Form 10-K
period 1999-10-31
METALLINE MINING CO
filed 2000-01-31
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 1999
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 000-27667

Metalline Mining Company
(Exact name of registrant as specified in its charter)

Nevada	                 91-1766677
(State or other jurisdiction  	(IRS Employer Identification No.)
      of incorporation)
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815
(Address of principal executive offices)

Registrant's telephone number, including area code: (208)665-2002

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock                   The OTC-Bulletin Board
Title of each class             Name of each exchange
                                on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in
Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 3, 1999 was $12,202,639.
The number of shares of common stock outstanding at such date was 8,215,095 shares. An additional 1,500,000 were deemed outstanding at such date pursuant to presently exercisable options.

METALLINE MINING COMPANY ANNUAL REPORT
ON FORM 10-K FOR THE FISCAL YEAR
ENDED OCTOBER 31, 1999

	TABLE OF CONTENTS	Page
SAFE HARBOR STATEMENT	(ii)
PART I
	Item 1:	Description of Business	1

	Item 2:	Risk Factors	7

	Item 3:	Description of Properties	11

	Item 4:	Legal Proceedings	12

	Item 5:	Indemnification of Directors and Officers	12

	Item 6:	Submission of Matters to a Vote of
		Security Holders	12
PART II
	Item 7:	Market for Registrant's Common Equity and
		Related Stockholder Matters	13

	Item 8:	Recent Sale of Unregistered Securities	13

	Item 9:	Selected Financial Data	16

	Item 10:	Description of Securities	17

	Item 11:	Management's Discussion and Analysis of
		Financial Condition and Plan of Operations	18

	Item 12:	Financial Statements and Supplementary Data	20

	Item 13:	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	21
PART III
	Item 14:	Directors and Executive Officers
		of the Registrant	21

	Item 15:	Executive Compensation	22

	Item 16:	Security Ownership of Certain Beneficial Owners
		and Management	25

	Item 17:	Certain Relationships and Related Transactions	25
PART IV
	Item 18:	Exhibits, Financial Statement Schedules, and
		Reports on Form 8-K	28

Index to Financials	29

Signatures		F/S - 20
(i)

SAFE HARBOR STATEMENT

	This report contains both historical and prospective statements concerning the Company and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results.

	Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of
1995) may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements. The risks and uncertainties associated with prospective statements contained in this report include, among others, the following:

[The balance of this page has been intentionally left blank.]

(ii)

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Background

	Metalline Mining Company (the "Company") is a development stage enterprise formed under the laws of the State of Nevada, on August
20, 1993, to engage in the business of mining.

Current Operations

	The Company is engaged in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in
Mexico through its wholly owned subsidiary corporation, Minera
Metalin S.A. de C.V. ("Minera Metalin").

The Sierra Mojada Property

	The Mexican government owns the mineral rights. The exclusive right to explore and exploit the mineral rights is granted by issuance of a concession to a company or individual that denounces the area desired for exploration or exploitation. After the concession has been issued an annual fee is paid to the government and annual Proof of Labor must be filed to maintain the title to the concession. The annual fee is determined on the basis of the area of the concession and the type of activity on the concession. The concession can be held for 6 years under the exploration fee, after 6 years the exploitation fee is paid.

	The Sierra Mojada Property is comprised of eight concessions totaling 7,060 hectares (17,446 acres). The concessions were acquired by purchase agreements from the titled owners. The Company controls 100% of the concessions. Minera Metalin has purchased title to the Sierra Mojada, Mojada 3 and Esmeralda concessions. A summary of the concessions is as follows:

Concession	Title No.	Hectares
Sierra Mojada	198513	4767.3154

Mojada 3	199246	1689.2173

Esmeralda 	188765	 117.5025

Esmeralda 1	187776	  97.6839

Unification Mineros Nortenos	169343	 336.7905

La Blanca	188326	  33.5044

Fortuna	160461	  13.9582

Vulcano	 83507	   4.4904
		---------
	    Total	7060.4626
		=========

	The Company is obligated to make payments to the sellers of the Esmeralda I, Fortuna, U.M. Nortenos and La Blanca concessions as follows:

Purchase Schedule

Esmeralda I	Fortuna	Esmeralda	U.M.Nortenos	La Blanca	Total
					Annual
Date	Amount	Date	Amount	Date	Amount	Date	Amount	Date	Amount	Payments
							960823				47,692
960823	17,692	961129	10,000	961129	  20,000	970902	  27,500	970902	 10,000	  115,192
					970529	  20,000	980302	  27,500	980302	  5,000
970823	 17,692	971129	10,000	971129	  30,000	980902	  82,500	980902	  5,000	  251,538
					980529	  30,000	990302	  82,500	990302	 10,000
980823	 26,538	981129	25,000	981129	  50,000	990902	 110,000	990902	 10,000	  369,038
					990529	 100,000	000302	 10,000
990823	 26,538	991129	30,000			000830	3,270,000	000902	 10,000	3,325,384
000823	 35,384							010302	 10,000
010823	 53,076							010902	 50,000	113,076

TOTAL	176,920	75,000	250,000	3,600,000	120,000	4,221,921


--------------
All amounts are U.S. Dollars.


The Company is current on its annual payments.


Location and Access

	The Sierra Mojada Mining District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border some 200 kilometers south of the Big Bend of the Rio
Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

	Vehicle access from Torreon is by 200 kilometers on paved road to the Penoles chemical plant at Laguna del Rey and then another 50 kilometers of gravel road to Sierra Mojada. There is a well maintained, 1200 meter, gravel airstrip. The District has high voltage electric power and is served by a rail line, which was constructed from Escalon to the district in 1891 and later connected to Monclova.

	This part of Mexico is remote, arid and sparsely populated; the region is known as the "zone of silence".

History

	The initial discovery of silver ore in the Sierra Mojada Property was made in 1879. Over the next 12 years numerous small mines developed along an oxidized silver lead ore body known as the "lead manto" (a bed, layer or strata). The lead manto was mined continuously for 3 kilometers and discontinuously for another 2 kilometers. Ore was selectively mined and hauled by wagon to Escalon on the railroad main line from El Paso to Mexico City; from there it went to smelters in Mexico and the United States.

	In September of 1891 the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district. The main lead manto was nearly mined out by 1905, the same year that the discovery of the first silver-copper ore body was made. Additional discoveries of silver, silver-copper, and silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931 additional lead manto silver-lead ore was discovered and mined to the southwest for some
1,400 meters under the Sierra Mojada range, this manto was eventually mined for more than 2 kilometers.

	By the mid 1920's many of the mines were under control of Penoles Corporation ("Penoles") and ASARCO Corporation ("ASARCO"). ASARCO ceased mining in the district in the late 1930's. Both companies still owned properties during the 1940's and Penoles mined until the late 1950's when the Mineros Nortenos Cooperative acquired the Penoles properties. The Mineros Nortenos Cooperative ("Mineros Nortenos") has operated the San Salvador, Encantada and Fronteriza mines since 1957 and direct shipped high-grade oxide zinc and lead-silver ore to smelters in Mexico.

	The lead manto produced 3 to 3.5 million tonnes prior to 1905 with another 1.5 million tonnes of similar ore coming from other ore bodies to the west and to the southwest.

	Mineros Nortenos has mined about 600,000 tonnes of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead and silver, copper, zinc and lead sulfide at grades of 1 to 4 kilogram silver per tonne, 1 to 5% copper, 10 to 30% zinc and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average 33.5% zinc.

	The Sierra Mojada Property has produced in excess of 10 million tonnes of high-grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per tonne that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5 kilometer by 2 kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.

	The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and grades for low cost production.

	Based upon the foregoing, the Company is of the opinion that the magnitude of the Sierra Mojada mineral system and its exploration potential is capable of providing new reserves for many more years of mining. Because, however, the reserves are located below the surface of the earth, there is no assurance as to the quantity or quality of the undeveloped reserves.

Geology

	The Sierra Mojada District is located on the southern margin of the Sabinas Basin, a large rift basin in northeastern Mexico, which formed during Late Jurassic and Cretaceous tectonic extension.

	Beginning in Latest Jurassic the Sabinas basin began to form with the basin being dropped down to the north relative to the Coahuila Peninsula that was being uplifted to the south. The Sierra Mojada fault is, possibly, one of the faults that contributed to the rift basin forming process, which occurred over a time span in excess of 80 million years. During basin formation the Sierra Mojada fault, if present, would have been a normal fault due to crustal extension. The most recent motion on the Sierra Mojada fault is post mineral and reverse. The reverse motion most likely occurred as a result of Late Cretaceous Laramide tectonic compression.

Stratigraphy

	Upper Jurassic and Lower Cretaceous marine carbonate, sandstone and shale, the La Casita and Taraises Formations, are overlain by Lower Cretaceous red beds, the San Marcos Formation, composed of conglomerate, sandstone, siltstone, shale, tuff and mineralized carbonate sediments. The San Marcos is overlain by a marine carbonate sequence of Early and Middle Cretaceous age, the Cupido, La Pena, Aurora and Georgetown Formations (refer to district cross section).

Mineralization

	Sierra Mojada has two mineral systems separated by the east west trending Sierra Mojada Fault. North of the fault the mineralization is chemical sedimentary disseminated to massive silver, copper, zinc and lead sulfide deposited in the Taraises Formation. South of the fault the mineralization is deposited in the Aurora Formation and consists of oxide zinc and lead mantos and solution cavern filling, karst and interformational breccia. Surrounding and extending beyond the solution cavern stopes there are mantos known as the red zinc mantos. These are pervasive, red, high iron, oxide zinc beds.

	These two mineral systems have been brought into proximity to each other by post mineral reverse motion on the Sierra Mojada Fault that faults the San Marcos and Taraises Formations against Aurora. The San Marcos and Taraises Formations are 25 million years older than the Aurora Formation.

	The mineral systems have been mined in an east-west direction for over 5 kilometers, in a north-south direction in excess of 2 kilometers and for a vertical extent of 100 meters.

	The Sierra Mojada mineral systems are chemical sedimentary and brine related. The ore minerals are in chemical equilibrium with the host rocks, which are limestone, dolomite, carbonate shale and sandstone. There is no alteration, silicification or skarn mineralization.

	Mineralization has been episodically deposited in certain beds, resulting in a vertical repetition of mineralized beds and ore bodies in the Taraises Formation and in the Aurora Formation. This Intermittent or episodic deposition of mineralization has occurred over at least the 25 million years represented by these two formations and it is possible that this process was ongoing during deposition of the other units above the basement rocks. The thickness and character of the rock units below the existing workings is unknown and will have to be determined by drilling.
With the evidence of the repetitive nature of the mineralization the potential for additional discovery at depth is high.

Exploration and Development.

	The Company has spent the last 3 years collecting historic data on the district, geologic mapping and sampling of the surface and the underground mines and has completed a reverse circulation drilling program consisting of 24 holes and a total of 6630 meters of drilling. The drill program was the first step in developing ore reserves at Sierra Mojada. Fifteen of the holes were drilled on a grid of about 30 meters by 60 meters on the Encantada North zone, north of the Sierra Mojada fault, to evaluate the silver, copper, zinc and lead mineralization of the Encantada North target. Nine holes were drilled in the San Salvador, Encantada and Fronteriza mines to test the oxide zinc mineral system south of the Sierra
Mojada fault. These holes were spaced at about 100 to 200 meter intervals over a 1500 meter extent in the three mines. The results confirm and expand the mineralization of the Encantada North and the oxide zinc mantos. Multiple intersections of ore grade mineralization over thick intervals were obtained, with some intersects of exceptional grade and thickness. The results of the drill program have been released in news releases dating from February through September 1999 and are available from the Company.

	Exploration and evaluation of the mineral systems of the district and the Company's total land position to define the limits of the known mineralization and for discovery of new mineralization will continue and accelerate.

	The oxide zinc system in the San Salvador, Encantada and Fronteriza mines and the Encantada North silver, copper, zinc, lead zone will move to development stage for drilling, sampling and defining of an ore reserve. This will involve surface and underground drilling and channel sampling in sufficient detail to determine the tonnage and grade of an ore reserve and perform a feasibility study, including metallurgical studies, to determine if the reserves are commercially viable.

	Costs of these programs at this time have not been estimated, but will be estimated as each stage of the exploration and development programs are planned and budgeted. All costs through feasibility will be paid by North Limited under the Joint Venture agreement with North. Additional financing by the Company will be required to complete its land payment obligations and for corporate overhead.

Joint Venture Agreement

	Minera Metalin has signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major international mining company. The letter agreement is to be followed with a formal Joint Venture Agreement. The agreement allows North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study (which shall be of a standard acceptable to international banks as enabling them to lend funds to the project) over a "Earn In Period" of not more than 5 years. If a decision is made to proceed with the development of any mine, North shall arrange financing for the development on behalf of both parties.

Timetable

	Definition of a 2 million tonne sulfide reserve and completion of a feasibility study is estimated to take 1.5 to 2 years.
Construction and development of a 1000 tonne per day mine and mill will require an additional 2 years.

	Defining a 20 million tonne oxide reserve would require 2 to 3 years of drilling, an additional 1 to 2 years for completing a feasibility study and about 5 years to develop the mine and build a hydrometallurgical plant.

	There is potential for long-term reserve expansion within the known extent of the mineral systems. There is potential to discover ore deposits in unexplored portions of the land position and at depth in unexplored stratigraphy. There is however, no assurance that the Company will have the monetary resources to continue to explore for, develop, or retrieve any of the minerals located in the Sierra Mojada Property.

ITEM II. RISK FACTORS

	1. EXPLORATION STAGE MINING COMPANY WITH NO HISTORY OF OPERATION. The Company is in its exploration stage, has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate. See "Business."

	2. NO COMMERCIALLY MINEABLE ORE BODY. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. See "Business."

	3. RISKS INHERENT IN THE MINING INDUSTRY. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; the concession holder must pay fees and perform labor on the concessions to maintain the concessions title; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and, the availability of water, which is essential to milling operations.

	4. NATURE OF THE INDUSTRY. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses.
The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

	5. FLUCTUATING PRICE FOR METALS. The Company's operations will be greatly influenced by the prices of silver, copper, lead, zinc and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major metal producing regions of the world.

	6. MINING CONCESSIONS. The Company holds mining concessions in Mexico. Concessions require work and financial expenditures to retain their validity. See "Business."

	7. ENVIRONMENTAL CONTROLS. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

	8. GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONTROLS. The Company's activities are subject to extensive Mexican laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to Mexican safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

	9. AVAILABILITY OF WATER SHORTAGES OF SUPPLIES AND MATERIALS. Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Any water that may be found will be subject to acquisition pursuant to appropriate governing laws. The Company has definitely not determined the availability of water at Sierra Mojada, except to note that adequate water supplies are generally developed by drilling, but has not determined the cost of acquisition. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.

	10. UNINSURED RISKS. The Company may not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

	11. NEED FOR SUBSEQUENT FUNDING. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

	12. NEED FOR ADDITIONAL KEY PERSONNEL. At the present, the Company employs three full time and two part-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

	13. RELIANCE UPON DIRECTORS AND OFFICERS. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who will exercise control over the day to day affairs of the Company. While the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming. See "Business" and "Management."

	14. ISSUANCE OF ADDITIONAL SHARES. Approximately 42,734,905 shares of Common Stock or 85.47% of the 50,000,000 authorized shares of Common Stock of the Company will remain unissued even if all shares offered hereby are sold. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering. See "Description of Securities - Shares Eligible for
Future Sale."

	15. NON-ARMS'S LENGTH TRANSACTION. The number of shares of Common Stock issued to present shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm's length transactions. See "Principal Shareholders."

	16. INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions.
Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

	17. COMPETITION. The Company believes that it will have competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

	18. PUBLIC MARKET FOR SECURITIES. At present, the Company's common stock is traded under the symbol MMGG on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This market is a thinly traded market and lacks the liquidity of other public markets with which some investors may have more experience.

	19. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future.
Cumulative voting in
the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

	20. NO DIVIDENDS ANTICIPATED. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities being offered hereby. See "Dividend Policy."

ITEM 3. 	DESCRIPTION OF PROPERTIES.

	The Company does not own any real or personal property other than the following eight mining concessions:

Concession					Title No.		Hectares
Sierra Mojada				198513		4767.3154
Mojada 3						199246		1689.2173
Esmeralda 					188765		 117.5025
Esmeralda 1					187776		  97.6839
Unification Mineros Nortenos	169343		 336.7905
La Blanca					188326		  33.5044
Fortuna						160461		  13.9582
Vulcano						 83507		   4.4904
										---------
		Total							7060.4626
										=========

	The Company's corporate offices are located at 1330 East Margaret Avenue, Coeur d'Alene, Idaho 83815 and its telephone number is (208) 665-2002 and FAX is (208) 665-0041. Minera Metalin has its operations, consisting of offices, residences, shops, and warehouse buildings, located at Calle Mina #1, La Esmeralda, Coahuila, Mexico and its telephone and FAX number is 52 177 52100.

ITEM 4.	LEGAL PROCEEDINGS.

	The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.

	The laws of the state of Nevada under certain circumstances provide for indemnification of the Company's Officers, Directors and controlling persons against liabilities, which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to the Company's Articles of Incorporation and to the statutory provisions.

	In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.

	The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.

	The Company's Articles of Incorporation and Bylaws do not contain any provisions for indemnification as described above.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

PART II

ITEM 7.	MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER
MATTERS.

	The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the
"Bulletin Board") under the trading symbol "MMGG." The Company's shares began trading November 19, 1996. Summary trading by quarter for 1999, and 1998, and 1997 are as follows:

Fiscal Quarter			High Bid[1]  Low Bid[1]
1999
	Fourth Quarter		4 3/8		2 3/16
	Third Quarter		4 3/8		1 1/2
Second Quarter		2 1/16		3/4
	First Quarter		1 3/32		7/16

1998
	Fourth Quarter		1 1/8		3/8
	Third Quarter		1 1/2		7/8
	Second Quarter		1 9/16		1 1/8
	First Quarter		2 1/8		1 1/4

1997
	Fourth Quarter		2 3/8		1 3/4
	Third Quarter		2 1/4		1 5/8
	Second Quarter		1 7/8		5/8
	First Quarter		13/16		5/8

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	As of October 31, 1999, the Company has 120 holders of record of its Common Stock.

	The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

	The Company has 7,265,095 shares of Common Stock issued and outstanding as of October 18, 1999. Of the 7,265,095 shares of the Company's Common Stock outstanding, 2,658,639 shares are freely tradeable and 4,606,456 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

	In general, under Rule 144 as currently in effect, a person (or persons whose Shares are aggregated) who has beneficially owned
Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the Company's Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule
144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

	On August 24, 1993, the Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. ("PMM"), for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

	On August 31, 1994, the directors of Cadgie Co. declared a 1:5 reverse stock split of the outstanding Cadgie Co. shares, thus reducing the number of outstanding shares from 960,800 to 192,160 shares.

	On August 4, 1995, the directors of Cadgie Co. declared a 3:1 forward stock split of the outstanding Cadgie Co. shares, thus increasing the number of outstanding shares from 192,160 to 576,480.

	During November 1995, Cadgie Co. directors approved an issue of 45,000 shares of Common Stock to Mr. Ryan for services rendered at $0.01 per share. The foregoing shares were issued pursuant to
Section 4(2) of the Act.

	In June 1996, the Company completed a private placement of common stock resulting in net proceeds of $25,000. The Company issued 250,000 common shares in connection with this private placement. The Company also issued 900,000 shares to Messrs. Bingham, Gorski and Ryan who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with Dakota covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with Dakota in July 1996. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	During June 1996, the Company issued 900,000 shares of Common Stock for the assignment of mineral rights in the Sierra Mojada
Project in Coahuila, Mexico valued at $0.01. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	In October 1996, the Company completed a private placement of common stock resulting in net proceeds of $125,500. The Company issued 1,255,000 shares in connection with this placement. The Company also issued 120,000 shares to Mr. Gorski in payment for his services for the months of September and October. The Company issued 20,000 shares of Common Stock to Mr. Ryan as payment for services in those same months. Further, the Company issued 150,000 shares of common stock for computer equipment. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	During February 1997, the Company borrowed $30,000 from shareholders and issued 24,900 shares of Common Stock as a loan incentive. The foregoing shares were issued pursuant to Section
4(2) of the Act.

	In March 1997, the Company completed an issuance of Common Stock resulting in net proceeds of $17,500. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000.
The Company issued 133,800 shares of Common Stock were issued for services and expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share. A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of January, February and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	On June 5, 1997, the Company issued 50,000 shares of Common Stock in consideration of services rendered. The foregoing shares were issued pursuant to Section 4(2) of the Act.

	In 1997 and 1998, the Company issued warrants to eight persons. Each warrant entitles the holder to acquire one share of common stock at exercise prices ranging from $0.35 to $2.13. A total of 1,046,500 warrants are outstanding. None of the warrants have been exercised. The warrants were issued pursuant to Section 4(2) of the Act.

	Between August 14, 1998 and November 23, 1998, the Company sold 565,000 shares of common stock to eight persons/entities in consideration of $_565,000. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

	Between March 8, 1999 and June 11, 1999, the Company sold
662,500 shares of common stock to eight persons/entities in consideration of $662,500. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 9. SELECTED FINANCIAL DATA.

	The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 11 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data for the three years ended October 31, 1999 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Williams & Webster P.S., Spokane, Washington.

	The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

Selected Financial Data

	1999	1998	1997
	-----	-----	-----
Summary of Balance Sheets:

Working capital	$194,731	$282,066	$191,333
Current assets	248,997	342,631	624,481
Total assets	1,422,506	1,209,950	778,825
Current liabilities	54,266	60,565	433,148
Long-term obligation	0	0	0
Total liabilities	54,266	60,565	433,148
Stockholder's equity	1,368,240	1,149,385	345,677

Summary of Statements
 of Operations:

Revenues	0	0	0
Net loss (F1)	(1,423,045)	(906,036)	(582,919)
Net loss per share	(0.22)	(0.17)	(0.16)
--------

<F1> Cumulative losses for period from inception (Nov. 8, 1993)
through October 31, 1999 were $2,576,262.

ITEM 10.	DESCRIPTION OF SECURITIES.

Common Stock

	The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October
31, 1999, 7,265,095 shares are issued and outstanding of which 2,658,639 are freely tradable.

	In general, under Reg.144, an affiliate of the Company (officers, directors, and owners of more than ten percent (10%) of the outstanding shares of Common Stock are affiliates of the Company) may sell in ordinary market transactions through a broker or with a market maker, within any three (3) month period a number of shares which does not exceed the greater of one percent (1%) of the number of outstanding shares of Common Stock or the average of the weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Sales under Reg.144 require the filing of Form 144 with the Securities and Exchange Commission. If the shares of Common Stock have been held for more than two (2) years by a person who is not an affiliate, there is no limitation on the manner of sale or the volume of shares that may be sold and no Form 144 is required. Sales under Reg. 144 may have a depressive effect on the market price of the Company's Common Stock.

	All shares have equal voting rights and are not assessable. Voting rights are not cumulative and, therefore, the holders of more than 50% of the Common Stock could, if they chose to do so, elect all of the directors of the Company.

	Upon liquidation, dissolution, or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the Common Stock. The holders of the Common Stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of Common Stock presently outstanding are fully paid and non-assessable.

Dividends

	Holders of the Common Stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore. No dividend has been paid on the Common Stock since inception, and none is contemplated in the foreseeable future.

Warrants

	Currently, the Company has outstanding warrants to acquire up to 1,046,500 shares of common stock at exercise prices ranging from $0.35 to $2.13 per share. Each warrant permits the holder thereof to acquire one share of common stock. The warrant expiration periods range from February 28, 2001 to September 15, 2005.

Transfer Agent

	The transfer agent for the Company's Common Stock is Idaho Stock Transfer Co., 421 Coeur d'Alene Avenue, Coeur d'Alene, Idaho 83814.

ITEM 11.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

	The Company does not intend to purchase a plant or significant equipment.

	The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

Results of Operations - Inception (August 20, 1993) through October
31, 1999.

	The Company is in the development stage. From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana
("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico. The President and Vice President of the Company both have extensive experience in mining, exploration and development.

Liquidity and Capital Resources.

	The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization and to develop an ore reserve and compilation of the data into a computer data base for reserve calculation.

	Currently the Company is spending approximately $20,000 per month in general overhead. Over the next six months the Company has budgeted $100,000 for Sierra Mojada programs, $40,000 for property payments and $220,000 for working capital and costs of future financing.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 ("SFAS No.131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As the Company operates within one segment, the adoption of SFAS No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position.

	In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132") Employer's Disclosures about Pensions and other Post-retirement Benefits, which standardizes the disclosure requirements for pension and other post-retirement Benefits. The adoption of SFAS No. 132 did not materially impact the Company's current disclosures.

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No.
133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

	In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 134") Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.

	In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135") Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authorative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	The financial statements of the Company for the years ended October 31, 1999, 1998, and 1997 included elsewhere in this report have been audited by Williams & Webster, P.S., Spokane, Washington. An index to such financial statements appears at Page 17 of this report.

ITEM 13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	There have been no disagreements on accounting and financial disclosures through the date of this Registration Statement.

PART III

ITEM 14.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

	The officers and directors of the Company are as follows:

Name	Age	Position

Merlin Bingham	66	President and Chairman of the Board of
		Directors

Daniel Gorski	62	Vice President of Operations and a member
		of the Board of Directors

Mario Ayub Touche	50	Member of the Board of Directors

Jim Czirr	45	Member of the Board of Directors and
		Consultant

Wayne Schoonmaker	62	Member of the Board of Directors and
		Secretary & Treasurer

	All directors hold office until the next annual meeting of shareholders which is tentatively scheduled for February 3, 2000, or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

Merlin Bingham, President and Chairman of the Board of Directors

	Since October 1996, Mr. Bingham has been the President and Chairman of the Board of Directors of the Company. From 1963 to 1983 Mr. Bingham worked in exploration for mining and oil companies in the western U.S. and Alaska, Zambia, the United Arab Emirates, Ecuador and Mexico. Since 1983, Mr. Bingham has been a consulting geologist. Mr. Bingham received a B.S. degree in Mineralogy from the University of Utah in 1963.

Daniel Gorski, Vice President of Operations and a member of the Board of Directors

	Since June 1996, Mr. Gorski has been the Vice President of Operations and a member of the Board of Directors of the Company. Mr. Gorski has been a consulting geologist and mine manager since 1974 working in the western U.S. and Mexico. From January 1992 to June 1996, Mr. Gorski was employed as a contract geologist, working in Mexico, employed by USMX, Inc., an exploration and mining company located in Denver, Colorado. Mr. Gorski received a B.S. degree in Geology from Ross State College, Alpine Texas and a M.A. in Geology from the University of Texas in 1970.

Mario Ayub Touche, Member of the Board of Directors

	Since June 5, 1997, Mr. Touche has been a member of the Board of Directors and a consultant to the Company. Mr. Touche has over 20 years of experience in mining and exploration and has been the President of the National Association of Small and Medium Miners of Mexico ("FENAMMPAC").

Jim Czirr - Director and Financial Consultant

	Since June 1998, Mr. Czirr has been a member of the Board of Directors and a financial consultant to the company since December 1997. Mr. Czirr has over 20 years experience as a financial and public relations consultant in the areas of business strategies, marketing, incentive programs, finance and capital formation and has extensive experience in the brokerage business and in oil and gas limited partnerships.

Wayne Schoonmaker - Director and Secretary & Treasurer

	Since August 1998, Mr. Schoonmaker has been a member of the Board of Director of the Company. From 1981 to 1993, Mr. Schoonmaker was Financial Manager of the Northwest Mining Department of ASARCO and from 1978 to 1981, he was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up of the Troy Mine. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Corporation Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

ITEM 15.	EXECUTIVE COMPENSATION.

Summary Compensation.

	The following table sets forth the compensation paid by the Company from January 1, 1996 through December 31, 1998, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

	SUMMARY COMPENSATION TABLE

	Long-Term Compensation
		Annual Compensation	Awards	Payouts
Securities
Names				Other	Under	Restricted		Other
Executive				Annual	Options/	Shares or		Annual
Officer and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	Units(US$)	(US$)	(US$)
Merlin	1999	72,000	0	0	0	0	0	0
 Bingham	1998	72,000	0	0	0	0	0	0
 President	1997	33,000	0	0	0	0	0	0
	1996	21,000	0	0	0	0	0	0

Daniel	1999	72,000	0	0	0	0	0	0
 Gorski	1998	78,000	0	0	0	0	0	0
 Vice	1997	54,000	0	0	0	0	0	0
 President	1996	42,000	0	0	0	0	0	0

Mario	1999	0	0	0	0	0	0	0
 Ayub	1998	0	0	0	0	0	0	0
 Touche	1997	0	0	0	0	50,000	0	0
 Director	1996	0	0	0	0	0	0	0

Jim	1999	0	0	36,000	0	0	0	0
 Czirr	1998	0	0	36,000	100,000	0	0	0
 Director	1997	0	0	0	0	0	0	0
	1996	0	0	0	0	0	0	0

Wayne	1999	18,000	0	0	0	0	0	0
 Schoonmaker	1998	 7,500	0	0	0	0	0	0
 Secretary/	1997	0	0	0	0	0	0	0
 Treasurer	1996	0	0	0	0	0	0	0


	There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

		Number of
		Securities
	Number of	Underlying
	Securities	Options/SARs
	Underlying	Granted	Exercise	Number of
	Options	During Last 	or Base	Options	Expiration
Name	SARs Granted	12 Months[1]	Price($/Sh)	Exercised	Date
------	------------	------------	-----------	---------	--------
James
Czirr	300,000	0	$0.10	-0-	12/31/05

Long-Term Incentive Plan Awards.

	The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

	In general, the Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors other than with James Czirr. Mr. Czirr has entered into a consulting agreement with the Company whereby Mr. Czirr supplies financial and business consulting services and is compensated in stock and options. See "Certain Relationships and Related Transaction."

ITEM 16.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name	Number of		Number of
of owner	Shares	Position	Shares
--------	---------	--------------------	--------

Merlin Bingham	935,000	President, CEO and Chairman	12.87%
		of the Board of Directors

Daniel Gorski	766,600	Vice President of Operations	10.55%
		and member of the
		Board of Directors

Mario Ayub Touche	50,000	Member of the Board of	0.69%
		Directors

Jim Czirr	490,100	Member of the Board of	6.75%
		Directors

Wayne Schoonmaker	0	Secretary & Treasurer	0.00%

All officers and	2,241,700		30.86%
directors as a
group (5 persons)

Britannia Holdings	550,000		7.57%
King's House
The Grange
St. Peter Port
Guernsey
Channel Islands

ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  	The Company was formed on November 8, 1993, by Mr. Carman
Ridland of Las Vegas, Nevada as a spin-off from its predecessor
Precious Metal Mines, Inc. ("PMM").

	The Company issued 960,800 of its $0.01 par value shares to PMM, for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group.

	PMM distributed the 960,800 shares of Cadgie Co. to its shareholders, one share of Cadgie Co. for each share of PMM held by holders of record as of August 31, 1993.

	On August 31, 1994, the directors of Cadgie Co. declared a 1:5 reverse stock split of the outstanding Cadgie Co. shares, thus reducing the number of outstanding shares from 960,800 to 192,160 shares.

	On August 4, 1995, the directors of Cadgie Co. declared a 3:1 forward stock split of the outstanding Cadgie Co. shares, thus increasing the number of outstanding shares from 192,160 to 576,480.

	During November 1995, Metalline Mining Company's directors approved an issue of 45,000 shares of Common Stock to Mr. Ryan for services rendered at $0.01 per share.

	In January 1996, Carman Ridland in a private sale, sold a controlling interest in the corporation to Howard Crosby. On
January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr. Howard Crosby and Mr. Robert Jorgensen.

	In May 1996, Messrs. Crosby and Jorgensen were made aware of certain potentially valuable mining properties and concessions located at Sierra Mojada, Coahuila, Mexico. Messrs. Crosby and Jorgensen transferred control of Cadgie Co. to Messrs. Bingham, Gorski and Ryan so that Cadgie Co. could focus on the opportunity presented at Sierra Mojada.

	In June 1996, the Company completed a private placement of common stock resulting in net proceeds of $25,000. The Company issued 250,000 common shares in connection with this private placement. The Company also issued 900,000 shares to Messrs. Bingham, Gorski and Ryan who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with Dakota covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with Dakota in July 1996.

	During June 1996, the Company issued 900,000 shares of Common Stock for the assignment of mineral rights in the Sierra Mojada
Project in Coahuila, Mexico valued at $0.01.

	In August 1996, the Company changed its name to Metalline Mining Company and increased the authorized capital to 50,000,000 shares.

	In October 1996, the Company completed a private placement of common stock resulting in net proceeds of $125,500. The Company issued 1,255,000 shares in connection with this placement. The Company also issued 120,000 shares to Mr. Gorski in payment for his services for the months of September and October. The Company issued 20,000 shares of Common Stock to Mr. Ryan as payment for services in those same months. Further, the Company issued 150,000 shares of common stock for computer equipment.

	During February 1997, the Company borrowed $30,000 from shareholders and issued 24,900 shares of Common Stock as a loan incentive.

	In March 1997, the Company completed an issuance of Common Stock resulting in net proceeds of $17,500.

	In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000.
The Company issued 133,800 shares of Common Stock were issued for services and expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share. A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of
January, February and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share.

	On June 5, 1997, the Company issued 50,000 shares of Common Stock to Mario Ayub Touche in consideration of services rendered.

	In December 1997, the Company entered into a consulting agreement with James Czirr, a member of the Board of Directors. Pursuant to the consulting agreement, Mr. Czirr supplies financial and business consulting services and is compensated in stock and options.


PART IV
ITEM 18. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBITS. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

EXHIBIT NO.	EXHIBIT

27.1 Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No.000-27667) and incorporated by reference herein.

27.2 Bylaws of registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

27.3 Articles of Amendment to the Articles of Incorporation.
Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

27.1 Speciman stock certificate of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

27.1 Master agreement between the registrant and USMX, Inc.
relating to development and exploration of certain mineral properties. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

27.2 Royal Silver letter regarding Joint Venture Agreement between Royal Silver, Minera Metalin S.A. de C.V. and its registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

27.3 Consulting Agreement dated December 1, 1997 between the registrant and James Czirr. Filed as Exhibit 99.1 on the registrant's Form 10-SB and incorporated by reference herein.

27.4 Consulting addendum dated August 24, 1998 between the registrant and James Czirr. Filed as Exhibit 99.2 on the registrant's Form 10-SB and incorporated by reference herein.

27.1 Financial Data Schedule. Filed herewith.

REPORTS ON FORM 8-K. NONE.

[The balance of this page has been intentionally left blank.]



METALLINE MINING COMPANY

INDEX TO FINANCIAL STATEMENTS

	PAGE

Report of Independent Certified
	Public Accountanats	F/S-1

Financial Statements:

	Balance Sheets as of October 31, 1999
	and October 31, 1998	F/S-2

	Statements of Loss for the Years Ended
	October 31, 1999, 1998, 1997, and for
	the period from inception (November 8, 1993)
	to October 31, 1999	F/S-3

	Statements of Changes in Stockholder's Equity
	for the period from inception (November 8, 1993)
	to October 31, 1999	F/S-4

	Statements of Cash Flow for the Years Ended
	October 31, 1999, 1998, 1997, and for the
	period from inception (November 8, 1993) to
	October 31, 1999	F/S-9

	Notes to Financial Statements	F/S-10

	Summary of Accounting Policies	F/S-10

	Signatures	F/S-20


[The balance of this page has been intentionally left blank.]




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Metalline Mining Company
(An Exploration Stage Company)
Coeur d'Alene, Idaho

We have audited the accompanying balance sheets of Metalline Mining Company (an exploration stage company) as of October 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and from inception (November 8, 1993) through October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and from inception (November 8, 1993) through October 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Also discussed in Note 7 are management's plans for the Company's viability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 27, 2000
F/S-1


METALLINE MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	October 31,		October 31,
	1999		1998
ASSETS

CURRENT ASSETS
 Cash	$ 240,662	$ 313,322
 Accounts receivable	-	2,849
 Prepaid expenses	3,127	26,460
	Employee advances	5,208	-
	----------	---------
   Total Current Assets	248,997	342,631

MINERAL PROPERTIES	1,103,671	772,642
	----------	---------
PROPERTY AND EQUIPMENT
 Office equipment	71,119	71,119
	Plant, property, and equipment	61,047	61,047
 Less: Accumulated depreciation	(62,328)	(37,489)
	----------	---------
   Total Property and Equipment	69,838	94,677
	----------	---------
TOTAL ASSETS	$ 1,422,506	$ 1,209,950
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable	$ 3,739	$ 40,400
 Deposits payable	37,500	-
 Accrued liabilities	13,027	20,165
	---------	---------
   Total Current Liabilities	54,266	60,565
	---------	---------
COMMITMENTS AND CONTINGENCIES	-	-
	---------	---------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value;
 50,000,000 shares authorized,
 7,215,095 shares issued and
 outstanding, at October 31, 1999;
 6,090,739 shares issued and
 outstanding at October 31, 1998	71,152	60,908
 Additional paid-in capital	3,977,350	2,757,694
 Stock subscriptions receivable	-	(300,000)
	Stock options and warrants	288,000	177,000
 Deficit accumulated during
  development stage	(2,969,262)	(1,369,217)
	----------	---------
 Total Stockholders' Equity	1,368,240	1,149,385
	----------	---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY	$1,422,506	$ 1,209,950
	==========	=========
The accompanying notes are an integral part of these financial statements.

F/S-2

METALLINE MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		For the Years	From Inception
		Ended October 31,	(November 8, 1993)
	1999	1998	to October 31,1999
	-------	-------	------------------
REVENUES
	Interest Income	$ 3,214	$    -	$   3,214
	-------	-------	----------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries	235,048	97,753	431,778
 Office	31,155	40,497	89,018
 Professional services	133,094	501,751	1,000,229
 Property expenses	735,326	174,608	1,023,614
 Depreciation	24,839	21,798	62,745
 Marketing and research	50,783	9,629	79,493
	Financing Costs	216,000	60,000	276,000
		---------	--------	----------
 Total Expenses	1,426,245	906,036	2,962,877

OTHER EXPENSES
 Interest	14	-	9,599
	---------	--------	----------
NET LOSS	$(1,423,045)	$(906,036)	$(2,969,262)
	===========	==========	============
BASIC AND DILUTED
 LOSS PER
 COMMON SHARE	$ (0.22)	$ (0.17)	$ (0.96)
	=========	=========	===========
BASIC AND DILUTED
	WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING 	6,615,203	5,442,739	3,078,304
	==========	==========	============
The accompanying notes are an intregal part of these financial statements.

F/S-3

	METALLINE MINING COMPANY
	(An Exploration Stage Company)
	STATEMENTS OF STOCKHOLDERS' EQUITY

								Accumulated
			Common Stock		Stock	Stock 	Deficit
		-----------------	Additional	Sub-	Options	During Ex-
		Number of		Paid-in	scriptions	and	ploration
		Shares	Amount	Capital	Receivable	Warrants	Stage	Total
		--------	------	-------	----------	--------	--------	------
Issuance in August
	1993 (prior to
	inception) common
	stock without
	value	960,800	$ 9,608	$(9,608)	$    -	$     -	$     -	$     -

Reverse stock split
	of 5:1, reducing
	common stock to
	192,160 shares	(768,640)	(7,686)	7,686	-	-	-	-

Net loss for the
	year ending
	October 31, 1994	-	-	-	-	-	(8,831)	(8,831)
		-------	-------	-------	-------	-------	-------	-------
Balances at
	October 31, 1994	192,160	1,922	(1,922)	-	-	(8,831)	(8,831)

Stock split 3:1, in-
	creasing common
	stock to
	576,480 shares	384,320	3,843	(3,843)	-	-	-	-

Net loss for the
	year ending
	October 31, 1995	-	-	-	-	-	(7,861)	(7,761)
		-------	-------	-------	-------	-------	-------	-------
Balance at
	October 31, 1995	576,480	$ 5,765	$(5,765)	$   -	$   -	$(16,592)	$(16,592)
		-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

F/S-4

	METALLINE MINING COMPANY
	(An Exploration Stage Company)
	STATEMENTS OF STOCKHOLDERS' EQUITY
	(continued)

								Accumulated
			Common Stock		Stock	Stock 	Deficit
		-----------------	Additional	Sub-	Options	During Ex-
		Number of		Paid-in	scriptions	and	ploration
		Shares	Amount	Capital	Receivable	Warrants	Stage	Total
		--------	------	-------	----------	--------	--------	------
Balance brought
Forward	576,480	$ 5,765	$(5,765)	$   -	$   -	$(16,592)	$(16,592)

Issuance in November
	1995 of shares for
	cash at $0.01 per
	share	45,000	450	-	-	-	-	-

Issuance in November
	1995 of shares for
	cash at $1.00 per
	share	15,859	159	15,700	-	-	-	15,859

Issuance in June
	1996 of shares for
	cash at $0.10
	per share	1,305,000	13,050	117,450	-	-	-	130,500

Issuance in June
	1996 of shares at
	$0.01 per share in
	exchange for
	assignment of
	mineral property
	rights valued at
	$9,000	900,000	9,000	-	-	-	-	9,000

Issuance in October
	1996 of shares for
	CAD computer equip-
	ment at $0.10 per
	share	150,000	1,500	13,500	-	-	-	15,000

Issuance in October
	1996 of shares for
	services at $0.10
	per share	140,000	1,400	12,600	-	-	-	14,000

Net loss for the
	year ending
	October 31, 1996	-	-	-	-	-	(40,670)	(40,670)
		-------	-------	-------	-------	-------	-------	-------
Balances at
	October 31, 1996	3,132,339	$31,324	$153,485	$   -	$   -	$(57,262)	$127,547
		-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

F/S-5

	METALLINE MINING COMPANY
	(An Exploration Stage Company)
	STATEMENTS OF STOCKHOLDERS' EQUITY
	(continued)

								Accumulated
			Common Stock		Stock	Stock 	Deficit
		-----------------	Additional	Sub-	Options	During Ex-
		Number of		Paid-in	scriptions	and	ploration
		Shares	Amount	Capital	Receivable	Warrants	Stage	Total
		--------	------	-------	----------	--------	--------	------
Balance brought
	Forward	3,132,339	$ 31,324	$ 153,485	$   -	$   -	$(57,262)	$127,547

Issuance in February
	1997 of shares for
	services at $0.30
	and $0.35 per
	share	133,800	1,338	44,245	-	-	-	-

Issuance in March
	and April 1997 of
	shares for cash
	at $0.35 per share	250,000	2,500	85,000	-	-	-	87,500

Issuance in May and
	June 1997 of shares
	for cash at $0.35
	per share	181,600	1,816	61,744	-	-	-	63,560

Issuance in May and
	June 1997 of shares
	for services at
	$0.35 per share	62,500	625	21,250	-	-	-	21,875

Issuance in August
	1997 of shares for
	payment of loan at
	$0.315 per share	100,200	1,002	30,528	-	-	-	31,530

Issuance in August
	1997 of shares for
	cash at $0.90
	per share	420,000	4,200	373,800	-	-	-	378,000

Issuance in August
	1997 of shares for
	services at $1.00
	per share	95,000	950	94,050	-	-	-	95,000

Issuance in October
	1997 of shares for
	cash at $1.00
	per share	75,000	750	74,250	-	-	-	75,000

Issuance of option
	(for 300,000 shares
	at $2.25 per share)
	for cash	-	-	3,000	-	-	-	3,000

Net loss for year
	ending October 31,
	1997	-	-	-	-	-	(582,919)	(582,919)
		-------	-------	-------	-------	-------	-------	-------
Balances at
	October 31, 1997	4,450,439	$44,505	$941,352	$   -	$   -	$(640,181)	$345,676
		-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

F/S-6

	METALLINE MINING COMPANY
	(An Exploration Stage Company)
	STATEMENTS OF STOCKHOLDERS' EQUITY
	(continued)

								Accumulated
			Common Stock		Stock	Stock 	Deficit
		-----------------	Additional	Sub-	Options	During Ex-
		Number of		Paid-in	scriptions	and	ploration
		Shares	Amount	Capital	Receivable	Warrants	Stage	Total
		--------	------	-------	----------	--------	--------	------
Balance brought
	forward 	4,450,439	$44,505	$941,352	$   -	$   -	$(640,181)	$345,676

Issuance in November
	and December 1997
	of shares for cash
	at $1.00
	per share	403,500	$4,035	$399,465	-	-	-	403,500

Issuance of options
	(for 1,200,000
	shares at $0.90
	per share) for cash	-	-	120,000	-	-	-	120,000

Issuance of options
	for financing fees	-	-	-	-	60,000	-	60,000

Issuance of warrants
	for consulting fees	-	-	-	-	117,000	-	117,000

Issuance in November
	and December 1997 of
	shares for services
	at $0.35 and $1.00
	per share	41,800	418	21,882	-	-	-	22,300

Issuance in February
	1998 of shares for
	mine data base at
	$1.625 per share	200,000	2,000	323,000	-	-	-	325,000

Issuance in February
	and March 1998 of
	shares for cash at
	$1.00 and $0.87
	per share	345,000	3,450	338,495	-	-	-	341,945

Issuance in June and
	July 1998 of shares
	for cash at $1.00
	per share	95,000	950	94,050	-	-	-	95,000

Issuance in September
	and October 1998 of
	shares for cash and
	receivables at $1.00
	per share	555,000	5,550	519,450	(300,000)	-	-	225,000

Net loss for year
	ending October 31,
	1998	-	-	-	-	-	(906,036)	(906,036)
		-------	-------	-------	-------	-------	-------	-------
Balance at
	October 31, 1998	6,090,739	$60,908	$2,757,694	$(300,000)	$177,000	$(1,546,217)	$(1149385)
		-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

F/S-7

	METALLINE MINING COMPANY
	(An Exploration Stage Company)
	STATEMENTS OF STOCKHOLDERS' EQUITY
	(continued)

								Accumulated
			Common Stock		Stock	Stock 	Deficit
		-----------------	Additional	Sub-	Options	During Ex-
		Number of		Paid-in	scriptions	and	ploration
		Shares	Amount	Capital	Receivable	Warrants	Stage	Total
		--------	------	-------	----------	--------	--------	------
Balance brought
	forward	6,090,739	$60,908	$2,757,694	$(300,000)	$177,000	$(1,546,217)	$1149385

Stock subscription
	received	-	-	-	300,000	-	-	300,000

Expiration of
	stock options	-	-	60,000	-	(60,000)	-	-

Issuance of stock
	options for
	financing fees	-	-	-	-	216,000	-	216,000

Exercise of stock
	warrants at $0.90
	per share	250,000	2,500	267,500	-	(45,000)	-	225,000

Issuance in November
	1998 and March -
	August, 1999 shares
	for cash at $1.00
	per share	776,000	7,760	768,240	-	-	-	776,000

Issuance in August
	1999 of shares for
	drilling fees at
	$0.90 per share	55,556	556	49,444	-	-	-	50,000

Issuance in August
	1999 shares for
	cash at $1.75
	per share	42,800	428	74,472	-	-	-	74,900

Net loss for year
	ending October 31,
	1999	-	-	-	-	-	(1,423,045)	(1423045)
		-------	-------	-------	-------	-------	-------	-------
Balance at
	October 31, 1999	7,215,095	$72,152	$3,977,350	$   -	$288,000	$(2,969,262)	$1,368,240
		-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

F/S-8

METALLINE MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		For the Years	From Inception
		Ended October 31,	(November 8, 1993)
	1999	1998	to October 31,1999
	-------	-------	------------------
Cash flows from
operating activities:
Net loss	$(1,423,045)	$(906,036)	$(2,969,262)
Adjustments to
	reconcile net loss to
 net cash used by
	operating activities:
Depreciation/amortization	24,839	21,798	62,745
Stock given in exchange
 for services	50,000	22,300	248,758
Stock options given for
	operating expenses	216,000	177,000	393,000
Changes in assets
 and liabilities:
Accounts receivable	2,849	(2,849)	2,849
Prepaid expenses	23,334	(24,992)	20,485
Employee advances	(5,208)	-	(31,668)
Accounts payable	(36,662)	13,752	3,738
Accrued liabilities	(7,137)	20,165	13,028
		--------	-------	-------
Net cash used by
	 operating activities 	(1,155,030)	(678,862)	(2,256,327)
		---------	---------	----------
Cash flows from
 investing activities:
Equipment purchases	-	(74,127)	(117,164)
Mining property
	acquisitions	(331,030)	(335,647)	(755,674)
		---------	---------	---------
Net cash used by
	investing activities	(331,030)	(409,774)	(872,837)
		----------	----------	----------
Cash flows from
	financing activities:
Stock given in exchange
 for loan	-	-	31,530
Proceeds from sales of
 common stock	1,375,900	1,015,445	3,142,214
Proceeds from sales
	of options	-	120,000	123,000
Deposits for sale
 of stock	37,500	(356,500)	87,500
Payments on
 shareholders' loans	-	-	(14,418)
		---------	----------	----------
Net cash provided by
 financing activities:	1,413,400	778,945	3,369,826
		---------	----------	----------
Net increase (decrease)
	in cash and cash
	equivalents	(72,660)	(309,691)	240,662
Cash beginning of period	313,322	623,013	-
		---------	----------	---------
Cash at end of period	$240,662	$313,322	$240,662
		=========	==========	=========
Supplemental cash
 flow disclosures:
 Income taxes paid	$   -	$   -	$   -
 Interest paid 	$  14	$   -	$9,599
Non-cash financing
 activities:
 Common stock issued
	 for services	$50,000	$22,300	$248,758
 Common stock issued
	 for mineral
  properties	$   -	$325,000	$348,000
 Common stock issued
	 for equipment	$   -	$   -	$15,000
 Common stock issued
  for payment of debt	$   -	$80,000	$80,000
 Common stock issued for
  subscription receivable	$   -	$300,000	$300,000
	Common stock options
	 issued for services	$   -	$117,000	$117,000
	Common stock options
	 issued for
	 financing fees	$216,000	$60,000	$276,000

The accompanying notes are an integral part of these financial statements.

F/S-9



METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalline Mining Company ("the Company") was incorporated in the state of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor Precious Metal Mines, Inc. The Articles of Incorporation of Cadgie Company were executed on August 20, 1993. On June 28, 1996, at a special directors meeting, the Company's name was changed to Metalline Mining Company.

The cost of mineral properties of $1,103,671 and $772,642, respectively, as of October 31, 1999 and 1998 are related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

The Company is actively seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the development stage, as it has not realized any revenues from its planned operations.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Metalline Mining Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

LOSS PER SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No.128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. As of October 31, 1999, common stock options of 1,250,000 were not included in computing diluted per share because their effects were antidilutive.

F/S-10
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EXPLORATION STAGE
The Company is in the exploration stage since its formation in 1993 and has not realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for its extraction and enter a development stage.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MINERAL PROPERTIES
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

PROVISION FOR TAXES
At October 31, 1998 and 1999 the Company had net operating accumulated losses of approximately $1,546,000 and $2,969,000 respectively. No provisions for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

CONCENTRATION OF RISK
The Company maintains its cash and cash equivalents in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of October 31, 1999, the Company exceeded the insured amount by $20,844.
F/S-11

METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

FINANCIAL ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard became effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective acrrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at October 31, 1999 and 1998.

In October 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Stock-Based Compensation " (FAS
123). This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value.

Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has adopted the fair value accounting prescribed by FAS 123.

NOTE 3 - MINERAL PROPERTIES

SIERRA MOJADA MINING CONCESSION
In June of 1996, USMX (now named Dakota) and the Company entered into a joint venture agreement, whereby the Company could acquire a 65% interest in a mining concession named the Sierra Mojada Project, located in Coahuila, Mexico. Under the terms of the agreement, the Company was to contribute two million dollars ($2,000,000) in work commitments over the following seven years.

After the execution of the USMX agreement, Dakota's interest (35%) in the joint venture was sold to an entity, which subsequently defaulted on its joint venture obligations. This action in 1998 triggered the elimination of the joint venture and resulted in the Company assuming 100% control of the Sierra Mojada concession without the need to spend $2,000,000 to vest its interest.
F/S-12
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 3 - MINERAL PROPERTIES (Continued)
SIERRA MOJADA EXPLORATION CONCESSIONS
In the twelve-month period of August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.

Under the terms of the agreements, the Company is obligated to pay the following amounts over the following two years:

			Year 1	  3,355,384
			Year 2	    103,076
NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line and accelerated methods over the expected useful lives of the assets of five years.

NOTE 5 - RELATED PARTY TRANSACTIONS
In connection with the September 1999 dismissal of a lawsuit against the company and others, Company shareholders individually paid all of the litigation settlement from their personal assets without any cost or continuing obligation to the Company.

The Company receives rent-free office space in Coeur d'Alene from its president. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 6 - COMMON STOCK

The Company (Cadgie Co.) was formed in August of 1993 and incorporated in November 1993 by Mr. Carman Ridland of Las Vegas,
Nevada as a spin-off from its predecessor firm Precious Metal Mines, Inc.
F/S -13
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 6 - COMMON STOCK (Continued)
The Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. for 16 unpatented mining claims located near
Philipsburg, Montana comprising the Kadex property group.

Precious Metal Mines, Inc. distributed the 960,800 shares of Cadgie Company to its shareholders. One share of Cadgie Co. was exchanged for each share of Precious Metal Mines, Inc. held by holders of record as of August 31, 1993.

On August 31, 1994, the directors of Cadgie Co. declared a 1:5 reverse stock split of the outstanding Cadgie Co. shares, thus reducing the number of outstanding shares from 960,800 to 192,160 shares.

On August 4, 1995 the directors of Cadgie Co. declared a 3:1 forward stock split of the outstanding Cadgie Co. shares, thus increasing the number of outstanding shares from 192,160 to 576,480.

In January 1996, Mr. Carmen Ridland, in a private sale, sold a controlling interest in the corporation to Mr. Howard Crosby. On
January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr. Crosby and Mr. Robert Jorgensen.

In June 1996, the Company completed a private placement of common stock resulting in net proceeds of $25,000. The Company also issued 900,000 shares to Messrs. Ryan, Bingham, and Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996. (See Note 3)

In August 1996, the Company changed its name to Metalline Mining
Company.

In March 1997, the Company completed an issuance of common stock resulting in net proceeds of $17,500.

In April 1997, the Company issued to Royal Silver Mines, Inc.,
200,000 shares of common stock resulting in proceeds of $70,000.

During the six months ended October 31, 1997, the Company sold
676,600 shares of common stock for cash, raising $516,560.

In November and December 1997, the Company sold 403,500 shares of common stock for cash thereby raising $403,500.

An additional $881,945 was raised between February and October 1998 as the Company sold 915,000 more shares of its common stock.

F/S -14
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999
NOTE 6 - COMMON STOCK (continued)
During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for cash, raising $1,375,900.

During October 1999, the Company received $37,500 as a deposit toward the purchase of 50,000 shares. This stock was issued in December 1999.

NON-CASH STOCK TRANSACTIONS
During November 1995, Metalline Mining Company's directors approved an issue of 45,000 shares of common stock to Mr. John Ryan for services rendered at $0.01 per share.

During June 1996, Metalline Mining Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra
Mojada Project in Coahuila, Mexico valued at $0.01 per share.

During October 1996, Metalline Mining Company issued 150,000 shares of common stock for computer equipment. Also during October 1996, Metalline Mining Company issued 120,000 shares of common stock to Mr. Dan Gorski and an additional 20,000 shares of common stock to Mr. John Ryan for services rendered.

During February 1997, the Company borrowed $30,000 from shareholders and issued 24,900 shares of common stock as a loan incentive.

During April 1997, 133,800 shares of common stock were issued for services and expenses. A total of 24,900 shares of common stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share. A total of 77,600 shares of common stock were issued in exchange for wages during the months of January, February, and March of 1997 at $0.35 per share. A total of 31,300 shares of common stock were issued to cover expenses incurred by shareholders at $0.35 per share.

In August 1997, 95,000 shares of common stock were issued for services at a deemed value of $1.00 per share. Also in August 1997, 100,200 share of common stock were issued to discharge shareholder debt.

In February 1998, 200,000 shares of common stock were issued for a mine database. The shares were valued at $1.625 per share, resulting in a transaction valued at $325,000.

In September 1998, 80,000 shares of common stock were issued for payment of shareholder debt. The shares were valued at $1.00 per share, resulting in a transaction valued at $80,000.

In August 1999, 55,556 shares of common stock were issued for drilling services. The shares were valued at $0.90 per share, resulting in a transaction valued at $50,000.

F/S - 15
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 7 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,423,046 for the year ended October 31, 1999 and an accumulated deficit of $2,969,262 since inception (November 8, 1993). These factors indicate that the Company may be unable to continue in existence.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company's management believes that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years.

NOTE 8 - STOCK OPTIONS

In October 1997, in exchange for the receipt of $3,000 in cash, the Company sold an option to acquire 300,000 shares of the Company's common stock at $2.25 per share. The option is assignable and expires in five years.

In December 1997 upon the receipt of $120,000 in cash, the Company sold an option to acquire 1,200,000 shares of its common stock at $0.90 per share. The option, which expired in November 1998, was extended for two more years. The value of this extension was estimated on the grant date of the extension using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value:
Risk-free interest rate is 5% and the expected life of the option is two years. The fair market value of these options of $216,000 is included in financing costs at October 31, 1999 pursuant to Financial Accounting Standard No. 123.

In the year ending October 31, 1998, the Company issued options for 1,200,000 shares to a financing company. The option could be exercised at any time prior to November 1998. Also in the year ending October 31, 1998, the Company issued warrants for 665,000 shares to several consultants. The shares have varying exercise dates, however, warrants representing 300,000 shares are currently exercisable. The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value:
Risk-free interest rate is 5% and the expected life of the options is five to seven years. The fair market value of these warrant of $117,000 for consulting fees and $60,000 for financing costs are included in the financial statements at October 31, 1999 pursuant to Financial Accounting Standard No.123.
F/S - 16
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 8 - STOCK OPTIONS (Continued)
Following is a summary of the stock options during the years ending October 31, 1998 and 1999.

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
	---------	---------
Outstanding at 11/1/1997	-	-
Granted	1,500,000	$1.14
Exercised	-	-
Forfeited	-	-
	----------	------
Outstanding at 10/31/1998	1,500,000	$1.14
	=========	=====
Options exercisable at 10/30/1998	1,500,000	$1.14
	=========	=====
Weighted average fair value of
 options granted during 1998	$1.00
	======
Outstanding at 11/1/1998	1,500,000	$1.14
Granted	1,200,000	1.00
Exercised	(250,000)	0.90
Forfeited	-	-
Expired	(1,200,000)	1.00
	-----------	-----
Outstanding at 10/31/1999	1,250,000	$1.25
	===========	=====
Options exercisable
 at October 31, 1999	1,500,000	$1.14
	===========	=====
Weighted average fair value of
 options granted during 1999	$1.00
	=======
During the year ended October 31, 1999 options were exercised amounting to 250,000 shares. At October 31, 1998 no options had been exercised.

F/S - 17
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 9 - WARRANTS

At October 31, 1999 and 1998, there were outstanding warrants to purchase 746,500 shares of the Company's common stock, at prices ranging from $0.35 to $2.13 per share. The warrants become exercisable in 1999 and expire at various dates through 2005. At October 31, 1999 and 1998, 746,500 shares were reserved for that purpose.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company rents commercial office space in Coeur d'Alene, Idaho for $325.00 per month on a month to month tenancy. A portion of this space is sub-leased to another tenant, which pays half of the cost of rent and utilities.

The Company also receives rent-free office space in Coeur d'Alene from its president. The value of the space is not considered materially significant for financial reporting purposes.

The Company is required to make land payments amounting to $3,458,460 over the next two years. See Note 3.

During the year ended October 31, 1999 the Company settled a lawsuit filed by some of Royal Silver Mines, Inc. shareholders for alleged violations of securities laws. The terms of the settlement required Metalline Mining Company distribute common stock valued at $80,000 at September 2, 1999 to their stock transfer agent for subsequent distribution to the plaintiffs. The plaintiffs are limited in their ability to sell the shares of stock.

NOTE 11 - YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Metalline Mining Company could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. Any costs associated with the year 2000 issue will be expensed as incurred.

F/S - 18
METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999

NOTE 12 - JOINT VENTURE

On October 7, 1999 the Company announced the acceptance of a joint venture with North Limited. The agreement gives North Limited the right to earn into 60% of the Sierra Mojada by providing all funds necessary to complete a feasibility study that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. North Limited is dedicated to natural resource development that produces iron, uranium, base and precious metals and forestry products.

[The balance of this page has been intentionally left blank.]

F/S - 19


METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
October 31, 1999


SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						METALLINE MINING COMPANY

	BY: /s/ Merlin Bingham
	Merlin Bingham,
	its President
	Date: January 31, 2000


	By: /s/ Wayne Schoonmaker
	Wayne Schoonmaker, its
	Principal Accounting Officer
	Date: January 31, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Merlin Bingham 	By: /s/Jim Czirr
Merlin Bingham		Jim Czirr
Director		Director
Date: January 31, 2000		Date: January 31, 2000

By: /s/ Daniel Gorski	By: /s/Wayne Schoonmaker
Daniel Gorski		Wayne Schoonmaker
Vice President/Director		Secretary/Treasurer,Director
Date: January 31, 2000		Date: January 31, 2000

By: /s/ Mario Ayub Touche
Mario Ayub Touche
Director
	Date: January 31, 2000
F/S - 20