Form 10-Q
period 2000-01-31
METALLINE MINING CO
filed 2000-03-15
CIK 1031093

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 2000
                               OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _____________ to _____________

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

                 Registrant's telephone number,
               including area code: (208) 665-2002

Securities registered pursuant to Section 12 (b) of the Act: None

  Securities registered pursuant to Section 12 (g) of the Act:

    Common Stock                       The OTC-Bulletin Board
Title of each class                Name of each exchange on which
                           registered.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  METALLINE MINING COMPANY ANNUAL REPORT
                   ON FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED JANUARY 31, 2000

                         TABLE OF CONTENTS                          Page


PART I - FINANCIAL INFORMATION

  Item 1:  Financial Statements                                         1

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operation                 1

PART II - OTHER INFORMATION

  Item 1:  Legal Proceedings                                            4

  Item 2:  Changes in Securities                                        4

  Item 3:  Defaults upon Senior Securities                              4

  Item 4:  Submission of Matters to a Vote of Security Holders          4

  Item 5:  Other Information                                            5

  Item 6:  Exhibits and Reports on Form 8-K                             5

Index to Financials                                                     6

Signatures                                                       F/S - 12

       [The balance of this page has been intentionally left blank.]



                                    (i)

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

  The unaudited financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1.

  The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2000.

  For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2000.

  Three months ended January 31, 2000 compared to the three months ended January 31, 1999:

During the three months ended January 31, 2000, the Company generated no revenue other than interest income of $1,633. General and administrative expenses decreased to $205,200 for the three-month period ended January 31, 2000 as compared to $237,400 for the three-month period ended January 31, 1999. The decrease is principally attributed to reduced expenses charged to it's Mexican properties. For the three months ended January 31, 2000, the Company experienced a loss of $209,139, or $0.03 per share, compared to a loss of $243,703, or $0.04 per share, during the comparable period in the previous year.

  LIQUIDITY AND CAPITAL RESOURCES.

  Metalline Mining Company (the "Company") is a development stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining. The Company has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

  From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico.

  The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale

                                  Page 1
of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling, and drilling to explore for additional mineralization and to develop an ore reserve and compilation of the data into a computer data base for reserve calculation.

  Currently the Company is spending approximately $20,000 per month in general overhead. Over the next six months the Company has budgeted $100,000 for Sierra Mojada programs, $40,000 for property payments and $220,000 for working capital and costs of future financing.

  Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 1999 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 1998-99 fiscal year by its sale of 1,068,800 shares at prices ranging between $0.90 and $1.75 per share. During the current period, the Company realized $849,750 from the sale of 1,000,000 shares.

  The Company is engaged in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

  The Sierra Mojada Property is comprised of eight concessions totaling 7,060 hectares (17,446 acres). The concessions were acquired by purchase agreements from the titled owners. The Company controls 100% of the concessions. The Company is current on its annual payments.

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

                                  Page 2
  By the mid 1920's many of the mines were under control of Penoles Corporation ("Penoles") and ASARCO Incorporated ("ASARCO"). ASARCO ceased mining in the district in the late 1930's. Both companies still owned properties during the 1940's and Penoles mined until the late 1950's when the Mineros Nortenos Cooperative acquired the Penoles properties. The Mineros Nortenos Cooperative ("Mineros Nortenos") has operated the San Salvador, Encantada and Fronteriza mines since 1957 and direct shipped high-grade oxide zinc and lead-silver ore to smelters in Mexico.

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

  Minera Metalin has signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major international mining company. The letter agreement is to be followed with a formal Joint Venture Agreement. The agreement allows North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study (which shall be of a standard acceptable to international banks as enabling them to lend funds to the project) over a "Earn In Period" of not more than 5 years. If a decision is made to proceed

                                  Page 3
with the development of any mine, North shall arrange financing for the development on behalf of both parties.

  In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard became effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets October 31, 1999 and 1998.

  In October 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Stock-Based Compensation" (FAS 123). This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value.

  Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has adopted the fair value accounting prescribed by FAS 123.

  CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 WERE AS FOLLOWS:

During the three-month period ended January 31, 2000, the Company's cash position increased $530,815, to $771,228. During the three-month period, the Company used $213,815 in operating activities, which were in excess of the reported $209,139 net loss due to changes in operating assets and liabilities. Investing activities used $67,869 for mining property acquisitions, and financing activities realized $849,750 from the sale of 1,000,000 common shares, less deposits of $37,500 received in the prior period.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.

  Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 950,000 shares of its common stock for $0.855 per share in November 1999, and 50,000 shares of its common stock for $0.75 per share in December 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                  Page 4
ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

  Exhibit 27.0 Financial Data Schedule.

REPORTS ON FORM 8-K.     No reports on Form 8-K were filed by the
registrant during the period covered by this report.


       [The balance of this page has been intentionally left blank.]


                                  Page 5
                         METALLINE MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                            PAGE

Financial Statements:

   Balance Sheets as of October 31, 1999
   and October 31, 1998                                   F/S-1

   Statements of Loss for the Years Ended
   October 31, 1999, 1998, 1997, and for
   the period from inception (November 8, 1993)
   to October 31, 1999                                    F/S-2

   Statements of Changes in Stockholder's Equity
   for the period from inception (November 8, 1993)
   to October 31, 1999                                    F/S-3

   Statements of Cash Flow for the Years Ended
   October 31, 1999, 1998, 1997, and for the
   period from inception (November 8, 1993) to
   October 31, 1999                                       F/S-9

   Notes to Financial Statements                         F/S-10

   Signatures                                            F/S-12


       [The balance of this page has been intentionally left blank.]



                                  Page 6
                           METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                                BALANCE SHEETS

                                    January 31,      October 31,
                                    2000             1999
                                    -------------    --------------
ASSETS
CURRENT ASSETS
 Cash                                  $ 771,228    $ 240,662
 Accounts receivable                           -            -
 Prepaid expenses                          5,533        3,127
 Employee advances                         5,208        5,208
                                       ----------    ---------
   Total Current Assets                  781,969      248,997
PROPERTY AND EQUIPMENT
 Office equipment                        132,166      132,166
 Less: Accumulated depreciation         (67,901)     (62,328)
                                      ----------    ---------
   Total Property and Equipment           64,265       69,838
                                      ----------    ---------
MINERAL PROPERTIES                     1,171,540    1,103,671
                                      ----------    ---------

TOTAL ASSETS                         $ 2,017,774  $ 1,422,506
                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              -      $ 3,739
 Deposits payable                              -       37,500
 Accrued liabilities                       8,924       13,027
                                       ---------    ---------
   Total Current Liabilities               8,924       54,266
                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES                  -            -
                                       ---------    ---------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value;
  50,000,000 shares
  authorized, 8,215,095 shares
  issued and outstanding, at
  January 31, 2000; 7,215,095
  shares issued and outstanding
  at October 31, 1999.                    82,152       72,152
 Additional paid-in capital            4,817,100    3,977,350
 Stock options and warrants              288,000      288,000
 Deficit accumulated during
 development stage                   (3,178,402)  (2,969,262)
                                      ----------    ---------
 Total Stockholders' Equity            2,008,850    1,368,240
                                      ----------    ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $2,017,774   $1,422,506
                                      ==========    =========

  The accompanying notes are an integral part of these financial statements.
                                     F/S-1
                           METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS

                                 Inception
                                 (Nov. 8, 1993)   3 Months      3 Months
                                 to               Ended         Ended
                                 Jan. 31, 2000)   Jan.31, 2000  Jan.31, 1999
                                 -------------    ------------  -------------
REVENUES
 Interest Income                    $ 4,847        $ 1,633         $     -
                                    -------        -------      ----------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries                           485,778         54,000          54,000
 Administration                     108,600         19,582          12,666
 Professional services            1,028,140         27,911          22,782
 Property expenses                1,114,918         91,304         127,814
 Depreciation                        68,318          5,573           6,297
 Marketing and research              91,895         12,402          20,140
 Financing Costs                    276,000              -               -
                                  ---------       --------      ----------
 Total Expenses                   3,173,649        210,772         243,699

OTHER EXPENSES
 Interest                             9,599              -               4
                                  ---------       --------      ----------
NET LOSS                       $(3,178,401)     $(209,139)      $(243,703)
===========                      ==========   ============
BASIC AND DILUTED
 LOSS PER
 COMMON SHARE                                     $ (0.03)        $ (0.04)

 WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING                              7,715,095       6,095,739
---------------------

The accompanying notes are an integral part of these financial statements.
                                     F/S-2
                                                METALLINE MINING COMPANY
                                             (An Exploration Stage Company)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                           Common Stock                  Stock         Stock      Deficit
                       -----------------     Additional  Sub-          Options    During Ex-
                       Number of             Paid-in     scriptions    and        ploration
                       Shares       Amount   Capital     Receivable    Warrants   Stage        Total
                       --------     ------   -------     ----------    --------   --------     -----
Issuance in August
 1993 (prior to in-
 ception) common stock
 without value            960,800   $ 9,608   $(9,608)      $    -     $     -      $     -    $     -
Reverse stock split
 of 5:1, reducing
 common stock to
 192,160 shares         (768,640)   (7,686)      7,686           -           -            -          -
Net loss for the
 year ending
 October 31,1994                -         -          -           -           -      (8,831)    (8,831)
                          -------   -------    -------     -------     -------      -------    -------
Balances at
 October 31,1994          192,160     1,922    (1,922)           -           -      (8,831)    (8,831)
Stock split 3:1,
 increasing common
 stock to 576,480
 shares                   384,320     3,843    (3,843)           -           -            -          -
Net loss for the
 year ending October
 31,1995                        -         -          -           -           -      (7,861)    (7,761)
                          -------   -------    -------     -------     -------      -------    -------
Balance at
 October 31,1995          576,480   $ 5,765   $(5,765)       $   -       $   -    $(16,592)  $(16,592)
                          -------   -------    -------     -------     -------      -------    -------
-------------------------------------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                      F/S-3

                                                METALLINE MINING COMPANY
                                             (An Exploration Stage Company)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (continued)

                                                                                  Accumulated
                           Common Stock                  Stock         Stock      Deficit
                       ----------------      Additional  Sub-          Options    During Ex-
                       Number of             Paid-in     scriptions    and        ploration
                       Shares       Amount   Capital     Receivable    Warrants   Stage        Total
                       --------     ------   -------     ----------    --------   --------     -----
Balance brought
Forward                   576,480   $ 5,765    $(5,765)        $   -     $   -    $(16,592)   $(16,592)
Issuance in November
 1995 of shares for
 cash at $0.01
 per share                 45,000       450           -            -         -            -           -
Issuance in November
 1995 of  shares for
 cash at $1.00 per
 share                     15,859       159      15,700            -         -            -      15,859
Issuance in June
 1996 of shares for
 cash at $0.10 per
 share                  1,305,000    13,050     117,450            -         -            -     130,500
Issuance in June
 1996 of shares at
 $0.01 per share in
 exchange for assignment
 of mineral property
 rights valued
 at $9,000                900,000     9,000           -            -         -            -       9,000
Issuance in October
 1996 of shares for CAD
 computer equipment at
 $0.10 per share          150,000     1,500      13,500            -         -            -      15,000
Issuance in October
 1996 of shares for
 services at $0.10
 per share                140,000     1,400      12,600            -         -            -      14,000
Net loss for the
 year ending
 October 31,1996                -         -           -            -         -     (40,670)    (40,670)
                          -------   -------     -------      -------   -------      -------     -------
Balances at
 October 31,1996        3,132,339   $31,324    $153,485        $   -     $   -    $(57,262)    $127,547
                          -------   -------     -------      -------   -------      -------     -------
--------------------------------------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                      F/S-4

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                                  Accumulated
                            Common Stock                 Stock         Stock      Deficit
                          ---------------    Additional  Sub-          Options    During Ex-
                          Number of          Paid-in     scriptions    and        ploration
                          Shares    Amount   Capital     Receivable    Warrants   Stage        Total
                          --------  ------   -------     ----------    --------   --------     ------
Balance brought
Forward                   3,132,339  $31,324   $153,485       $   -      $   -    $(57,262)    $127,547
Issuance in February
 1997 of shares for
 services at $0.30 and
 $0.35 per share            133,800    1,338     44,245           -          -            -           -
Issuance in March and
 April of shares for
 cash at $0.35
 per share                  250,000    2,500     85,000           -          -            -      87,500
Issuance in May and
 June 1997 of shares
 for cash at $0.35
 per share                  181,600    1,816     61,744           -          -            -      63,560
Issuance in May and
 June 1997 of shares
 for services at $0.35
 per share                   62,500      625     21,250           -          -            -      21,875
Issuance in August 1997
 of shares for payment
 of loan at $0.315
 per share                  100,200    1,002     30,528           -          -            -      31,530
Issuance in August 1997
 of shares for cash at
 $0.90 per share            420,000    4,200    373,800           -          -            -     378,000
Issuance in August 1997
 of shares for services
 at $1.00 per share          95,000      950     94,050           -          -            -      95,000
Issuance in October 1997
 of shares for cash at
 $1.00 per share             75,000      750     74,250           -          -            -      75,000
Issuance of option (for
 300,000 shares at $2.25
 per share) for cash              -        -      3,000           -          -            -       3,000
Net loss for year ending
 October 31, 1997                 -        -          -           -          -    (582,919)   (582,919)
                            -------  -------    -------     -------    -------      -------     -------
Balances at October
 31, 1997                 4,450,439  $44,505   $941,352       $   -      $   -   $(640,181)    $345,676
 ------------------         -------  -------    -------     -------    -------      -------     -------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                      F/S-5

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                                    Accumulated
                           Common Stock                     Stock        Stock      Deficit
                       ----------------       Additional    Sub-         Options    During Ex-
                       Number of              Paid-in       scriptions   and        ploration
                       Shares       Amount    Capital       Receivable   Warrants   Stage         Total
                       --------     ------    -------       ----------   -------    --------      -----
Balance brought
 Forward                  4,450,439   $44,505     $941,352      $   -     $   -  $(640,181)     $345,676
Issuance in November
 and December 1997 of
 shares for cash at
 $1.00/share                403,500    $4,035     $399,465          -         -           -      403,500
Issuance of options
 (for 1,200,000 shares
 at $0.90 per share)
 for cash                         -         -      120,000          -         -           -      120,000
Issuance of options
 for financing fees               -         -            -          -    60,000           -       60,000
Issuance of warrants
 for consulting fees              -         -            -          -   117,000           -      117,000
Issuance in November and
 December 1997 of shares
 for services at $0.35
 and $1.00 per share         41,800       418       21,882          -         -           -       22,300
Issuance in February
 1998 of shares for
 mine data base at
 $1.625 per share           200,000     2,000      323,000          -         -           -      325,000
Issuance in February
 and March 1998 of
 shares for cash at
 $1.00 and $0.87
 per share                  345,000     3,450      338,495          -         -           -      341,945
Issuance in June and
 July 1998 of shares
 for cash at $1.00
 per share                   95,000       950       94,050          -         -           -       95,000
Issuance in September
 and October 1998 of
 shares for cash and
 receivables at $1.00
 per share                  555,000     5,550      519,450  (300,000)         -           -      225,000
Net loss for year ending
 October 31,1998                  -         -            -          -         -   (906,036)    (906,036)
                            -------   -------      -------    -------   -------     -------      -------
Balance at
 October 31,1998          6,090,739   $60,908   $2,757,694 $(300,000)  $177,000$(1,546,217)   $1,149,385
-----------------           -------   -------      -------    -------   -------     -------      -------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                      F/S-6

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                                   Accumulated
                           Common Stock                     Stock        Stock     Deficit
                       -------------------    Additional    Sub-         Options   During Ex-
                       Number of              Paid-in       scriptions   and       ploration
                       Shares       Amount    Capital       Receivable   Warrants  Stage        Total
                       --------     -------   -------       ----------   --------  --------     -----
Balance brought
 Forward                 6,090,739  $60,908   $2,757,694  $(300,000)  $177,000 $(1,546,217)     $1149385
Stock subscription
 received                        -        -            -     300,000         -            -      300,000
Expiration of stock
 options                         -        -       60,000           -  (60,000)            -            -
Issuance of stock
 options for
 financing fees                  -        -            -           -   216,000            -      216,000
Exercise of stock
 warrants at
 $0.90 per share           250,000    2,500      267,500           -  (45,000)            -      225,000
Issuance in November
 1998 and March-August,
 1999 shares for cash
 at $1.00 per share        776,000    7,760      768,240           -         -            -      776,000
Issuance in August
 1999 of shares for
 drilling fees at
 $0.90 per share            55,556      556       49,444           -         -            -       50,000
Issuance in August
 1999 shares for cash
 at $1.75 per share         42,800      428       74,472           -         -            -       74,900
Net loss for year
 ending October 31,
 1999                            -        -            -           -         -  (1,423,045)    (1423045)
                           -------  -------      -------     -------   -------      -------      -------
Balance at
 October 31,1999         7,215,095  $72,152   $3,977,350       $   -  $288,000 $(2,969,262)   $1,368,240
                           -------  -------      -------     -------   -------      -------      -------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                     F/S - 7

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                   Accumulated
                           Common Stock                   Stock        Stock       Deficit
                       ----------------      Additional   Sub-         Options     During Ex-
                       Number of             Paid-in      scriptions   and         ploration
                       Shares       Amount   Capital      Receivable   Warrants    Stage          Total
                       --------     ------   -------      ----------   --------    --------       -----
Balance brought
 forward                7,215,095   $72,152   $3,977,350     $   -   $288,000  $(2,969,262)  $1,368,240
Issuance in November
 1999 shares for cash
 at $0.855 per share      950,000     9,500      802,750         -          -             -     812,250

Issuance in December
 1999 shares for cash
 at $0.75 per share        50,000       500       37,000         -          -             -      37,500

Net loss for the 3
 months ending
 January 31,2000                -         -            -         -          -     (209,139)   (209,139)
                           ------    ------      -------    ------    -------     ---------   ---------
                        8,215,095   $82,152   $4,817,100     $   -   $288,000  $(3,178,401)  $2,008,851
                           ------    ------     --------     -----    -------     ---------    --------
-------------------------------

The accompanying notes are an integral part of these financial statements.
                                     F/S - 8
                           METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS

                             From Inception
                             (Nov. 8, 1993    3 Months         3 Months
                             to               Ended            Ended
                             Jan. 31, 2000    Jan. 31, 2000    Jan. 31, 1999
                             -------------    -------------    -------------
Cash flows from
 operating activities:
Net loss                         $(3,178,401)      $(209,139)       $(243,703)
Adjustments to reconcile
 net loss to cash used by
 operating activities:
 Depreciation                          68,318           5,573            6,297
 Stock given in exchange
 for services                         248,758               -                -
 Stock options given
 for operating expenses               393,000               -                -

Changes in operating assets
 and liabilities:
 (Increase) decrease in
 accounts receivable                    2,849               -                -
 (Increase) decrease in
 prepaid expenses                      18,079         (2,406)            1,606
 (Increase) decrease in
 employee advances                   (31,668)               -                -
 Increase (decrease) in
 accounts payable                           -           3,738         (32,910)
 Increase (decrease) in
 accrued liabilities                    8,925         (4,104)            1,110
                                       ------          ------            -----
Net cash used by
 operating activities             (2,470,140)       (213,815)        (267,600)
                                  -----------       ---------        ---------
Cash flows from investing
 activities:
 Equipment purchases                (117,165)               -                -
 Mining property
 acquisitions                       (823,543)        (67,869)                -
                                    ---------        --------          -------
Net cash used by investing
 activities                         (940,708)        (67,869)                -
                                    ---------        --------        ---------
Cash flows from financing
 activities:
 Stock given in exchange
 for loan                              31,530               -                -
 Proceeds from sales of
 common stock                       3,991,964         849,750          310,000
 Proceeds from sales of
 options                              123,000               -                -
 Deposits for sale of stock            50,000        (37,500)                -
 Payments on subscriptions
 receivable                                 -               -                -
 Re-payments on
 shareholders' loans                 (14,418)               -                -
                                     --------         -------          -------
Net cash provided by
 financing activities:              4,182,076         812,250          310,000
                                    ---------         -------          -------
Net increase (decrease)
 in cash and cash
 equivalents                          771,228         530,566           42,400
Cash beginning of period                    0         240,662          313,322
                                      -------         -------          -------
Cash at end of period                $771,228        $771,228         $355,722
                                     ========        ========         ========
Supplemental cash flow
 disclosures:
 Interest paid                         $9,599          $    -           $    4
 Income taxes paid                          -               -                -

Non-cash financing
 activities:
 Common stock issued
 for services                         248,758               -                -
 Common stock issued
 for mineral properties               348,000               -                -
 Common stock issued
 for equipment                         15,000               -                -
 Common stock issued
 for payment of debt                   80,000               -                -
 Common stock issued
 for subscription receivable          300,000               -                -
 Common stock options
 issued for services                  117,000               -                -
 Common stock options issued
 for financing fees                   276,000               -                -
The accompanying notes are an integral part of these financial statements.

                                     F/S-9
                           METALLINE MINING COMPANY
                         An Exploration Stage Company
                       Notes to the Financial Statements
                               January 31, 2000

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

The Company's efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Project, located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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

The costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

NOTE 2 - MINERAL PROPERTIES

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

SIERRA MOJADA EXPLORATION CONCESSIONS
In the twelve-month period of August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.
                                    F/S-10
                           METALLINE MINING COMPANY
                         An Exploration Stage Company
                       Notes to the Financial Statements
                               January 31, 2000

NOTE 2 - MINERAL PROPERTIES (Continued)

Under the terms of the agreements, the Company is obligated to pay the following amounts over the following two years:
           Year 1    3,355,384
           Year 2      103,076

On October 7, 1999 the Company announced the acceptance of a joint venture with North Limited. The agreement gives North Limited the right to earn into 60% of the Sierra Mojada by providing all funds necessary to complete a feasibility study that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. North Limited is dedicated to natural resource development that produces iron, uranium, base and precious metals, and forestry products.

NOTE 3 - COMMON STOCK

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

In June 1996, the Company completed a private placement of common stock resulting in net proceeds of $25,000. The Company also issued 900,000 shares to Messrs. Ryan, Bingham, and Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996. (See Note 2)

In August 1996, the Company changed its name to Metalline Mining Company.

                                   F/S - 11


                         METALLINE MINING COMPANY
                       An Exploration Stage Company
                     Notes to the Financial Statements
                             January 31, 2000


SIGNATURES

     In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                METALLINE MINING COMPANY

                                         BY: /s/ Merlin Bingham
                                             Merlin Bingham,
                                             its President
                                             Date: March 15, 2000

                                         By: /s/ Wayne L. Schoonmaker
                                             Wayne Schoonmaker, its
                                             Principal Accounting Officer
                                             Date: March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Merlin Bingham                  By:  /s/ Jim Czirr
     Merlin Bingham                           Jim Czirr
     Director                                 Director
     Date: March 15, 2000                     Date: March 15, 2000


By:  /s/ Daniel Garski                   By:  /s/ Wayne L. Schoonmaker
     Daniel Gorski                            Wayne Schoonmaker
     Vice President/Director                  Secretary/Treasurer, Director
     Date: March 15, 2000                     Date: March 15, 2000


By:  /s/ Mario Ayub Touche
     Mario Ayub Touche
     Director
     Date: March 15, 2000

                                 F/S - 12