Form 10-Q
period 2000-04-30
METALLINE MINING CO
filed 2000-06-14
CIK 1031093

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              ___________

                               FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 30, 2000
                                   OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

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

                  METALLINE MINING COMPANY ANNUAL REPORT
                   ON FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED APRIL 30, 2000

	TABLE OF CONTENTS	                                                   Page

PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements	. . . . . . . . . . . . . . . . . . . . . 1

	Item 2:	Management's Discussion and Analysis of
       		Financial Condition and Results of Operation . . . . . . . . .	1

PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 	4

	Item 2:	Changes in Securities . . . . . . . . . . . . . . . . . . . . 	4

	Item 3:	Defaults upon Senior Securities . . . . . . . . . . . . . . . 	4

	Item 4:	Submission of Matters to a Vote of Security Holders . . . . . 	4

	Item 5:	Other Information . . . . . . . . . . . . . . . . . . . . . . 	4

	Item 6:	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .	5

Index to Financials . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 		F/S-19

    [The balance of this page has been intentionally left blank.]
                                  (i)

                PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

	The reviewed financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page
F/S-1.

	The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2000.

	For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended
October 31, 1999 incorporated by reference herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

	RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2000.

	Six months ended April 30, 2000 compared to the six months ended April
30, 1999:

During the six months ended April 30, 2000, the Company generated no revenue other than interest income of $3,209. General and administrative expenses decreased to $543,723 for the six-month period ended April 30, 2000 as compared to $747,338 for the six-month period ended April 30, 1999. The decrease is principally attributed to reduced expenses charged to it's Mexican properties. For the six months ended April 30, 2000, the Company experienced a loss of $463,786, or $0.06 per share, compared to a loss of $747,342, or $0.12 per share, during the comparable period in the previous year.

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

	From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico, and the Company has dropped the Kadex Property claims.

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

	Currently the Company is spending approximately $20,000 per month in general overhead. Over the next six months the Company has budgeted
$100,000 for Sierra Mojada programs, $3,320,769 for property payments and $220,000 for working capital and costs of future financing.

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

	The lead manto produced 3 to 3.5 million tons prior to 1905 with another
1.5 million tons of similar ore coming from other ore bodies to the west and to the southwest.

	Mineros Nortenos has mined about 600,000 tons of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead and silver, copper, zinc and lead sulfide at grades of 1 to 4 kilogram silver per ton, 1 to 5% copper, 10 to 30% zinc and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average
33.5% zinc.

	The Sierra Mojada Property has produced in excess of 10 million tons of high-grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per ton that was shipped directly to the smelter.
The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5 kilometer by 2 kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.

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

	Minera Metalin has signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major international mining company. The letter agreement is to be followed with a formal Joint Venture Agreement. The agreement allows North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study (which shall be of a standard acceptable to international banks as enabling them to lend funds to the project) over a "Earn In Period" of not more than 5 years.
                                 Page 3
	In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard became effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets October 31, 1999 and 1998.

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

	CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2000 WERE AS FOLLOWS:

During the six-month period ended April 30, 2000, the Company's cash position increased $366,296, to $606,958. During the six-month period, the Company used $393,840 in operating activities, which were less than the reported $463,786 net loss due to changes in operating assets and liabilities. Investing activities used $89,614 for mining property acquisitions and equipment purchases, and financing activities realized $849,750 from the sale of 1,000,000 common shares.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.

	Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 950,000 shares of its common stock for $0.855 per share in November 1999 and 50,000 shares of its common stock for $0.75 per share in December 1999. In April 2000 the Company issued 36,000 shares for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

	The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	None.

ITEM 5. OTHER INFORMATION.

	None.
                                  Page 4
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

        [The balance of this page has been intentionally left blank.]
                                  Page 5
                       METALLINE MINING COMPANY
                    INDEX TO FINANCIAL STATEMENTS

                                                                   	PAGE
Financial Statements:

	Accountant's Review Report . . . . . . . . . . . . . . . . . . . . 	F/S-1

	Balance Sheets as of April 30, 2000
 	and October 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .	F/S-2

	Statements of Operations for the three and six month periods
 	ended April 30,  2000 and April 30, 1999, and for
	 the period from inception (November 8, 1993)
	 to April 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . 	F/S-3

	Statements of Changes in Stockholder's Equity
	 for the period from inception (November 8, 1993)
	 to April 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . 	F/S-5

	Statements of Cash Flow for the three and six month periods
 	ended April 30,  2000 and April 30, 1999, and for the
	 period from inception (November 8, 1993) to
	 April 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .	 F/S-11

	Notes to Financial Statements . . . . . . . . . . . . . . . . . . 	F/S-12

	Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F/S-19

      [The balance of this page has been intentionally left blank.]
                                  Page 6
                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                       ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Metalline Mining Company
(An Exploration Stage Company)
Coeur d'Alene, ID

We have reviewed the accompanying balance sheet of Metalline Mining Company (an exploration stage company) as of April 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the six months and three months ended April 30, 2000, and for the period from November 8, 1993 (inception) through April 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended October 31, 1999 were audited by us and we expressed an unqualified opinion on it in our report dated January 27, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has been in the exploration stage since inception and has generated no revenues. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
June 6, 2000
                                 F/S-1
                         METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                               BALANCE SHEETS

	                                     April 30,     October 31,
	                                     2000          1999
	                                     (Unaudited)
	                                      -----------   -----------
ASSETS

CURRENT ASSETS
	Cash	                                 $ 606,958	      $ 240,662
	Prepaid expenses	                         3,761          	3,127
	Employee advances	                        5,208	          5,208
			                                   ----------      	---------
  	Total Current Assets	                 615,927	        248,997
			                                   ----------      	---------
MINERAL PROPERTIES                    	1,182,905	      1,103,671
	                                     ----------      	---------
PROPERTY AND EQUIPMENT
	Office equipment	                        81,499         	71,119
	Mining equipment and vehicles           	61,047	         61,047
	Less: Accumulated depreciation	         (73,993)       	(62,328)
	                                     ----------	      ---------
  	Total Property and Equipment	          64,553         	69,838
	                                     ----------	      ---------
TOTAL ASSETS	                        $ 1,867,385    	$ 1,422,506
                                      	=========      	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 	Accounts payable	                      $ 9,304        $ 3,739
 	Deposits payable	                           -         	37,500
	Accrued liabilities	                     13,877        	13,027
                                      	---------	     ---------
  	Total Current Liabilities	             23,181	        54,266
                                      	---------     	---------
COMMITMENTS AND CONTINGENCIES	                 -	             -
                                      	---------	     ---------
STOCKHOLDERS' EQUITY
	Common stock, $0.01 par value;
	50,000,000 shares
	authorized, 8,251,095 and
	7,215,095 shares issued and
 	outstanding respectively. 	             82,512	        72,152
 	Additional paid-in capital          	4,907,100     	3,977,350
 	Stock options and warrants            	288,000	       288,000
	Deficit accumulated during
	development stage	                   (3,433,048)   	(2,969,262)
	                                     ----------     	---------
		Total Stockholders' Equity          	1,844,204     	1,368,240
	                                     ----------     	---------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                $1,867,385    	$1,422,506
	                                     ==========     	=========
See accountant's review report and accompanying notes.

                                F/S-2
                         METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                         STATEMENTS OF OPERATIONS

							                                                   									   Period from
					                  Three Monts Ended 	 	 	Six Months Ended		      November 8, 1993
		                  			----------------		   	---------------		        (Inception)
				                 	April 30, 		April 30,	  April 30,	 	April 30,   through
				                 	2000       	1999			     2000			     1999		      April 30,
				                	(Unaudited) 	(Unaudited)	(Unaudited)	(Unaudited) (Unaudited)
					                ----------- 	----------- 	---------- 	---------  -------------
REVENUES				          $      -		   $      -		   $      -	  	$      -	   $      -
                       -------	    	-------		    -------	    -------	    --------
GENERAL AND ADMINISTRATIVE
 EXPENSES
  Salaries			       	   54,000	   	  54,000	    	108,000	   	108,000	     539,778
  Administrative
   expenses             42,738		     12,493		     54,403		    25,199	    143,421
  Professional services	70,363   		   5,069	    	 98,274		    27,851	  1,098,503
  Property expenses	 	  13,430    	 353,940    		104,734	   	481,754	  1,128,348
  Consulting			         90,219		     10,377	    	 90,219		    10,337	     90,219
  Travel				            25,020	   	  14,325	    	 32,937   		 14,325	     32,937
  Marketing and
   research	            31,089	   	  47,312	    	 43,491	   	 67,452	    122,984
  Financing Costs		          -		          -	        		 -		         -	    276,000
 	Depreciation		         6,092		      6,123    		 11,665   		 12,420	     74,410
						               ---------		   --------	    	-------	   	-------   	--------
Total Expenses	    		  332,951	   	 503,639    		543,723   		747,338	  3,506,600
			                   --------   		--------	    	-------   		-------   	------
OPERATING LOSS			     (332,951)	  	(503,639)	  	(543,723) 		(747,338) (3,506,600)
				                 	---------		 ---------   	---------		 ---------	   --------
OTHER INCOME (EXPENSES)
 Interest income	         1,576	         -		        3,209	         -	       6,423
 Interest expense		           -		        (4)		         -	         (4)     (9,599)
 Refund of Mexican
  taxes paid		           76,728	         -		       76,728	         -	     76,728
					                 --------- 		---------    	--------	 	 --------   ---------
	Total other
 income (expense)	       78,304	         (4)		     79,937	        (4)   		73,552
					                 --------- 		---------		    --------	 	--------  	--------
LOSS BEFORE
INCOME TAXES
(carried forward)    	$(254,647) 	$(503,643)	   $(463,786)	$(747,342) $(3,433,048)
	                      ========		  ========	    	======== 		========   =========

                                  F/S-3
METALLINE MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

                                                    																  Period from
					                Three Monts Ended			       Six Months Ended	  	  November 8, 1993
					                -----------------	        	---------------	      (Inception)
					                April 30,		 April 30,	    	April 30,		April 30,	 through
					                2000			     1999			        2000		    	1999		     April 30,
					                (Unaudited)	(Unaudited) 	(Unaudited)	(Unaudited) (Unaudited)
				                	----------- -----------  ----------- ----------- -------------
LOSS BEFORE
INCOME TAXES
(carried forward)	  	$(254,647)  	$(503,643)	  $(463,786)	 $(747,342) 	$(3,433,048)

INCOME TAXES			              -		          -    		      -		         -	   	      -
             				   ---------- 	 -----------	  ----------	 ----------  -----------
NET LOSS			         	$(254,647)	  $(503,643)  	$(463,786) 	$(747,342) 	$(3,433,048)
					                 ========	   	========		   ========	  	========	   	=========
NET LOSS PER COMMON SHARE
	BASIC AND DILUTED	  $   (0.03)	  $   (0.08)	  $   (0.06)	 $   (0.12)	 $     (0.71)
					                 ========		   ========		   ========		  ========		  =========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED		  8,221,095	  	6,095,739  		7,943,095 		6,130,739	 	4,860,443
				                   =======	    	=======	    	=======   		=======		   =======
---------------------
See accountant's review report and accompanying notes.

                                       F/S-4
                          METALLINE MINING COMPANY
                       (An Exploration Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY

							                                                                   Accumulated
			                    Common Stock		                Stock	      Stock 	  Deficit
		                     ------------------	Additional	Sub-     	  Options	 During Ex-
	                     	Number of		        Paid-in   	scriptions	 and	     ploration
                     		Shares	     Amount	Capital	   Receivable	 Warrants	Stage	      Total
                     		--------	   ------	-------	   ----------	 --------	--------	   -----
Issuance in August
	1993 (prior to
	inception) common
	stock without value	   960,800	 $ 9,608 	$(9,608)	    $    -	    $     -	 $     -	   $     -

Reverse stock split
	of 5:1, reducing
	common stock to
	192,160 shares	      (768,640) 	(7,686)   	7,686	          -	          -	       -	         -

Net loss for the
	year ending
	October 31, 1994	           -	       -	        -	          -	          -  	(8,831)	   (8,831)
                     		------- 	-------  	-------    	-------    	-------	  -------	   -------
Balances at
	October 31, 1994	     192,160   	1,922	   (1,922)	         -	          -  	(8,831)	   (8,831)

Stock split 3:1, in-
	creasing common
	stock to 576,480
	shares	               384,320    3,843	  (3,843)	          -	          -	         -        -

Net loss for the
	year ending
	October 31, 1995	           -	       -	       -	           -	          -	  (7,861)	   (7,761)
                     		-------	  ------  -------     	-------	    -------	 -------	  -------
Balance at
	October 31, 1995	     576,480	 $ 5,765 	$(5,765)	      $   -	      $   -	$(16,592)	 $(16,592)
		                     -------	 -------	  -------	    -------	    ------- 	-------	  -------
-------------------------------------
Table continued on next page.
See accountant's review report and accompanying notes.

                                       F/S-5
	                          METALLINE MINING COMPANY
	                       (An Exploration Stage Company)
	                     STATEMENTS OF STOCKHOLDERS' EQUITY
	                                  (continued)

							                                                                   	Accumulated
			                    Common Stock                 		Stock      	Stock   	Deficit
	                     	--------------  	Additional	   Sub-	       Options 	During Ex-
		                     Number of		      Paid-in	      scriptions	 and	     ploration
		                     Shares	   Amount	Capital	      Receivable	 Warrants	Stage	       Total
		                     -------- 	------	-------	      ----------	 --------	--------	    -----
Balance brought
 forward	              576,480 	$ 5,765	 $(5,765)      	$   -	     $   -	   $(16,592)	   $(16,592)

Issuance in November
	1995 of shares for
	cash at $0.01 /share	  45,000	     450	       -	           -	         -	          -	           -

Issuance in November
	1995 of shares for
	cash at $1.00 /share	  15,859     	159	  15,700           	-	         -	          -	      15,859

Issuance in June 1996
 of shares for cash
	at $0.10 /share    	1,305,000	  13,050 	117,450	           -	         -	          -	     130,500

Issuance in June 1996
	of shares at $0.01
	per share in exchange
	for assignment of
	mineral property rights
	valued at $9,000     	900,000   	9,000	       -	          -	          -	          -	       9,000

Issuance in October
	1996 of shares for
	CAD computer equipment
	at $0.10 /share	      150,000	   1,500	  13,500	          -	          -	          -	      15,000

Issuance in October
	1996 of shares for
	services at
	$0.10 /share	         140,000   	1,400  	12,600	          -	          -	          -	      14,000

Net loss for
	the year ending
	October 31, 1996	           -	       -	       -	          -	          -   	 (40,670)	     (40,670)
                     		------- 	------- 	-------    	-------    	-------
Balance
October 31, 1996	    3,132,339	 $31,324 $153,485      	$   -	      $   -	   $(57,262)	    $127,547
		                    -------	  ------- 	-------	     -------	   -------	   -------	      -------
--------------------------------------
Table continued on next page.
See accountant's review report and accompanying notes.

                                       F/S-6
	                          METALLINE MINING COMPANY
	                       (An Exploration Stage Company)
                      	STATEMENTS OF STOCKHOLDERS' EQUITY
	                                  (continued)

							                                                                      	Accumulated
			                     Common Stock		                 Stock	      Stock     	Deficit
	                      	--------------  	 Additional	  Sub-	       Options	   During Ex-
		                      Number of		       Paid-in	     scriptions	 and	       ploration
                      		Shares	   Amount	 Capital	     Receivable	 Warrants 		Stage 	      Total
		                      --------	 ------	 -------	     ----------	 -------- 	 --------	    -----
Balance
 forward               	3,132,339 $ 31,324 $ 153,485   	$   -	      $   -	    $(57,262)	   $127,547

Issuance in February
	1997 of shares for
	services at $0.30
	and $0.35 /share	        133,800	   1,338	   44,245	       -	          -  	         -	           -

Issuance in March and
	April of shares for
	cash at $0.35 /share	    250,000	   2,500	   85,000	       -	          -	           -	      87,500

Issuance in May and June
	1997 of shares for cash
	at $0.35 /share	         181,600	   1,816	   61,744	       -	          -	           -	      63,560

Issuance in May and June
	1997 of shares for
	services at $0.35/share	  62,500	     625	   21,250	       -	          -	           -	      21,875

Issuance in August 1997
	of shares for payment of
	loan at $0.315 /share	   100,200   	1,002	   30,528	       -	         -	            -	      31,530

Issuance in August 1997
	of shares for cash at
	$0.90 /share	            420,000	   4,200  	373,800	       -	         -	            -	     378,000

Issuance in August 1997
	of shares for services
	at $1.00 /share	          95,000     	950   	94,050       	-         	-	            -  	    95,000

Issuance in October 1997
	of shares for cash at
	$1.00 /share             	75,000     	750   	74,250	       -	         -	            -	      75,000

Issuance of option (for
	300,000 shares at $2.25
	per share) for cash	           -       	-    	3,000	       -	         -	            -	       3,000

Net loss for year ending
	October 31, 1997	              -	       -	        -	       -	         -	     (582,919)	   (582,919)
                        		------- 	-------  	-------	 -------   	-------	     -------	      -------
Balances at
	October 31, 1997	      4,450,439	 $44,505	 $941,352	   $   -	     $   -   	 $(640,181)	   $345,676
   	------------------	   -------	 -------  	-------	 -------	   -------	      -------	     -------
Table continued on next page.
See accountant's review report and accompanying notes.

                                     F/S-7
                          	METALLINE MINING COMPANY
                       	(An Exploration Stage Company)
                     	STATEMENTS OF STOCKHOLDERS' EQUITY
                                   	(continued)

							                                                                     	Accumulated
			                        Common Stock		               Stock	     Stock 	   Deficit
		                         ------------      Additional	Sub-	      Options	  During Ex-
		                         Number of		       Paid-in	   scriptions	and	      ploration
		                         Shares	    Amount	Capital	   Receivable	Warrants	 Stage	        Total
		                         --------	  ------	-------	   ----------	-------- 	--------	     -----
Balance
	brought forward 	        4,450,439	 $44,505	 $941,352	   $   -	    $   -	    $(640,181)	  $345,676

Issuance in November
	and December 1997 of
	shares for cash at
	$1.00/share	               403,500	  $4,035	 $399,465	       -        	-             -  	  403,500

Issuance of options (for
	1,200,000 shares at
	$0.90 /share) for cash	          -	       -	  120,000	       -	        -	            -	    120,000

Issuance of options for
	financing fees	                  -	       -	        -	       -   	60,000	            -	     60,000

Issuance of warrants for
	consulting fees	                 -	       -	        -	       -	  117,000   	         -	    117,000

Issuance in November and
	December 1997 of shares
	for services at $0.35
	and $1.00 /share	           41,800	     418	   21,882	       -	        -	            -	     22,300

Issuance in February 1998
	of shares for mine data
	base at $1.625 /share	     200,000	   2,000  	323,000       	-        	-	            -	    325,000

Issuance in February and
	March 1998 of shares for
	cash at $1.00 and $0.87
	per share	                 345,000	   3,450	  338,495	       -	        -	            -	    341,945

Issuance in June and July
	1998 of shares for cash
	at $1.00 /share	            95,000     	950   	94,050	       -	        -	            -	     95,000

Issuance in September and
	October 1998 of shares
	for cash and receivables
	at $1.00 /share	           555,000	   5,550	  519,450 	(300,000)	      -	            -	    225,000

Net loss for year ending
	October 31, 1998	                -	       -	        -	        -	       -      	(906,036)  (906,036)
	                          	-------	 -------	  -------	  -------	 ------- 	     -------	    -------
Balance at
	October 31, 1998        	6,090,739	 $60,908	$2,757,694	$(300,000)	$177,000	  $(1,546,217)	$1,149,385
--------------------       	-------	 -------   	-------   	-------	 -------   	-------	     -------
Table continued on next page.
See accountant's review report and accompanying notes.

                                     F/S-8
	                        METALLINE MINING COMPANY
	                      (An Exploration Stage Company)
	                     STATEMENTS OF STOCKHOLDERS' EQUITY
	                                 (continued)

						                                                                       		 Accumulated
			                       Common Stock		                    Stock	     Stock 	  Deficit
	                         ----------------- 	 Additional	   Sub-	      Options	 During Ex-
		                        Number of		         Paid-in	      scriptions	and	     ploration
	                         Shares	    Amount	  Capital	      Receivable	Warrants	Stage	      Total
		                        --------	  -------	 -------	      ----------	--------	--------	   -----
Balance
	brought forward        	6,090,739 	 $60,908 	 $2,757,694	  $(300,000)	 $177,000	$(1,546,217)	$1,149,385

Stock subscription
	received	                       -	        -	           -	    300,000	         -	          -	    300,000

Expiration of stock
	options	                        -	        -	      60,000	          -   	(60,000)	         -	          -

Issuance of stock options
	for financing fees	             -	        -	           -	          -	   216,000	          -	    216,000

Exercise of stock
	warrants at
	$0.90 per share	          250,000    	2,500     	267,500	          -  	 (45,000)	         -	    225,000

Issuance in November
	1998 and March -
	August, 1999 shares for
	cash at $1.00 /share	     776,000	    7,760	     768,240	          -	         -	          - 	   776,000

Issuance in August 1999
	of shares for drilling
	fees at $0.90 /share      	55,556	      556      	49,444	          -	         -	          -	     50,000

Issuance in August 1999
	Shares for cash at
	$1.75 /share	              42,800      	428      	74,472          	-	         - 	         -	     74,900

Net loss for year ending
	October 31, 1999	               -	        -	           -	          -	         - 	 (1,423,045) 	(1,423,045)
                         		-------  	-------	     -------	    -------    	-------	   -------	     -------
Balance at
	October 31, 1999	       7,215,095	  $72,152	  $3,977,350	      $   -	    $288,000	 $(2,969,262)	$1,368,240
                        		-------	   -------	     -------	     -------	    -------	   -------	     -------
Table continued on next page.
See accountant's review report and accompanying notes.

                                 F/S - 9
                          METALLINE MINING COMPANY
                       (An Exploration Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (continued)

							                                                                            	Accumulated
			                     Common Stock		                       Stock     	Stock 	    Deficit
                      		----------------	   Additional	      Sub-	      Options	   During Ex-
                      		Number of		         Paid-in	         scriptions	and	       ploration
		                      Shares	     Amount	 Capital	         Receivable	Warrants	  Stage	        Total
		                      --------	   -------	-------	         ---------- -------- 	 --------	     -----
Balance
	brought forward      	7,215,095   	$72,152 	$3,977,350      	 $   -	     $288,000	  $(2,969,262)	 $1,368,240
		                       -------    -------	    -------	      -------    	-------	    -------	       -------
Issuance in November
	1999 shares for
 cash at $0.855/share	   950,000	     9,500	    802,750	           -	            -	            -	     812,250

Issuance in December
	1999 shares for
 cash at $0.75 /share    	50,000	       500	     37,000	           -	            -	            -	      37,500

Issuance in April 2000
 for consulting services
 and receivables at
	$2.51 /share            	36,000	       360	     90,000	        (360)	           -	            -	      90,000

Net loss for the six
	months ending April
 30, 2000 (unaudited)	         -	         -	          -	           -	            -	     (463,786)	  (463,786)
	                    	----------   	-------	    -------	      ------	    ---------	    ---------	    --------
		                     8,215,095	  $ 82,152	 $4,817,100	     $     -	    $ 288,000	   $(3,178,401)	 $2,008,851
                     		---------   	-------   	--------	       -----	      -------	      --------	    -------
-------------------------------
See accountant's review report and accompanying notes.

                                    F/S - 10
                           METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS

							                                                      				  Period from
							                            Six Months Ended	               November 8, 1993
						                             ------------------------     	  (Inception)
						                             April 30,	    	April 30,	       through
					                             	2000	        		1999		           April 30, 2000
					                             	(Unaudited)   	(Unaudited)      (Unaudited)
				                               -----------	    -----------      --------------
Cash flows from
	operating activities:
Net loss                          	$(463,786)      	$(747,342)       	$(3,433,048)
Adjustments to reconcile
	net loss to cash used
 by operating activities:
	Depreciation	                        11,665	          12,420	             74,410
	Stock given in exchange
	 for services	                       90,000	               -	            338,758
	Stock options for
	 operating expenses                       -	               -            	393,000

Changes in operating
	assets and liabilities:
	Prepaid expenses                      	(634)	          2,049	             (3,761)
	Employee advances	                        -	               -	             (5,208)
	Accounts payable	                     5,565	         (37,816)             	9,304
	Deposits payable                   	(37,500)	              -	                  -
	Accrued liabilities	                    850	             600	             13,877
		                                ----------      	----------             	----------
Net cash used by
	operating activities              	(393,840)       	(770,089)        	(2,612,668)
		                               -----------     	-----------          	------------
Curchase of property and
	 equipment	                         (10,380)             	-	            (127,545)
	Acquisition of mineral
	 properties	                        (79,234)	           (100)	          (834,905)
		                                 ----------	        --------	           ------------
Net cash used by investing
	activities	                         (89,614)           	(100)	          (962,450)
	                                	-----------       	--------            	------------
Cash flows from financing
	activities:
	Stock given in exchange
	 for loan	                                -	               -	             31,530
	Proceeds from sales of
	 common stock	                      849,750	         780,000          	3,991,964
	Proceeds from sales of
	 options	                                 -	               -	            123,000
	Deposits for sale of stock	               -	               -	             50,000
	Re-payments on
	 shareholders' loans	                     -	               -	            (14,418)
		                                ----------	       ---------            	------------
Net cash provided by
	financing activities:              	849,750	         780,000	          4,182,076
		                                ----------       	---------           	-----------
Net increase in cash 	               366,296           	9,811            	606,958
Cash beginning of period            	240,662         	313,322	                  -
                                		----------	      ----------	            ----------
Cash at end of period	              $606,958	        $323,133	           $606,958
	                                   	=======         	=======            	=======
Supplemental cash flow
	disclosures:
	Income taxes paid in cash        	$       -	          $    4	            $ 9,599
	Interest paid in cash            	$       -          	$    -	            $     -

Non-cash financing activities:
 Common stock issued for
	 services                       	$   90,000	         $     -	           $338,758
 Common stock issued for
	 mineral properties	             $        -	         $     -	           $348,000
 Common stock issued for
	 equipment	                      $        -	         $     -	           $ 15,000
 Common stock issued for
	 payment of debt                	$        -	         $     -	           $ 80,000
 Common stock issued for
	 subscription receivable        	$        -	         $     -	           $ 30,000
 Common stock options
	 issued for services	            $        -	         $     -	           $117,000
 Common stock options
	 issued for financing fees	      $        -	         $     -	           $276,000
See accountant's review report and accompanying notes.

                                       F/S-11
                            METALLINE MINING COMPANY
                          An Exploration Stage Company
                        Notes to the Financial Statements
                                 April 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalline Mining Company ("the Company") was incorporated in the state of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor Precious Metal Mines, Inc. The Articles of Incorporation of Cadgie Company were executed on August 20, 1993. On June 28, 1996, at a special directors meeting, the Company's name was changed to Metalline Mining Company. The Company's fiscal year-end is October 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Metalline Mining Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting.

LOSS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. As of April 30, 2000 and October 31, 1999, common stock options of 1,250,000 were not included in computing diluted loss per share because their effects were antidilutive.

EXPLORATION STAGE
The Company has been in the exploration stage since its formation in 1993 and has not realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for its extraction and enter a development stage.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                F/S - 12
                       METALLINE MINING COMPANY
                     An Exploration Stage Company
                   Notes to the Financial Statements
                           April 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PROVISIONS FOR TAXES
At April 30, 2000 and October 31, 1999, the Company had accumulated net operating losses of approximately $3,433,000 and $2,969,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

CONCENTRATION OF RISK
The Company maintains its cash and cash equivalents in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of April 30, 2000, the Company exceeded the insured amount by $366,762.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

FINANCIAL ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at April 30, 2000 and October 31, 1999.

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

REVENUE RECOGNITION POLICY
Revenues from sales of product are recognized when the product is shipped.

DERIVATIVE INSTRUMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At April 30, 2000, the Company has not engaged in any transaction that would be considered derivative instruments or hedging activities.
                                F/S - 13
                         METALLINE MINING COMPANY
                       An Exploration Stage Company
                     Notes to the Financial Statements
                             April 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTERIM FINANCIAL STATEMENTS
The interim financial statements as of and for the quarter and six months included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the September 1999 dismissal of a lawsuit against the Company and others, Company shareholders individually paid all of the litigation settlement from their personal assets without any cost or continuing obligation to the Company.
                               F/S-14
                      METALLINE MINING COMPANY
                    An Exploration Stage Company
                  Notes to the Financial Statements
                            April 30, 2000

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

During the six months ended October 31, 1997, the Company sold 676,600 shares of common stock for cash, raising $516,500. In November and December 1997, the Company sold 403,500 shares of common stock for cash thereby raising $403,500.

An additional $881,945 was raised between February and October 1998 as the Company sold 915,000 more shares of its common stock.

During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for cash, raising $1,375,900. During October, 1999, the Company received $37,500 as a deposit toward the purchase of 50,000 shares. This stock was issued in December 1999.

During November and December 1999, the Company sold 1,000,000 shares of its common stock for $812,250.

NON-CASH STOCK TRANSACTIONS
During November 1995, Metalline Mining Company's directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share.

During June 1996, Metalline Mining Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share.
                                  F/S - 15
                         METALLINE MINING COMPANY
                       An Exploration Stage Company
                    Notes to the Financial Statements
                              April 30, 2000

NOTE 6 - COMMON STOCK (Continued)

NON-CASH STOCK TRANSACTIONS (Continued)
During October 1996, Metalline Mining Company issued 150,000 shares of common stock for computer equipment. Also during October 1996, Metalline Mining Company issued 120,000 shares of common stock to Mr. Dan Gorski and an additional 20,000 shares to Mr. John Ryan for services rendered.

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

In August 1997, 95,000 shares of common stock were issued for services at a deemed value of $1.00 per share. Also in August 1997, 100,200 shares of common stock were issued to discharge shareholder debt.

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

In April 2000, 36,000 shares of common stock were issued for consulting services and subscription receivable. The shares were valued at $2.51 per share, resulting in a transaction valued at $90,360.

NOTE 7 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $463,786 for the six months ended April 30, 2000 and an accumulated deficit of $3,433,048 since inception (November 8, 1993). These factors indicate that the Company may be unable to continue in existence.

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

NOTE 8 - STOCK OPTIONS

Following is a summary of the stock options during the year ending October 31, 1999 and the six months ending April 30, 2000.
                                F/S - 16
                        METALLINE MINING COMPANY
                      An Exploration Stage Company
                    Notes to the Financial Statements
                             April 30, 2000

NOTE 8 - STOCK OPTIONS (Continued)
						                                         					Weighted Average
						                      Number of Shares		      Exercise Price
						                      -----------------     		----------------
Outstanding at 11/1/98			      1,500,000		           	$    1.14
Granted						                  1,200,000		          	      1.00
Exercised					                 ( 250,000)	         		      0.90
Forfeited					                       		-	                 				-
Expired					                 	(1,200,000)	         		      1.00
						                      	-----------            			--------
Outstanding at 10/31/99			     1,250,000	           		$    1.14
							                       ==========           			=========
Options exercisable
at 10/30/99				                1,250,000           			$    1.14
							                       ==========            			========
Weighted average fair value of
 options granted during 1999			  $ 1.00
								                          =====
Outstanding at 11/1/99				     1,250,000		            	$   1.14
Granted							                         -		                  		-
Exercised					                       		-                  				-
Forfeited						                       	-                  				-
Expired				                            -          		          -
						                      	-----------		           	---------
Outstanding at 4/30/2000		    	1,250,000			           	$   1.14
							                          =======	           			========
Options exercisable
at 4/30/2000			               	1,250,000           				$   1.14
						                          	=======	           			========

During the year ended October 31, 1999, options were exercised amounting to 250,000 shares. During the six months ended April 30, 2000, no options have been exercised.

NOTE 9 - WARRANTS

At April 30, 2000 and October 31, 1999, there were outstanding warrants to purchase 746,500 shares of the Company's Common stock, at prices ranging from $0.35 to $2,13 per share. The warrants became exercisable in 1999 and expire at various dates through 2005. The Company has reserved 746,500 shares for that purpose.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company receives rent-free office space in Coeur d'Alene from its president. The value of the space is not considered materially significant for financial reporting purposes.

The Company is required to make land payments amounting to $3,458,460 over the next two years. See Note 3.

During the year ended October 31, 1999 the Company settled a lawsuit filed by some of Royal Silver Mines, Inc. shareholders for alleged violations of securities laws. The terms of the settlement required Metalline Mining Company to distribute common stock valued at $80,000 at September 2, 1999 to their stock transfer agent for subsequent distribution to the plaintiffs. The plaintiffs are limited in their ability to sell the shares of stock.

NOTE 11 - YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Metalline Mining Company could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, there have been no known effects to the Company in regards to the Year 2000 issue.
                               F/S - 17
                         METALLINE MINING COMPANY
                        An Exploration Stage Company
                      Notes to the Financial Statements
                               April 30, 2000

NOTE 12 - JOINT VENTURE

On October 7, 1999, the Company announced the acceptance of a joint venture with North Limited. The agreement gives North Limited the right to earn into 60% of the Sierra Mojada by providing all funds necessary to complete a feasibility study that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. North Limited is dedicated to natural resource development that produces iron, uranium, base and precious metals and forestry products.

[The balance of this page was intentionally left blank.]
                             F/S - 18

                        METALLINE MINING COMPANY
                      An Exploration Stage Company
                    Notes to the Financial Statements
                            April 30, 2000

SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						METALLINE MINING COMPANY

                                           	BY: /s/ Merlin Bingham
	                                               ---------------------
	                                               Merlin Bingham,
	                                               its President
	                                               Date: June 14, 2000


                                           	By: /s/ Wayne L. Schoonmaker
	                                               -------------------------
	                                               Wayne Schoonmaker, its
	                                               Principal Accounting Officer
	                                               Date: June 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: 	/s/ Merlin Bingham                    By: 	/s/ Jim Czirr
    ----------------------	                    	----------------
    Merlin Bingham		                            Jim Czirr
    Director		                                  Director
    Date: June 14, 2000                         Date: June 14, 2000


By: 	/s/ Daniel Garski	                   	By: 	/s/ Wayne L. Schoonmaker
    ---------------------	                     	-------------------------
    Daniel Gorski		                             Wayne Schoonmaker
    Vice President/Director	                   	Secretary/Treasurer, Director
    Date: June 14, 2000		                       Date: June 14, 2000


By: 	/s/ Mario Ayub Touche
    ----------------------
    Mario Ayub Touche
    Director
	   Date: June 14, 2000

                                  F/S - 19