Form 10-Q
period 2000-07-31
METALLINE MINING CO
filed 2000-09-14
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     ___________

                                      FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended July 31, 2000
                                          OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____________ to _____________

                         Commission file number: 000-27667

                             Metalline Mining Company
                 (Exact name of registrant as specified in its charter)

              Nevada	                     			91-1766677
        (State or other jurisdiction  	     (IRS Employer Identification
             of incorporation)	                         No.)

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
                                                 which registered.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   METALLINE MINING COMPANY ANNUAL REPORT
                    ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED JULY 31, 2000

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

[The balance of this page has been intentionally left blank.]

                                   (i)
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	The reviewed financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1.

	The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2000.

	For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 incorporated by reference herein.

ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2000.

	Nine months ended July 31, 2000 compared to the nine months ended July 31, 1999:

During the nine months ended July 31, 2000, the Company generated no revenue other than interest income of $5,084. General and administrative expenses decreased to $670,884 for the nine-month period ended July 31, 2000 as compared to $948,774 for the nine-month period ended July 31, 1999. The decrease is principally attributed to reduced expenses charged to it's Mexican properties. For the nine months ended July 31, 2000, the Company experienced a loss of $589,072, or $0.07 per share, compared to a loss of $947,014, or $0.13 per share, during the comparable period in the previous year.

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

	 The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the underground workings, sampling, and drilling to explore for additional mineralization and to continue to develop an ore reserve.
Page 1
	Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 1999 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 1998-99 fiscal year by its sale of 1,068,800 shares at prices ranging between $0.90 and $1.75 per share. During the current period, the Company has realized $1,199,485 from the sale of 1,107,500 shares.

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

Page 2
 	Mineros Nortenos has mined about 600,000 tons of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead and silver, copper, zinc and lead sulfide at grades of 1 to 4 kilogram silver per ton, 1 to 5% copper, 10 to 30% zinc and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average 33.5% zinc.

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

	The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and high grades, to enable it to be a low-cost producer.

	Based upon the foregoing, the Company is of the opinion that the magnitude of the Sierra Mojada mineral system and its exploration potential is capable of providing new reserves for many more years of mining. However, there is no assurance as to the quantity or quality of the undeveloped reserves. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified.

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

Page 3
	Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method.
The Company has adopted the fair value accounting prescribed by FAS 123.

	CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2000 WERE AS
FOLLOWS:

During the nine-month period ended July 31, 2000, the Company's cash position increased $526,412, to $767,074. During the nine-month period, the Company used $517,882 in operating activities, which were less than the reported $589,072 net loss due to changes in operating assets and liabilities. Investing activities used $155,191 for mining property acquisitions and equipment purchases, and financing activities realized $1,199,485 from the sale of 1,107,500 common shares.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities.

	Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 950,000 shares of its common stock for $0.855 per share in November 1999 and 50,000 shares of its common stock for $0.75 per share in December 1999.
In April 2000 the Company issued 36,000 shares for services rendered. In June and July 2000 the Company sold 107,500 shares of its common stock for $3.25 per share.

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
registrant during the period covered by this report.
                                Page 4

                        METALLINE MINING COMPANY

                      INDEX TO FINANCIAL STATEMENTS

                                                                    	PAGE

Financial Statements:

	Balance Sheets as of July 31, 2000
	and October 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . 	F/S-1

	Statements of Operations for the three and nine
	month periods ended July 31, 2000 and July 31,
	1999, and for the period from inception
	(November 8, 1993) to July 31, 2000 . . . . . . . . . . . . . . . . 	F/S-2

	Statements of Changes in Stockholder's Equity
	for the period from inception (November 8, 1993)
	to July 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  	F/S-3

	Statements of Cash Flow for the three and nine
	month periods ended July 31,  2000 and July 31,
	1999, and for the period from inception
	(November 8, 1993) to July 31, 2000 . . . . . . . . . . . . . . . . 	F/S-9

	Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 	F/S-10

	Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F/S-12

[The balance of this page has been intentionally left blank.]

                                      Page 5

                          METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                               BALANCE SHEETS

                                        	July 31,               	October 31,
	                                        2000	                   1999
	                                        (Unaudited)
	                                        ----------             	-----------
ASSETS

CURRENT ASSETS
	Cash	                                    $ 767,074	              $ 240,662
	Prepaid expenses	                            5,706	                  3,127
	Employee advances	                           9,119	                  5,208
			                                      ----------              	---------
  	Total Current Assets	                    781,899                	248,997
			                                      ----------              	---------
MINERAL PROPERTIES                       	1,248,482              	1,103,671
	                                        ----------              	---------
PROPERTY AND EQUIPMENT
	Office equipment                           	81,499                 	71,119
	Mining equipment and vehicles              	61,047                 	61,047
	Less: Accumulated depreciation            	(79,826)               	(62,328)
	                                        ----------              	---------
  	Total Property and Equipment	             62,720                 	69,838
	                                        ----------              	---------
TOTAL ASSETS	                           $ 2,093,101            	$ 1,422,506
	                                         =========              	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 	Accounts payable                         $	10,723                	$ 3,739
 	Deposits payable	                               -                 	37,500
	Accrued liabilities	                        13,725                 	13,027
	                                         ---------              	---------
  	Total Current Liabilities	                24,448	                 54,266
	                                         ---------              	---------
COMMITMENTS AND CONTINGENCIES	                    -                      	-
	                                         ---------              	---------
STOCKHOLDERS' EQUITY
	Common stock, $0.01 par
	value; 50,000,000 shares
	authorized, 8,251,095 and
	7,215,095 shares issued and
 	outstanding respectively.                 	83,587                 	72,152
 	Additional paid-in capital             	5,255,400              	3,977,350
 	Stock options and warrants               	288,000                	288,000
	Deficit accumulated during
	exploration stage                      	(3,558,334)            	(2,969,262)
	                                        ----------              	---------
		Total Stockholders' Equity	             2,068,653	              1,368,240
	                                        ----------              	---------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                   $2,093,101             	$1,422,506
	                                        ==========              	=========
The accompanying notes are an integral part of these financial statements.

                                     F/S-1

                         METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                         STATEMENTS OF OPERATIONS

						                                                             										      Period from
						                          Three Monts Ended	      		Nine months Ended			     November 8, 1993
					                           -----------------        	----------------- 		     (Inception)
						                          July 31,   	 July 31,   		July 31,	   July 31,	 	  through
						                          2000  		     1999		   	   2000	   	   1999			      July 31,
						                          (Unaudited) 	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
						                          ------------	----------- 	----------- 	---------		 -------------
REVENUES					                    $      -		   $      -			  $      -		   $      -			 $      -
	                                 -------		    -------			   -------		     ------			  -------
GENERAL AND ADMINISTRATIVE
EXPENSES
Salaries				                       54,000       54,000      162,000      162,000 	   539,778
Administrative expenses		          19,741	      13,155       74,144       38,354     163,162
Professional services			           25,326       48,855      123,600       76,706   1,123,829
Property expenses	             		 (21,649)      33,373       83,085      515,127 	 1,106,699
Consulting				                          -            -  	    90,219       10,337 	    90,219
Travel					                        16,203        7,003	      49,140       21,328      49,140
Marketing and research		           27,708       38,840       71,199      108,292     150,692
Financing Costs			                      -		          -	        	  -	           -		   276,000
	Depreciation				                   5,832	       6,210 		    17,497       18,630		    80,242
							                           -------      -------      -------      -------	   --------
Total Expenses		                  127,161      201,436	     670,884     	948,774	  3,633,761
                              				-------      -------      -------     	-------   ---------
OPERATING LOSS				               (127,161)    (201,436)    (670,884)    (948,774)	(3,633,761)
						                            -------      -------		    -------      -------   ---------
OTHER INCOME (EXPENSES)
Interest income			                  1,875        1,764        5,084        1,764       8,298
Interest expense			                     - 	  	       -  	         -	     	    (4) 	   (9,599)
Refund of Mexican taxes paid		          -            - 		    76,728 	          -			   76,728
						                            -------     	-------      -------      	------   ---------
		Total other income (expense) 	    1,875	       1,764	      81,812        1,760      75,427
                            						-------     	-------      -------      	------   ---------
LOSS BEFORE
INCOME TAXES                    $(125,286)   $(199,672) 		$(589,072)  	$(947,014)$(3,558,334)
	                                ========     ========		   ========	     ======= 	 =========
NET LOSS PER COMMON SHARE       $   (0.01)   $   (0.03) 		$   (0.07) 	 $   (0.13)	   $ (0.97)
                           						========    	========	   	========	     ========		=========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING             	8,320,262	   6,844,239		  8,248,595    7,073,739 	 3,659,941
					                             =======	     =======	    	=======	     =======		  =======
---------------------
The accompanying notes are an integral part of these financial statements.
                                 			F/S-2

                        METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      						Accumulated
			                      Common Stock		                Stock      Stock 	   Deficit
		                       ----------------- 	Additional	Sub-	      Options   During Ex-
                       		Number of        		Paid-in	   scriptions	and	      ploration
		                       Shares	     Amount	Capital	   Receivable	Warrant   Stage	       Total
		                       --------	   ------	-------	   ----------	-------   --------	    -----
Issuance in August
	1993 (prior to
	inception) common
	stock without value	    960,800	   $ 9,608	$(9,608)	   $    -	    $     -	  $     -	     $     -

Reverse stock split
	of 5:1, reducing
	common stock to
	192,160 shares	        (768,640)   	(7,686) 	7,686         	-	          -	        -	           -

Net loss for the
	year ending
	October 31, 1994	             -         	-	      -         	-          	-   	 (8,831)	     (8,831)
		                       -------	   -------	-------   	-------	    -------	    ------ 	      -------
Balances at
	October 31, 1994	       192,160	     1,922 	(1,922)	        -	          -	    (8,831)	     (8,831)

Stock split 3:1, in-
	creasing common
	stock to
	576,480 shares	         384,320	     3,843	 (3,843)	        -          	-         	-	           -

Net loss for the
	year ending
	October 31, 1995	             -	         -	      -	         -	          -	    (7,861)	     (7,761)
                       		-------	   -------	-------   	-------	    -------	     ------  	    ------
Balance at
	October 31, 1995	       576,480   	$ 5,765	$(5,765)	    $   -	     $    -	   $(16,592)	   $(16,592)
                       		-------   	------- -------   	-------	    -------	     -------	    -------
-------------------------------------
Table continued on next page.

The accompanying notes are an integral part of these financial statements.
                                        F/S-3

                            	METALLINE MINING COMPANY
	                         (An Exploration Stage Company)
	                       STATEMENTS OF STOCKHOLDERS' EQUITY
	                                     (continued)

                                                                     								Accumulated
                          Common Stock                		Stock     	Stock    	Deficit
	                         ---------------   Additional  Sub-	      Options   During Ex-
	                        	Number of		       Paid-in	    scriptions	and	      ploration
		                        Shares	   Amount	 Capital	    Receivable	Warrants  Stage      Total
                        		-------- 	------	 -------    	---------- -------- 	--------	  -----
Balance brought
Forward	                 576,480 	 $ 5,765	  $(5,765)	   $   -	     $   -	    $(16,592)	 $(16,592)

Issuance in November
	1995 of shares for cash
	at $0.01 per share	      45,000	      450        	-        	-         	-     	      -	         -

Issuance in November
	1995 of shares for cash
	at $1.00 per share	      15,859	      159	   15,700	        -	         -	           -	    15,859

Issuance in June 1996 of
	shares for cash
	at $0.10 per share	   1,305,000	   13,050	  117,450        	-	         -	           -	   130,500

Issuance in June 1996 of
	shares at $0.01 per
	share in exchange for
	assignment of mineral
	property rights valued
	at $9,000	              900,000	    9,000	        -	        -	          -	          -	     9,000

Issuance in October
	1996 of shares for
	shares for CAD
	computer equipment
	at $0.10 per share	     150,000	    1,500	    13,500	       -	          -	          -	    15,000

Issuance in October
	1996 of shares for
	services at $0.10
	per share	              140,000	    1,400    	12,600	       -	          -	          -	    14,000

Net loss for the
	year ending
	October 31, 1996	             -	        -	         -	       -	          -	    (40,670)	   (40,670)
                       		-------  	-------   	------- 	-------	    -------	     -------	    -------
Balances at
	October 31, 1996	     3,132,339	  $31,324	  $153,485	   $   -	      $   -	   $(57,262)	  $127,547
                      		 -------	  -------	   -------	 -------	    -------	     -------	    -------
------------------------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

                                    F/S-4

                       	METALLINE MINING COMPANY
	                    (An Exploration Stage Company)
	                  STATEMENTS OF STOCKHOLDERS' EQUITY
	                              (continued)

							                                                                    	Accumulated
			                   Common Stock              		   Stock	      Stock      Deficit
		                    --------------    	Additional	 Sub-	       Options    During Ex-
		                    Number of		        Paid-in	    scriptions	 and	       ploration
		                    Shares    	Amount 	Capital	    Receivable	 Warrants  	Stage 	     Total
                    		--------	  ------	 -------    	----------	 --------	  --------	   -----
Balance brought
	Forward	             3,132,339	 $ 31,324	$ 153,485	  $   -	      $   -	     $(57,262)	  $127,547

Issuance in February
	1997 of shares
	for services at $0.30
	and $0.35 per share	   133,800	    1,338	   44,245	      -	          - 	           -	          -

Issuance in March and
	April of shares for
	cash at $0.35
	per share	             250,000	    2,500	   85,000	      -          	-        	    -	     87,500

Issuance in May and
 June 1997 of shares
 for cash at $0.35
	per share	             181,600	    1,816   	61,744	      -	          -	            -	     63,560

Issuance in May and
	June 1997 of shares
	for services at
	$0.35 per share	        62,500	      625	   21,250	      -	          -	            -	     21,875

Issuance in August
	1997 of shares for
	payment of loan at
	$0.315 per share      	100,200    	1,002   	30,528	      -          	-	            -	     31,530

Issuance in August
	1997 of shares for
	cash at $0.90
	per share	             420,000	    4,200	  373,800	      -	          -	            -	    378,000

Issuance in August
	1997 of shares for
	services at $1.00
	per share	              95,000	      950	   94,050	      -	          -	            -	     95,000

Issuance in October 1997
	of shares for cash
	at $1.00 per share	     75,000	      750	   74,250	      -	          -	            -	     75,000

Issuance of option
	(for 300,000 shares at
	$2.25 per share)for cash	    -	        -	    3,000	      -	          -   	         -	      3,000

Net loss for year ending
	October 31, 1997	            -	        -        	-	      -	          -	     (582,919) 	 (582,919)
                      		-------  	-------  	-------	-------    	-------      	-------	    -------
Balances at
	October 31, 1997	    4,450,439  	$44,505	 $941,352	  $   -	      $   -	   $ (640,181)	  $345,676
	---------------	       -------	  -------	  -------	-------	    -------	      -------	    -------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

                              F/S-5

                       	METALLINE MINING COMPANY
	                    (An Exploration Stage Company)
	                  STATEMENTS OF STOCKHOLDERS' EQUITY
	                                (continued)

							                                                                    	Accumulated
			                  Common Stock		                   Stock	      Stock     Deficit
		                   -------------- 	   Additional    Sub-	       Options   During Ex-
		                   Number of		        Paid-in       scriptions 	and       ploration
		                   Shares	   Amount	  Capital       Receivable 	Warrants  Stage	      Total
	                   	--------	 ------	  -------	      ---------- 	-------- 	--------	   -----
Balance brought
	forward 	           4,450,439	$44,505	   $941,352	    $   -	      $   -	    $(640,181)	 $345,676

Issuance in November
	and December 1997
	of shares for cash
	at $1.00/share	       403,500 	$4,035	   $399,465	        -	          -	            -	   403,500

Issuance of options
	(for 1,200,000
	shares at $0.90
	per share) for cash	        -	      -	    120,000        	-	          -	            -	   120,000

Issuance of options
	for financing fees	         -	      -          	-	        -	     60,000	            -	    60,000

Issuance of warrants
	for consulting fees	        -	      -	          -	        -	    117,000	            -	   117,000

Issuance in November and
	December 1997 of shares
	for services at $0.35
	and $1.00 per share	   41,800	    418	     21,882	        -	          -	            -  	  22,300

Issuance in February
	1998 of shares for
	mine data base
	at $1.625 per share	  200,000	  2,000	    323,000	        -	          -	            -	   325,000

Issuance in February
	and March 1998 of
	shares for cash at
	$1.00 and $0.87
	per share	            345,000	  3,450	    338,495	        -	          -	            -	   341,945

Issuance in June and
	July 1998 of shares
	for cash at $1.00
	per share	             95,000	    950	     94,050        	-	          -	            -	    95,000

Issuance in September
	and October 1998 of
	shares for cash and
	receivables at $1.00
	per share	            555,000	  5,550	    519,450 	(300,000)         	-	            -	   225,000

Net loss for year ending
	October 31, 1998	           -	      -	          -	        -	          -	     (906,036)	 (906,036)
                     		-------	-------    	-------	  -------	    -------	      -------	   -------
Balance at
	October 31, 1998	   6,090,739	$60,908	 $2,757,694	$(300,000)	  $177,000	  $(1,546,217)$1,149,385
------------------	    -------	-------	    -------	  -------	    -------	      -------	   -------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

                                F/S-6

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

                                F/S - 7

                        METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY
                               (continued)

				                                                                      				Accumulated
			                  Common Stock		                       Stock	     Stock 	  Deficit
                     ----------------   	    Additional	  Sub-      	Options 	During Ex-
		                   Number of		             Paid-in	     scriptions	and	     ploration
                   		Shares	       Amount	   Capital	     Receivable	Warrants	Stage	      Total
		                   --------	     -----	    -------	     ----------	--------	--------	   -----
Balance brought
	forward	             7,215,095	   $72,152	  $3,977,350	   $     -    $288,000	 $(2,969,262)	$1,368,240
                      		-------	   -------	     -------	   ------- 	   -------	     -------	    -------
Issuance in November
	1999 shares for
 cash at $0.855
	per share	             950,000	     9,500	     802,750	         -	          -	           -	    812,250

Issuance in December
	1999 shares for cash
 at $0.75 per share	     50,000	       500	      37,000	         -	          -	           -	     37,500

Issuance in April 2000
	shares for consulting
 services and
 receivables at
	$2.51 per share	        36,000	       360	      90,000	      (360)	         -	           -	     90,000

Stock subscription
	received	                    -	         -	           -	       360          	-	           -	        360

Issuance in June 2000
	shares for cash at
 $3.25 per share	       100,000	     1,000	     324,000	         -	          -	           -	    325,000

Issuance in July
	2000 shares for cash
 at $3.25 per share	      7,500        	75	      24,300	         -	          -	           -	     24,375

Net loss for the nine
	months ending July
 31, 2000 (unaudited)	        -	         -	           -	          -	          -	    (589,072) 	(589,072)
	                   	---------- 	---------	 -----------	     ------	  ---------	     ------	    ---------
Balances at July 31,
 2000 (unaudited)     8,358,595	  $ 83,587	  $5,255,400	     $    -	  $ 288,000  $(3,558,334) $2,068,653
                   		----------  	--------	 -----------	      -----	    -------	   ----------	 ----------
------------------------
The accompanying notes are an integral part of these financial statements.

                               F/S - 8

                       METALLINE MINING COMPANY
                    (An Exploration Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                     											Period from
					                          Nine months Ended		              November 8, 1993
					                          -------------------	             (Inception)
					                          July 31,	        July 31,		      through
					                          2000		           1999		          July 31, 2000
					                          (Unaudited)	     (Unaudited)    	(Unaudited)
	                               -------          ---------       ----------
Cash flows from
operating activities:
Net loss	                        $(589,072)	      $(947,014)	    $(3,558,334)
Adjustments to reconcile
	 net loss to cash used
  by operating activities:
	Depreciation	                      17,497	          18,630	          80,242
	Stock given in exchange
	 for services	                     90,000	               -	         338,758
	Stock options for
	 operating expenses                    	-               	-         	393,000

Changes in operating assets
 and liabilities:
	(Increase) decrease in
	 accounts receivable	                   -	               -	           2,849
	(Increase) decrease in
	 prepaid expenses	                 (2,579)          	1,331	          17,906
	(Increase) decrease in
	 employee advances                	(3,911)	              -	         (35,579)
	Increase (decrease) in
	 accounts payable	                (30,515)        	(12,198)        	(26,777)
	Increase (decrease) in
	 accrued liabilities	                 698	          (1,128)	         13,726
		                               ---------	        --------	        --------
Net cash used by
	 operating activities           	(517,882)       	(940,379)     	(2,774,209)
		                               ---------	        --------	      ----------
	Cash flows from
	 investing activities:
	Purchase of equipment	            (10,380)	              -	        (127,543)
	Acquisition of mining
	 properties	                     (144,811)	       (192,600)	       (900,485)
                                 ---------         --------         --------
Net cash used by
	 investing activities	           (155,191)	       (192,600)	     (1,028,028)
                                  --------        ---------        ---------
Cash flows from
	 financing activities:
	Stock given in exchange
	 for loan	                              -	               - 	         31,530
	Proceeds from sales of
	 common stock	                  1,199,485	         968,000	       4,341,699
	Proceeds from sales
	 of options	                            -	               -         	123,000
	Deposits for sale of stock	             -	               -	          87,500
	Payment of subscriptions
	 receivable	                            -	         300,000	               -
	Re-payments on
	 shareholders' loans	                   -	               -	         (14,418)
                                    ------          -------         --------
Net cash provided by
	financing activities:          	1,119,485	       1,268,000	       4,569,311
                                  --------        ---------        ---------
Net increase (decrease) in cash 	  526,412	         135,021	         767,074
Cash beginning of period          	240,662         	313,322	               -
                                  --------         --------          -------
Cash at end of period            	$767,074	        $448,343	        $767,074
                                  ========         ========         ========
Supplemental cash
	flow disclosures:
	Income taxes paid in cash	         $    -	           $   4	         $ 9,599
	Interest paid in cash	             $    -	           $   -	         $     -

Non-cash financing activities:
 Common stock issued for
	 services	                       $ 90,000	           $   -	        $338,758
 Common stock issued
	 for mineral properties         	$      -	           $   -	        $348,000
 Common stock issued
	 for equipment	                  $      -	           $   -	        $ 15,000
 Common stock issued for
	 payment of debt	                $      -	           $   -	        $ 80,000
 Common stock issued for
	 subscription receivable        	$      -	           $   -	        $300,000
 Common stock options issued
	 for services	                   $      -	           $   -	        $117,000
 Common stock options issued
	 for financing fees	             $      -	           $   -	        $276,000
The accompanying notes are an integral part of these financial statements.

                               F/S-9

                         METALLINE MINING COMPANY
                       An Exploration Stage Company
                     Notes to the Financial Statements
                               July 31, 2000

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

The costs of acquiring, exploring, and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed are incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

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

F/S - 10
SIERRA MOJADA EXPLORATION CONCESSIONS
In the twelve-month period of August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.

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

NOTE 3 - FINANCIAL STATEMENTS

The financial statements of Metalline Mining Company, including herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to expected for a full year.
[The balance of this page was intentionally left blank.]

F/S - 11

                        METALLINE MINING COMPANY
                       An Exploration Stage Company
                     Notes to the Financial Statements
                              July 31, 2000


SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  			METALLINE MINING COMPANY

                                    	BY: 	/s/ Merlin Bingham
		                                        -----------------
	                                         Merlin Bingham,
	                                         its President
	                                         Date: September 14, 2000


                                   	By: 	/s/ Wayne L. Schoonmaker
		                                       ------------------
	                                        Wayne Schoonmaker, its
	                                        Principal Accounting Officer
	                                        Date: September 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 By: /s/ Merlin Bingham			          By: 	/s/ Jim Czirr
	    ------------		                   			---------
     Merlin Bingham	                     Jim Czirr
     Director	                           Director
     Date: September 14, 2000	           Date: September 14, 2000

 By: /s/ Daniel Garski            		By: 	/s/ Wayne L. Schoonmaker
     -----------------	                  ---------------
     Daniel Gorski	                      Wayne Schoonmaker
     Vice President/Director	            Secretary/Treasurer, Director
     Date: September 14, 2000	           Date: September 14, 2000


 By: /s/ Mario Ayub Touche
     -----------------
     Mario Ayub Touche
     Director
	    Date: September 14, 2000

                                F/S - 12