Form 10-K
period 2000-10-31
METALLINE MINING CO
filed 2001-01-30
CIK 1031093

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               ___________

                                FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 2000
                                     OR
            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

                    Commission file number: 000-27667

                       Metalline Mining Company
            (Exact name of registrant as specified in its charter)

                   Nevada	                 91-1766677
        (State or other jurisdiction  	(IRS Employer Identification No.)
            of incorporation)
                          1330 E. Margaret Ave.
                         Coeur d' Alene, ID 83815
                (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 2, 2001 was $10,895,988. The number of shares of common stock outstanding at such date was 9,740,595 shares. An additional 996,500 were deemed outstanding at such date pursuant to presently exercisable warrants.

                 METALLINE MINING COMPANY ANNUAL REPORT
                   ON FORM 10-K FOR THE FISCAL YEAR
                      ENDED OCTOBER 31, 2000

	TABLE OF CONTENTS	                                                  Page
SAFE HARBOR STATEMENT	                                               (ii)
PART I
	Item 1:	Description of Business	                                     1

	Item 2:	Risk Factors	                                                7

	Item 3:	Description of Properties                                  	11

	Item 4:	Legal Proceedings                                          	12

	Item 5:	Indemnification of Directors and Officers                  	12

	Item 6:	Submission of Matters to a Vote of Security Holders        	12
PART II
	Item 7:	Market for Registrant's Common Equity and
		        Related Stockholder Matters	                               13

	Item 8:	Recent Sale of Unregistered Securities	                     13

	Item 9:	Selected Financial Data	                                    16

	Item 10:	Description of Securities                                 	17

	Item 11:	Management's Discussion and Analysis of
	         	Financial Condition and Plan of Operations	               18

	Item 12:	Financial Statements and Supplementary Data	               20

	Item 13:	Changes in and Disagreements with Accountants
	         	on Accounting and Financial Disclosure	                   21
PART III
	Item 14:	Directors and Executive Officers of the Registrant	        21

	Item 15:	Executive Compensation	                                    22

	Item 16:	Security Ownership of Certain Beneficial Owners
		         and Management	                                           25

	Item 17:	Certain Relationships and Related Transactions	            25
PART IV
	Item 18:	Exhibits, Financial Statement Schedules, and
		         Reports on Form 8-K	                                      28

Index to Financials	                                                 29

Signatures		                                                    F/S - 15
                                (i)

                        SAFE HARBOR STATEMENT

	This report contains both historical and prospective statements concerning the
Company and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compen-
sation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results.

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

Background

	Metalline Mining Company is a development stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining.

Current Operations

	Metalline currently owns one mining property located in Mexico known as the Sierra Mojada Property. Metalline conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V.

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

	The Sierra Mojada Property is comprised of eight concessions totaling 7,060 hectares (17,446 acres). The concessions were acquired by purchase agreements from the titled owners. The Company controls 100% of the concessions. Minera Metalin has purchased title to the Sierra Mojada, Mojada 3, Esmeralda, Unification Mineros Nortenos, Vulcano and Fortuna concessions. Payments due in 2001 to complete the purchase of the La Blanca is 460,000 and the Esmeralda I is $46,154 (U.S. Dollars).

A summary of the concessions is as follows:

Concession	          Title No.	         Hectares
Sierra Mojada	         198513	           4767.3154
Mojada 3	              199246	           1689.2173
Esmeralda 	            188765	            117.5025
Esmeralda 1	           187776	             97.6839
Unification
Mineros Nortenos	      169343	            336.7905
La Blanca	             188326           	  33.5044
Fortuna	               160461	             13.9582
Vulcano	                83507	              4.4904
		                                       ---------
	    Total	                              7060.4626
		                                       =========
</table

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

	The lead manto produced 3 to 3.5 million tonnes with another 1.5 million tonnes of similar ore coming from other ore bodies to the west and to the southwest.

	Mineros Nortenos has mined about 600,000 tonnes of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead and silver, copper, zinc and lead sulfide at grades of 1 to 4 kilogram silver per tonne, 1 to 5% copper, 10 to 30% zinc and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average 33.5% zinc.

	The Sierra Mojada Property has produced in excess of 10 million tonnes of high-grade ore that graded in excess of 20% lead, 20% zinc, 1% copper and 1 kg
(31 ounces) silver per tonne that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5 kilometer by 2 kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.

	The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and grades for low cost production.

	Based upon the foregoing, Metalline is of the opinion that the magnitude of the Sierra Mojada mineral system and its exploration potential is capable of providing new reserves for many more years of mining. However, there is no assurance as to the quantity or quality of the undeveloped reserves.

Geology

	The Sierra Mojada District is located on the southern margin of the Sabinas Basin, a large rift basin in northeastern Mexico, which formed during Late Jurassic and Cretaceous tectonic extension.

	Beginning in Latest Jurassic the Sabinas basin began to form with the basin being dropped down to the north relative to the Coahuila Peninsula that was being uplifted to the south. The Sierra Mojada fault is, possibly, one of the faults that contributed to the rift basin forming process, which occurred over a time span in excess of 80 million years. During basin formation the Sierra Mojada fault, if present, would have been a normal fault due to crustal extension. The most recent motion on the Sierra Mojada fault is post mineral and reverse. The reverse motion most likely occurred as a result of Late
Cretaceous Laramide tectonic compression about 60 million years ago.

Stratigraphy

	Upper Jurassic and Lower Cretaceous marine carbonate, sandstone and shale, the La Casita and Menchaca Formations, are overlain by Lower Cretaceous red beds, the San Marcos Formation, composed of conglomerate, sandstone, siltstone, shale, tuff and mineralized carbonate sediments. The San Marcos is overlain by a marine carbonate sequence of Early and Middle Cretaceous age, the Cupido, La
Pena, Aurora and Georgetown Formations.

Mineralization

	Sierra Mojada has two mineral systems separated by the east west trending
Sierra Mojada Fault. North of the fault the mineralization is chemical sedimentary disseminated to massive silver, copper, zinc and lead sulfide deposited in the Menchaca Formation. South of the fault the mineralization is deposited in the La Pena and Aurora Formations and consists of oxide zinc and lead mantos and solution cavern filling, karst and interformational breccia

	These two mineral systems have been brought into proximity to each other by post mineral reverse motion on the Sierra Mojada Fault that faults the San
Marcos and Menchaca Formations against Aurora. The San Marcos and Menchaca
Formations are 25 million years older than the Aurora Formation.

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

	Mineralization has been episodically deposited in certain beds, resulting in a vertical repetition of mineralized beds and ore bodies in the Menchaca
Formation and in the Aurora Formation. This Intermittent or episodic deposition of mineralization has occurred over at least the 25 million years represented by these two formations and it is possible that this process was ongoing during deposition of the other units above the basement rocks. The thickness and character of the rock units below the existing workings is unknown and will have to be determined by drilling. With the evidence of the repetitive nature of the mineralization the potential for additional discovery at depth is high.

Exploration and Development.

	The Company has spent the last 4 years collecting historic data on the district, geologic mapping and sampling of the surface and the underground mines and has completed a reverse circulation drilling program consisting of 24 holes and a total of 6630 meters of drilling. During 2000 the North Limited drilled 26 reverse circulation holes totaling 6,618 meters.

The drilling and channel sampling are the first step in developing ore reserves at Sierra Mojada. Metalline's drilling consisted of fifteen holes drilled on a grid of about 30 meters by 60 meters on the Encantada North zone, north of the Sierra Mojada fault, to evaluate the silver, copper, zinc and lead mineralization. Nine holes were drilled in the San Salvador, Encantada and Fronteriza mines to test the oxide zinc mineral system south of the Sierra
Mojada fault. These holes were spaced at about 100 to 200 meter intervals over a 1500 meter extent in the three mines. North's holes were all drilled to test the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza mines. Three step out holes extent the mineralization 2 kilometers to the west of the San Salvador mine. Three step out holes to the south did not encounter mineralization.

	The results confirm and expand the mineralization of the Encantada North and the oxide zinc mantos. Multiple intersections of ore grade mineralization over thick intervals were obtained, with some intersects of exceptional grade and thickness. The results of the drill program have been released in news releases dating from February 1999 through November 2000 and are available from Metalline.

	Exploration and evaluation of the mineral systems of the district and the Metalline's total land position to define the limits of the known mineralization and for discovery of new mineralization will continue and accelerate.

	The oxide zinc system in the San Salvador, Encantada and Fronteriza mines and the Encantada North silver, copper, zinc, lead zone will move to development stage for drilling, sampling and defining of an ore reserve. This will involve surface and underground drilling and channel sampling, drifting and raising in sufficient detail to determine the tonnage and grade of an ore reserve and perform a feasibility study, including metallurgical studies, to determine if the reserves are commercially viable.

	Costs of these programs at this time have not been estimated, but will be estimated as each stage of the exploration and development programs are planned and budgeted.

Joint Venture Agreement

	In October, 1999 Minera Metalin signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major international mining company. The agreement allows North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study (which shall be of a standard acceptable to international banks as enabling them to lend funds to the project) over a "Earn In Period" of not more than 5 years.

	In August, 2000 Rio Tinto Ltd. Purchased North Ltd. For their iron ore holding and have subsequently terminated the agreement with Minera Metalin.
Metalline has shown the project to a number of major mining companies who are interested in a Joint Venture. Metalline is currently in negotiations with these companies for a Joint Venture on Sierra Mojada.

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

ITEM 2. RISK FACTORS

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

	15. INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES.
The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

	16. COMPETITION. The Company believes that it will have competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

	17. PUBLIC MARKET FOR SECURITIES. At present, the Company's common stock is traded under the symbol MMGG on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This market is a thinly traded market and lacks the liquidity of other public markets with which some investors may have more experience.

	18. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

	19. NO DIVIDENDS ANTICIPATED. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common
Stock should refrain from the purchase of the securities being offered hereby.
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

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	No matters were submitted to a vote of the Company's stockholders during the year ended October 31, 2000.

PART II

ITEM 7.	MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

	The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "MMGG." The Company's shares began trading November 19, 1996. Summary trading by quarter for 2000, 1999, and 1998 are as follows:

Fiscal Quarter			              High Bid<F1>            Low Bid<F1>
2000
	Fourth Quarter		                4 1/4		                1 3/4
	Third Quarter		                 4 3/8		                3 1/4
Second Quarter		                 4			                   2 1/8
	First Quarter		                 3 1/8		                2

1999
	Fourth Quarter	                	4 3/8	                	2 3/16
	Third Quarter		                 4 3/8		                1 1/2
	Second Quarter		                2 1/16		                 3/4
	First Quarter		                 1 3/32		                 7/16

1998
	Fourth Quarter		                1 1/8		                  3/8
	Third Quarter		                 1 1/2		                  7/8
	Second Quarter		                1 9/16		               1 1/8
	First Quarter	                 	2 1/8		                1 1/4

<F1>	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	As of October 31, 2000, the Company has 120 holders of record of its Common Stock.

	The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

	The Company has 9,740,595 shares of Common Stock issued and outstanding as of October 31, 2000. Of the 9,740,595 shares of the Company's Common Stock outstanding, 3,840,245 shares are freely tradeable and 5,900,350 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

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

	In 1997 and 1998, the Company issued warrants to eight persons. Each warrant entitles the holder to acquire one share of common stock at exercise prices ranging from $0.35 to $2.25. A total of 1,046,500 warrants were issued and 996,500 are currently outstanding; 50,000 of the warrants have been exercised. The warrants were issued pursuant to Section 4(2) of the Act.

	Between August 14, 1998 and November 23, 1998, the Company sold 565,000 shares of common stock to eight persons/entities in consideration of $565,000. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

	Between March 8, 1999 and June 11, 1999, the Company sold 662,500 shares of common stock to eight persons/entities in consideration of $662,500. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

	In July and November 1999, options for 1,200,000 shares of common stock were exercised as a price of $0.90 per share, pursuant to Section 4(2) of the Act.

	In August, 2000, the Company sold 1,440,500 shares for common stock at a price of $2.77 per share. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

	During the year ended October 31, 2000 the company issued 120,000 shares for services rendered and 15,000 shares for equipment. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 9. SELECTED FINANCIAL DATA.

	The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 11 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data for the three years ended October 31, 2000 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Williams & Webster P.S., Spokane, Washington.

	The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

Selected Financial Data

                                	2000	           1999        	1998
	                                -----	          -----	       -----
Summary of Balance Sheets:

Working capital	                 $1,090,094	     $194,731	     $282,066
Current assets                   	1,111,886      	248,997      	342,631
Total assets                     	5,540,059    	1,422,506    	1,209,950
Current liabilities                 	21,792       	54,266	       60,565
Long-term obligation	                     0	            0	            0
Total liabilities	                   21,792       	54,266       	60,565
Stockholder's equity             	5,518,267	    1,368,240    	1,149,385

Summary of Statements
 of Operations:

Revenues	                                 0	            0	            0
Net loss <F1>	                     (882,208)	  (1,423,045)	    (906,036)
Net loss per share	                   (0.10)	       (0.22)	       (0.17)
--------

<F1> Cumulative losses for period from inception (Nov. 8, 1993) through October
31, 2000 were $4,340,450.

ITEM 10.	DESCRIPTION OF SECURITIES.

Common Stock

	The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October 31, 2000, 9,740,595 shares are issued and outstanding of which 3,840,245 are freely tradable.

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

Warrants

	Currently, the Company has outstanding warrants to acquire up to 996,500 shares of common stock at exercise prices ranging from $0.35 to $2.25 per share. Each warrant permits the holder thereof to acquire one share of common stock. The warrant expiration periods range from November 1, 2000 to September 15, 2005.

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

Results of Operations - Inception (August 20, 1993) through October 31, 2000.

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

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
At October 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	The financial statements of the Company for the years ended October 31, 2000, 1999, and 1998 included elsewhere in this report have been audited by Williams & Webster, P.S., Spokane, Washington. An index to such financial statements appears at Page 17 of this report.

ITEM 13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	There have been no disagreements on accounting and financial disclosures through the date of this Registration Statement.

PART III

ITEM 14.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

	The officers and directors of the Company are as follows:

Name	                  Age	     Position

Merlin Bingham	        67	      President and Chairman of the Board of Directors

Daniel Gorski	         63	      Vice President of Operations and a member
		                               of the Board of Directors

Jim Czirr	             46	      Member of the Board of Directors and Consultant

Wayne Schoonmaker	     63	      Secretary & Treasurer

	All directors hold office until the next annual meeting of shareholders which is tentatively scheduled for March, 2001, or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

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

Wayne Schoonmaker - Secretary & Treasurer

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

Summary Compensation.

	The following table sets forth the compensation paid by the Company from January 1, 1996 through December 31, 2000, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

	SUMMARY COMPENSATION TABLE

                                                                     Long-Term Compensation
                                        		Annual Compensation	     Awards	Payouts  Securities
Names				                                 Other	   Under	      Restricted         		Other
Executive				                             Annual	  Options/	   Shares or	          	Annual
Officer and				                           Compen-	 SARs	       Restricted	  LTIP	   Compen-
Principal	     Year	   Salary	   Bonus	   sation	  Granted	    Share	       Payouts	sation
Position      	Ended	  (US$)	    (US$)	   (US$)	   (#)	        Units(US$)  	(US$)	  (US$)

Merlin         2000	  72,000	       0	      0        0           0           0         0
 Bingham       1999	  72,000	       0	      0	       0	          0	          0	        0
 President	    1998	  72,000	       0	      0	       0	          0	          0	        0
 	             1997	  33,000	       0	      0	       0	          0	          0	        0
              	1996	  21,000	       0	      0	       0	          0	          0	        0

Daniel	        2000	  72,000	       0	      0	       0	          0	          0 	       0
 Gorski	       1999	  72,000	       0	      0	       0	          0	          0	        0
 Vice	         1998	  78,000       	0      	0       	0          	0          	0	        0
 President	    1997	  54,000	       0	      0	       0	          0	          0	        0
 	             1996	  42,000	       0	      0	       0	          0	          0	        0

Jim           	2000	       0	       0	 35,745	       0	          0	          0	        0
 Czirr        	1999       	0        0	 36,000	       0	          0	          0	        0
 Director	     1998	       0	       0	 36,000	 100,000	          0	          0	        0
              	1997	       0	       0	      0	       0	          0	          0	        0
              	1996       	0       	0      	0       	0          	0          	0	        0

Wayne         	2000  	18,000       	0      	0       	0          	0          	0	        0
 Schoonmaker  	1999  	18,000	       0	      0	       0	          0          	0	        0
 Secretary/	   1998	   7,500	       0	      0	       0	          0	          0	        0
 Treasurer	    1997       	0       	0      	0	       0	          0	          0	        0
              	1996	       0	       0      	0       	0          	0          	0    	    0

	There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                            		Number of
		                            Securities
	               Number of	    Underlying
	               Securities	   Options/SARs
	               Underlying	   Granted	      Exercise	    Number of
	               Options	      During Last 	 or Base	     Options	    Expiration
Name	           SARs Granted	 12 Months[1]	 Price($/Sh)	 Exercised  	Date
------	         ------------	 ------------	 -----------	 ---------	  --------
James
Czirr	           100,000	      -0-             $0.75	        -0-	       11/01/04


James
Czirr	          	100,000 		    -0-          		 $1.00 	       -0-        09/15/05

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


Name	                Number of		                                     Number of
of owner	            Shares	      Position	                          Shares
--------             ---------   	--------------------              	--------

Merlin Bingham	      935,000	     President, CEO and Chairman	       9.60%
		                                of the Board of Directors

Daniel Gorski	       766,600	     Vice President of Operations	      7.87%
	                                	and member of the
		                                Board of Directors

Jim Czirr	           490,100	     Member of the Board of	            5.03%
		                                Directors

Wayne Schoonmaker	         0	     Secretary & Treasurer             	0.00%

All officers and	  2,191,700		                                      22.50%
directors as a
group (4 persons)

Britannia Holdings	3,190,500		                                      32.75%
King's House
The Grange
St. Peter Port
Guernsey
Channel Islands

ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

3.1 Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No.000-27667) and incorporated by reference herein.

3.2 Bylaws of registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

3.3 Articles of Amendment to the Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

4.1 Specimen stock certificate of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

10.1 Master agreement between the registrant and USMX, Inc. relating to development and exploration of certain mineral properties. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

10.2 Royal Silver letter regarding Joint Venture Agreement between Royal Silver, Minera Metalin S.A. de C.V. and its registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

10.3 Consulting Agreement dated December 1, 1997 between the registrant and James Czirr. Filed as Exhibit 99.1 on the registrant's Form 10-SB and incorporated by reference herein.

10.4 Consulting addendum dated August 24, 1998 between the registrant and James Czirr. Filed as Exhibit 99.2 on the registrant's Form 10-SB and incorporated by reference herein.


REPORTS ON FORM 8-K. NONE.

[The balance of this page has been intentionally left blank.]

                        METALLINE MINING COMPANY

                     INDEX TO FINANCIAL STATEMENTS

                                                                      	PAGE

Report of Independent Certified
	Public Accountants                                                   	F/S-1

Financial Statements:

	Balance Sheets as of October 31, 2000
	and October 31, 1999	                                                 F/S-2

	Statements of Loss for the Years Ended
	October 31, 2000, 1999, 1998, and for
	the period from inception (November 8, 1993)
	to October 31, 2000	                                                  F/S-3

	Statements of Changes in Stockholder's Equity
	for the period from inception (November 8, 1993)
	to October 31, 2000	                                                  F/S-4

	Statements of Cash Flow for the Years Ended
	October 31, 2000, 1999, 1998, and for the
	period from inception (November 8, 1993) to
	October 31, 2000                                                     	F/S-9

	Notes to Financial Statements	                                        F/S-10

	Summary of Accounting Policies	                                       F/S-10

	Signatures	                                                           F/S-16


[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

IDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Metalline Mining Company (an exploration stage company) as of October 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and from November 8, 1993 (inception) through October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended and forthr period from November 8, 1993 (inception) to October 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 4, 2000
                                      F/S-1

                         METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                             BALANCE SHEETS

	                                                    October 31,	  	October 31,
	                                                    2000	          1999
ASSETS

 CURRENT ASSETS
   Cash	                                              $ 550,557	      $ 240,662
   Accounts receivable	                                 547,237              	-
   Prepaid expenses                                      	3,228          	3,127
	  Employee advances	                                    10,864          	5,208
	                                                    ----------	       ---------
   Total Current Assets	                              1,111,886	        248,997

 MINERAL PROPERTIES	                                  4,348,785      	1,103,671
	                                                     ----------     	---------
 PROPERTY AND EQUIPMENT
   Office equipment	                                     81,499	         71,119
	  Plant, property, and equipment	                       86,047	         61,047
   Less: Accumulated depreciation	                      (88,158)       	(62,328)
	                                                     ----------        	---------
   Total Property and Equipment	                         79,388         	69,838
	                                                     ----------       	---------
TOTAL ASSETS                                       	$ 5,540,059    	$ 1,422,506
	                                                     =========       	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable	                                    $ 5,625       	$ 16,766
   Accrued liabilities	                                  16,167	         37,500
	                                                    	---------         	---------
   Total Current Liabilities                            	21,792         	54,266
	                                                     ---------         	---------
 COMMITMENTS AND CONTINGENCIES	                               -	              -
                                                     	---------         	---------
 STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value;
  50,000,000 shares authorized,
  9,740,595 shares issued and
  7,215,095 shares issued and
  outstanding, at October 31,
  2000 and 1999 respectively	                             97,407        	72,152
 Additional paid-in capital	                           9,217,330     	3,977,350
 	Stock options and warrants	                            543,980       	776,980
 Deficit accumulated during
  development stage	                                  (4,340,450)   	(3,458,242)
	                                                     ----------     	---------
 Total Stockholders' Equity                           	1,368,240     	1,149,385
	                                                     ----------	     ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY	                                $5,518,267    	$1,368,240
	                                                     ==========	     =========
The accompanying notes are an integral part of these financial statements.

                               F/S-2

                         METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                         STATEMENTS OF OPERATIONS

                                        		For the Years	            From Inception
		                                        Ended October 31,	        (November 8, 1993)
	                                      2000           	1999	        to October 31,2000
	                                   -------	        -------	       ------------------
REVENUES
	                                    	$   -	         $    -	         $    -
	                                     -------	       -------	        ----------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries	                            224,616	       235,048	          656,394
 Office	                               88,880	        31,155	          177,657
 Taxes and fees	                       50,244	             -           	50,485
 Dues and subscriptions	                2,316	             -	            2,316
 Professional services	               371,379	       133,094        	1,889,685
 Property expenses	                    49,215	       735,326        	1,072,829
 Depreciation                         	25,830        	24,839           	88,188
 Marketing and research	               78,459        	50,783	          129,242
	Financing Costs	                           -	       216,000	          276,000
		                                  ---------	      --------	       ----------
 Total Expenses                      	890,939     	1,426,245        	4,342,796
	                                   ---------      	--------       	----------
LOSS FROM
 OPERATIONS                    	    $(890,939)    (1,423,045)      	(4,342,796)
	                                  ===========    	==========    	============
OTHER INCOME (EXPENSES)
 Miscellaneous income	                     20	             -	               20
 Interest income	                       8,711	         3,214	           11,925
 Interest expense	                          -           	(14)          	(9,599)
                                      	------	         -----	          -------
  Total Other Income	                   8,731	         3,200	            2,346
	                                       =====         	=====	           ======
LOSS BEFORE INCOME TAXES            	(882,208)    (1,423,045)      	(4,340,450)

INCOME TAXES	                               -	             -                	-
                                      	------	         -----	           ------
NET LOSS	                           $(882,208)	  $(1,423,045)	     $(4,340,450)
	                                   =========	      =========	       =========

BASIC AND DILUTED
 LOSS PER
 COMMON SHARE	                      $ (0.10)	       $ (0.22)	         $ (1.41)
	                                  =========	      =========	      ===========
BASIC AND DILUTED
	WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING 	               8,573,927	      6,615,203	       3,078,304
                                  	==========     	==========	    ============
The accompanying notes are an integral part of these financial statements.

                                  F/S-3

                        	METALLINE MINING COMPANY
	                      (An Exploration Stage Company)
	                     STATEMENTS OF STOCKHOLDERS' EQUITY

 							                                                                       	Accumulated
	 		                    Common Stock               		  Stock    	 Stock 	       Deficit
	                      	-----------------	 Additional	 Sub-	      Options	      During Ex-
		                      Number of		        Paid-in	    scriptions	and	          ploration
                      		Shares	    Amount	 Capital    	Receivable	Warrants	     Stage	         Total
	                      	--------	  ------	  -------	   ----------	--------      	--------	     ------
Common stock issuance
	prior to inception
	(no value)	              960,800	 $ 9,608	  $(9,608)	  $    -	      $     -	    $     -	      $     -

1:5 reverse common
 stock split	            (768,640)	 (7,686)	   7,686 	       -	            -	          -	            -

Loss for the year ended
	October 31, 1994	              -	       -	        -	        -	            -	      (8,831)	       (8,831)
                        		-------	  -------	  ------- 	-------	     -------	-      ------        	-------
Balances at
	October 31, 1994	        192,160   	1,922    	(1,922)	      -	           -	        (8,831)	       (8,831)

3:1 common stock	split    384,320    3,843    	(3,843)      	-           	-	              -	            -

Loss for the year ended
	October 31, 1995	               -      	-         	-       	-           	-         	(7,861)	       (7,761)
		                          -------	-------	-------	-------	-------	-------	-------
Balance at
	October 31, 1995	        576,480 	$ 5,765	   $(5,765)	  $   -	       $   -	       $(16,592)	     $(16,592)
	                         	-------	 -------	 -------	-------	-------	-------	-------
Issuance of common stock
 as follows:
- for cash at an average
of $0.11 per share	     1,363,859	  13,639    	133,150	      -	          -	                -	      146,809

- for services at
   $0.10 per share	       140,000   	1,400	     12,600      	-         	-	                 -	       14,000

- for computer equipment
	 at $0.01 per share      	150,000  	1,500     	13,500	      -	         -	                  -	      15,000

- for mineral property
  at $0.01 per share      	900,000  	9,000	          -	      -	         -          	        -	       9,000

Loss for the year ended
	October 31, 1996	               -	      -	          -	      -	         -	           (40,670) 	     (40,670)
                          		-------	  -------	-------	-------	-------	-------	-------
Balances at
	October 31, 1996	        3,132,339	$31,324	  $153,485	  $   -	      $   -	           $(57,262)	    $127,547
	                            	-------	-------	-------	-------	-------	-------	-------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

                                       F/S-4

                         	METALLINE MINING COMPANY
                       	(An Exploration Stage Company)
	                      STATEMENTS OF STOCKHOLDERS' EQUITY
	                               (continued)

							                                                                      	 Accumulated
			                      Common Stock         		        Stock	      Stock 	    Deficit
		                       -----------------	 Additional 	Sub-	       Options   	During Ex-
		                       Number of		        Paid-in    	scriptions 	and	       ploration
	                       	Shares	    Amount	 Capital	    Receivable	 Warrants	  Stage	       Total
	                       	--------  	------ 	-------	    ----------	  --------	--------	     ------
Balance brought
	Forward	                 3,132,339	$ 31,324	$ 153,485	   $   -       	$   -	   $(57,262)	  $127,547

Issuance of common
 Stock as follows:
	- for cash at an
	  average of $0.61
	  per share	             1,060,400	  10,604   	639,039       	-          	-          	-	     649,643

 - for services at
	  an average of
	  $0.74 per share	         157,500   	1,575	   115,300	       -	          -	          -	     116,875

- for payment of a loan
	 at $0.32 per share	        100,200	  1,002    	30,528	       -	          -	            -	    31,530

Options issued as follows:
-	 300,000 shares at
  $2.25 per share (cash)	         -	       -	     3,000	       -	          -	           -	      3,000

Loss for year ended
 October 31, 1997	               -	         -	       -	       -	           -      	  (582,919)	(582,919)
	                          	-------	  ------- 	-------  	-------	     -------	      -------	     -------
Balances at
	October 31, 1997	        4,450,439  	$44,505 	$941,352  	$   -       	$   -	       $(640,181)	$345,676
		                          -------	  -------	  -------	 -------	      -------	     -------	     -------
Issuance of common stock
   as follows:
- for cash at an average
	 of $1.00 per share	       843,500    	8,435  	832,010      	-           	-            	   -	   840,445

- for cash and receivables
	 at $1.00 per share	       555,000	     5,550  	519,450	( 300,000)	      -	                  -	 225,000

- for services at an
	 average of $0.53
  per share	                 41,800	       418	    21,882	     -	         -	                 -	  22,300

- for mine data base at
	 $1.63 per share	          200,000	     2,000	   323,000     	-        	-          	      -    	325,000

Options included or
	granted as follows:
- 1,200,000 options at
  $0.10 per share (cash)	          -	        -	   120,000	     -	         -	               -	    120,000

- for financing fees	            -	          -	        -	      -	      60,000 	              -	   60,000

- for consulting fees	           -	         -	        -	      -	       117,000	            -	    117,000

Loss for year ended
 October 31, 1998	              -	          -        	-      	-             	-	      (906,036) 	  (906,036)
		                           -------	   -------	-------	-------	         -------	      -------	     -------
Balance at
	October 31, 1998	         6,090,739	   $60,908	$2,757,694	$(300,000)	 $177,000	   $(1,546,217)	  $(1149385)
	                           	-------	   -------	-------	     -------	  -------	     -------	       -------
-------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.

                                     F/S-5

                       METALLINE MINING COMPANY
                    (An Exploration Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)

                                                                       			Accumulated
		                 	Common Stock		                  Stock	     Stock      Deficit
	                  	----------------- 	Additional	  Sub-	      Options	   During Ex-
		                  Number of		        Paid-in	     scriptions	and	       ploration
		                  Shares	    Amount	 Capital	     Receivable	Warrants	  Stage	      Total
                  		--------	  ------	 -------	     ----------	--------	  --------	   ------
Balance brought
	forward	          6,090,739  	$60,908	$2,757,694	  $(300,000)	 $177,000	 $(1,546,217)	$1149385

Prior period adjust-
 ment for valuation of
 warrants issued for
 services	                 -	        -	         -	          -	   488,980	    (488,980)	     -
	                    	-------   	-----	     ------	     ------	   ------      	--------	-----
Balance October 31,
 1998 restated	    6,090,739	  60,908	  2,757,694	   (300,000)  	665,980	  (2,035,197)	  1,149,385

Issuance of common stock
 as follows:
- for cash at an average
  of $1.04 per share	818,800	  8,188	      842,712	         -	        -	            -	      850,900

- for drilling fees at
  $0.90 per share	    55,556    	556	       49,444	         -	        -	            -	        50,000

Stock options and warrant
 activity as follows:
- exercise of options at
  $0.90 per share	   250,000  	2,500	      267,500	         -	   (45,000)	          -	       225,000

- issuance of options
	 for financing fees	      -	      -	            -	         -    	216,000	           -	       216,000

- expiration of options	   -	      -	       60,000	         -	    (60,000)	         -	              -

Stock subscription received	-	     -	            -	   300,000	          -	            -	     300,000

Loss for year ended
 October 31, 1999	         -	      -	           -	          -	          -	      (1,423,045)	(1423045)
	                    	-------	-------       	-------	-------	      -------	-------	-------
Balance at
	October 31, 1999	  7,215,095	$72,152  	$3,977,350    	$   -    	$288,000   	  $(2,969,262)	 $1,368,240
                     		-------	-------    	-------	-------	       ------   	-------	-------
Exercise of options at
 $0.86 per share	     950,000	  9,500   	1,090,750	         -    	(288,000)	             -	   812,250

Issuance of common stock
 as follows:
- for cash at an average
  of $2.77 per share	1,440,500	 14,405	  3,972,220	        -	           -	              -	    3,986,625

Issuance of common stock
 for services at $1.28
 per share	            120,000  	1,200    	152,160     	(360)         	-	               -	      153,000

Stock subscription received	 -	      -	          -	       360	          -	              -	       360

Issuance of common stock
 for equipment at $1.67
 per share	            15,000	      150	      24850	        -	          -	              -	        25,000

Warrants issued for services	-	       -	           -	      -	      55,000	              -	        55,000

Loss for the year ended
 October 31, 2000	          -	        -	          -	       -	           -	         (882,208)	  (882,208)
	                     	------	    -----	      -----   	-----	       -----	        ------	      ------
Balance,
 October 31, 2000  	9,740,595 	$ 97,407 	$9,217,330  	$   -	     $543,980    	  $(4,340,450)	  $5,518,267
                   		========    	=====	      =====	    ====	       ====	        =====	         =====
-------
The accompanying notes are an integral part of these financial statements.

                                    F/S-6

                         METALLINE MINING COMPANY
                       (An Exploration Stage Company)
                          STATEMENTS OF CASH FLOWS

		                                   For the Years	           From Inception
		                                Ended October 31,         	(November 8, 1993)
                             	2000	            1999	        to October 31,2000
	                          -------	         -------	        ------------------
Cash flows from
operating activities:
Net loss	                 $(882,208)	       $(1,423,045)	      $(4,340,450)
Adjustments to
	reconcile net loss to
 net cash used by
	operating activities:
Depreciation	                25,830	             24,839            	88,158
Payment of services from
 issuance of stock         	153,000             	50,000           	473,175
Payment of financing fees by
	the issuance of stock options	   -	            216,000           	276,000
Payment of expenses with
 issuance of stock               	-	                  -	           326,527
Warrants issued for services	55,000	                  -	           543,980
(Increases) decreases in:
Foreign property tax
 Refund receivable         (547,236)                	-	           (547,236)
Accounts receivable	             -	               2,849	                 -
Prepaid expenses	              (101)	            23,334	            (3,228)
Employee advances	           (5,656)            	(5,208)          	(10,864)
Increases (decreases) in:
Accounts payable	           (11,141)           	(36,662)            	5,625
Accrued liabilities	        (21,334)            	(7,137)           	16,167
		                         --------	            -------	           -------
Net cash used by
	 operating activities 	 (1,233,846)	        (1,155,030)	        (3,172,146)
		                        ---------	          ---------	          ----------
Cash flows from
 investing activities:
Equipment purchases         (10,380)                	-            	(127,544)
Mining property
	acquisitions	           (3,245,114)	         (331,030)         	(4,339,785)
	                         	---------         	---------	           ---------
Net cash used by
	investing activities	   (3,255,494)         	(331,030)         	(4,467,329)
	                         	----------        	----------         	----------
Cash flows from
	financing activities:
Proceeds from sales of
 common stock	           3,986,985	           1,375,900	          7,137,282
Proceeds from sales
	of options               	812,250	                   -	            935,250
Deposits for sale
 of stock	                       -	              37,500	             87,500
Proceeds from
 shareholder loans	              -	                   -	             30,000
		                       ---------	          ----------	         ----------
Net cash provided by
 financing activities:  	4,799,235           	1,413,400          	8,190,032
	                       	---------          	----------         	----------
Net increase (decrease)
	in cash and cash
	equivalents	              309,895             	(72,660)           	550,557
Cash beginning of period	  240,662	             313,322                  	-
		                       ---------	          ----------	          ---------
Cash at end of period    	$550,557            	$240,662	           $550,557
	                       	=========	          ==========          	=========
Supplemental cash
 flow disclosures:
 Income taxes paid         	$   -	                $   -	               $   -
 Interest paid 	            $   -	                $  14	              $9,599
Non-cash financing
 activities:
 Common stock issued
	 for services	          $153,000	              $50,000	             $473,175
 Common stock issued
	 for payment of expenses	  $   -	                $   -	             $326,527
 Common stock issued
	 for equipment	          $25,000	                $   -	              $40,000
 Common stock issued
  for payment of debt       	$   -	               $   -	              $80,000
 Common stock issued for
  financing fees	           $   -             	$216,000	             $276,000
	Warrants issued
  for services	           $55,000                	$   -	             $107,400

The accompanying notes are an integral part of these financial statements.

                                      F/S-7

                           METALLINE MINING COMPANY
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                                October 31, 2000

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

The Company's efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada project located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                                F/S - 8
                          METALLINE MINING COMPANY
                       (An Exploration Stage Company)
                    Notes to the Financial Statements
                               October 31, 2000

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

EXPLORATION STAGE ACTIVITIES
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercial minable reserve, the Company would expect to actively prepare the site for extraction.

SEGMENT REPORTING
The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended October 31, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mineral properties were not engaged in any production activity. The Company had no segments engaged in business activities at October 31, 2000 and, therefore, no segment reporting is required.

FOREIGN OPERATIONS
The accompanying balance sheet includes $4,348,785 of the Company's mineral properties and $632,975 of the Company's cash and receivables in Mexico. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenues and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK
The Company maintains its domestic cash in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of October 31, 2000, the Company exceeded the insured amount by $233,687. The Company also maintains cash at a bank in Mexico. This account, which had a balance of $85,738 at October 31, 2000, is denominated in pesos and is considered uninsured. The Company also has recorded a refund receivable at October 31, 2000 from the overpayment of Mexican property taxes. This receivable, originating from the payment of assessed taxes on the Company's Mexican property concessions, is considered fully collectible.

DERIVATIVE INSTRUMENTS
In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At October 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
                            F/S-9

                        METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                  Notes to the Financial Statements
                        October 31, 2000

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line and accelerated methods over the expected useful lives of the assets of five years.

IMPAIRED ASSET POLICY
In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at October 31, 2000.

MINERAL PROPERTIES
Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

REVENUE RECOGNITION POLICY
Revenues from sales of product will be recognized when the product is shipped.

EXPLORATION COSTS
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2000 were $78,459. The exploration costs expensed during the Company's exploration stage are $129,242.

STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 titled "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has adopted the fair value accounting prescribed by FAS 123.
                                 F/S-10
                        METALLINE MINING COMPANY
                      (An Exploration Stage Company)
                     Notes to the Financial Statements
                             October 31, 2000

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
PROVISION FOR TAXES
At October 31, 2000 the Company had accumulated net operating losses of approximately $4,300,000. No provisions for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $882,208 for the year ended October 31, 2000 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

The Company's management believes that significant and imminent private placements will generate sufficient cash for the Company to continue to operate based on current expense projections.

BASIC AND DILUTED LOSS PER SHARE
Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the length of time that they were outstanding.

Outstanding options and warrants representing 996,500 and 1,891,500 shares for the periods ended October 31,2 000 and October 31, 1999, respectively, have been excluded from the calculation of loss per share as they would be antidilutive.

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

During the period of August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.

Under the terms of the agreements, the Company is obligated to pay the following amounts over the following two years:

			Year ending, October 31, 2000	  $3,355,384
			Year ending, October 31, 2001	  $  103,076

During August 2000, the Company made the final payment for the first year and acquired title to the Unification Mineros Nortenos Concession in the Sierra Mojada Project. With this transaction, the Company has acquired title to all of its concessions at Sierra Mojada.
                                  F/S - 11

                           METALLINE MINING COMPANY
                          An Exploration Stage Company
                      Notes to the Financial Statements
                              October 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS
In connection with a lawsuit against the company and others, Company shareholders individually paid all of the litigation settlement from their personal assets without any cost or obligation to the Company. See Note 8.

The Company receives rent-free office space in Coeur d'Alene from its president. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 5 - COMMON STOCK

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

                                   F/S -12
                          METALLINE MINING COMPANY
                       An Exploration Stage Company
                      Notes to the Financial Statements
                              October 31, 2000
NOTE 5 - COMMON STOCK (continued)
During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for cash, raising $1,375,900. During October 1999, the Company received $37,500 as a deposit toward the purchase of 50,000 shares. This stock was issued in December 1999.

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

In April 2000, 36,000 shares of common stock were issued for consulting services and subscription receivable. The shares were valued at $2.51 per share, resulting in a transaction valued at $90,360. In May 2000, 84,000 shares of common stock were issued for consulting services. The shares were valued at $0.75 per share, resulting in a transaction valued at $63,000. In June 2000, 15,000 shares of common stock were issued for equipment. The shares were valued at $1.66 per share, resulting in a transaction valued at $25,000.

                                F/S - 13
                        METALLINE MINING COMPANY
                       An Exploration Stage Company
                    Notes to the Financial Statements
                            October 31, 2000

NOTE 6 - STOCK OPTIONS

Following is a summary of the stock options during the years ending October 31, 2000 and 1999.

                                                   		 Weighted
		                                                    Average
	                                          Number	    Exercise
	                                          Of Shares 	Price
	                                          ---------	 ---------
Outstanding at 11/1/1998	                  1,200,000	  $ 0.90
Granted                                           	-     	.90
Exercised	                                  (250,000)    	.90
Forfeited                                         	-	     .90
Expired	                                           -	     .90
	                                         ----------	  ------
Outstanding at 10/31/1999	                   950,000	   $0.90
                                          	=========   	=====
Options exercisable at 10/31/1999	           950,000   	$0.90
	                                          =========   	=====

Outstanding at 11/1/1999	                    950,000   	$0.90
Granted                                           	-     	.90
Exercised	                                  (950,000)    	.90
Forfeited	                                         -	     .90
Expired	                                           -	     .90
	                                        -----------   	-----
Outstanding at 10/31/2000	                         -	       -
	                                        ===========	   =====
Options exercisable at 10/31/2000	                 -	       -
                                        	===========   	=====

NOTE 7 - WARRANTS

At October 31, 2000 and 1999, there were outstanding warrants to purchase 996,500 shares of the Company's common stock, at prices ranging from $0.75 to $2.00 per share. The warrants become exercisable in 1999, but have not been exercised, expire at various dates through 2005. The Company has reserved 996,500 shares for the expected exercise of these warrants.

The fair value of each warrant is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 0.3 and expected life is 7 years. Consulting expenses recognized for these warrants were $55,000 and $488,980 for the fiscal years ended 2000 and 1998, respectively.

                                F/S - 14
                      METALLINE MINING COMPANY
                     An Exploration Stage Company
                   Notes to the Financial Statements
                           October 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

At October 31, 1999, the Company was required to make land payments amounting to $3,458,460 over the next two years. Payments were made in August 2000 for completion of the first year commitment leaving a remaining commitment in the amount of $103,076 at October 31, 2000. See Note 3.

During the year ended October 31, 1999, the Company settled a multi-plaintiff lawsuit filed by some of Royal Silver Mines, Inc. shareholders for alleged violations of securities laws. In settlement, certain shareholders of Metalline Mining Company transferred their individually owned shares of Metalline common stock to the Company's stock transfer agent for subsequent distribution to the plaintiffs. No Company-owned assets were distributed in the settlement action.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 9 - JOINT VENTURE AGREEMENT

On October 7, 1999 the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. North Limited is dedicated to natural resource development that produces iron, uranium, base and precious metals and forestry products. At October 31, 2000, North Limited had no vested interest in the Sierra Mojada Project.

[The balance of this page has been intentionally left blank.]

                                  F/S - 15


                     METALLINE MINING COMPANY
                    An Exploration Stage Company
                  Notes to the Financial Statements
                           October 31, 2000


SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						METALLINE MINING COMPANY

	BY:   /s/ Merlin Bingham
	      Merlin Bingham,
      	its President
	Date: January 29, 2001


	By:   /s/ Wayne Schoonmaker
	      Wayne Schoonmaker, its
      	Principal Accounting Officer
	Date: January 29, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:   /s/ Merlin Bingham 	                         By: /s/Jim Czirr
      Merlin Bingham		                                 Jim Czirr
      Director		                                       Director
Date: January 29, 2000		                         Date: January 29, 2000

By:   /s/ Daniel Gorski	                           By: /s/Wayne Schoonmaker
      Daniel Gorski	                                 	Wayne Schoonmaker
      Vice President/Director		                 Secretary/Treasurer,Director
Date: January 29, 2000		                        Date: January 29, 2000

By:  /s/ Mario Ayub Touche
     Mario Ayub Touche
     Director
Date: January 29, 2000
                                       F/S - 16