Form 10-Q
period 2001-01-31
METALLINE MINING CO
filed 2001-03-12
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ___________

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2001
                                     OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

                 METALLINE MINING COMPANY ANNUAL REPORT
                  ON FORM 10-Q FOR THE QUARTERLY PERIOD
                         ENDED JANUARY 31, 2001

     	TABLE OF CONTENTS	                                           Page

PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements	. . . . . . . . . . . . . . . . . . .  1

	Item 2:	Management's Discussion and Analysis of
       		Financial Condition and Results of Operation . . . . . . . 	1

PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings . . . . . . . . . . . . . . . . . . . . .	4

	Item 2:	Changes in Securities	 . . . . . . . . . . . . . . . . . .  5

	Item 3:	Defaults upon Senior Securities	. . . . . . . . . . . . . . 5

	Item 4:	Submission of Matters to a Vote of Security Holders	. . . . 5

	Item 5:	Other Information . . . . . . . . . . . . . . . . . . . . .	5

	Item 6:	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 	5

Index to Financials	 . . . . . . . . . . . . . . . . . . . . . . . . 6

Signatures	 . . . . . . . . . . . . . . . . . . . . . . . . . . 	F/S-13

      [The balance of this page has been intentionally left blank.]
                                    (i)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	The reviewed financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1.

	The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2001.

	For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended
October 31, 2000 incorporated by reference herein.

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

	RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2001.

	Three months ended January 31, 2001 compared to the three months ended January 31, 2000:

During the three months ended January 31, 2001, the Company generated no revenue other than interest income of $2,164. General and administrative expenses increased to $285,477 for the three-month period ended January 31, 2001 as compared to $210,772 for the three-month period ended January 31, 2000. The increase is principally attributed to increased expenses charged to it's Mexican properties. For the three months ended January 31, 2001, the Company experienced a loss of $283,313, or $0.03 per share, compared to a loss of $209,139, or $0.03 per share, during the comparable period in the previous year.

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

	From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana
("Kadex Property"). Since May 1996, the focus of the Company has been the
Sierra Mojada Project in Mexico, and the Company has dropped the Kadex
Property claims.
                               Page 1
	The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the
Company is unable to raise additional capital, it may have to cease operations.
The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling, and drilling to explore for additional mineralization and to develop an ore reserve and compilation of the data into a computer data base for reserve calculation.

	Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2000 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 1999-2000 fiscal year by its sale of 2,525,500 shares at prices ranging between $0.86 and $2.77 per share. The Company had no sales of common stock during the current period.

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

	The Sierra Mojada Property has produced in excess of 10 million tons of high-
grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg
(31 ounces) silver per ton that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5 kilometer by 2 kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.

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

	In October, 1999 Minera Metalin signed a Joint Venture Letter Agreement with
Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of
Melbourne Australia, a major international mining company. The agreement allowed North to Acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibilityi study over an "Earn In Period" of not more than 5 years.
                                  Page 3
	In August, 2000 Rio Tinto Ltd. Purchased North Ltd. For their iron ore holding and have subsequently terminated the agreement with Minera Metalin. Metalline has shown the project to a number of major mining companies who are interested in a Joint Venture. Metalline is currently in negotiations with these companies for a Joint Venture on Sierra Mojada.

	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 ("SFAS No.131"), Disclosures about
Segments of an Enterprise and Related Information, which supersedes SFAS No.14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As the Company operates within one segment, the adoption of SFAS No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position.

	In February 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No.132 (""FAS No.132"), Employer's Disclosures
about Pensions and other Post-retirement Benefits, which standardizes the disclosure requirements for pension and other post-retirement benefits.
The adoption of SFAS No.132 did not materially impact the Company's current disclosures.

 	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.1133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
At January 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 WERE AS FOLLOWS:

During the three-month period ended January 31, 2001, the Company's cash position decreased by $269,358, to $281,199. During the three-month period, the Company used $262,775 in operating activities, which was less than the reported $283,313 net loss due to changes in operating assets and liabilities. The only use of cash other than for operating activities was the purchase of equipment for $6,583.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.
                                     Page 4
ITEM 2. CHANGES IN SECURITIES.

	Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company had no sales or issuances of common stock during the three month period ended January 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

	The registrant has no outstanding senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.
None during the three-month period ended January 31, 2001. In February 2001 a notice of annual meeting and proxy statement were mailed to shareholders of record January 5, 2001 regarding matters to be considered at the annual shareholders meeting scheduled for March 1, 2001. Matters to be considered are
(1) election of directors, (2) consideration and approval of the Company's 2001 Stock Option Plan, (3) consideration and approval of a proposed amendment to the Company's Articles of Incorporation to authorize a class of Preferred Shares.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  None.

REPORTS ON FORM 8-K.	No reports on Form 8-K were filed by the
registrant during the period covered by this report.

[The balance of this page has been intentionally left blank.]
                                 Page 5

                        METALLINE MINING COMPANY

INDEX TO FINANCIAL STATEMENTS                                    	PAGE

Financial Statements:

	Balance Sheets as of January 31, 2001
  	and October 31, 2000	 . . . . . . . . . . . . . . . . . . .   F/S-1

	Statements of Operations for the three month periods
  	ended January 31, 2001 and January 31, 2000, and for
	  the period from inception (November 8, 1993)
	  to January 31, 2001	 . . . . . . . . . . . . . . . . . . . .  F/S-2

	Statements of Changes in Stockholder's Equity
  	for the period from inception (November 8, 1993)
	  to January 31, 2001  . . . . . . . . . . . . . . . . . . . . 	F/S-4

	Statements of Cash Flow for the three month periods
  	ended January 31, 2001 and January 31, 2000
	  period from inception (November 8, 1993) to
	  January 31, 2001  . . . . . . . . . . . . . . . . . . . . .  	F/S-10

	Notes to Financial Statements	 . . . . . . . . . . . . . . . .  F/S-11

	Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  	F/S-14

     [The balance of this page has been intentionally left blank.]

                                Page 6
                     METALLINE MINING COMPANY
                   (An Exploration Stage Company)
                            BALANCE SHEETS

                                     	January 31, 2001   	October 31, 2000
                                     	(Unaudited)
	                                     ----------------	   -----------------
ASSETS

CURRENT ASSETS
	Cash	                                 $ 281,199	          $ 550,557
	Accounts Receivable	                    547,237            	547,237
	Prepaid expenses	                         1,108              	3,228
	Employee advances	                       11,146             	10,864
			                                   ----------	          ---------
  	Total Current Assets	                 840,690	          1,111,886
			                                   ----------          	---------
MINERAL PROPERTIES	                    4,348,785	          4,348,785
	                                     ----------          	---------
PROPERTY AND EQUIPMENT
	Office equipment	                        88,082             	81,499
	Mining equipment and vehicles	           86,047	             86,047
	Less: Accumulated depreciation	         (95,283)	           (88,158)
	                                     ----------	          ---------
  	Total Property and Equipment	          78,846             	79,388
	                                     ----------	          ---------
TOTAL ASSETS	                        $ 5,268,321	        $ 5,540,059
	                                      =========	          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $	15,648	            $ 5,625
	Accrued liabilities                     	17,717             	16,167
	                                      ---------	          ---------
  	Total Current Liabilities	             33,365             	21,792
	                                      ---------          	---------
COMMITMENTS AND CONTINGENCIES	                 -	                  -
	                                      ---------	          ---------
STOCKHOLDERS' EQUITY
	Common stock, $0.01 par value;
  50,000,000 shares	authorized,
  9,740,595 and 9,740,595 shares
  issued and outstanding
  respectively.                          	97,407             	97,407
 Additional paid-in capital 	          9,217,330          	9,217,330
 Stock options and warrants              543,980            	543,980
	Deficit accumulated during
  development stage	                  (4,623,760)	        (4,340,450)
	                                     ----------          	---------
		Total Stockholders' Equity          	5,234,956	          5,518,267
	                                     ----------	          ---------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                $5,268,321	         $5,540,059
	                                     ==========	          =========
See accompanying notes to these financial statements.

                                  F/S-1

                        METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                        STATEMENTS OF OPERATIONS

                                            															Period from
						                      Three Months    Three Months   November 8, 1993
						                      Ended 			  		   Ended         	(Inception)
						           	          January 31,     January 31,   	through
								                    2001			         2000		         Jan. 31, 2001
						     		               (Unaudited)	   	(Unaudited)	   (Unaudited)
						       	              ------------		  -------------	 -------------
REVENUES  							              $      -			     $      -		     $         -
		                             	-------     			--------     		-----------
GENERAL AND ADMINISTRATIVE
EXPENSES
  Salaries					  	               54,000	          54,000           710,394
  Office and Administrative 			  32,049           19,497          	212,022
  Taxes and Fees   		            21,212			            85	        	  71,697
  Professional services					     44,853	       	  98,274         	  27,851
  Property expenses				        	116,448       		  91,304         1,189,277
  Marketing and research					     9,789		         12,402	          139,031
  Financing Costs						               -			             -	         	276,000
		Depreciation          						    7,124	      	    5,573         	  95,312
									                    ----------	     	----------	       ----------
     Total Expenses					        285,477		        210,772         4,628,273
						                       ----------	     	----------	       ----------
OPERATING LOSS					            (285,477)	       (210,772        (4,628,273)
								                   ------------	   	------------	     ------------
OTHER INCOME (EXPENSES)
  Interest income						           2,164      		    1,633	           14,089
  Interest expense		        				      -		              -		          (9,599)

Miscellaneous income			               -                -	               20
                    								-----------		     ----------	      -----------
Total other income (expense)      2,164	     	     1,633	            4,510
								                    -----------		     ----------	      -----------
LOSS BEFORE
INCOME TAXES      	           $(283,313)       $(209,139)      $(4,623,763)
                           				========       		========         	========

                                       F/S-2

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

									                                                 				Period from
						                       Three Months     Three Months    Ended	November 3, 1993
			                   			    Ended            Ended        			(Inception)
								                     January 31,		    January 31,    	through
							                     	2001          			2000	          	January 31, 2001
								                     (Unaudited)		    (Unaudited)	    (Unaudited)
								                     ------------	   	-------------	  -------------
LOSS BEFORE
INCOME TAXES
 (carried forward)		          	$(283,313)		      $(209,139)	     $(4,623,763)
INCOME TAXES				      		               -			              -		               -
	                             ----------		   -------------	    -------------
NET LOSS							                $(283,313)      		$(209,139)     	$(4,623,763)
								                        ========	        	========	       ==========
NET LOSS PER COMMON SHARE
	BASIC AND DILUTED				         $   (0.03)	      	$   (0.03)
								                        ========	        	========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED				          8,573,927		       7,715,095
							                        =========	       	=========
---------------------
See accompanying notes to these financial statement.

                                        F/S-3
                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

								                                                                        Accum-
								                                                                        ulated
			                       Common Stock		                  Stock	      Stock 	   Deficit
	                        	-------------	     Additional	  Sub-	       Options	  During Ex-
                        		Number of 	 	      Paid-in     	scriptions	 and	      ploration
                        		Shares	    Amount	 Capital	     Receivable	 Warrants	 Stage	      Total
		                        --------	  ------	 -------	     ----------	 --------	 --------	   ------
Issuance in August	1993
(prior to inception)
 common	stock without
 value	                    960,800	  $ 9,608	  $(9,608)	     $    -	   $     - 	   $     - 	  $     -

Reverse stock split
	of 5:1, reducing common
 stock to	192,160 shares	 (768,640)	  (7,686)	   7,686	           -	         -	          -	         -

Net loss for the year
 ending October 31, 1994	        -	        -	        -	           -	         - 	    (8,831)	    (8,831)
                         		-------	  -------	  -------	     -------	   -------	    -------	     -------
Balances at
October 31, 1994	          192,160	    1,922	   (1,922)	          -	         -	     (8,831)	    (8,831)

Stock split 3:1, in-
	creasing common	stock
 to 576,480 shares	        384,320    	3,843	   (3,843)	          -	         -	          -	         -

Net loss for the	year
 ending October 31, 1995	        -	        -	        -	           -	         -	     (7,861)	    (7,761)
                         		-------	  -------	  -------	     -------	   -------	     -------	    -------
Balance at
October 31, 1995	          576,480	  $ 5,765	  $(5,765)	      $   -	     $   -	   $(16,592)	  $(16,592)
		                         -------	  -------	  -------     	-------   	-------	     -------	    -------
-------------------------------------
Table continued on next page.
See accompanying notes to thes financial statements.

                                            F/S-4

                              	METALLINE MINING COMPANY
	                           (An Exploration Stage Company)
	                         STATEMENTS OF STOCKHOLDERS' EQUITY
	                                     (continued)

							                                                                     	  Accumulated
			                        Common Stock		                  Stock	     Stock 	  Deficit
          		               -------------	      Additional	 Sub-	      Options  During Ex-
                         		Number of		         Paid-in	    scriptions	and    	 ploration
                         		Shares	    Amount	  Capital	    Receivable	Warrants	Stage	      Total
		                         --------	  --------	-------	    ----------	--------	--------	   ------
Balance brought
Forward	                    576,480	  $ 5,765	  $(5,765)	    $   -	    $   -	   $(16,592)	  $(16,592)

Issuance in November 1995
 of	shares for cash at
 $0.01 per share	            45,000	      450	        -	         -	        -	          -	          -

Issuance in November 1995
 of	shares for cash at
 $1.00 per share	            15,859	      159	   15,700	         -	        -	          -	     15,859

Issuance in June 1996 of
	shares for cash at $0.10
 per share	               1,305,000	   13,050	  117,450	         -	        -	          -	    130,500

Issuance in June 1996 of
	shares at $0.01 per share
 in exchange	for assignment
 of mineral property	rights
 valued at $9,000	          900,000	    9,000	        -	         -	        -	          -	      9,000

Issuance in October 1996 of
	shares for CAD computer
 equipment	at $0.10 per
 share	                     150,000	    1,500	   13,500	         -	        -	          -	     15,000

Issuance in October 1996 of
 shares	for services at
 $0.10 per share	           140,000	    1,400   	12,600	         -	        -	          -	     14,000

Net loss for the year ending
	October 31, 1996	                -	        -	        -	         -	        -	     (40,670)	  (40,670)
                          		-------	  -------	  -------	   -------	  -------	      -------	   -------
Balances at
	October 31, 1996	        3,132,339	  $31,324	 $153,485	     $   -	    $   -	    $(57,262)	 $127,547
                          		-------	  -------	  -------	   -------	  -------	      -------	   -------
--------------------------------------
Table continued on next page.
See accompanying notes to these financial statements.

                                          F/S-5
	                             METALLINE MINING COMPANY
	                          (An Exploration Stage Company)
	                         STATEMENTS OF STOCKHOLDERS' EQUITY
	                                    (continued)

								                                                                          Accumulated
			                        Common Stock		                    Stock     	Stock  	  Deficit
                          	----------------	   Additional	   Sub-	      Options	  During Ex-
                         		Number of	         	Paid-in	      scriptions	and	      ploration
		                         Shares	    Amount  	Capital	      Receivable	Warrants	 Stage	      Total
	                         	--------	  ------- 	-------      	----------	--------	 --------	   ------
Balance brought Forward	   3,132,339	 $ 31,324	 $ 153,485	     $   -	     $   -	    $(57,262)	  $127,547

Issuance in February 1997
 of shares	for services at
 $0.30 and $0.35 per share	  133,800	    1,338	    44,245	         -	         -	           -	          -

Issuance in March and April
 of	shares for cash at $0.35
 per share	                  250,000	    2,500	    85,000	         -	         -	           -	     87,500

Issuance in May and June
 1997 of	shares for cash
 at $0.35 per share	         181,600	    1,816	    61,744	         -	         -	           -	     63,560

Issuance in May and June
 1997 of	shares for services
 at $0.35 per share	          62,500	      625	    21,250	         -	         -	           -	     21,875

Issuance in August 1997 of
 shares for	payment of loan
 at $0.315 per share	        100,200    	1,002    	30,528	         -	         -	           -	     31,530

Issuance in August 1997 of
	shares for cash at $0.90
 per share	                  420,000	    4,200	   373,800	         -	         -	           -	    378,000

Issuance in August 1997 of
 shares for	services at
 $1.00 per share	             95,000	      950	    94,050	         -	         -	           -	     95,000

Issuance in October 1997 of
	shares for cash at $1.00
 per share	                   75,000      	750	    74,250	         -	         -	           -	     75,000

Issuance of option (for
 300,000	shares at $2.25
 per share) for cash	              -	        -	     3,000	         -	         -	           -	      3,000

Net loss for year ending
 October 31, 1997	                 -	        -	         -	         -	         -	     (582,919)  (582,919)
                           		-------	  -------	   -------	   -------	   -------	      -------	   -------
Balances at
 October 31, 1997	         4,450,439  	$44,505	  $941,352	     $   -	     $   -	    $(640,181)	 $345,676
------------------       -----------	  -------	   -------	   -------	    -------	    -------	    -------
Table continued on next page.
See accompanying notes to these financial statements.

                                       F/S-6

                             	METALLINE MINING COMPANY
	                          (An Exploration Stage Company)
                        	STATEMENTS OF STOCKHOLDERS' EQUITY
	                                   (continued)

								                                                                        Accumulated
			                        Common Stock	                  	Stock	     Stock 	   Deficit
	                         	-------------------	Additional	 Sub-	      Options	  During Ex-
		                         Number of		         Paid-in	    scriptions	and	      ploration
		                         Shares	    Amount	  Capital	    Receivable	Warrants	 Stage	       Total
		                         --------	----------	-------	    ----------	--------	 --------	    ------
Balance brought forward 	  4,450,439	  $44,505	  $941,352	   $   -	     $   -	   $(640,181)	  $345,676

Issuance in November and
 December	1997 of shares
 for cash at $1.00/share	    403,500	   $4,035  	$399,465	       -	         -	           - 	   403,500

Issuance of options (for
 1,200,000	shares at
 $0.90 per share) for cash	        -	        -	   120,000	       -	         -	           -	    120,000

Issuance of options for
 financing fees	                   -	        -	         -	       -	    60,000	           -	     60,000

Issuance of warrants for
 consulting fees	                  -	        -	         -	       -	   117,000	           -	    117,000

Issuance in November and
	December 1997 of shares
 for services	at $0.35 and
 $1.00 per share	             41,800	      418    	21,882	       -	         -	           -	     22,300

Issuance in February 1998
 of shares for	mine data
 base at $1.625 per share	   200,000    	2,000   	323,000       	-         	-	           -	    325,000

Issuance in February and
 March 1998	of shares for
 cash at $1.00 and $0.87
	per share	                  345,000	    3,450	   338,495	       -	         -	           -	    341,945

Issuance in June and July
 1998 of shares	for cash at
 $1.00 per share	             95,000	      950	    94,050	       -	         -	           -	     95,000

Issuance in September and
 October	1998 of shares for
 cash and	receivables at
 $1.00 per share	            555,000	    5,550	   519,450 	(300,000)	       -	           -	    225,000

Net loss for year ending
	October 31, 1998	                 -	        -	         -	        -	        -	    (906,036)	  (906,036)
                           		-------  	-------	   -------  	-------	  -------	     -------	    -------
Balance at
October 31, 1998          	6,090,739	  $60,908 $2,757,694	$(300,000)	$177,000	 $(1,546,217) $1,149,385
--------------- -----	       -------	  -------	   -------	  -------	  -------	   -------	     -------
Table continued on next page.
See accompanying notes to these financial statements.

                                         F/S-7
	                             METALLINE MINING COMPANY
                          	(An Exploration Stage Company)
	                        STATEMENTS OF STOCKHOLDERS' EQUITY
	                                    (continued)

								                                                                          Accumulated
			                         Common Stock		                   Stock	     Stock 	   Deficit
		                          -------------	       Additional 	Sub-	      Options	  During Ex-
                          		Number of		          Paid-in	    scriptions	and     	 ploration
		                          Shares	    Amount	   Capital	    Receivable	Warrants	 Stage	        Total
                          		--------	 ----------	-------	    ----------	--------	 -------- 	    ------
Balance brought forward    	6,090,739	 $60,908	  $2,757,694	  $(300,000)	 $177,000	 $(1,546,217)	$1,149,385

Prior period adjustment for
 Valuation of warrants
 issued for Services                -        -            -           -    488,980     (488,980)          -
                               ------     -----      ------       -----    -------     --------     -------
Balance October 31,
 1998 restated              6,090,739    60,908   2,757,694    (300,000)   665,980     (665,980)  1,149,385

Stock subscription received	        -	        -	          -	    300,000	         -	           -	    300,000

Expiration of stock options	        -	        -	     60,000	          -	   (60,000)	          -	          -

Issuance of stock options for
	financing fees	                    -	        -	          -	          -	   216,000	           -	    216,000

Exercise of stock warrants
	at $0.90 per share	          250,000	    2,500	    267,500	          -	   (45,000)	          -	    225,000

Issuance in November 1998 and
	March - August, 1999 shares
	for cash at $1.00 per share	 776,000	    7,760	    768,240	          -	         -	           -	    776,000

Issuance in August 1999 of
	shares for drilling fees at
	$0.90 per share	              55,556	      556     	49,444          	-       	  -	            - 	   50,000

Issuance in August 1999 shares
	for cash at $1.75 per share  	42,800	      428     	74,472	          -	         -	            -	    74,900

Net loss for year ending
	October 31, 1999	                  -	        -	          -	          -	         -	   (1,423,045)	(1,423,045)
                            		-------  	-------	    -------	    -------	   -------	    -------	    -------
Balance at
October 31, 1999	           7,215,095	  $72,152	 $3,977,350	      $   -	  $776,980	  $(3,458,242)	$1,368,240
                            		-------  	-------	    -------    	-------	   -------	    -------	     -------
Table continued on next page.
See accompanying notes to these financial statements.         F/S - 8

                                 METALLINE MINING COMPANY
                              (An Exploration Stage Company)
                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (continued)

								                                                                                Accumulated
			                          Common Stock		                    Stock	        Stock 	    Deficit
		                           --------------	       Additional	 Sub-	         Options	   During Ex-
                           		Number of		           Paid-in	    scriptions	   and	       ploration
                           		Shares	      Amount	  Capital	    Receivable	   Warrants	  Stage  	        Total
		                           --------  	----------	-------	    ----------	   --------	  ------          ------
Balance brought forward	    7,215,095	    $72,152	  $3,977,350	     $   -	    $288,000	    $(2,969,262)	 $1,368,240
		                            -------	    -------     	-------   	-------	     -------	     -------	      -------
Issuance in November 1999
 shares for cash at $0.855
 per share	                   950,000	      9,500	     802,750	         -	           -	              -	     812,250

Issuance of common stock for
 cash at average of $2.77
 per share                  1,440,500      14,405    3,952,220          -            -               -    3,986,625

Issuance in common stock for
  Services at $1.28/share    	120,000	      1,200     	152,160	      (360)	          -	              -	     153,000

Stock subscription received         -           -            -       	360            -             360

Issuance of common stock for
  Equipment at $1.67/share	    15,000	        150	      24,850		        -	           -	         25,000

Warrants issued for services        -           -            -          -  	    55,000	             	-       55,000

Loss for the year ended
 October 31, 2000	                  - 	         -	           -	         -	           -	       (463,786)	   (463,786)
                         		----------	  ---------	 -----------	    ------	  ---------	      ----------- 	   --------
Balance at
October 31, 2000	           9,740,595	   $ 97,407	  $9,217,330	   $     -	  $ 543,980	      $(4,340,450) $ 5,518,267
     	                  	------------ -----------	 ------------	  -------	   ----------	      ------------ ------------
Loss for the three months
 ended January 31, 2001
 (unaudited)                        -            -            -         -           -          (283,313)    (238,313)
                             --------       ------     --------   -------   ---------       ------------    ---------
Balance at January 31,2001  9,740,595    $ 97,407   $9,217,330    $     -   $ 543,980       $(4,623,760)  $5,234,956
                        	------------ ------------ ------------     ------	  --------       -----------     ---------
See accompanying notes to these financial statements

			                                    F/S - 9
                            ETALLINE MINING COMPANY
                         (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS

									                                                       			Period from
								                                Three Months Ended		       November 8, 1993
                  							        ------------------------------   	(Inception)
						                         	 January 31,		       January 31,	  through
							                          2001			             2000		        January 31, 2001
							                          (Unaudited)	       	(Unaudited)	  (Unaudited)
					                            ---------------	    ----------	   ---------------
Cash flows from operating
activities:
Net loss	                            $(283,313)	       $(209,139)   	$(4,623,760)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
	 Depreciation	                          7,124	            5,573         	95,282
	 Stock given in exchange
   for services	                             -	                -	        473,175
	 Stock and options for
   operating expenses	                       -	                -	        602,527

Changes in operating assets
 and liabilities:
 (Increase) decrease in refunds
  receivable	                                -	                 -	      (747,237)
	(Increase) decrease in prepaid
  expenses	                              2,120	            (2,406)	       (1,108)
	(Increase) decrease in employee
  advances	                               (282)	                -	       (11,146)
	Increase (decrease) in accounts
  payable	                              10,026	             3,738	        15,649
	Increase (decrease) in accrued
  liabilities	                           1,550            	(4,104)       	17,717
                                        ------             ------        --------
Net cash used by operating
 activities                          	(262,775)         	(213,815)   	(3,434,921)
                                       -------             ------         -------
Cash flows from investing activities:
	Purchase of property and equipment    	(6,583)	                -	      (134,127)
	Acquisition of mineral properties	          -	           (67,869) 	  (4,339,785)
                                        ------              -----      ---------
Net cash used by investing activities  	(6,583)	          (67,869)	   (4,473,912)
                                        ------            --------     ----------
Cash flows from financing activities:
	Proceeds from sales of common stock	        -	            849,750    	7,137,282
	Proceeds from sales of options             	-	                  -      	935,250
	Deposits for sale of stock	                 -	            (37,500)	      87,500
	Proceeds from shareholders' loans	          -	                  -	       30,000
                                        ------             -------      ---------
Net cash provided by financing
 activities:	                                -	            812,250    	8,190,032
                                        ------             -------     ---------
Net increase (decrease) in cash 	     (269,358)	           530,566	      281,199
Cash beginning of period	              550,557	            240,662	            -
                                       -------             -------      ---------
Cash at end of period	                $281,199	           $771,228	     $281,199
                                       ------                -----        -------
Supplemental cash flow disclosures:
	Income taxes paid in cash            $     -            $       -       $ 9,599
	Interest paid in cash                $     -            $       -       $     -

Non-cash financing activities:
 Common stock issued for services     $     -            $      	-      $473,175
 Common stock issued for expenses	    $     -	           $       -	     $326,527
 Common stock issued for equipment	   $     -	           $       -	     $ 40,000
 Common stock issued for payment
  of debt	                            $     -	           $       -	     $ 80,000
 Common stock options issued for
  services	                           $     -	           $       -	     $107,400
 Common stock options issued for
  financing fees	                     $     -           	$       -	     $276,000
See accountant's review report and accompanying notes.

                                       F/S-10
                           METALLINE MINING COMPANY
                         An Exploration Stage Company
                      Notes to the Financial Statements
                               January 31, 2001

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

METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
January 31, 2001

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

PROVISIONS FOR TAXES
At January 31, 2001 and October 31, 2000, the Company had accumulated net operating losses of approximately $4,624,000 and $4,340,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

FINANCIAL ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at January 31, 2001 and October 31, 2000.

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

METALLINE MINING COMPANY
An Exploration Stage Company
Notes to the Financial Statements
January 31, 2001

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

SIERRA MOJADA EXPLORATION CONCESSIONS
During the period of August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.

Under the terms of the agreements, the remaining amount the Company is obligated to pay is $103,076 during the year ending October 31, 2001. With the payment of $3,355,384 in the year ending October 31, 2000, the Company acquired title to the Unification Mineros Nortenos Concession in the Sierra Mojada Project and acquired title to all of its concessions at Sierra Mojada.
                                  F/S-13
                       METALLINE MINING COMPANY
                      An Exploration Stage Company
                    Notes to the Financial Statements
                            January 31, 2001

SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						METALLINE MINING COMPANY


	BY:  	/s/ Merlin Bingham
      	Merlin Bingham,
	      its President
 Date: March 13, 2001


	By:  	/s/ Wayne L. Schoonmaker
	      Wayne Schoonmaker, its
	      Principal Accounting Officer
	Date: March 13, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: 	 /s/ Merlin Bingham                     		By: 	/s/ James Czirr
      Merlin Bingham	                               James Czirr
      Director		                                    Director
Date: March 13, 2001	                         Date: March 13, 2001


By:  	/s/ Daniel Garski		                      By: 	/s/ Wayne L. Schoonmaker
      Daniel Gorski		                               Wayne Schoonmaker
      Vice President/Director		                     Secretary/Treasurer
Date: March 13, 2001		                        Date: March 13, 2001

                              F/S - 14