Form 10-Q
period 2001-04-30
METALLINE MINING CO
filed 2001-06-14
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   ___________

                                   FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended April 30, 2001
                                        OR
              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________

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

                METALLINE MINING COMPANY QUARTERLY REPORT
                  ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED APRIL 30, 2001

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

	The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2001.

	For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 incorporated by reference herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

	RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2001.

	Six months ended April 30, 2001 compared to the six months ended April 30, 2000:

During the six months ended April 30, 2001, the Company realized other income of $17,210 as the initial proceeds from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. General and administrative expenses increased to $1,496,718 for the six-month period ended April 30, 2001 as compared to $332,951 for the six-month period ended April 30, 2000. The increase is due to the issuance of options for services and charged to expense. For the six months ended April 30, 2001, the Company experienced a loss of $1,475,255, or $0.15 per share, compared to a loss of $463,786, or $0.06 per share, during the comparable period in the previous year.

	LIQUIDITY AND CAPITAL RESOURCES.

	Metalline Mining Company (the "Company") is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining. The Company has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

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

	Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2000 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 1999-2000 fiscal year by its sale of 2,525,500 shares at prices ranging between $0.86 and $2.77 per share. During the current period, the Company has realized $15,210 from the sale of 41,000 shares and has received a refund of $490,500 for Mexican taxes previously paid.

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

	In September of 1891 the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late
1920's was the peak of productivity of the district. The main lead manto was nearly mined out by 1905, the same year that the discovery of the first silver-copper ore body was made.
Additional discoveries of silver, silver-copper, and silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931 additional lead manto silver-lead ore was discovered and mined to the southwest for some 1,400 meters under the Sierra Mojada range. This manto was eventually mined for more than 2 kilometers.
			Page 2

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

	In October, 1999 Minera Metalin signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major international mining company. The agreement allowed North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study over a "Earn In
Period" of not more than 5 years.

	In August, 2000 Rio Tinto Ltd. purchased North Limited for its iron ore holding and has subsequently terminated the agreement with Minera Metalin. Metalline has shown the project to a number of major mining companies who are interest in a Joint Venture. Metalline is currently in negotiations with these companies for a Joint Venture on Sierra Mojada.

	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No.
131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
As the Company operates within one segment, the adoption of SFAS
No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position.

	In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("FAS No. 132"), Employer's Disclosures about Pensions and other Post-retirement Benefits, which standardizes the disclosure requirements for pension and other post-retirement benefits. The adoption of SFAS No. 132 did not materially impact the Company's current disclosures.

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At April 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2001 WERE AS
FOLLOWS:

During the six-month period ended April 30, 2001, the Company's cash position decreased by $100,127, to $450,430. During the six-month period, the Company used $97,254 in operating activities, which was less than the reported $603,898 net loss due to changes in operating assets and liabilities and the receipt of a refund of Mexican taxes paid of $490,500. In addition, the Company realized $15,210 from the sale of Company stock. The only use of cash other than for operating activities was the purchase of property for $13,083.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.

	Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 41,000 shares of its common stock for an average price of $0.37 per share in the three month period ended April 30, 2001 as a result of options exercised. The Company also recognized an expense for services in the amount of $43,260 for the above referred options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

	The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	In February 2001 a notice of annual meeting and proxy statement were mailed to shareholders of record January 5, 2001 regarding matters to be considered at the annual shareholders meeting scheduled for March 1, 2001. Matters considered were (1) election of directors, (2) consideration and approval of the Company's 2001 Stock Option Plan, (3) consideration and approval of a proposed amendment to the Company's Articles of Incorporation to authorize a class of Preferred Shares, (4) election of outside auditor.

ITEM 5. OTHER INFORMATION.

	None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

	Exhibit 27.0	Financial Data Schedule.

REPORTS ON FORM 8-K.	No reports on Form 8-K were filed by the
registrant during the period covered by this report.

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY

INDEX TO FINANCIAL STATEMENTS                              PAGE
Financial Statements:

	Balance Sheets as of April 30, 2001
	and October 31, 2000	. . . . . . . . . . . . . .  F/S-1

	Statements of Operations for the three and six-month
      periods ended April 30, 2001 and April 30, 2000, and
      for the period from inception (November 8, 1993)
	to April 30, 2001	. . . . . . . . . . . . . . . .  . F/S-2

	Statements of Changes in Stockholder's Equity
	for the period from inception (November 8, 1993)
	to April 30, 2001	. . . . . . . . . . . . . . .  . . F/S-4

	Statements of Cash Flow for the six-month periods
	ended April 30, 2001 and April 30, 2000, and for the
	period from inception (November 8, 1993) to
	April 30, 2001	. . . . . . . . . . . . . . . . .  F/S-10

	Notes to Financial Statements	. . . . . . . . . . .  F/S-11

	Signatures	. . . . . . . . . . . . . . . . . . . .  F/S-12

  [The balance of this page has been intentionally left blank.]

                            METALLINE MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                                BALANCE SHEETS

	                                   April 30,	    October 31,
	                                   2001	          2000
	                                   (Unaudited)
	                                   ------------	    -----------
ASSETS
CURRENT ASSETS
	Cash	                             $ 450,430	    $ 550,557
	Accounts Receivable	              59,288	      547,237
      Prepaid expenses	                     4,060	        3,228
	Employee advances	                    11,146	       10,864
			                      ----------	    ---------
  	Total Current Assets	             524,924	    1,111,886
			                      ----------	    ---------
MINERAL PROPERTIES	                 4,360,285        4,348,785
	                                  ----------	    ---------
PROPERTY AND EQUIPMENT
	Office equipment	                    88,082           81,499
	Mining equipment and vehicles	        86,047           86,047
	Less: Accumulated depreciation	(102,407)	      (88,158)
	                                  ----------        ---------
  	Total Property and Equipment	        71,722	       79,388
	                                  ----------	    ---------
TOTAL ASSETS	                     $ 4,956,931	  $ 5,540,059
	                                   =========	    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 	Accounts payable	                   $ 9,838	     $ 5,625
 	Accrued liabilities	              17,511	      16,167
	                                   ---------	   ---------
  	Total Current Liabilities	        27,349	      21,792
	                                   ---------	   ---------
COMMITMENTS AND CONTINGENCIES	                   -	           -
	                                   ---------	   ---------
STOCKHOLDERS' EQUITY
	Common stock, $0.01 par value;
      50,000,000 shares	authorized,
      9,781,595 and 9,740,595 shares
      issued and outstanding at
      4/30/01 and 10/31/00
      respectively. 	                    97,817	      97,407
 	Additional paid-in capital	     9,286,150	   9,217,330
 	Stock options and warrants	     1,073,920	     543,980
	Deficit accumulated during
      exploration stage	                (5,528,305)	  (4,340,450)
	                                  ----------	   ---------
		Total Stockholders' Equity	4,929,582	   5,518,267
	                                   ----------	   ---------
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	           $4,956,931	  $5,540,059
	                                   ==========	   =========
See accompanying notes to these financial statements.

                           F/S-1


                       METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                        STATEMENTS OF OPERATIONS

         															Period from
						     Three Months Ended		   Six Months Ended		November 8, 1993
						     ------------------	         -----------------------	(Inception)
						 April 30,	   April 30,	   April 30,      April 30    through
						     2001	       2000		       2001	          2000	April 30,
						(Unaudited)	 (Unaudited)	 (Unaudited)    (Unaudited)	(Unaudited)
						------------  ----------	------------     ----------	-------------
REVENUES					$       -	  $      -		$       -		$      -	 $    -
	                             -----------	-----------		------------	---------	------------
GENERAL AND ADMINISTRATIVE
EXPENSES
Salaries					  54,000	     54,000		      108,000       108,000	     764,394
Office and Administrative		  36,599         26,793	             68,650        46,290        248,621
Taxes and fees				  15,196	     40,965	             36,408        41,050	      86,893
Professional services			 686,180        160,582             731,033       188,493      2,620,720
Property expenses			        94,174         13,430             210,622       104,734      1,283,451
Marketing and research			  30,567         31,089              40,356        43,491        169,598
Financing Costs				      -		    -			      -		  -	     276,000
	Depreciation			   7,125          6,092	             14,249        11,665        102,437
						--------	   --------	         ---------- 	---------      ---------
Total Expenses		             923,841        332,951           1,209,318       543,723      5,552,114
				          ----------     ----------	         ----------	---------     ----------
OPERATING LOSS			      (923,841)      (332,951)         (1,209,318)     (543,723)    (5,552,114)
					    ----------	 -----------       ------------    ----------    ------------
OTHER INCOME (EXPENSES)
Interest income				   2,089	      1,576		        4,253	    3,209	      16,178
Interest expense				       -		    -	                  -		  -         (9,599)
Miscellaneous income		        17,210         76,728		       17,210	   76,738             20
						--------   	-----------		   ----------	---------      ----------
	Total other income (expense)	  19,299	     78,304		       21,463        79,937	      23,809
						--------   	-----------		 ------------ 	---------	   ---------

LOSS BEFORE
INCOME TAXES                       $(904,542)     $(254,647)        $(1,187,855)    $(463,786)	 $(5,528,305)
	                              ========       ======== 		========	  =======	   =========
See accompanying notes to these financial statements.				F/S-2

                              METALLINE MINING COMPANY
                           (An Exploration Stage Company)
                               STATEMENTS OF OPERATIONS

         															Period from
						     Three Months Ended		   Six Months Ended		November 8, 1993
						     ------------------	         -----------------------	(Inception)
						 April 30,	   April 30,	   April 30,      April 30    through
						     2001	       2000		       2001	          2000	April 30,
						(Unaudited)	 (Unaudited)	 (Unaudited)    (Unaudited)	(Unaudited)
						------------  ----------	------------     ----------	-------------
LOSS BEFORE
 INCOME TAXES (carried forward)     $(904,542)     $(254,647)       $(1,187,855)    $(463,786)     $(5,528,305)
INCOME TAXES					  -		     -			-		  -			-
						---------	  ----------	--------------	----------	  -------------

NET LOSS				      $(904,542)	   $(254,647)	  $(1,187,855)	$(463,786)	   $(5,528,305)
						========	    ========          ========       ========        ==========

NET LOSS PER COMMON SHARE
           BASIC AND DILUTED      $  (0.09)         $ (0.03)	   $  (0.12)      $  (0.06)	   $  (1.30)
						========	    ========		========	========		=========

WEIGHTED AVERAGE NUMBER
	OF COMMON SHARES
	OUTSTANDING
BASIC AND DILUTED  		    9,774,928        8,221,095          9,757,762     7,943,095	      4,267,355
					      ========	    ========		=========	=========		==========
See accompanying notes to these financial statements.
        					F/S-3

                       METALLINE MINING COMPANY
                   (An Exploration Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             --------------------	Additional	Sub-	      Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Issuance in August
 1993 (prior to inception)
 common stock without value  960,800     $ 9,608     $(9,608)      $    -     $     -    $     -     $     -

Reverse stock split
 of 5:1, reducing common
 stock to 192,160 shares    (768,640)     (7,686)      7,686             -          -           -          -

Net loss for the year
ending October 31, 1994            -           -           -             -          -      (8,831)    (8,831)
                             -------     -------     -------       -------     ------     -------    -------
Balances at October 31,1994  192,160       1,922      (1,922)            -          -      (8,831)    (8,831)

Stock split 3:1, increas-
ing common stock to
576,480 shares               384,320       3,843      (3,843)            -          -           -          -

Net loss for the year
ending October 31, 1995	           -           -           -             -          -       (7,861)   (7,761)
                             -------     -------     -------       -------    -------        -----     -----
Balance at October 31,1995   576,480     $ 5,765     $(5,765)        $   -      $   -     $(16,592) $(16,592)
                             -------     -------     -------       -------    -------       ------    ------
-------------------------------------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                            F/S-4

                              METALLINE MINING COMPANY
                           (An Exploration Stage Company)
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward	        576,480    $ 5,765     $(5,765)      $   -       $   -     $(16,592)    $(16,592)

Issuance in November 1995 of
 shares for cash at $0.01
 per share                       45,000        450           -           -           -            -            -

Issuance in November 1995 of
 shares for cash at $1.00
 per share                       15,859        159      15,700           -           -            -       15,859

Issuance in June 1996 of shares
 for cash at $0.10 per share  1,305,000     13,050     117,450           -           -            -      130,500

Issuance in June 1996 of shares
 at $0.01 per share in exchange
 for assignment of mineral
 property rights valued
 at $9,000                      900,000      9,000           -           -           -            -       9,000

Issuance in October 1996 of
 shares for CAD computer
 equipment at $0.10 per share	  150,000      1,500      13,500           -           -            -      15,000

Issuance in October 1996 of
 shares for services at
 $0.10 per share	              140,000      1,400      12,600           -           -            -      14,000

Net loss for the year ending
 October 31, 1996	                    -          -           -           -           -      (40,670)    (40,670)
                                -------    -------     -------     -------     -------      -------      ------
Balances at	October 31, 1996  3,132,339    $31,324    $153,485       $   -       $   -     $(57,262)   $127,547
                                -------    -------     -------     -------     -------      -------     -------
--------------------------------------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                  F/S-5

	               METALLINE MINING COMPANY
	            (An Exploration Stage Company)
	          STATEMENTS OF STOCKHOLDERS' EQUITY
	                      (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward      3,132,339   $ 31,324   $ 153,485      $   -      $   -     $(57,262)   $127,547

Issuance in February 1997 of
 shares for services at $0.30
 and $0.35 per share	       133,800      1,338      44,245          -          -            -           -

Issuance in March and April of
 shares for cash at
 $0.35 per share	             250,000      2,500      85,000          -          -            -      87,500

Issuance in May and June
 1997 of shares for cash at
 $0.35 per share	             181,600      1,816      61,744          -          -            -      63,560

Issuance in May and June
 1997 of shares for services
 at $0.35 per share             62,500        625      21,250          -          -            -      21,875

Issuance in August 1997 of
 shares for payment of loan
 at $0.315 per share           100,200      1,002      30,528          -          -            -      31,530

Issuance in August 1997 of
 shares for cash at $0.90
 per share	                   420,000      4,200     373,800          -          -            -     378,000

Issuance in August 1997 of
 shares for	services at
 $1.00 per share                95,000        950      94,050          -          -            -      95,000

Issuance in October 1997 of
 shares for cash at $1.00
 per share                      75,000        750      74,250          -          -            -      75,000

Issuance of option(for 300,000
 shares at $2.25 per share)for cash  -          -       3,000          -          -            -       3,000

Net loss for year ending
 October 31, 1997                    -          -           -          -          -     (582,919)   (582,919)
                               -------    -------     -------    -------    -------      -------     -------
Balances at October 31,1997  4,450,439    $44,505    $941,352      $   -      $   -    $(640,181)   $345,676
 -------------------------     -------    -------     -------    -------    -------      -------     -------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                  F/S-6

                        METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                              (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward        4,450,439  $44,505     $941,352    $   -       $   -      $(640,181)   $345,676

Issuance in November and
 December 1997 of shares
 for cash at $1.00/share         403,500   $4,035     $399,465        -           -              -     403,500

Issuance of options (for
 1,200,000 shares at $0.90
 per share) for cash                   -        -      120,000        -           -              -     120,000

Issuance of options
 for financing fees                    -        -            -        -      60,000              -      60,000

Issuance of warrants for
 consulting fees                       -        -            -        -     117,000              -     117,000

Issuance in November and December
 1997 of shares for services at
 $0.35 and $1.00 per share        41,800      418       21,882        -           -              -      22,300

Issuance in February 1998 of shares
 for mine data base at $1.625
 per share                       200,000    2,000      323,000        -           -              -     325,000

Issuance in February and March 1998
 of shares for cash at $1.00 and
 $0.87 per share	               345,000    3,450      338,495        -           -              -     341,945

Issuance in June and July 1998 of
 shares for cash at $1.00/share   95,000      950       94,050        -           -              -      95,000

Issuance in September and October
 1998 of shares for cash and
 receivables at $1.00 per share  555,000    5,550      519,450  (300,000)         -              -     225,000

Net loss for year ending
 October 31, 1998                      -        -            -         -          -       (906,036)   (906,036)
                                 -------  -------      -------   -------    -------        -------     -------
Balance at October 31, 1998    6,090,739  $60,908   $2,757,694 $(300,000)  $177,000    $(1,546,217) $1,149,385
--------------------------       -------  -------      -------   -------    -------        -------     -------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                      F/S-7

                       METALLINE MINING COMPANY
                     (An Exploration Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY
                           (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward        6,090,739   $60,908   $2,757,694  $(300,000)  $177,000  $(1,546,217)  $1,149,385

Prior period adjustment for
 valuation of warrants issued
 for services                          -         -            -          -    488,980     (488,980)           -
                                --------  --------   ----------   --------    -------     --------     --------
Balance, Oct. 31,1998 restated 6,090,739    60,908    2,757,694   (300,000)   665,980   (2,035,197)   1,149,385
Stock subscription received            -         -            -    300,000          -            -      300,000

Expiration of stock options            -         -       60,000          -    (60,000)           -            -

Issuance of stock options for
 financing fees                        -         -            -          -    216,000            -      216,000

Exercise of stock warrants
 at $0.90 per share              250,000     2,500      267,500          -    (45,000)           -      225,000

Issuance in November 1998 and
 March - August, 1999 shares
 for cash at $1.00 per share     776,000     7,760      768,240          -          -            -      776,000

Issuance in August 1999 of
 shares for drilling fees at
 $0.90 per share                  55,556       556       49,444          -          -            -       50,000

Issuance in August 1999 shares
 for cash at $1.75 per share      42,800       428       74,472          -          -            -       74,900

Net loss for year ending
 October 31, 1999                      -         -            -          -          -   (1,423,045)  (1,423,045)
                                 -------   -------      -------    -------    -------      -------      -------
Balance at October 31, 1999	7,215,095	$72,152	$3,977,350	$   -	$776,980	$(3,458,242)	$1,368,240
		-------	-------	-------	-------	-------	-------	-------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                F/S-8

                    METALLINE MINING COMPANY
                  (An Exploration Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY
                          (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward         7,215,095  $72,152   $3,977,350    $   -     $776,980   $(3,458,242) $1,368,240
                                  -------  -------    ---------     -----     -------       -------     -------
Exercise of options for
 cash at $0.86 per share          950,000    9,500    1,090,750        -     (288,000)            -     812,250

Issuance of common stock for cash
 at average of $2.77 per share  1,440,500   14,405    3,972,220        -            -             -   3,986,625

Issuance of common stock for
 services at $1.28 per share      120,000    1,200      152,160     (360)           -             -     153,000

Stock subscription received             -        -            -      360            -             -         360

Issuance of common stock for
 equipment at $1.67 per share      15,000      150       24,850        -            -             -      25,000

Warrants issued for services            -        -            -        -       55,000             -      55,000

Net loss for the year ended
 October 31, 2000                       -        -            -        -            -      (882,208)   (882.208)
                                 --------  -------     --------   ------    ---------       -------     -------
Balance at  October 31, 2000    9,740,595 $ 97,407   $9,217,330    $   -    $ 543,980   $(4,340,450) $5,518,267
                               ----------  -------   ----------    -----       ------     ---------   ---------
-------------------------------
Schedule continued on next page.
See accompanying note to these financial statements.
                          F/S - 9

                  METALLINE MINING COMPANY
                (An Exploration Stage Company)
               STATEMENTS OF STOCKHOLDERS' EQUITY
                       (continued)

                                                                                        Accumulated
                             Common Stock                        Stock       Stock      Deficit
                             ------------------      Additional  Sub-        Options    During Ex-
                             Number of               Paid-in     scriptions  and        ploration
                             Shares      Amount      Capital     Receivable  Warrants   Stage         Total
                             --------    ------      -------     ----------  --------   --------      ------
Balance brought forward         9,7401,595 $ 97,407  $9,217,330      $   -    $543,980 $(4,340,450)  $5,518,267
                                ----------   ------   ---------      -----     -------  ----------    ---------
Stock issued for cash and
 services at $2.07 per share        21,000     210       43,260          -	       -	       -       43,470

Exercise of warrants for cash
 at $0.75 per share                 20,000     200       25,560          -     (10,760)          -       15,000

Options granted for consulting
 services                                -       -            -          -     540,700           -      540,700

Loss for the six months ended
 April 30, 2001                          -       -            -          -           -  (1,187,855)  (1,475,255)
                                 ---------   -----     --------     ------     -------  ----------   ----------
Balance at April 30, 2001
(unaudited)                      9,781,595 $97,817   $9,286,150      $   -  $1,073,920 $(5,528,305)  $4,642,182
                                 ---------  ------    ---------     ------   ---------   ---------    ---------
See accompanying notes to these financial statements.
                                     F/S - 10

                      METALLINE MINING COMPANY
                   (An Exploration Stage Company)
                      STATEMENTS OF CASH FLOWS

                                                                        Period from
                                               Six Months Ended         Nov 8, 1993
							-----------------------       (Inception)
                                          April 30,     April 30,       through
                                          2001          2000            April 30, 2001
                                         (Unaudited)   (Unaudited)      (Unaudited)
                                          ---------     ---------        ---------
                                                                 >c>
Cash flows from operating activities:
Net loss                                   $(1,187,855)   $(463,786)       $(5,528,305)
Adjustments to reconcile net loss to
 cash used by operating activities:
  Depreciation                                  14,249       11,665            102,407
  Stock and options given in exchange
   for services                                583,960       90,000          1,601,115
  Stock and options for operating expenses           -            -            602,527

Changes in operating assets and liabilities:
 (Increase) decrease in refunds receivable     487,949            -           ( 59,288)
 (Increase) decrease in prepaid expenses          (835)        (634)            (4,060)
 (Increase) decrease in employee advances         (282)           -            (11,146)
 Increase (decrease) in accounts payable         4,216        5,565              9,839
 Increase (decrease) in accrued liabilities      1,344      (36,650)            17,511
                                                 -----        -----              -----
Net cash used by operating activities          (97,254)    (393,840)        (3,269,400)
                                                 -----        -----              -----
Cash flows from investing activities:
 Purchase of property and equipment             (6,583)     (10,380)          (134,127)
 Acquisition of mineral properties             (11,500)     (79,234)        (4,351,285)
                                                 -----        -----              -----
Net cash used by investing activities          (18,083)     (89,614)        (4,485,412)
                                                 -----        -----              -----
Cash flows from financing activities:
 Proceeds from sales of common stock            15,210      849,750          7,152,492
 Proceeds from sales of options                      -            -            935,250
 Deposits for sale of stock                          -            -             87,500
 Proceeds from shareholders'loans                    -            -             30,000
                                                 -----        -----              -----
Net cash provided by financing activities:      15,210      849,750          8,205,242
                                                 -----        -----              -----
Net increase (decrease) in cash               (100,127)     366,296            450,430
Cash beginning of period                       550,557      240,662                  -
                                                 -----        -----              -----
Cash at end of period                         $450,430     $606,958           $450,430
                                                 =====        =====              =====
Supplemental cash flow disclosures:
 Income taxes paid in cash                           -            -            $ 9,599
 Interest paid in cash                               -            -                  -

Non-cash financing activities:
Common stock issued for services                     -      $90,000           $473,175
Common stock issued for expenses                     -            -           $326,527
Common stock issued for equipment                    -            -           $ 40,000
Common stock issued for payment of debt              -            -           $ 80,000
Common stock options issued for services      $540,700            -           $648,100
Common stock options issued for financing fees       -            -           $276,000
-----
See accompanying notes to these financial statements.
                                           F/S-11

                          METALLINE MINING COMPANY
                        An Exploration Stage Company
                      Notes to the Financial Statements
                               April 30, 2001

The interim financial statements of Metalline Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented no misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1 - SUBSEQUENT EVENTS

In May 2001 the Company announced the signing of a contract with Fireborn, Inc. of Atlanta, Georgia to supply zinc carbonate ore for use as a mineral supplement to the fertilizer industry. The contract calls for an initial annual production of 10,000 tons with planned increases to 30,000 tons. During the three months ended April 30, 2001 the Company realized initial proceeds of $17,210 under the contract.

NOTE 2 - OPTIONS

During the quarter ended April 30, 2001, the Company issued stock options to various consultants at prices ranging from $1.75 to $2.15 per share. The options, which represent a total of 400,000 shares of stock, have lives of seven to nine years.

The Fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is .4958, and expected life is seven to nine years.
Consulting expenses recognized for these options for the quarter ended April 30, 2001 were $540,700.

[The balance of this page was intentionally left blank.]

F/S - 12

                 METALLINE MINING COMPANY
              An Exploration Stage Company

                    April 30, 2001


SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						METALLINE MINING COMPANY


	BY: /s/ Merlin Bingham
	-----
	Merlin Bingham,
	its President
	Date:  June 14, 2001


	By: /s/ Wayne L. Schoonmaker
	-----
	Wayne Schoonmaker, its
	Principal Accounting Officer
	Date:  June 14, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: 	/s/ Merlin Bingham		By: 	/s/ Jim Czirr
-----		                              -----
Merlin Bingham		                 Jim Czirr
Director		                       Director
Date: June 14, 2001		      Date: June 14, 2001


By: 	/s/ Daniel Gorski		      By: 	/s/ Wayne L. Schoonmaker
-------		                        -------
Daniel Gorski		                  Wayne Schoonmaker
Vice President/Director		            Secretary/Treasurer, Director
Date: June 14, 2001		      Date: June 14, 2001

F/S - 13