Form 10-Q
period 2001-07-31
METALLINE MINING CO
filed 2001-09-14
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              ___________

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended July 31, 2001
                                  OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               METALLINE MINING COMPANY QUARTERLY REPORT
                 ON FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED JULY 31, 2001

                         TABLE OF CONTENTS            Page


PART I - FINANCIAL INFORMATION

 Item 1:    Financial Statements                         1

 Item 2:    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                    1

PART II - OTHER INFORMATION

 Item 1:    Legal Proceedings                            4

 Item 2:    Changes in Securities                        5

 Item 3:    Defaults upon Senior Securities              5

 Item 4:    Submission of Matters to a Vote of
            Security Holders                             5

 Item 5:    Other Information                            5

 Item 6:    Exhibits and Reports on Form 8-K             5

Index to Financials                                      6

Signatures                                          F/S-13

[The balance of this page has been intentionally left blank.]
                                  (i)

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

  The reviewed financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1.

  The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2001.

  For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2001.

  Nine months ended July 31, 2001 compared to the nine months ended
July 31, 2000:

During the nine months ended July 31, 2001, the Company realized other income of $66,033 as the initial proceeds from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. General and administrative expenses increased to $1,965,557 for the nine-month period ended July 31, 2001 as compared to $670,885 for the nine-month period ended July 31, 2000. The increase is primarily due to the issuance of options for services and charged to expense, and to increased expenses of maintaining the property. For the nine months ended July 31, 2001, the Company experienced a loss of $1,893,763, or $0.19 per share, compared to a loss of $589,072, or $0.07 per share, during the comparable period in the previous year.

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

  Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2000 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 1999-2000 fiscal year by its sale of 2,525,500 shares at prices ranging between $0.86 and $2.77 per share. During the current period, the Company has realized $515,390 from the sale of 309,000 shares and has received a refund of $490,500 for Mexican taxes previously paid.

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

  In August, 2000 Rio Tinto Ltd. purchased North Limited for its iron ore holding and has subsequently terminated the agreement with Minera Metalin. Metalline has shown the project to a number of major mining companies who are interested in a Joint Venture. Metalline is currently in negotiations for a Joint Venture on Sierra Mojada.

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

  CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2001 WERE AS FOLLOWS:

During the nine-month period ended July 31, 2001, the Company's cash position increased by $183,793, to $734,350. During the nine-month period, the Company used $313,514 in operating activities, which was less than the reported $1,715,425 net loss, due primarily to the issuance of stock and options for $886,060 in services and charged to expense, and the receipt of a refund of Mexican taxes paid of $490,500. In addition, the Company realized $515,390 from the sale of Company stock. The only use of cash other than for operating activities was the purchase of property for $18,083.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.
                              Page 4
ITEM 2. CHANGES IN SECURITIES.

  Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 268,000 shares of its common stock for an average price of $1.87 per share in the three month period ended July 31, 2001, and issued 6,000 shares for consulting services received for which the Company recognized an expense of $14,700.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  In February 2001 a notice of annual meeting and proxy statement were mailed to shareholders of record January 5, 2001 regarding matters to be considered at the annual shareholders meeting scheduled for March 1, 2001. Matters considered were (1) election of directors, (2) consideration and approval of the Company's 2001 Stock Option Plan,
(3) consideration and approval of a proposed amendment to the Company's Articles of Incorporation to authorize a class of Preferred Shares, (4) election of outside auditors.

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

     [The balance of this page has been intentionally left blank.]
                              Page 5

                            METALLINE MINING COMPANY
                          INDEX TO FINANCIAL STATEMENTS

                                                        PAGE
Financial Statements:

 Balance Sheets as of July 31, 2001
 and October 31, 2000                                F/S-1

 Statements of Operations for the three and nine
 month periods ended July 31, 2001 and July 31,
 2000, and for the period from inception
 (November 8, 1993)to July 31, 2001                  F/S-2

 Statements of Changes in Stockholder's Equity
 for the period from inception (November 8, 1993)
 to July 31, 2001                                    F/S-4

 Statements of Cash Flow for the nine month periods
 ended July 31, 2001 and July 31, 2000, and for the
 period from inception (November 8, 1993) to
 July 31, 2001                                      F/S-10

 Notes to Financial Statements                      F/S-11

 Signatures                                         F/S-12

[The balance of this page has been intentionally left blank.]
                                     Page 6
                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                 July 31, 2001  October 31, 2000
                                     (Unaudited)
                                     -----------     ----------
ASSETS
CURRENT ASSETS
 Cash                                  $ 734,350    $ 550,557
 Accounts Receivable                      59,288      547,237
     Prepaid expenses                      5,437        3,228
 Employee advances                        11,146       10,864
                                      ----------    ---------
    Total Current Assets                 810,221    1,111,886
                                      ----------    ---------
MINERAL PROPERTIES                     4,360,285    4,348,785
PROPERTY AND EQUIPMENT                ----------    ---------
 Office equipment                         88,082       81,499
 Mining equipment and vehicles            86,047       86,047
 Less: Accumulated depreciation        (109,531)     (88,158)
                                      ----------    ---------
    Total Property and Equipment          64,598       79,388
                                      ----------    ---------
TOTAL ASSETS                         $ 5,235,104  $ 5,540,059
                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                     $13,539      $ 5,625
    Accrued liabilities                   14,098       16,167
                                       ---------    ---------
    Total Current Liabilities             27,637       21,792
                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES                  -            -
                                       ---------    ---------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value;
 50,000,000 shares authorized,
 10,055,595 and 9,740,595 shares
 issued and outstanding at7/31/01
 and 10/31/00 respectively.             100,557        97,407
    Additional paid-in capital         9,831,586    9,217,330
    Stock options and warrants         1,509,534      543,980
 Deficit accumulated during
 exploration stage                   (6,234,210)  (4,340,450)
                                      ----------    ---------
    Total Stockholders' Equity         5,207,467    5,518,267
TOTAL LIABILITIES AND                 ----------    ---------
 STOCKHOLDERS' EQUITY                 $5,235,104   $5,540,059
                                      ==========    =========
See accompanying notes to these financial statements.   F/S-1

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Period from
                         Three Months Ended       Nine months Ended    November 8, 1993
                         -------------------      -----------------    (Inception) through
                         July 31,01  July 31,00   July 31,01 July 31,00 July 31, 2001
                         (Unaudited) (Unaudited) (Unaudited)(Unaudited)(Unaudited)
                         ----------     --------  --------- ----------  --------
REVENUES                 $       -      $      -  $       - $      -    $     -
                         ---------      --------    -------  -------   -----                   ----
GENERAL AND ADMINISTRATIVE
  EXPENSES
  Salaries                54,000         54,000    162,000   162,000    818,394
  Office and
   administrative         26,936         24,296     95,586    70,586    275,554
  Taxes and fees           8,989         11,650     45,397    52,700     95,882
  Professional services  290,112         25,325  1,308,545   213,818  3,198,232
  Property expenses       62,183        (21,649)   272,805    83,085  1,345,634
  Marketing and research  19,495         27,708     59,851    71,199    189,093
  Financing Costs              -              -          -         -    276,000
  Depreciation             7,124          5,832     21,373    17,497    109,561
                        --------        -------   --------  --------    -----
  Total Expenses         468,839        127,162  1,965,557   670,885   6,308,353
                         --------        -------  ---------  --------       ----
     -----
OPERATING LOSS           (468,839)      (127,162)(1,965,557) (670,885)(6,308,353)
                         --------       --------  ---------   -------     -----
OTHER INCOME (EXPENSES)
  Interest income         1,508           1,876      5,761     5,085     17,686
  Interest expense            -               -          -         -     (9,599)
  Miscellaneous income    48,823              -     66,033    76,728      66,053
                        --------       --------    -------    ------      ------
  Total other
  income (expense)        50,331          1,876     71,794    81,813       74,140
                        -------        --------    -------    ------      ----------
LOSS BEFORE
  INCOME TAXES            $(418,508)    $(125,286)$(1,893,763)$(589,072) $(6,234,213)
                           ========      ========    ========  ========    =========
See accompanying notes to these financial statements.  F/S-2

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                           Period from
                                Three Months Ended     Nine Months Ended  November 8, 1993
                                ---------------        --------------      (Inception)
                                July 31,  July 31,     July 31,   July 31,  through
                                   2001     2000       2001       2000     July 31, 2001
                              (Unaudited) (Unaudited) (Unaudited)(Unaudited)(Unaudited)
                              ----------  ----------   ---------  ---------  ----------
LOSS BEFORE INCOME TAXES
 (carried forward)            $(418,508)  $(125,286)  $(1,893,763) $(589,072)$(6,234,210)
INCOME TAXES                       -         -              -         -               -
                              ---------   ---------    ----------   --------   ---------
NET LOSS                      $(418,508)  $(125,286)  $(1,893,763) $(589,072)$(6,234,210)
                              ========    ========     ========     ========  ==========
NET LOSS PER COMMON SHARE
     BASIC AND DILUTED          $ (0.04)  $  (0.01)    $ (0.19)     $ (0.07)   $  (1.40)
                              ========  ========       ========  ========     =========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING
     BASIC AND DILUTED        9,854,595   8,320,262  9,773,387     8,248,595   4,448,312
                              ========  ========       ========= =========    ==========
     ---------------------
     See accompanying notes to these financial statements.
                                                  F/S-3
                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Accumulated
                           Common Stock                Stock       Stock     Deficit
                       ------------------  Additional  Sub-        Options   During Ex-
                       Number of           Paid-in     scriptions  and       ploration
                       Shares      Amount  Capital     Receivable  Warrants  Stage        Total
                       --------     ------ -------     ----------  --------   --------     -----
Issuance in August
 1993 (prior to
 inception) common
 stock without value   960,800   $ 9,608   $(9,608)      $    -     $     -    $     -   $     -
Reverse stock split
 of 5:1, reducing
 common stock to
 192,160 shares      (768,640)   (7,686)      7,686           -           -          -         -
Net loss for the year
ending October 31,1994       -         -          -           -           -    (8,831)   (8,831)
                       -------   -------    -------     -------     -------    -------   -------
Balances at
 October 31, 1994      192,160     1,922    (1,922)           -           -    (8,831)   (8,831)
Stock split 3:1, in-
 creasing common stock
 to 576,480 shares     384,320     3,843    (3,843)           -           -         -         -
Net loss for the year
 ending October 31,1995      -         -          -           -           -    (7,861)   (7,761)
                       -------   -------    -------     -------     -------    -------   -------
Balance at
 October 31, 1995      576,480   $ 5,765   $(5,765)       $   -       $   -  $(16,592) $(16,592)
                       -------   -------    -------     -------     -------    -------   -------
-------------------------------------
Schedule continued on next page.
See accompanying notes to these financial statements.   F/S-4

                                                METALLINE MINING COMPANY
                                             (An Exploration Stage Company)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (continued)

                                                                              Accumulated
                           Common Stock                 Stock       Stock     Deficit
                       -------------------  Additional  Sub-        Options   During Ex-
                       Number of            Paid-in     scriptions  and       ploration
                       Shares       Amount  Capital     Receivable  Warrants  Stage       Total
                       --------     ------   -------    ----------  --------  --------    -----
Balance brought forward576,480    $5,765  $(5,765)       $   -      $      $(16,592)   $(16,592)
Issuance in November
 1995 of shares for cash
 at $0.01 per share       45,000       450        -          -          -          -         -
Issuance in November 1995
 of shares for cash at
 $1.00 per share          15,859      159    15,700           -         -           -    15,859
Issuance in June 1996 of
 shares for cash at
 $0.10 per share       1,305,000   13,050   117,450           -          -           -   130,500
Issuance in June 1996 of
 shares at $0.01 per share
 in exchange for assignment
 of mineral property rights
 valued at $9,000        900,000    9,000         -           -          -           -     9,000
Issuance in October 1996
 of shares for CAD computer
 equipment at $0.10
 per share               150,000     1,500   13,500           -          -           -    15,000
Issuance in October 1996
 of shares for services
 at $0.10 per share      140,000     1,400   12,600           -          -           -    14,000
Net loss for the year ending
 October 31, 1996             -        -          -           -          -    (40,670)  (40,670)
                        -------  -------    -------     -------     -------   -------   -------
Balances at
 October 31, 1996     3,132,339  $31,324   $153,485       $   -       $   -  $(57,262)  $127,547
                        -------  -------    -------     -------     -------    -------   -------
--------------------------------------
Schedule continued on next page.
See accompanying notes to these financial statements. F/S-5

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                              Accumulated
                             Common Stock               Stock       Stock     Deficit
                          ---------------   Additional  Sub-        Options   During Ex-
                          Number of         Paid-in     scriptions  and       ploration
                          Shares    Amount  Capital     Receivable  Warrants  Stage        Total
                          --------  ------  -------     ----------  --------  --------     -----
Balance brought forward  3,132,339  $31,324 $ 153,485    $   -      $   -    $(57,262)  $127,547
Issuance in February 1997
 of shares for services at
 $0.30 and $0.35 per share 133,800  1,338      44,245        -          -            -         -
Issuance in March and April
 of shares for cash at
 $0.35 per share         250,000    2,500      85,000        -          -            -    87,500
Issuance in May and June
 1997 of shares for cash
 at $0.35 per share      181,600    1,816      61,744        -          -            -    63,560
Issuance in May and June
 1997 of shares for services
 at $0.35 per share       62,500      625      21,250        -          -            -    21,875
Issuance in August 1997 of
 shares for payment of loan
 at $0.315 per share     100,200    1,002      30,528        -          -            -    31,530
Issuance in August 1997
 of shares for cash
 at $0.90 per share      420,000    4,200     373,800        -          -            -   378,000
Issuance in August 1997
 of shares for services
 at $1.00 per share       95,000      950      94,050        -          -            -    95,000
Issuance in October 1997 of
 shares for cash at
 $1.00 per share         75,000       750      74,250         -            -         -  75,000
Issuance of option (for
 300,000 shares at
 $2.25 per share) for cash    -           -    3,000            -           -         -  3,000
Net loss for year
 ending October 31, 1997      -        -           -        -            -   (582,919) (582,919)
                         -------  -------     -------  -------     -------     -------   -------
Balances at
 October 31, 1997      4,450,439  $44,505    $941,352    $   -        $   -  $(640,181) $345,676
 -----------------       -------  -------     -------  -------      -------    -------   -------
Schedule continued on next page.
See accompanying notes to these financial statements. F/S-6

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                             Accumulated
                            Common Stock               Stock       Stock     Deficit
                         -----------------  Additional Sub-        Options   During Ex-
                         Number of          Paid-in    scriptions  and       ploration
                         Shares     Amount  Capital    Receivable  Warrants  Stage        Total
                         --------   ------  -------    ----------  --------  --------     -----
Balance brought forward 4,450,439 $44,505  $941,352      $   -      $   -   $(640,181)  $345,676
Issuance in November and
 December 1997 of shares
 for cash at $1.00/share 403,500   $4,035  $399,465          -          -            -   403,500
Issuance of options (for
 1,200,000 shares at
 $0.90 per share) for cash     -        -   120,000          -          -            -   120,000
Issuance of options for
 financing fees                -        -         -          -     60,000            -    60,000
Issuance of warrants for
 consulting fees               -        -         -          -    117,000            -   117,000
Issuance in November and
 December 1997 of shares for
 Services at $0.35 and
 $1.00 per share          41,800      418    21,882          -          -            -    22,300
Issuance in February
 1998 of shares for
 mine data base at
 $1.625 per share        200,000    2,000   323,000          -          -            -   325,000
Issuance in February and
 March 1998 of shares for
 cash at $1.00 and $0.87
 per share               345,000    3,450   338,495          -          -            -   341,945
Issuance in June and
 July 1998 of shares for
 cash at $1.00 per share  95,000      950    94,050          -          -            -    95,000
Issuance in September and
 October 1998 of shares for
 cash and receivables at
 $1.00 per share         555,000    5,550   519,450  (300,000)          -            -   225,000
Net loss for year ending
 October 31, 1998              -        -         -          -          -    (906,036) (906,036)
                         -------  -------   -------    -------    -------      -------   -------
Balance at
 October 31, 1998      6,090,739  $60,908$2,757,694 $(300,000)   $177,000 $(1,546,217)$1,149,385
-----------------        -------  -------   -------    -------    -------      -------   -------
Schedule continued on next page.
See accompanying notes to these financial statements.  F/S-7

                                              METALLINE MINING COMPANY
                                           (An Exploration Stage Company)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                             Accumulated
                            Common Stock               Stock       Stock     Deficit
                         ----------------  Additional  Sub-        Options   During Ex-
                         Number of         Paid-in     scriptions  and       ploration
                         Shares     Amount Capital     Receivable  Warrants  Stage       Total
                         --------   -----   -------    ----------  --------  --------     -----
Balance
 brought forward      6,090,739   $60,908 $2,757,694  $(300,000) $177,000 $(1,546,217)$1,149,385
Prior period adjustment
 for valuation of warrants
 issued for services                                              488,980    (488,980)
                       ---------  --------- --------  ----------- ---------  ----------   ------
Balance, Oct. 31,
 1998 restated        6,090,739    60,908  2,757,694   (300,000)   665,980  (2,035,197)1,149,385
Stock subscription
 received                     -         -          -     300,000         -            -  300,000
Expiration of stock options   -         -     60,000           -  (60,000)            -        -
Issuance of stock options for
 financing fees               -         -          -           -   216,000            -  216,000
Exercise of stock warrants
 at $0.90 per share     250,000     2,500    267,500           -  (45,000)            -  225,000
Issuance in November
 1998 and March - August,
 1999 shares for cash
 at $1.00 per share     776,000     7,760    768,240           -         -            -  776,000
Issuance in August 1999 of
 shares for drilling fees
 at $0.90 per share      55,556       556     49,444           -         -            -   50,000
Issuance in August 1999
 shares for cash at
 $1.75 per share         42,800       428     74,472           -         -            -   74,900
Net loss for year ending
 October 31, 1999             -         -          -           -         -  (1,423,045)(1423045)
                        -------   -------    -------     -------   -------      -------  -------
Balance at
 October 31, 1999     7,215,095   $72,152 $3,977,350     $   -  $776,980 $(3,458,242)$1,368,240
                        -------   -------    -------     -------   -------      -------  -------
Schedule continued on next page.
See accompanying notes to these financial statements.           F/S-8

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                             Accumulated
                            Common Stock               Stock       Stock     Deficit
                          ---------------   Additional Sub-        Options   During Ex-
                          Number of         Paid-in    scriptions  and       ploration
                          Shares    Amount  Capital    Receivable  Warrants  Stage       Total
                          --------   -----   -------   ----------  --------  --------    -----
Balance brought
 forward              7,215,095   $72,152 $3,977,350    $   -    $776,980$(3,458,242)$1,368,240
                        -------   -------------------    -------  -------   -------  -------
Exercise of options
 for cash at $0.86
 per share              950,000     9,500  1,090,750        -   (288,000)          -   812,250
Issuance of common stock
 for cash at average of
 $2.77 per share      1,440,500    14,405  3,972,220                                 3,986,625
Issuance of common
 stock for services at
 $1.28 per share        120,000     1,200    152,160       (360)                       153,000
Stock subscription received   -         -          -         360       -            -      360
Issuance of common stock for
 equipment at $1.67
 per share               15,000       150     24,850           -        -           -   25,000
Warrants issued for services                                          55,000            55,000
Net loss for the year ended
 October 31, 2000             -         -          -           -           - (882,208)(882.208)
                     ---------- ---------  ---------      ------   ---------  -------  -------
Balance at
 October 31, 2000     9,740,595  $ 97,407 $9,217,330     $     -  $43,980$(4,340,450)$5,518,267
                     ----------  --------  ---------       -----     -------   -----  -------
-------------------------------
Schedule continued on next page.
See accompanying note to these financial statements.  F/S - 9

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                                                           Accumulated
                            Common Stock               Stock      Stock    Deficit
                          ----------------  Additional Sub-       Options  During Ex-
                          Number of         Paid-in    scriptions and      ploration
                          Shares    Amount  Capital    Receivable Warrants Stage        Total
                          --------  ------  ---------  ---------  -------- --------     -----
Balance brought
 forward              9,740,595  $ 97,407   $9,217,330   $   -   $543,980$(4,340,450)$5,518,267
                       ---------    ------   ----------    ------  ------ ----------   --------
Stock issued for cash
 and services at
 $0.01 per share         39,000       390        43,260        -        -        -       43,650
Exercise of warrants
 for cash at $0.75
 per share               20,000       200        25,560        -    (10,760)      -      15,000
Options granted for
 consulting services     33,296         -             -         -    976,315     -    1,009,611
Stock issued for
 Services at $2.45
 per share                6,000         60       14,640          -       -       -       14,700
Stock issued for cash
 at $2.00 per share     250,000      2,500      497,500          -       -       -      500,000
Loss for the nine
 months ended
 July 31, 2001              -          -          -             -     -  (1,893,763)(1,893,763)
                        -----      -------     -------      ------   ---  ----------  -------
Balance at
 July 31, 2001       10,055,595    $100,557  $9,831,586     $ - $1,509,535$(6,234,213)$5,207,465
                    -----------    --------   ---------     --- ---------  --------   ---------
See accompanying notes to these financial statements.
                                                  F/S - 10

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                           Period from
                                Nine Months Ended          November 8, 1993
                                ----------------------   (Inception)through
                                July 31,2001 July 31,2000  July 31, 2001
                                (Unaudited)  (Unaudited)    (Unaudited)
                                ----------   -----------    -------------
Cash flows from operating activities:
Net loss                      $(1,893,763)     $(589,072)  $(6,234,213)
Adjustments to reconcile net loss to
 cash used by operating activities:
 Depreciation                       21,373       17,497        109,531
 Stock and options given in
  exchange for services          1,067,570       90,000      2,084,726
 Stock and options for
 operating expenses                      -            -        602,527
Changes in operating assets and liabilities:
 (Increase) decrease in
 refunds receivable                487,949            -      ( 59,288)
 (Increase) decrease in
 prepaid expenses                  (2,208)      (2,579)        (5,433)
 (Increase) decrease in
 employee advances                   (282)      (3,911)       (11,146)
 Increase (decrease) in
 accounts payable                    7,915     (30,515)         13,538
 Increase (decrease) in
 accrued liabilities               (2,068)        (698)         14,098
                                    ------      ------          ------
Net cash used by
 operating activities            (313,514)    (517,882)    (3,485,660)
Cash flows from investing activities:
 Purchase of property
 and equipment                     (6,583)     (10,380)      (134,127)
 Acquisition of mineral properties(11,500)    (144,811)    (4,351,285)
                                   ------       -------    ----------
Net cash used by
 investing activities             (18,083)     (89,614)    (4,485,412)
                                    ------      -------     ---------
Table continued on next page.

                            METALLINE MINING COMPANY
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                           Period from
                                Nine Months Ended          November 8, 1993
                                ----------------------   (Inception)through
                                July 31,2001 July 31,2000  July 31, 2001
                                (Unaudited)  (Unaudited)    (Unaudited)
                                ----------   -----------    -------------
                                 ---------     --------     ---------
Cash flows from financing activities:
 Proceeds from sales
 of common stock                   515,390    1,199,485      7,652,672
 Proceeds from sales of options          -            -        935,250
 Deposits for sale of stock              -            -         87,500
 Proceeds from
 shareholders' loans                     -            -         30,000
Net cash provided by               -------     --------      ---------
 financing activities:             515,390    1,199,485      8,705,422
                                   -------    ----------    ----------
Net increase (decrease)
 in cash                         (183,793)      526,412        734,350
Cash beginning of period           550,557     240,662               -
                                   -------      --------        ------
Cash at end of period             $734,350     $767,074       $734,350
                                  ========     =========      ========
Supplemental cash flow disclosures:
 Income taxes paid in cash               -            -        $ 9,599
 Interest paid in cash                   -            -              -

Non-cash financing activities:
Common stock issued for services     14,700     $90,000       $487,875
Common stock issued for expenses          -           -      $ 326,527
Common stock issued for equipment         -           -      $  40,000
Common stock issued for payment of debt   -           -      $  80,000
Common stock options
 issued for services               $828,100            -      $935,500
Common stock options
 issued for financing fees               -            -       $276,000

See accompanying notes to these financial statements.
                                     F/S-11

                       METALLINE MINING COMPANY
                     An Exploration Stage Company
                   Notes to the Financial Statements
                             July 31, 2001

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

NOTE 1

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors.


STOCK OPTION PLAN
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors.
       [The balance of this page was intentionally left blank.]
                               F/S - 12

                       METALLINE MINING COMPANY
                     An Exploration Stage Company
                             July 31, 2001

SIGNATURES

     In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METALLINE MINING COMPANY

                                      BY: /s/ Merlin Bingham
                                          ---------------
                                      Merlin Bingham,
                                      its President
                                      Date:  September 14, 2001


                                      By: /s/ Wayne L. Schoonmaker
                                          -----------------
                                      Wayne Schoonmaker, its
                                      Principal Accounting Officer
                                      Date:  September 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Merlin Bingham                  By:  /s/ Jim Czirr
     ------------------                       ------------
     Merlin Bingham                           Jim Czirr
     Director                                 Director
     Date: September 14, 2001            Date: September 14, 2001

By:  /s/ Daniel Gorski                By:    /s/ Wayne L. Schoonmaker
     -----------------                        ------------------
     Daniel Gorski                            Wayne Schoonmaker
     Vice President/Director                  Secretary/Treasurer
     Date: September 14, 2001            Date: Septemnber 14, 2001

                               F/S - 13