Form 10-K
period 2001-10-31
METALLINE MINING CO
filed 2002-01-29
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               ___________

                                FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended October 31, 2001
                                   OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 11, 2002 was $7,028,093. The number of shares of common stock outstanding at such date was 10,067,595 shares. An additional 1,901,500 were deemed outstanding at such date pursuant to presently exercisable options.


                METALLINE MINING COMPANY ANNUAL REPORT
                  ON FORM 10-K FOR THE FISCAL YEAR
                      ENDED OCTOBER 31, 2001

	TABLE OF CONTENTS	                                              Page
SAFE HARBOR STATEMENT . . . . . . . . . . . . . . . . . . . . . . .   (ii)
PART I
	Item 1:	Description of Business . . . . . . . . . . . . .	1

	Item 2:	Risk Factors . . . . . . . . . . . . . . . . . . .    6

	Item 3:	Description of Properties . . . . . . . . . . . .     8

	Item 4:	Legal Proceedings . . . . . . . . . . . . . . . . .   9

	Item 5:	Indemnification of Directors and Officers	 . . . . .  9

	Item 6:	Submission of Matters to a Vote of
		       Security Holders . . . . . . . . . . . . . . . . 	9
PART II
	Item 7:	Market for Registrant's Common Equity and
		      Related Stockholder Matters . . . . . . . . . . .	9

	Item 8:	Recent Sale of Unregistered Securities . . . . . .	10

	Item 9:	Selected Financial Data . . . . . . . . . . . . . 	12

	Item 10:	Description of Securities . . . . . . . . . . . .	13

	Item 11:	Management's Discussion and Analysis of
		      Financial Condition and Plan of Operations . . . .	14

	Item 12:	Financial Statements and Supplementary Data . . . 	15

	Item 13:	Changes in and Disagreements with Accountants
		      on Accounting and Financial Disclosure . . . . . 	15
PART III
	Item 14:	Directors and Executive Officers
		      of the Registrant . . . . . . . . . . . . . . . .	16

	Item 15:	Executive Compensation . . . . . . . . . . . . . 	17

	Item 16:	Security Ownership of Certain Beneficial Owners
		      and Management . . . . . . . . . . . . . . . . .	18

	Item 17:	Certain Relationships and Related Transactions . .	19
PART IV
	Item 18:	Exhibits, Financial Statement Schedules, and
		      Reports on Form 8-K . . . . . . . . . . . . . . .	21

Index to Financials . . . . . . . . . . . . . . . . . . . . . . . .	22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F/S - 18
                                    (i)


                   METALLINE MINING COMPANY ANNUAL REPORT
                      ON FORM 10-K FOR THE FISCAL YEAR
                          ENDED OCTOBER 31, 2001


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

                                  (ii)


                      METALLINE MINING COMPANY ANNUAL REPORT
                         ON FORM 10-K FOR THE FISCAL YEAR
                              ENDED OCTOBER 31, 2001

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

	The Sierra Mojada Property is comprised of eight concessions totaling 7,060 hectares (17,446 acres). The concessions were acquired by purchase agreements from the titled owners. The Company controls 100% of the concessions and has made all payments necessary to acquire title to all eight concessions.

A summary of the concessions is as follows:

Concession	                    Title No.	       Hectares
----------                      --------         ---------
Sierra Mojada	              198513	      4767.3154
Mojada 3	                    199246    	1689.2173
Esmeralda 	                    188765	       117.5025
Esmeralda 1	                    187776	        97.6839
Unification Mineros Nortenos	  169343	       336.7905
La Blanca	                    188326    	  33.5044
Fortuna                         160461    	  13.9582
Vulcano	                     83507             4.4904
                                                  -------
    Total                                       7060.4626
                                               =========
Location and Access

	The Sierra Mojada Mining District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border some 200 kilometers south of the Big Bend of the Rio
Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.
Page  1
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

	The Sierra Mojada Property has produced in excess of 10 million tonnes of high-grade ore that graded in excess of 20% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per tonne that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than
Page  2

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

Page 3

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

Exploration and Development.

	The Company has spent the last 5 years collecting historic data on the district, geologic mapping and sampling of the surface and the underground mines and has completed a reverse circulation drilling program consisting of 24 holes and a total of 6630 meters of drilling. During 2000 the North Limited drilled 26 reverse circulation holes totaling 6,618 meters.

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

Joint Venture Agreement

	In October, 1999 Minera Metalin signed a Joint Venture Letter Agreement with Minera North S. de R.L. de C.V. a wholly owned subsidiary of North Limited of Melbourne Australia, a major
Page 4

international mining company. The agreement allows North to acquire a 60% participating interest in Sierra Mojada by exploring and completing a feasibility study (which shall be of a standard acceptable to international banks as enabling them to lend funds to the project) over a "Earn In Period" of not more than 5 years.

	In August, 2000 Rio Tinto Ltd purchased North Ltd for their iron ore holding and has subsequently terminated the agreement with Minera Metalin.

	On the 15th of November, 2001 Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Majada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years. The study is to be of sufficient detail and quality to be used to secure debt financing for the development and operation of the project. Minas Penoles is committed to complete US $1,000,000 (one million US Dollars) of Qualified Expenditures on the Property as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalin and 3 from Minas Penoles. In addition, Minas Penoles will purchase Metalline Mining Company shares at a fixed price of US $2.00 per share in the following schedule and manner:

(i).- 50,000 shares upon signing the Agreement, purchased by Minas Penoles, S.A. de C.V. by means of a capital contribution to Metalline. Subsequently, and always following this same mechanism (i.e.- capital contribution to Mealline), if Penoles should elect to continue exploration after twelve months time as of the Effective Date, then
(ii).- Minas Penoles, S.A. de C.V. shall purchase 100,000 additional Metalline shares at US $2.00 per share; (iii).- if Penoles should continue exploration after twenty-four months, Minas Penoles, S.A. de C.V. shall purchase an additional 100,000 Metalline shares at US $2.00 per share.

	It is the parties' intent and understanding that, in order to carry out to completion the Project once the Earn-In has been achieved or at whatever other time the Parties shall agree to in writing, the parties shall form a joint venture vehicle (the "Joint Venture Company") subject to the terms of the Agreement. The terms and conditions of the Joint Venture will be established in separate document(s) as the parties may deem necessary, in which Joint Venture, Minas Penoles, S.A. de C.V. shall have a 60% participation, and Metalin a 40% participation, subject to the terms of the Agreement.

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

Page 5

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

	8. GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONTROLS. The Company's activities are subject to extensive Mexican laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to Mexican safety Page 6 and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

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

	10. UNINSURED RISKS. The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

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

	15. INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to
Page 7
those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

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

ITEM 3. 	DESCRIPTION OF PROPERTIES.

	The Company does not own any real or personal property other than the following eight mining concessions:

Concession			         Title No.		Hectares
-----------			         ----------		--------------
Sierra Mojada	               198513         	4767.3154
Mojada 3	                     199246         	1689.2173
Esmeralda                        188765         	 117.5025
Esmeralda 1	                     187776                 97.6839
Unification Mineros Nortenos	   169343         	 336.7905
La Blanca	                     188326          	  33.5044
Fortuna	                     160461          	  13.9582
Vulcano	                      83507                  4.4904
              	                                    ---------
		Total		                              7060.4626
							      	===========
	The Company's corporate offices are located at 1330 East Margaret Avenue, Coeur d'Alene, Idaho 83815 and its telephone number is (208)
665-2002 and FAX is (208) 665-0041. Minera Metalin has its operations, consisting of offices, residences, shops, and warehouse buildings, located at Calle Mina #1, La Esmeralda, Coahuila, Mexico and its
telephone and FAX number is 52 177 52100.
Page  8

ITEM 4.	LEGAL PROCEEDINGS.

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

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	The annual meeting of the shareholders of Metalline Mining Company was held on March 1, 2001. The following items were presented for a vote of the shareholders, all of which were approved:

1.	Election of three directors.
2.	Authorization of a Qualified Stock Option Plan.
3.	Amendment of the Company's Articles of Incorporation to
       authorize one million shares of Preferred Stock, $0.01 par value per share.
4.	Ratification of the appointment of Williams & Webster,
       Certified Public Accountants, to audit the financial statements of the Company for the year ending October 31, 2001.

PART II

ITEM 7.	MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER
MATTERS.

	The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "MMGG." The Company's shares began trading November 19, 1996. Summary trading by quarter for 2001, 2000, and 1999 are as follows:
Page 9
Fiscal Quarter			High Bid [1]  		Low Bid [1]
---------------         ---------------      --------------
2001
	Fourth Quarter	     2 11/32         1 1/5
	Third Quarter	     2 1/2           1 5/8
	Second Quarter	     2 3/4	         1 5/8
	First Quarter          2 3/4           2

2000
	Fourth Quarter	     4 1/4	         1 3/4
	Third Quarter          4 3/8	         3 1/4
      Second Quarter         4               2 1/8
	First Quarter          3 1/8	         2

1999
	Fourth Quarter         4 3/8	         2 3/16
	Third Quarter          4 3/8	         1 1/2
	Second Quarter         2 1/16            3/4
	First Quarter          1 3/32            7/16

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	As of October 31, 2001, the Company has 120 holders of record of its Common Stock.

	The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

	The Company has 10,067,595 shares of Common Stock issued and outstanding as of October 31, 2001. Of the 10,067,595 shares of the Company's Common Stock outstanding, 4,481,545 shares are freely tradeable and 5,586,050 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

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

	On August 24, 1993, the Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. ("PMM"), for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").
Page 10
	On August 31, 1994, the directors of Cadgie Co. declared a 1:5 reverse stock split of the outstanding Cadgie Co. shares, thus reducing the number of outstanding shares from 960,800 to 192,160 shares.

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

	On June 5, 1997, the Company issued 50,000 shares of Common Stock in consideration of services rendered. The foregoing shares were issued pursuant to Section 4(2) of the Act.
Page 11

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

	During the year ended October 31, 2001 the Company issued 20,000 shares of common stock for the exercise of warrants valued at $10,760 and cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,420 and cash of $570 and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

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

	The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto. [The balance of this page has been intentionally left blank.]
Page 12

Selected Financial Data

	                             2001	       2000	         1999
Summary of Balance Sheets:         ------        ------        ------
Working capital	                $570,389	$1,090,094	  $194,731
Current assets	                 589,762	 1,111,886	   248,997
Total assets	               4,982,003       5,540,059   1,422,506
Current liabilities                 19,373          21,792      54,266
Long-term obligation                     0               0           0
Total liabilities                   19,373          21,792      54,266
Stockholder's equity             4,962,630	 5,518,267	 1,368,240

Summary of Statements of Operations:

Revenues	                             0	         0	         0
Net loss <F1>	              (2,069,390)	  (882,208)	(1,423,045)
Net loss per share	             (0.21)	     (0.10)	     (0.22)
-----------

<F1> Cumulative losses for period from inception (Nov. 8, 1993)
through October 31, 2001 were $6,409,800.

ITEM 10.	DESCRIPTION OF SECURITIES.

Common Stock

	The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October 31, 2001,
10,067,595 shares are issued and outstanding of which 4,481,545 are freely tradable.

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

	Upon liquidation, dissolution, or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the Common Stock. The holders of the Common Stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of Common Stock presently outstanding are fully paid and non-assessable.
Page 13
Dividends

	Holders of the Common Stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore. No dividend has been paid on the Common Stock since inception, and none is contemplated in the foreseeable future.

Options and Warrants

	Currently, the Company has outstanding stock options and warrants to acquire up to 1,901,500 shares of common stock at exercise prices ranging from $0.35 to $5.00 per share. Each option or warrant permits the holder thereof to acquire one share of common stock. The options and warrant expiration periods range from December 6, 2001 to March 1, 2010.

Transfer Agent

	The transfer agent for the Company's Common Stock is Columbia Stock Transfer Co., 421 Coeur d'Alene Avenue, Coeur d'Alene, Idaho 83814.

ITEM 11.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - Inception (August 20, 1993) through October
31, 2001.

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

	From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico and the Company has dropped the Kadex Property claims.

	The Company does not intend to purchase a plant or significant equipment.

	The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

Liquidity and Capital Resources.

	The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization and to develop an ore reserve, and compilation of the data into a computer data base for reserve calculation.

	Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's
2001 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 2000 - 2001 fiscal year by its sale of 327,000 shares at an average price of $1.58 per share. Page 14
	The Company is engaged in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A.
de C.V. ("Minera Metalin").

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At October 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	In September 2000, the FASB issued SFAS No.140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No.140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

	In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1,2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the nonamortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	The financial statements of the Company for the years ended October 31, 2001, 2000, and 1999 included elsewhere in this report have been audited by Williams & Webster, P.S., Spokane, Washington. An index to such financial statements appears at Page 17 of this report.

ITEM 13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	There have been no disagreements on accounting and financial disclosures through the date of this 10-K.
Page 15
PART III

ITEM 14.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

	The officers and directors of the Company are as follows:

Name	            Age	Position

Merlin Bingham	68	President and Chairman of the Board of
		            Directors

Daniel Gorski	64	Vice President of Operations and a member
		            of the Board of Directors

Jim Czirr	      47	Member of the Board of Directors and
		            Consultant

Wayne Schoonmaker	64	Secretary & Treasurer

	All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

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

Jim Czirr - Director and Financial Consultant

	Since June 1998, Mr. Czirr has been a member of the Board of Directors and a financial consultant to the company since December 1997. Mr. Czirr has over 20 years experience as a financial and public relations consultant in the areas of business strategies, marketing, incentive programs, finance and capital formation and has extensive experience in the brokerage business and in oil and gas limited partnerships.
Page 16

Wayne Schoonmaker - Secretary & Treasurer

	From 1981 to 1993, Mr. Schoonmaker was Financial Manager of the Northwest Mining Department of ASARCO and from 1978 to 1981, he was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up of the Troy Mine. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill
Mining Company, and from 1964 to 1978, he was Assistant Corporation Secretary of Hecla Mining Company. Mr. Schoonmaker currently serves as Secretary and Treasurer of Sterling Mining Company, which position he has held since July 1999. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

ITEM 15.	EXECUTIVE COMPENSATION.

Summary Compensation.

	The following table sets forth the compensation paid by the Company from January 1, 1997 through December 31, 2001, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.


SUMMARY COMPENSATION TABLE

                                                       Long-Term Compensation
                          Annual Compensation       Awards     Securities
Names                                          Other    Under      Restricted
Executive	                                     Annual   Options/   Shares or
Officer and                                    Compen-  SARs       Restricted      LTIP
Principal      Year       Salary    Bonus      sation   Granted    Share           Payouts
Position       Ended      (US$)     (US$)      (US$)    (#)        Units(US$)      (US$)
Merlin          2001	      72,000          0          0	    100,000          0          0
 Bingham        2000	      72,000          0          0          0            0          0
 President	    1999	      72,000          0          0          0            0          0
                1998      	72,000          0          0          0            0          0
                1997	      33,000          0          0          0            0          0

Daniel          2001	      72,000          0          0	    100,000          0          0
 Gorski         2000	      72,000          0          0          0            0          0
 Vice           1999	      72,000          0          0          0            0          0
 President	    1998	      78,000          0          0          0            0          0
                1997	      54,000          0          0          0            0          0

Jim             2001           0          0	    130,000	    100,000          0          0
 Czirr          2000           0          0	     35,745           0          0          0
 Director       1999           0          0	     36,000           0          0          0
                1998           0          0	     36,000	    100,000          0          0
                1997           0          0          0	    100,000          0          0

Wayne           2001      18,000          0          0	     50,000          0          0
 Schoonmaker    2000      18,000          0          0                0          0          0
 Secretary/	    1999   	  18,000          0          0                0          0          0
 Treasurer	    1998	   7,500          0          0                0          0          0
                1997           0          0          0                0          0          0

Page 17

	There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:


                             Number of
                             Securities
              Number of      Underlying
              Securities     Options/SARs
              Underlying     Granted          Exercise        Number of
              Options        During Last      or Base         Options         Expiration
Name          SARs Granted   12 Months        Price($/Sh)     Exercised       Date
-------       ------------   -------------    -----------     ----------      --------------
James
Czirr            100,000             0	     $0.75               -0-	         11/01/04

James
Czirr            100,000             0	     $1.00	             -0-           09/15/05

Merlin D.
Bingham          100,000       100,000          2.15               -0-           03/01/10

Daniel E.
Gorski           100,000       100,000          2.15               -0-           03/01/10

James C.
Czirr            100,000       100,000          2.15               -0-           03/01/10

Wayne L.
Schoonmaker       50,000        50,000          1.32               -0-           10/04/06


Long-Term Incentive Plan Awards.

	The Company's shareholders approved a Qualified Stock Option Plan at the annual meeting of shareholders held March 1, 2001. During the year ended October 31, 2001, options for 350,000 shares were granted to officers and directors of the Company.

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
Page 18

Name                 Number of                       % of Outstanding
of owner             Shares       Position           Shares
------------         -------      -----------        ----------
Merlin Bingham          935,000   President, CEO and
                                  Chairman of the             9.29%
                                  Board of Directors

Daniel Gorski           766,600   Vice President of
                                  Operations and member       7.61%
                                  of the Board of Directors

Jim Czirr               490,100   Member of the Board of      4.87%
                                  Directors

Wayne Schoonmaker             0   Secretary & Treasurer       0.00%

All officers and      2,191,700                              21.77%
directors as a
group (4 persons)

Britannia Holdings    3,190,500                              31.69%
King's House
The Grange
St. Peter Port
Guernsey
Channel Islands

ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

	In January 1996, Carman Ridland in a private sale, sold a controlling interest in the corporation to Howard Crosby. On January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr. Howard Crosby and Mr. Robert Jorgensen.
Page 19
	In May 1996, Messrs. Crosby and Jorgensen were made aware of certain potentially valuable mining properties and concessions located at Sierra Mojada, Coahuila, Mexico. Messrs. Crosby and Jorgensen transferred control of Cadgie Co. to Messrs. Bingham, Gorski and Ryan so that Cadgie Co. could focus on the opportunity presented at Sierra Mojada.

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

	On June 5, 1997, the Company issued 50,000 shares of Common Stock to Mario Ayub Touche in consideration of services rendered.

	In December 1997, the Company entered into a consulting agreement with James Czirr, a member of the Board of Directors. Pursuant to the consulting agreement, Mr. Czirr supplies financial and business consulting services and is compensated in stock and options.
Page 20

PART IV

ITEM 18. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBITS.   The following exhibits are filed as part of this report.
Exhibits previously filed are incorporated by reference, as noted.

EXHIBIT NO.	EXHIBIT

3.1	Articles of Incorporation of the registrant. Filed as
an exhibit to the registrant's registration statement on Form 10 SB (Commission File No.000-27667) and incorporated by reference herein.

3.2	Bylaws of registrant. Filed as an exhibit to the
registrant's registration statement on Form 10 SB and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation.
Filed as an exhibit to the registrant's registration statement on Form 10 SB and incorporated by reference herein.

4.1	Specimen stock certificate of the registrant. Filed as
an exhibit to the registrant's registration statement on Form 10 SB and incorporated by reference herein.

10.1	Master agreement between the registrant and USMX, Inc.
relating to development and exploration of certain mineral properties. Filed as an exhibit to the registrant's registration statement on Form 10 SB and incorporated by reference herein.

10.2	Royal Silver letter regarding Joint Venture Agreement
between Royal Silver, Minera Metalin S.A. de C.V. and its registrant. Filed as an exhibit to the registrant's registration statement on Form 10 SB and incorporated by reference herein.

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

Page 21
                    METALLINE MINING COMPANY

                 INDEX TO FINANCIAL STATEMENTS

                                                              PAGE

Report of Independent Certified
	Public Accountanats . . . . . . . . . . . . . . . . . . . . F/S 1

Financial Statements:

	Balance Sheets as of October 31, 2001
	and October 31, 2000 . . . . . . . . . . . . . . . . . . . .F/S 2

	Statements of Loss for the Years Ended
	October 31, 2001, 2000, 1999, and for
	the period from inception (November 8, 1993)
	to October 31, 2001 . . . . . . . . . . . . . . . . . . . . F/S 3

	Statements of Changes in Stockholder's Equity
	for the period from inception (November 8, 1993)
	to October 31, 2001 . . . . . . . . . . . . . . . . . . . . F/S 4

	Statements of Cash Flow for the Years Ended
	October 31, 2001, 2000, 1999, and for the
	period from inception (November 8, 1993) to
	October 31, 2001 . . . . . . . . . . . . . . . . . . . . .  F/S 8

	Notes to Financial Statements . . . . . . . . . . . . . . . F/S 9

	Summary of Accounting Policies . . . . . . . . . . . . . . .F/S 9

	Signatures . . . . . . . . . . . . . . . . . . . . . . . . .F/S 18

[The balance of this page has been intentionally left blank.]

Page 22

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

              INDEPENDENT AUDITOR'S REPORT
        ---------------------------------------------

We have audited the accompanying balance sheets of Metalline
Mining Company (an exploration stage company) as of October 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and for the period from November 8, 1993 (inception) through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended and for the period from November 8, 1993 (inception) to October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
January 9, 2002

F/S 1


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                            BALANCE SHEETS

                                 October 31, 2001   October 31, 2000
                                 ----------------   ----------------
ASSETS

CURRENT ASSETS
 Cash                                   $ 31,032          $ 550,557
 Investments                             484,447                  -
 Foreign tax refund receivable            59,288            547,237
 Prepaid expenses                          3,849	        3,228
 Employee advances                        11,146             10,864
	                                   -------            -------
  Total Current Assets                   589,762          1,111,886
	                                  --------          ---------
MINERAL PROPERTIES                     4,334,767          4,348,785
	                                 ---------           --------
OTHER ASSETS
 Office and mining equipment,
  net of accumulated
  depreciation                            57,474             79,388
	                                  --------             ------
   Total Other Assets                     57,474             79,388
	                                   -------             ------
TOTAL ASSETS                         $ 4,982,003        $ 5,540,059
                                       =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                        $ 5,275            $ 5,625
 Accrued liabilities                      14,098             16,167
	                                   -------            -------
   Total Current Liabilities              19,373             21,792
	                                   -------             ------
COMMITMENTS AND CONTINGENCIES                  0                  0
                                           -----               ----
STOCKHOLDERS' EQUITY
 Prefered stock, $0.01 par value;
 1,000,000 shares authorized,
 no shares outstanding                         0                  0
Common stock, $0.01 par value;
 50,000,000 shares authorized,
 10,067,595 shares issued and
 9,740,595 shares issued and
 outstanding,respectively                100,677             97,407
 Additional paid-in capital            9,849,466          9,217,330
 Stock options and warrants            1,422,327            543,980
 Deficit accumulated during
 exploration stage                    (6,409,840)        (4,340,450)
                                      ----------         ----------
  Total Stockholders' Equity           4,962,630          5,518,267
                                       ---------	    ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $ 4,982,003         $5,540,059
                                      ===========       ============
The accompanying notes are an integral part of these financial statements.

F/S 2


                            METALLINE MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                   Years Ended         Period from
                                  -------------        November 8, 1993
                              October 31,  October 31, (Inception) to
                              2001         2000        October 31,2001
                              -------      -------     --------------
REVENUES                      $     0       $     0       $       0
                               ------         -----         -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries                      234,480       224,616           890,874
 Office                        111,279        91,196           291,252
 Taxes and fees                 58,193        50,244           108,678
 Professional services       1,261,376       371,379         3,151,061
 Property expenses             361,647        49,215         1,434,476
 Depreciation                   28,498        25,830           116,686
 Exploration and research       38,332	    78,459           167,574
 Financing Costs                     0             0           276,000
	                          ------        ------           -------
Total General and
 Administrative Expenses     2,093,805	   890,939         6,436,601
                            ----------       -------         ---------
LOSS FROM OPERATIONS	   $(2,093,805)     (890,939)       (6,436,601)
                            ==========     =========        ==========
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses               14,098            20            14,118
 Interest income                10,317         8,711            22,242
 Interest expense                    0             0            (9,599)
                                ------         -----            ------
  Total Other Income            24,415         8,731            26,801
                              ========       =======           =======
LOSS BEFORE INCOME TAXES    (2,069,390)     (882,208)       (6,409,800)

INCOME TAXES                         0             0                 0
                                ------         -----            ------
NET LOSS                   $(2,069,390)    $(882,208)      $(6,409,800)
                             =========     =========         =========
BASIC AND DILUTED LOSS
 PER COMMON SHARE              $ (0.21)      $ (0.10)          $ (2.00)
                                =======      =======           =======
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING           9,912,262 	    8,573,927         3,199,971
                              =========     =========         =========
The accompanying notes are an integral part of these financial statements.

F/S 3

                                 METALLINE MINING COMPANY
                              (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                             Common Stock               Stock      Stock    Deficit
                         -----------------  Additional  Sub-       Options  During Ex-
                       Number of            Paid-in     scriptions and      ploration
                       Shares      Amount   Capital     Receivable Warrants Stage        Total
                       --------    -------  ----------  ---------- -------- ---------    -----
Common stock issuance
  prior to inception
  (no value)            960,800    $ 9,608   $(9,608)     $    -    $     -    $     -   $     -

1:5 reverse
 common stock split    (768,640)    (7,686)    7,686           -          -          -         -

Loss for the year ended
  October 31, 1994            -          -         -           -	        -     (8,831)   (8,831)
                        -------     ------    ------      ------      -----     ------    ------
Balances,
 October 31, 1994       192,160      1,922    (1,922)          -	        -     (8,831)   (8,831)

3:1 common stock split  384,320      3,843    (3,843)          -          -          -         -

Loss for the year ended
  October 31, 1995            -          -         -           -          -     (7,761)   (7,761)
                         ------      -----    ------       -----      -----     -------   ------
Balance,
  October 31, 1995      576,480    $ 5,765   $(5,765)      $   -      $   -    $(16,592) $(16,592)
                      ---------   --------    -------      -----      -----    ---------  -------
Issuance of common
 stock as follows:
- for cash at an average
 of $0.11 per share   1,320,859    	13,209   133,150           -          -           -   146,359

- for services
 at $0.08 per share     185,000      1,850    12,600           -          -           -    14,450

- for computer equipment
 at $0.01 per share     150,000      1,500    13,500           -          -           -    15,000

- for mineral property
 at $0.01 per share     900,000      9,000         -           -          -           -     9,000

Loss for the year ended
	October 31, 1996       -           -         -           -          -     (40,670)  (40,670)
                        ------      -------   -------      -----      -----     --------   -------
Balances,
 October 31, 1996     3,132,339    $31,324   $153,485      $   -      $   -    $(57,262)  $127,547
--------             ----------   --------   --------      -----      -----    --------    -------
Table continued on next page.
The accompanying notes are an integral part of these financial statements.
F/S 4

                                    METALLINE MINING COMPANY
                                  (AN EXPLORATION STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (CONTINUED)

                                                                            Accumulated
                             Common Stock               Stock      Stock    Deficit
                         -----------------  Additional  Sub-       Options  During Ex-
                       Number of            Paid-in     scriptions and      ploration
                       Shares      Amount   Capital     Receivable Warrants Stage        Total
                       --------    -------  ----------  ---------- -------- ---------    -----
Balance brought Forward	 3,132,339	  $ 31,324  $ 153,485  $   -	   $   -	$(57,262)   $127,547

Issuance of common
 Stock as follows:
- for cash at an average
  of $0.61 per share       926,600      9,266     594,794       -         -        	-     604,060

-	for services at an average
  of $0.74 per share        291,300     2,913	  159,545       -        -           -    162,458

- for payment of a loan
  at $0.32 per share        100,200     1,002      30,528       -        -           -     31,530

Options issued as follows:
- 300,000 options for cash        -         -       3,000       -        -           -      3,000

Loss for year ended
 October 31, 1997                 -         -           -       -        -    (582,919)  (582,919)
                              -----     -----       -----   -----    -----     -------    -------
Balances at
 October 31, 1997         4,450,439   $44,505    $941,352	   $   -    $   -   $(640,181 $345,676

Issuance of common
 stock as follows:
- for cash at an average
 of $1.00 per share         843,500     8,435     832,010       -         -	         -    840,445

- for cash and receivables
	 at $1.00 per share   555,000     5,550     519,450 (300,000)       -          -    225,000

- for services at an
 average of $0.53 per
 share                       41,800       418      21,882        -        -          -     22,300

- for mine data base
 at $1.63 per share         200,000     2,000     323,000        -        -          -    325,000

Options issued or
 granted as follows:
- 1,200,000 options
 for cash                         -         -     120,000        -         -         -    120,000

- for financing fees              -         -           -        -    60,000         -     60,000

- for consulting fees             -         -           -        -   117,000         -    117,000

Warrants issued for services      -         -           -        -   488,980  (488,980)         -

Loss for year ended
 October 31, 1998                 -         -            -        -        -  (906,036)  (906,036)
                              -----     -----       ------    -----     -----     -----    ------
Balance,
 October 31, 1998         6,090,739   $60,908   $2,757,694 $(300,000)$665,980	$(2,035,197)$(1,149,385)
                          ---------  ------   ---------  --------  -------  ---------   ---------
---------
Table continued on next page. 	The accompanying notes are an integral part of these financial statements.

F/S 5

                               METALLINE MINING COMPANY
                           (AN EXPLORATION STAGE COMPANY)
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (CONTINUED)

                                                                            Accumulated
                             Common Stock               Stock      Stock    Deficit
                         -----------------  Additional  Sub-       Options  During Ex-
                       Number of            Paid-in     scriptions and      ploration
                       Shares      Amount   Capital     Receivable Warrants Stage        Total
                       --------    -------  ----------  ---------- -------- ---------    -----
Balance brought Forward 6,090,739 $60,908 $2,757,694  $(300,000) $665,980 $(2,035,197) $(1,149,385)

Issuance of common
 stock as follows:
- for cash at an average
 of $1.04 per share       818,800   8,188    842,712          -         -           -      850,900

- for drilling fees
 at $0.90 per share        55,556     556	     49,444          -         -           -      50,000

Stock options and warrant
 activity as follows:
- exercise of options
 at $0.90 per share       250,000  2,500     267,500          -    (45,000)         -      225,000

- issuance of options
 for financing fees             -      -           -          -    216,000          -      216,000

- expiration of options         -      -      60,000          -    (60,000)         -            -

Stock subscription received     -      -           -    300,000          -          -    	 300,000

Loss for year ended
 October 31, 1999               -      -           -          -          -  (1,423,045) (1,423,045)
                            -----  -----       -----      -----      -----    --------    --------
Balance,
 October 31, 1999      7,215,095 $72,152  $3,977,350  $   -     	$776,980  $(3,458,242)  $1,368,240

Exercise of options at
 $0.86 per share         950,000   9,500   1,090,750      -	     (288,000)          -       812,250

Issuance of common
 stock as follows:
- for cash at an average
of $2.77  per share    1,440,500  14,405   3,972,220      -            -           -     3,986,625

Issuance of common stock
 for services at
  $1.28  per share       120,000   1,200     152,160      -            -           -       153,360

Issuance of common stock
 for equipment
 at $1.67  per share      15,000   	150      24,850      -            -           -        25,000

Warrants issued for services   -       -          -      -       55,000           -        55,000

Loss for the year
 ended October 31, 2000        -       -	        -      -            -    (882,208)    (882,208)
                           -----   -----       -----  -----        -----      ------       ------
Balance,
 October 31, 2000      9,740,595  $97,407 $9,217,330  $   -     $543,980 $(4,340,450)  $5,518,267
                       ---------  -------  ---------  -----      -------  ----------    ---------
---------
Table continued on next page. 	The accompanying notes are an integral part of these financial statements.

F/S 6

                               METALLINE MINING COMPANY
                           (AN EXPLORATION STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (CONTINUED)

                                                                            Accumulated
                             Common Stock               Stock      Stock    Deficit
                         -----------------  Additional  Sub-       Options  During Ex-
                       Number of            Paid-in     scriptions and      ploration
                       Shares      Amount   Capital     Receivable Warrants Stage        Total
                       --------    -------  ----------  ---------- -------- ---------    -----
Balance brought
 Forward              9,740,595   $97,407  $9,217,330   $    -  $543,980   $(4,340,450)  $5,518,267

Warrants exercised at
 $0.75 per common share  20,000       200      25,560        -   (10,760)           -        15,000

Issuance of stock for
  cash at $2.00
  per common share      250,000     2,500     494,076        -      3,424           -       500,000

Issuance of stock for
 cash of $210 and services
  valued at $2.07 per
  common share           21,000       210     43,260         -           -          -        43,470

Issuance of stock for
 cash of $180 and services
 valued at $2.05 per
 common share            18,000       180      36,720        -           -          -        36,900

Issuance of stock for
 services valued at $2.45
 per common share         6,000        60      14,640        -           -          -        14,700

Stock issued for services
 valued at $1.50 per
 common share            12,000       120      17,880        -           -          -        18,000

Options issued for
 consulting fees              -         -           -         -     740,892         -       740,892

Warrants issued for
 consulting fees              -         -           -         -      144,791        -       144,791

Loss for the year
 ended October 31,2001        -          -           -          -         -  (2,069,390)(2,069,390)
                          -----       ----       -----      -----     -----   ---------  ---------
Balance,
 October 31, 2001    10,067,595   $100,677  $9,849,466   $   -   $1,422,327 $(6,409,840) $4,962,630
                     ==========    =======   =========    =====   =========   =========  ==========
------
The accompanying notes are an integral part of these financial statements.

F/S 7

                             METALLINE MINING COMPANY
                           (AN EXPLORATION STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS

                                         Years Ended      Period from
                                     ------------------   November 8, 1993
                                October 31,  October 31,  (Inception)to
                                2001         2000         October 31,2001
                                -------      -------      -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                        $(2,069,390)  $(882,208)    $(6,409,840)
Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Depreciation                        28,498      25,830         116,656
 Noncash expenses                   126,864           -         126,864
 Payment of services from
  issuance of stock                 112,680     153,000         586,215
 Payment of services from
  issuance of options               740,892           -         740,892
 Payment of financing fees from
  the issuance of stock options           -           -         276,000
 Payment of expenses with
  issuance of stock                       -           -         326,527
 Warrants issued for services       144,791      55,000         688,771
(Increases) decreases in:
 Foreign property tax
  refund receivable                 487,949    (547,236)        (59,287)
 Prepaid expenses                      (621)       (101)         (3,849)
 Employee advances                     (282)     (5,656)        (11,146)
 Investments                       (484,447)          -        (484,447)
Increases (decreases) in:
 Accounts payable                      (350)    (11,141)          5,275
 Accrued liabilities                 (2,069)    (21,334)         14,098
                                      -----      ------          ------
Net cash used by
 operating activities              (915,485) (1,233,846)     (4,087,271)
                                     ------    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases               (6,584)    (10,380)       (134,128)
   Mining property acquisitions    (112,846) (3,245,114)     (4,452,631)
                                      -----    --------       ---------
Net cash used by
 investing activities              (119,430) (3,255,494)     (4,586,759)
                                     -----       ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales
   of common stock                  515,390   3,986,625       7,652,312
  Proceeds from sales of options          -     812,250         935,250
  Deposits for sale of stock              -           -          87,500
  Proceeds from shareholder loans         -           -          30,000
                                       ----        ----           -----
  Net cash provided by
   financing activities:            515,390   4,799,235       8,705,062
                                      -----     -------        --------
  Net increase (decrease)
   in cash and cash equivalents    (519,525)    309,895          31,032
  Cash beginning of period          550,557     240,662               -
                                      -----       -----          ------
  Cash at end of period             $31,032    $550,557         $31,032
                                     ======     =======          ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                   $   -      $    -          $    -
  Interest paid                       $   -      $    -          $    -
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services $112,680    $153,360        $586,215
  Common stock issued for
   payment of expenses                $   -      $    -        $326,527
  Common stock issued for equipment   $   -     $25,000         $25,000
  Common stock options issued
   for financing fees                 $   -      $    -        $276,000
  Options issued for services      $740,892      $    -        $740,892
  Warrants issued for services     $144,791     $55,000        $688,771
The accompanying notes are an integral part of these financial statements.

F/S 8

                        METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                          OCTOBER 31, 2001

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalline Mining Company ("the Company") was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. The articles of incorporation of Cadgie Company were executed on August 20, 1993. On June 28, 1996, at a special directors meeting, the Company's name was changed to Metalline Mining Company. The Company's fiscal year-end is October 31.

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

The Company is actively seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the exploration stage, as it has not realized any revenues from its planned operations.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting.

ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

F/S 9
                 METALLINE MINING COMPANY
               (AN EXPLORATION STAGE COMPANY)
             NOTES TO THE FINANCIAL STATEMENTS
                      OCTOBER 31, 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
SEGMENT REPORTING
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended October 31, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's mineral properties were not engaged in any production activity. The Company had no segments engaged in business activities at October 31, 2001 and, therefore, no segment reporting is required.

FOREIGN OPERATIONS
The accompanying balance sheet includes $4,334,767 of the Company's mineral properties $62,429 (before accumulated depreciation) of mining equipment, $2,590 of the Company's cash and a $59,288 tax refund receivable in Mexico. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments, as defined by SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," include cash, advances to employee, foreign tax return receivable, investments, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2001.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVESTMENT IN SECURITIES
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. During the year ended October 31, 2001 the Company did not own any securities classified as either trading or held to maturity. However, at October 31, 2001, the Company did own securities classified as available-for-sale, which consists of debt and equity securities.

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income. At October 31, 2001, the Company did not have any unrealized holding gains or losses.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,069,390 for the year ended October 31, 2001 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
F/S 10
                    METALLINE MINING COMPANY
                (AN EXPLORATION STAGE COMPANY)
               NOTES TO THE FINANCIAL STATEMENTS
                       OCTOBER 31, 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) The Company's management believes that significant and imminent private placements will generate sufficient cash for the Company to continue to operate based on current expense projections.

CONCENTRATION OF RISK
The Company maintains its domestic cash in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At October 31, 2000, the Company exceeded the insured amount by $233,687. The Company also maintains cash in a bank in Mexico. This account, which had a balance of $2,590 at October 31, 2001, is denominated in pesos and is considered uninsured. The Company also has recorded a refund receivable at October 31, 2001 from the overpayment of Mexican property taxes. This receivable, originating from the payment of assessed taxes on the Company's Mexican property concessions, is considered fully collectible.

DERIVATIVE INSTRUMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.133", and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At October 31, 2001 and 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

ACCOUNTING PRONOUNCEMENTS
In September 2000, the FASB issued SFAS No.140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No.140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.
F/S 11
                METALLINE MINING COMPANY
              (AN EXPLORATION STAGE COMPANY)
            NOTES TO THE FINANCIAL STATEMENTS
                    OCTOBER 31, 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the nonamortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

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

IMPAIRED ASSET POLICY
In March 1995, the Financial Accounting Standards Board issued SFAS No.121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at October 31, 2001.

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

EXPLORATION COSTS
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2001 were $38,332. The exploration costs expensed during the Company's exploration stage are $167,574.

STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board issued SFAS No.123 titled "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has adopted the fair value accounting prescribed by SFAS No.123.
F/S 12
                 METALLINE MINING COMPANY
              (AN EXPLORATION STAGE COMPANY)
             NOTES TO THE FINANCIAL STATEMENTS
                      OCTOBER 31, 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
PROVISION FOR TAXES
At October 31, 2001, the Company had net deferred tax assets of $1,200,000, principally arising from net operating loss carryforward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at October 31, 2001.

At October 31, 2001, the Company has net operating loss carryforward of approximately $5,000,000, which expire in the years 2008 through 2021. The Company recognized approximately $998,753 of losses for the issuance of common stock, stock options and stock warrants for services in 2001, which were not deductible for tax purposes.

EARNINGS PER SHARE
The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding October 31, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

NOTE 3 INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities, which are classified as trading securities.

At October 31, 2001, the market values of investments were as follows:

   Boulder Total Return Fund           $200,000
   Eaton Vance Senior Income Trust      200,000
   Pilgrim Prime Rate Trust              75,000
   Money Market Funds                     9,447
                                       --------
                                        484,447
                                       ========

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years. The following is a summary of property, equipment, and accumulated depreciation:
                                October 31,       October 31,
                                   2001              2000
                                  ------            ------
Mining equipment                 $62,429           $62,429
Vehicles                          23,618            23,618
Computer equipment                78,948            72,364
Furniture fixtures                 9,135             9,135
                                   -----             -----
Total assets                     174,130           167,546
Less accumulated depreciation   (116,656)          (88,158)
                                 -------            ------
                                 $57,474           $79,388
                                  ======            ======
F/S 13
                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                        OCTOBER 31, 2001

NOTE 4 PROPERTY AND EQUIPMENT (continued)
Depreciation expense for the years ended October 31, 2001 and 2000 was $28,498 and $25,830, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 MINERAL PROPERTIES

SIERRA MOJADA MINING CONCESSIONS
In June of 1996, USMX (now named Dakota) and the Company entered into a joint venture agreement, whereby the Company could acquire a 65% interest in a mining concession named the Sierra Mojada Project, located in Coahuila, Mexico. Under the terms of the agreement, the Company was to contribute two million dollars ($2,000,000) in work commitments over the following seven years.

After the execution of the USMX agreement, Dakota's interest (35%) in the joint venture was sold to an entity, which subsequently defaulted on its joint venture obligations. This action in 1998 triggered the elimination of the joint venture and resulted in the Company assuming 100% control of the Sierra Mojada concession without the need to spend $2,000,000 to vest its interest.

During the period August 23, 1996 to September 2, 1997, the Company executed five separate agreements for the acquisition of exploration concessions in the same mining region as the Sierra Mojada Project in Mexico. Each agreement enables the Company to explore the underlying property by paying stipulated annual payments, which shall be applied in full toward the contracted purchase price of the related concession.

Under the terms of the agreements, the Company was obligated to pay and in fact did pay $103,076 and $3,355,384 during the years ended October 31, 2001 and 2000, respectively.

During August 2000, the Company made the final payment for the first year and acquired title to the Unificacion Mineros Nortenos Concession in the Sierra Mojada Project. With this transaction, the Company has acquired title to all of its concessions at Sierra Mojada.

NOTE 6 RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 7 COMMON STOCK

During the year ended October 31, 2001 the Company issued 20,000 shares of common stock for the exercise of warrants valued at $10,760 and cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,680 and cash of $390 and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash.

During the year ended October 31, 2000, the Company sold 1,440,500 shares of its common stock for $3,968,625 cash, issued 120,000 shares of common stock for services valued $153,360, issued 15,000 shares of common stock for equipment valued at $25,000 and issued 950,000 shares of common stock for options exercised at $0.86 per share.
F/S 14
                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
               NOTES TO THE FINANCIAL STATEMENTS
                      OCTOBER 31, 2001

NOTE 7 COMMON STOCK (continued)
During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for $1,075,900 cash. In addition the Company received $37,500 as a deposit toward the purchase of 50,000 shares (this stock was issued in December 1999) and $300,000 for payment of subscriptions receivable. The Company also issued 55,556 shares for payment of drilling expenses valued at $50,000.

In February 1998, 200,000 shares of common stock were issued for a mine database. The shares were valued at $1.625 per share, resulting in a transaction valued at $325,000. Services valued at $22,300 were paid with 41,800 shares of common stock. An additional 1,398,500 shares of common stock were issued for $1,065,445 cash and a subscription receivable of $300,000, between February and October 1998.

In April 1997, 250,000 common stock shares were issued for cash of $87,500 and 133,800 shares of common stock were issued for services valued at $45,583. In May and June 1997, 181,600 shares of common stock were issued for $63,560 cash and 62,500 shares of common stock were issued for services valued at $21,875. In August and October 1997, 420,000 and 75,000 shares of common stock were issued for cash of $378,000 and $75,000, respectively. Additionally, during August 1997, 100,200 shares of common stock were issued for debt of $31,530 and 95,000 shares of common stock for services valued at $95,000.

During November 1995, Metalline Mining Company's directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share. During June 1996, Metalline
Mining Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share.

During October 1996, Metalline Mining Company issued 150,000 shares of common stock for computer equipment valued at $15,000. Also during October 1996, Metalline Mining Company issued 120,000 shares of common stock to Mr. Gorski and an additional 20,000 shares of common stock to Mr. Ryan for services rendered valued at $14,000.

In January 1996, Mr. Carmen Ridland, in a private sale, sold a controlling interest in the corporation to Mr. Howard Crosby. On
January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr. Crosby and Mr. Robert Jorgensen.

The Company also issued 900,000 shares to Messrs. John Ryan, Merlin Bingham, and Daniel Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996. (See Note 4.)

In August 1996, the Company changed its name to Metalline Mining
Company.

On August 4, 1995 the directors of Cadgie Co. declared a 3:1 forward stock split of the outstanding Cadgie Co. shares, thus increasing the number of outstanding shares from 192,160 to 576,480.

On August 31, 1994, the directors of Cadgie Co. declared a 1:5 reverse stock split of the outstanding Cadgie Co. shares, thus reducing the number of outstanding shares from 960,800 to 192,160 shares.

The Company (Cadgie Co.) was formed in August of 1993 and incorporated in November 1993 by Mr. Carman Ridland of Las Vegas, Nevada as a spin-off from its predecessor, Precious Metal Mines, Inc. The Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. Precious Metal Mines, Inc. distributed the 960,800 shares of Cadgie Company to its shareholders. One share of Cadgie Co. was exchanged for each share of Precious Metal Mines, Inc. held by holders of record as of August 31, 1993.
F/S 15

                       METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                         OCTOBER 31, 2001

NOTE 8 STOCK OPTIONS

Following is a summary of the stock options during the years ending October 31, 2001 and 2000:

                                                    Weighted
                                                    Average
                                       Number       Exercise
                                       Of Shares    Price
                                       ---------    ---------
Outstanding at 11/1/99                   950,000    $    .90
Granted                                        -           -
Exercised                                950,000           -
Forfeited                                      -         .90
Expired                                        -           -
                                         -------     -------
Outstanding at 10/31/00                        -    $      -
                                         =======     =======
Options exercisable at 10/31/00                -           -
                                         =======     =======
                                                    Weighted
                                                    Average
                                        Number      Exercise
                                        Of Shares   Price
                                        ---------   ----------
Outstanding at 11/1/00                          -   $      -
Granted                                   720,000       1.86
Exercised                                       -          -
Forfeited                                       -          -
Expired                                         -          -
                                         --------    --------
Outstanding at 10/31/01                   720,000    $   1.86
                                         ========    ========
Weighted average fair value of options
granted during 2001                       $ 1.02
                                         ========
Options exercisable at 10/31/01          720,000
                                         ========

The Company granted 720,000 options with exercise prices ranging from $1.32 to $2.15 and expire at various dates through 2010. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest 5%, volatility is 50% and expected life is 9 to 5 years. Consulting expenses recognized for these options were $740,892 for the year ended October 31, 2001.

NOTE 9 WARRANTS

During the year ended October 31, 2001 the Company issued 250,000 shares of stock with 125,000 warrants attached. These warrants were valued at $3,424. Additionally 20,000 warrants were exercised for $15,000 in cash and services valued at $10,760. The Company also issued 80,000 warrants for services, which were valued at $144,791.

At October 31, 2000, there were outstanding warrants to purchase 996,500 shares of the Company's common stock, at prices ranging from $0.75 to $2.00 per share. The warrants, which became exercisable in 1999, but have not been exercised, expire at various dates through 2005. The Company has reserved 996,500 shares for the expected exercise of these warrants. These warrants are valued at $543,980 using the method described below.

The fair value of each warrant is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 0.3 and 0.5 and expected life is 5 to 10 years. Consulting expenses recognized for these warrants were $144,791 and $55,000 for the fiscal years ended October 31, 2001 and 2000, respectively.
F/S 16
                  METALLINE MINING COMPANY
               (AN EXPLORATION STAGE COMPANY)
              NOTES TO THE FINANCIAL STATEMENTS
                     OCTOBER 31, 2001

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

NOTE 11 JOINT VENTURE AGREEMENT

On October 7, 1999, the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. North Limited is dedicated to natural resource development that produces iron, uranium, base and precious metals and forestry products. At October 31, 2001, North Limited had no vested interest in the Sierra Mojada Project.

NOTE 12 SUBSEQUENT EVENTS

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Mojada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining consessions, and Penoles's purchase of up to 250,000 shares of Metalline's common stock $2.00 per share.
[The balance of this page has been intentionally left blank.]
F/S 17
                   METALLINE MINING COMPANY
                 An Exploration Stage Company
                      October 31, 2001


SIGNATURES

	In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           METALLINE MINING COMPANY

                       BY:  /s/ Merlin Bingham
                               -----------------------
                               Merlin Bingham,
                               its President
                               Date: January 28, 2002


                       BY:  /S/ WAYNE SCHOONMAKER
                               ----------------------
                               Wayne Schoonmaker, its
                               Principal Accounting Officer
                               Date: January 28, 2002

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Merlin Bingham          By: /s/Jim Czirr
   --------------------             ---------------------
   Merlin Bingham                   Jim Czirr
   Director                         Director
   Date: January 28, 2002           Date: January 28, 2002

By: /s/ Daniel Gorski            By: /s/Wayne Schoonmaker
   --------------------             ---------------------
   Daniel Gorski                    Wayne Schoonmaker
   Vice President/Director          Secretary/Treasurer,
   Date: January 28, 2002           Director
                                    Date: January 28, 2002

F/S 18