Form 10-Q
period 2002-01-31
METALLINE MINING CO
filed 2002-03-12
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        ___________

                         FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 2002
                            OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              METALLINE MINING COMPANY QUARTERLY REPORT
                ON FORM 10-Q FOR THE QUARTERLY PERIOD
                         ENDED JANUARY 31, 2002

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

  Item 4:  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . .5

  Item 5:  Other Information . . . . . . . . . . . . . . . .5

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

     The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2002.

     For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 2001 incorporated by reference herein.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2002.

Three months ended January 31, 2002 compared to the nine months ended January 31, 2001:

     During the three months ended January 31, 2002, the Company realized other income of $17,500 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. Costs associated with the Sale of the ore totaled $104,848 for the three-month period ended January 31, 2002. There were no ore sales or associated costs in the three-month period ended January 31, 2001. General and administrative expenses increased to $196,581 for the three-month period ended January 31, 2002 as compared to $285,477 for the three-month period ended January 31, 2001. The decrease is primarily due to a reduction in expenses of maintaining the property. For the three months ended January 31, 2002, the Company experienced a loss of $281,796, or $0.03 per share, compared to a loss of $283,313, or $0.03 per share, during the comparable period in the previous year.

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

     The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of
                             Page 1
of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling, and drilling to explore for additional mineralization and to develop an ore reserve and compilation of the data into a computer data base for reserve calculation.

     Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2001 financial statements relative to a going concern uncertainty. The Company financed its obligations during the 2000-2001 fiscal year by its sale of 270,000 shares at prices ranging between $0.75 and $2.00 per share. During the current period, the Company has realized $100,000 from the sale of 50,000 shares.

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

     By the mid 1920's many of the mines were under control of Penoles Corporation ("Penoles") and ASARCO Incorporated
("ASARCO"). ASARCO ceased mining in the district in the late 1930's. Both companies still owned properties during the 1940's and Penoles mined until the late 1950's when the Mineros Nortenos Cooperative acquired the Penoles properties. The Mineros Nortenos Cooperative ("Mineros Nortenos") has operated the San Salvador, Encantada and Fronteriza mines since 1957 and direct shipped high-grade oxide zinc and lead-silver ore to smelters in Mexico.
                             Page 2
     The lead manto produced 3 to 3.5 million tons prior to 1905 with another 1.5 million tons of similar ore coming from other ore bodies to the west and to the southwest.

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

     On the 15th of November, 2001 Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Majada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years. The study is to be of sufficient detail and quality to be used to secure debt financing for the development and operation of the project. Minas Penoles is committed to complete US $1,000,000 (one million US Dollars) of Qualified Expenditures on the Property as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalin and 3 from Minas Penoles.
                            Page 3
In addition, Minas Penoles will purchase Metalline Mining Company shares at a fixed price of US $2.00 per share in the following schedule and manner:

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

     In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation.

             EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At January 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

     In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1,2001 or later.
                              Page 4
SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the nonamortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

               CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31,
2002 WERE AS FOLLOWS:

During the three-month period ended January 31, 2002, the Company's cash position increased by $89,550, to $120,582. In addition, short-term investments readily convertible to cash decreased by $277,888 to $206,560. During the three-month period, the Company used $261,338 in operating activities, not including the liquidation and transfer to cash of $277,888 in short-term investments. In addition, the Company realized $100,000 from the sale of Company stock. The only use of cash other than for operating activities was the purchase of property for $27,000.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.

     Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 50,000 shares of its common stock at a price of $2.00 per share in the three month period ended January 31, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In February 2001 a notice of annual meeting and proxy statement were mailed to shareholders of record January 5, 2001 regarding matters to be considered at the annual shareholders meeting scheduled for March 1, 2001. Matters considered were (1) election of directors, (2) consideration and approval of the Company's 2001 Stock Option Plan, (3) consideration and approval of a proposed amendment to the Company's Articles of Incorporation to authorize a class of Preferred Shares, (4) election of outside auditors. There have been no matters submitted to a vote of security holders since March 1, 2001.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS.  The following exhibit is filed as part of this report:
             None.

  REPORTS ON FORM 8-K.	No reports on Form 8-K were filed by the
                         registrant during the period covered by
                         this report.
                           Page 5

                   METALLINE MINING COMPANY
                INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                  PAGE

Balance Sheets as of January 31, 2002
and October 31, 2001 . . . . . . . . . . . . . . . . . F/S-1

Statements of Operations for the three-month period
ended January 31, 2002 and January 31, 2001, and for
the period from inception (November 8, 1993)
to January 31, 2002 . . . . . . . . . . . . . . .. . . F/S-2

Statements of Changes in Stockholder's Equity
for the period from inception (November 8, 1993)
to January 31, 2002 . . . . . . . . . . . . . . . . . .F/S-3

Statements of Cash Flow for the three-month
Periods ended January 31, 2002 and January 31,
2001, and for the period from inception
(November 8, 1993) to January 31, 2002 . . . . . . . . F/S-7

Notes to Financial Statements . . . . . . . . . . . . .F/S-8

Signatures . . . . . . . . . . . . . . . . . . . . . . F/S-9

  [The balance of this page has been intentionally left blank.]
                             Page 6

                  METALLINE MINING COMPANY
               (AN EXPLORATION STAGE COMPANY)
                        BALANCE SHEETS

	                            January 31,     October 31,
	                               2002            2001
	                            (Unaudited)
	                            -----------     -----------
ASSETS

CURRENT ASSETS
 Cash                            $ 120,582         $ 31,032
 Investments                       206,560          484,447
 Foreign Tax Refund Receivable      59,288           59,288
 Prepaid expenses                      829            3,849
 Employee advances                  11,146           11,146
                                    ------           ------
 Total Current Assets              398,405          589,762
                                    ------           ------
MINERAL PROPERT                  4,334,767        4,334,767
                                    ------           ------
PROPERTY AND EQUIPMENT
 Office and mining equipment       201,129          174,129
 Less: Accumulated depreciation   (122,894)        (116,655)
                                   -------           ------
 Total Property and Equipment       78,235           57,474
                                   -------           ------
TOTAL ASSETS                    $4,811,407       $4,982,003
                                   =======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                  $15,955          $ 5,275
 Accrued liabilities                14,591           14,098
                                    ------           ------
 Total Current Liabilities          30,546           19,373
                                    ------           ------
COMMITMENTS AND CONTINGENCIES            -                -
                                    ------           ------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value;
 50,000,000 shares authorized,
 10,117,595 and 10,067,595 shares
 issued and outstanding
 respectively.                     101,177          100,407
Additional paid-in capital       9,948,966        9,849,466
Stock options and warrants       1,422,327        1,422,327
Deficit accumulated during
exploration stage               (6,691,609)      (6,409,840)
                                    ------           ------
 Total Stockholders' Equity      4,780,861        4,962,630
                                    ------           ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $4,811,407       $4,982,003
                                    ======           ======
See accompanying notes to these financial statements.

                           F/S-1

                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

	                                              Period from
                         Three Months Ended        November 8, 1993
                         -----------------         (Inception)
                         January 31,  January 31,  through
                           2002         2001       January 31, 2002
                         (Unaudited)  (Unaudited)  (Unaudited)
                          ------       ------       ------
REVENUES                      $    -      $    -        $    -
                              ------       ------        ------
GENERAL AND ADMINI-
 STRATIVE EXPENSES
 Salaries                     54,000        54,000       944,874
 Office and
  administrative              27,706        32,049       318,958
 Taxes and fees               23,129        21,212       131,807
 Professional services        84,098        44,853     3,235,159
Property expenses                  -       116,448     1,434,476
Marketing and research         1,410         9,789       168,984
Financing Costs                    -             -       276,000
Depreciation                   6,238         7,124       122,924
                              ------        ------        ------
  Total Expenses             196,581       285,477     6,633,182
                              ------        ------        ------
OPERATING LOSS              (196,581)     (285,477)   (6,633,182)
                              ------        ------        ------
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses            (87,348)            -       (73,230)
 Interest income               2,096         2,164        24,338
 Interest expense                  -             -        (9,599)
 Miscellaneous income             64             -            84
                              ------        ------        ------
Total other income (expense) (85,188)        2,164       (58,407)
                              ------        ------        ------
LOSS BEFORE INCOME TAXES    (281,769)     (283,313)   (6,691,589)
                              ======        ======        ======
INCOME TAXES                       -             -             -
                              ------        ------        ------
NET LOSS$                   (281,769)    $(283,313)  $(6,691,569)
                              ======        ======        ======

NET LOSS PER COMMON SHARE
 BASIC AND DILUTED            $(0.03)       $(0.03)       $(1.40)
                              ======        ======        ======
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 BASIC AND DILUTED         0,087,595     9,740,595     4,789,638
------------------
See accompanying notes to these financial statements.
                   F/S-2


                                  METALLINE MINING COMPANY
                              (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                 Common Stock                 Stock      Stock    Deficit
		                 ---------------  Additional  Sub-       Options  During Ex-
                                 Number of        Paid-in     scriptions and      ploration
                                 Shares    Amount Capital     Receivable Warrants Stage     Total
                                 ------    -----  -----      -------     --------  ------   -----
Common stock issuance prior
 to inception (no value)          960,800  $ 9,608  $(9,608)    $ -        $ -        $ -     $ -
1:5 reverse common stock split   (768,640)  (7,686)   7,686       -          -          -       -
Loss for the year
 ended October 31, 1994                 -        -        -       -          -     (8,831) (8831)
                                    -----     ----     ----    ----       ----       ----    ----
Balances, October 31, 1994        192,160    1,922   (1,922)      -          -     (8,831) (8831)
3:1, common stock split           384,320    3,843   (3,843)      -          -          -       -
Loss for the year
 ended October 31, 1995                 -        -        -       -          -     (7,861)(7,761)
                                   ------     ----     ----    ----       ----       ----    ----
Balances, October 31, 1995        576,480    5,765   (5,765)      -          -     (16592)(16592)
Issuance of common stock
 as follows:
- for cash at an average of
  $0.11 per share               1,320,859   13,209   133,150      -          -          - 146,359
- for services at an average
  of $0.08 per share              185,000    1,850    12,600      -          -          - 162,458
- for computer equipment at
  $0.01 per share                 150,000    1,500    13,500      -          -          -  15,000
- for mineral property at
  $0.01 per share                 900,000    9,000         -      -          -          -   9,000
Loss for the year ended
 October 31, 1996                       -        -         -      -          -     (40670)(40670)
                                    -----     ----      ----   ----       ----      -----   -----
Balances, October 31, 1996      3,132,339  $31,324  $153,485     $-        $ -	$(57,262)$127,547
                                 --------  -------	   -------   ----       --------  ------
Schedule continued on next page. See accompanying notes to these financial statements.
                    F/S-3
                             METALLINE MINING COMPANY
                          (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                                Accumulated
                                 Common Stock               Stock      Stock    Deficit
		                 --------------- Additional Sub-       Options  During Ex-
                                 Number of       Paid-in    scriptions and      ploration
                                 Shares   Amount Capital    Receivable Warrants Stage     Total
                                 ------    -----  -----     -------    -------- ------    -----
Balances, October 31, 1996      3,132,339  $31,324  $153,485   $  -     $ -	$(57262) $127547
Issuance of common stock
as follows:
- for cash at an average of
  $0.61 per share                 926,600    9,266   594,794      -       -          -   604,060
- for services at an average
  of $0.74 per share              291,300    2,913   159,545      -       -          -   162,458
- for payment of a loan at
  $0.32 per share                 100,200    1,002    30,528      -       -          -    31,530
Options issued as follows:
- 300,000 options for cash              -        -     3,000      -       -          -     3,000
Loss for year ended
 October 31, 1997                       -        -         -      -      -     (582,919)(582,919)
                                   ------   ------    ------    ----   ----    -------   ------
Balances, October 31, 1997      4,450,439   44,505   941,352      -      -     (640,181) 345,676
Issuance of common stock
 as follows:
- for cash at an average of
  $1.00 per share                 843,500    8,435   832,010       -     -          -    840,445
- for cash and receivables
  at $1.00 per share              555,000    5,550   519,450 (300,000)    -         -    225,000
- for services at an average
  of $0.53 per share               41,800      418    21,882	  -       -          -   22,300
- for mine data base at
  $1.63 per share                 200,000    2,000   323,000      -       -          -  325,000
Options issued or granted
 as follows:
- 1,200,000 options for cash            -        -   120,000      -       -          -  120,000

- for financing fees                    -        -         -       -  60,000         -   60,000
- for consulting fees                   -        -         -       - 117,000         -  117,000
Warrants issued for services            -        -         -       - 488,980  (488,980)       -
Loss for the year
 ended October 31, 1998                 -        -         -       -       -  (906,036)(906,036)
                                     ----     ----      ----     ---   -----    -------  -------
Balances, October 31, 1998        6090739   $60908  $2757694$(300000)$655980  $(2035197)$1149385
                                    ----     ----    ------    ----   -----    -------   ------
Schedule continued on next page.
See accompanying notes to these financial statements.
                                  F/S -4
                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                               (CONTINUED)

	                                                                        Accumulated
                                Common Stock                Stock      Stock    Deficit
		                ---------------  Additional Sub-       Options  During Ex-
                                Number of        Paid-in    scriptions and      ploration
                                Shares    Amount Capital    Receivable Warrants Stage      Total
                                ------    -----  -----      -------    -------- ------     -----
Balances, October 31, 1998    6,090,739  60,908	 2757694  (300,000)  665,980  (2035197)   1149385
Issuance of common stock
 as follows:
- for cash at an average
  of $1.04 per share           818,800    8,188	 842,712         -         -         -    850,900
- for drilling fees at
  $0.90 per share               55,556      556   49,444         -          -         -    50,000
Stock options and warrants
 activity as follows:
- exercise of options at
  $0.90 per share               250,000   2,500  267,500         -     (45,000)	      -   225,000
- issuance of options
  for financing fees                  -       -        -         -     216,000        -   216,000
- expiration of options               -       -   60,000         -     (60,000)       -         -
Stock subscription received           -       -        -   300,000           -        -   300,000
Loss for the year ended
 October 31, 1999                     -       -         -        -          -  (1423045)(1423045)
                                    ---     ---      ----    -----        ---   -------   ------
Balance at October 31, 1999     7215095	 $72152	  $3977350    $  -    $776980 $(3458242)$1368240
Exercise of options
 at $0.86 per share             950,000   9,500	  1,090,750      -   (288,000)        -   812,250
Issuance of common
 stock as follows:
- for cash at an average
  of $2.77 per share          1,440,500  14,405	  3,972,220      -          -         -	3,986,625
- for services at $1.28
  per share                     120,000   1,200    152,160       -          -         -   153,360
Issuance of common stock for
 equipment at $1.67 per share    15,000     150     24,850       -          -         -    25,000
Warrants issued for services          -       -          -       -     55,000         -    55,000
Loss for the year
 ended October 31, 2000               -       -          -       -          - (882,208)	(882.208)
                                   -----   ----       ----     ---     	-----   -------   ------
Balances, October 31, 2000     9,740,595 $97,407  $9217330    $  -   $543,980 $(4340450)$5518267
                                 -------  ------   -------     ---      -----   ------   -------
-------------------------------
Schedule continued on next page.
See accompanying note to these financial statements.
              F/S - 5
                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY
                             (CONTINUED)

	                                                                        Accumulated
                                 Common Stock               Stock      Stock    Deficit
		                 --------------- Additional Sub-       Options  During Ex-
                                 Number of       Paid-in    scriptions and      ploration
                                 Shares   Amount Capital    Receivable Warrants Stage     Total
                                 ------   -----  -----      -------    -------- ------    -----
Balances, October 31, 2000     9,740,595 $97,407 $9,217,330  $    -   $543980 $(4340450)$5518267
Warrants exercised at
 $0.75 per common share           20,000     200     25,560       -   (10,760)        -   15,000
Issuance of stock for cash
 at $2.00 per common share       250,000   2,500    494,076       -     3,424         -  500,000
Issuance of stock for cash of
 $210 and services valued at
 $2.05 per common share           21,000     210     43,260       -         -         -   43,470
Issuance of stock for cash of
 $180 and services valued at
 $2.05 per common share           18,000     180     36,720       -         -         -   36,900
Issuance of stock for services
 valued at $2.45 per common share  6,000      60     14,640       -         -         -   14,700
Stock issued for services valued
 at $1.50 per common share        12,000     120     17,880       -         -         -   18,000
Options issued for consulting fees     -       -          -       -   740,892         -  740,892
Warrants issued for consulting fees    -       -          -       -   144,791         -  144,791
Loss for the year ended
 October 31, 2001                      -       -          -       -        -  (2069390)(2069390)
                                  ------  ------     ------   -----    ----	------  -------
Balances, October 31, 2001    10,067,595 100,677  9,849,466       - 1422327  (6409840)  4962630
Issuance of stock for cash
 at $2.00 per common share        50,000     500     99,500       -       -         -   100,000
Loss for 3 months ended
 January 31, 2002                      -       -          -       -       -  (281,769)(281,769)
                                   ------   ----     -----    ----     ----    ------   ------
Balances, January 31, 2002    10,117,595 $101,177 $9948966    $   - $1422327 $(6691609)$4780861
                                 =======   ======  =======    ====  =======   =======    =====
See accompanying notes to these financial statements.
                       F/S - 6


                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                           Period from
                                   Three Months Ended      November 8, 1993
                                    ------------------     (Inception)
                                  January 31, January 31,  through
                                     2002        2001      January 31, 2002
                                  (Unaudited) (Unaudited)  (Unaudited)
                                   ---------   ---------    ---------
Cash flows from operating
 activities:
Net loss                               $(281,769) $(283,313) $(6,691,609)
Adjustments to reconcile net loss to
 cash used by operating activities:
 Depreciation                              6,238      7,124      122,894
 Stock and options given in
  exchange for services                        -          -    2,015,878
 Stock and options for
  operating expenses                           -          -      729,391

Changes in operating assets and
 liabilities:
(Increase) decrease in investments       277,888          -     (206,559)
(Increase) decrease in refunds
  receivable                                   -          -      (59,287)
(Increase) decrease in prepaid expenses	   3,020      2,120         (829)
(Increase) decrease in employee advances       -       (282)     (11,146)
Increase (decrease) in accounts payable    0,680     10,026       15,955
Increase (decrease) in
  accrued liabilities                        493      1,550       14,591
                                          ------     ------       ------
Net cash used by operating
 activities                               16,550   (282,775)  (4,070,721)
                                          ------     ------       ------
Cash flows from investing activities:
 Purchase of property and equipment      (27,000)    (6,583)    (161,128)
 Acquisition of mineral properties             -          -   (4,452,631)
                                          ------     ------       ------
Net cash used by
 investing activities                    (27,000)    (6,583)  (4,613,759)
                                          ------     ------       ------
Cash flows from financing activities:
 Proceeds from sales of common stock     100,000          -    7,752,312
 Proceeds from sales of options                -          -      935,250
 Deposits for sale of stock                    -          -       87,500
 Proceeds from shareholders' loans             -          -       30,000
                                          ------     ------       ------
Net cash provided by
 financing activities:                   100,000          -    8,805,062
                                          ------     ------       ------
Net increase (decrease) in cash           89,550   (269,358)     120,582
Cash beginning of period                  31,032    550,557            -
                                          ------     ------       ------
Cash at end of period                   $120,582   $281,199     $120,582
                                          ======     ======       ======
Supplemental cash flow disclosures:
 Income taxes paid in cash                     -          -      $ 9,599
 Interest paid in cash                         -          -            -

Non-cash financing activities:
Common stock issued for services               -          -     $473,175
Common stock issued for expenses               -          -     $326,527
Common stock issued for equipment              -          -     $ 40,000
Common stock issued for payment of debt        -          -     $ 80,000
Common stock options issued for services       -          -     $107,400
Common stock options issued for financing fees -          -     $276,000
-----------
See accompanying notes to these financial statements.
                F/S-7


               METALLINE MINING COMPANY
             AN EXPLORATION STAGE COMPANY
          NOTES TO THE FINANCIAL STATEMENTS
                  JANUARY 31, 2002

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

NOTE 1

Preferred Stock
--------------
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors.

Stock Option Plan
---------------
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors.

NOTE 2

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Majada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles' purchase of up to 250,000 shares of Metalline's common stock at $2.00 per share.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation.
                        F/S - 8



                  METALLINE MINING COMPANY
                AN EXPLORATION STAGE COMPANY

                     JANUARY 31, 2002

SIGNATURES

  In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          METALLINE MINING COMPANY

                          BY: /s/ Merlin Bingham
                              ------------------
                              Merlin Bingham, its President
                              Date: March 11, 2002

                          By: /s/ Wayne L. Schoonmaker
                              -----------------------
                              Wayne Schoonmaker, its
                              Principal Accounting Officer
                              Date: March 11, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Merlin Bingham        By: /s/ Jim Czirr
    ---------                     ---------
    Merlin Bingham                Jim Czirr
    Director                      Director
    Date: March 11, 2002          Date: March 11, 2002

By: /s/ Daniel Gorski         By: /s/ Wayne L. Schoonmaker
    ---------                     -----------
    Daniel Gorski                 Wayne Schoonmaker
    Vice President/Director       Secretary/Treasurer
    Date: March 11, 2002          Date: March 11, 2002

                          F/S - 9