Form 10-Q
period 2002-04-30
METALLINE MINING CO
filed 2002-06-12
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                ___________

                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 30, 2002
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______

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


              METALLINE MINING COMPANY QUARTERLY REPORT
               ON FORM 10-Q FOR THE QUARTERLY PERIOD
                        ENDED APRIL 30, 2002
      TABLE OF CONTENTS	               Page


PART I - FINANCIAL INFORMATION

 Item 1:  Consolidated Financial Statements . . . . . . . . . 1

 Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . .1

PART II - OTHER INFORMATION

 Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . 5

 Item 2:  Changes in Securities . . . . . . . . . . . . . . . 5

 Item 3:  Defaults upon Senior Securities . . . . . . . . . . 5

 Item 4:  Submission of Matters to a Vote of Security Holders 5

 Item 5:  Other Information . . . . . . . . . . . . . . . . . 5

 Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . .5

Index to Consolidated Financials . . . . . . . . . . . . . . .6

Signatures . . . . . . . . . . . . . . . . . . . . . . . .F/S-9


[The balance of this page has been intentionally left blank.]

                            (i)


                 PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

  The reviewed consolidated financial statements of the Company, for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

  The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2002.

  For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 2001 incorporated by reference herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2002.

Six months ended April 30, 2002 compared to the six months ended April 30, 2001:

  During the six months ended April 30, 2002, the Company realized other income of $52,910 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. Costs associated with the Sale of the ore totaled $160,806 for the six-month period ended April 30, 2002. There were no ore sales or associated costs in the six-month period ended April 30, 2001. General and administrative expenses decreased to $303,903 for the six-month period ended April 30, 2002 as compared to $1,496,718 for the six-month period ended April 30, 2001. The decrease is primarily due to a reduction in expenses of maintaining the property and a reduction in professional and consulting services. For the six months ended April 30, 2002, the Company experienced a loss of $408,884, or $0.04 per share, compared to a loss of $1,475,255, or $0.15 per share, during the comparable period in the previous year.

  LIQUIDITY AND CAPITAL RESOURCES.

  Metalline Mining Company (the "Company") is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining. The Company has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

  From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico, and the Company has dropped the Kadex Property claims.
                         Page 1
  The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued mining of zinc carbonate from the white zinc manto for delivery to Metalline's fertilizer clients, and drilling and sampling of the red zinc manto to define an ore reserve. The red zinc manto work is being conducted and funded by Penoles.

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

  The Sierra Mojada Property is comprised of eight concessions totaling 7,060 hectares (17,446 acres). The concessions were acquired by purchase agreements from the titled owners. The Company owns title to 100% of the concessions.

  The Sierra Mojada Mining District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border some 200 kilometers south of the Big Bend of the Rio Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

  Vehicle access from Torreon is by 250 kilometers on paved road to Sierra Mojada. There is a well maintained, 1200 meter, gravel airstrip. The District has high voltage electric power and is served by a rail line, which was constructed from Escalon to the district in 1891 and later connected to Monclova.

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

  In September of 1891 the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district. The main lead manto was nearly mined out by 1905, the same year that the discovery of the first silver-copper ore body was made. Additional discoveries of silver, silver-copper, and silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931additional lead manto silver-lead ore was discovered and mined to the southwest for some 1,400 meters under the Sierra Mojada range. This manto was eventually mined for more than 2 kilometers.

  By the mid 1920's many of the mines were under control of Penoles Corporations ("Penoles") and ASARCO Incorporated ("ASARCO"). ASARCO ceased mining in the district in the late 1930's. Both companies still owned properties during the 1940's and Penoles mined until the late 1950's when the Mineros Nortenos Cooperative acquired the Penoles properties. The Mineros Nortenos Cooperative
                    Page 2
("Mineros Nortenos") has operated the San Salvador, Encantada and Fronteriza mines since 1957 and direct shipped high-grade oxide zinc and lead-silver ore to smelters in Mexico.

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

  The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and high-grade mineralization. The oxide zinc ore of the red and white zinc mantos is amenable to treatment by solvent extraction electrowinning (SXEW) at a reduced cost of about 30% to the smelting process ($0.25 per pound for SXEW process and $0.35 per pound by smelter process). Sierra Mojada has the potential to become one of the world's largest zinc mines and the lowest cost producer.

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

  On the 15th of November, 2001 Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La
                     Page 3
Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Majada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years. The study is to be of sufficient detail and quality to be used to secure debt financing for the development and operation of the project. Minas Penoles is committed to complete US $1,000,000 (one million US Dollars) of Qualified Expenditures on the Property as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalin and 3 from Minas Penoles.

  During the six months ended April 30, 2002, Metalline received reimbursement of $50,944 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

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

  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At January 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
                       Page 4
  In September 2000, the FASB issued SFAS No.140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No.140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

  In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1,2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the non-amortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

  CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2002 WERE AS FOLLOWS:

  During the six-month period ended April 30, 2002, the Company's cash position increased by $53,645, to $84,677. In addition, short-term investments readily convertible to cash decreased by $377,288 to $107,159. During the six-month period, the Company used $395,426 in operating activities, not including the liquidation and transfer to cash of $377,288 in short-term investments. In addition, the Company realized $100,000 from the sale of Company stock. The only use of cash other than for operating activities was the purchase of property for $28,217.

                    PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES.

  Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 50,000 shares of its common stock at a price of $2.00 per share in the six-month period ended April 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  In February 2001 a notice of annual meeting and proxy statement were mailed to shareholders of record January 5, 2001 regarding matters to be considered at the annual shareholders meeting held March 1, 2001. Matters considered were
(1) election of directors, (2) consideration and approval of the Company's
                    Page 5
2001 Stock Option Plan, (3) consideration and approval of a proposed amendment to the Company's Articles of Incorporation to authorize a class of Preferred Shares, (4) election of outside auditors. There have been no matters submitted to a vote of security holders since March 1, 2001.

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

    [The balance of this page has been intentionally left blank.]
                   Page 6

                         METALLINE MINING COMPANY

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                             PAGE

Consolidated Balance Sheets as of April 30, 2002
 and October 31, 2001 . . . . . . . . . . . . . . . . . . . . . F/S-1

Consolidated Statements of Operations for the three and
 six-month period ended April 30, 2002 and April 30, 2001,
 and for the period from inception (November 8, 1993)
 to April 30, 2002 . . . . . . . . . . . . . . . . . . . . . .  F/S-2

Consolidated Statements of Changes in Stockholder's Equity
 for the period from inception (November 8, 1993)
 to April 30, 2002 . . . . . . . . . . . . . . . . . . . . . .  F/S-3

Consolidated Statements of Cash Flow for the six-month
 periods ended April 30, 2002 and April 30, 2001, and for
 the period from inception (November 8, 1993) to
 April 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . F/S-8

Notes to Consolidated Financial Statements . . . . . . . . . . .F/S-9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . F/S-10

  [The balance of this page has been intentionally left blank.]
              Page 6


                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS

                                                 April 30,      October 31,
                                                   2002            2001
                                                (Unaudited)
                                                -----------     ----------
ASSETS

CURRENT ASSETS
  Cash                                           $ 84,677        $ 31,032
  Investments                                     107,159         484,447
  Foreign Tax Refund Receivable                    59,288          59,288
  Prepaid expenses                                  3,607           3,849
  Employee advances                                11,146          11,146
                                                  -------         -------
    Total Current Assets                          265,877         589,762
                                                  -------         -------
MINERAL PROPERTIES                              4,334,767       4,334,767
                                                ---------       ---------
PROPERTY AND EQUIPMENT
  Office and mining equipment                     202,346         174,129
  Less: Accumulated depreciation                 (129,132)       (116,655)
                                                  -------         -------
    Total Property and Equipment                   73,214          57,474
                                                   ------         -------
TOTAL ASSETS                                  $ 4,673,858     $ 4,982,003
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $5,245         $ 5,275
  Accrued liabilities                              14,867          14,098
                                                   ------          ------
    Total Current Liabilities                      20,112          19,373
                                                   ------          ------
COMMITMENTS AND CONTINGENCIES                           -               -
                                                   ------          ------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value;
   50,000,000 shares authorized,
   10,117,595 and 10,067,595 shares
   issued and outstanding
   respectively.                                   101,177         100,677
  Additional paid-in capital                     9,948,966       9,849,466
  Stock options and warrants                     1,422,327       1,422,327
  Deficit accumulated during
   exploration stage                            (6,818,724)     (6,409,840)
                                                 ---------       ---------
    Total Stockholders' Equity                   4,653,746       4,962,630
	                                     ---------       ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $4,673,858      $4,982,003
	==========	=========
See accompanying notes to these financial statements.

                F/S-1


                           METALLINE MINING COMPANY
                        (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                       Three Months Ended            Six Months Ended            November 8, 1993
                                       ------------------            ----------------            (Inception)
                                    April 30,    April 30,          April 30,    April 30        through
                                    2002         2001               2002         2001            April 30, 2002
                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)     (Unaudited)
                                    -----------  ----------         ----------   -----------     -----------
REVENUES                              $    -       $     -            $     -      $     -         $     -
                                      ------       -------            -------      -------         -------
GENERAL AND ADMINISTRATIVE
  EXPENSES
  Salaries                            54,000        54,000            108,000      108,000         998,874
  Office and Administrative           14,638        36,599             42,344       68,650         333,616
  Taxes and fees                         154        15,196             23,283       36,408         131,961
  Professional services                2,702       973,580             86,800    1,018,433       3,237,861
  Property expenses                    7,485        94,174              7,485      210,622       1,441,961
  Marketing and research              22,105        30,567             23,515       40,356         191,089
  Financing Costs                          -             -                  -            -         276,000
  Depreciation                         6,238         7,125             12,476       14,249         129,162
                                      ------       -------            -------     --------       ---------
    Total Expenses                   107,322     1,211,241            303,903    1,496,718       6,740,524
                                     -------     ---------            -------    ---------       ---------
OPERATING LOSS                      (107,322)   (1,211,241)          (303,903)  (1,496,718)     (6,740,524)
                                     -------     ---------            -------    ---------       ---------
OTHER INCOME (EXPENSES)
  Misc. ore sales, net of expenses   (20,548)            -           (107,896)           -         (93,778)
  Interest income                        755         2,089              2,851        4,253          25,093
  Interest expense                         -             -                  -            -          (9,599)
  Miscellaneous income                     -        17,210                 64       17,210              84
                                     -------       -------            -------      -------        --------
    Total other income (expense)     (19,793)       19,299           (104,981)      21,463         (78,200)
                                      ------       -------            -------      -------        --------
LOSS BEFORE INCOME TAXES           $(127,115)  $(1,191,942)         $(408,884) $(1,475,255)    $(6,818,724)
                                    ========     =========            =======    =========       =========
See accompanying notes to these financial statements.

			F/S-2
                              METALLINE MINING COMPANY
                           (AN EXPLORATION STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                       Three Months Ended            Six Months Ended            November 8, 1993
                                       ------------------            ----------------            (Inception)
                                    April 30,    April 30,          April 30,    April 30        through
                                    2002         2001               2002         2001            April 30, 2002
                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)     (Unaudited)
                                    -----------  ----------         ----------   -----------     -----------
LOSS BEFORE INCOME TAXES
 (carried forward)                  $(127,115)    $(1,191,942)      $(408,884)   $(1,475,255)     $(6,818,724)
INCOME TAXES                                -               -               -              -                -
                                      -------       ---------         -------      ---------        ---------
NET LOSS                            $(127,115)    $(1,191,942)      $(408,884)   $(1,475,255)     $(6,818,724)
                                      =======       =========         =======      =========        =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED                    $(0.01)         $(0.12)         $(0.04)        $(0.15)          $(1.38)
                                       ======          ======          ======         ======           ======
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED                10,117,595       9,774,928      10,090,322      9,757,762        4,946,346
                                   ==========       =========      ==========      =========        =========
---------------------
See accompanying notes to these financial statements.

                     F/S-3


                                    METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                          Common Stock                     Stock       Stock     Deficit
                                       -----------------     Additional    Sub-        Options   During Ex-
                                      Number of              Paid-in       scriptions  and       ploration
                                      Shares      Amount     Capital       Receivable  Warrants  Stage          Total
                                      ---------   --------   ----------    ----------  --------  ---------     -------
Common stock issuance
  prior to inception (no value)        960,800     $ 9,608    $(9,608)        $    -    $    -    $     -       $    -
1:5 reverse common stock split        (768,640)     (7,686)     7,686              -         -          -            -
Loss for the year ended
  October 31, 1994                           -           -          -              -         -     (8,831)     (8,831)
                                       -------       -----      -----          -----      ----      -----       -----
Balances, October 31, 1994             192,160       1,922     (1,922)             -         -     (8,831)     (8,831)
3:1, common stock split                384,320       3,843     (3,843)             -         -          -           -
Loss for the year
  ended October 31, 1995                     -           -          -              -         -     (7,861)     (7,761)
                                       -------       -----      -----          -----      ----      -----       -----
Balances, October 31, 1995             576,480       5,765     (5,765)             -         -    (16,592)    (16,592)

Issuance of common stock as follows:
- for cash at an average of
  $0.11 per share                    1,320,859      13,209    133,150              -         -          -     146,359
- for services at an average
  of $0.08 per share                   185,000       1,850     12,600              -         -          -     162,458
- for computer equipment
  at $0.01 per share                   150,000       1,500     13,500              -         -          -      15,000
- for mineral property
  at $0.01 per share                   900,000       9,000          -              -         -          -       9,000
Loss for the year
  ended October 31, 1996                     -           -          -              -         -    (40,670)    (40,670)
                                        ------      ------     ------          -----     -----     ------      ------
Balances, October 31, 1996           3,132,339     $31,324   $153,485          $   -     $   -   $(57,262)   $127,547
                                     ---------      ------    -------           ----      ----     ------     -------
--------------
Schedule continued on next page.
See accompanying notes to these financial statements.

                      F/S-4
                                    METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (CONTINUED)

                                                                                                 Accumulated
                                          Common Stock                     Stock       Stock     Deficit
                                       -----------------     Additional    Sub-        Options   During Ex-
                                      Number of              Paid-in       scriptions  and       ploration
                                      Shares      Amount     Capital       Receivable  Warrants  Stage          Total
                                      ---------   --------   ----------    ----------  --------  ---------     -------
Balances, October 31, 1996           3,132,339    $31,324    $153,485      $   -       $   -     $(57,262)    $127,547
Issuance of common stock as follows:
- for cash at an average
  of $0.61 per share                   926,600      9,266     594,794          -           -            -      604,060
- for services at an average
  of $0.74 per share                   291,300      2,913     159,545          -           -            -      162,458
- for payment of a loan
  at $0.32 per share                   100,200      1,002      30,528          -           -            -       31,530
Options issued as follows:
- 300,000 options for cash                   -          -       3,000          -           -            -        3,000
Loss for year ended October 31, 1997         -          -           -          -           -     (582,919)    (582,919)
                                       -------      -----      ------       ----        ----      -------      -------
Balances, October 31, 1997           4,450,439     44,505     941,352          -           -     (640,181)     345,676
Issuance of common stock as follows:
- for cash at an average
  of $1.00 per share                   843,500      8,435     832,010          -           -            -      840,445
- for cash and receivables
  at $1.00 per share                   555,000      5,550     519,450   (300,000)          -            -      225,000
- for services at an average
  of $0.53 per share                    41,800        418      21,882          -           -            -       22,300
- for mine data base
  at $1.63 per share                   200,000      2,000     323,000          -           -            -      325,000
Options issued or granted as follows:
- 1,200,000 options for cash                 -          -     120,000          -           -            -      120,000
- for financing fees                         -          -           -          -      60,000            -       60,000
- for consulting fees                        -          -           -          -     117,000            -      117,000
Warrants issued for services                 -          -           -          -     488,980     (488,980)           -
Loss for the year
  ended October 31, 1998                     -          -           -          -           -     (906,036)    (906,036)
                                       -------     ------      ------     ------      ------      -------      -------
Balances, October 31, 1998           6,090,739    $60,908  $2,757,694  $(300,000)   $655,980  $(2,035,197)  $1,149,385
                                     ---------     ------   ---------    -------     -------    ---------    ---------
Schedule continued on next page.
See accompanying notes to these financial statements.

                        F/S-5
                                    METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (CONTINUED)

                                                                                                 Accumulated
                                          Common Stock                     Stock       Stock     Deficit
                                       -----------------     Additional    Sub-        Options   During Ex-
                                     Number of               Paid-in       scriptions  and       ploration
                                     Shares       Amount     Capital       Receivable  Warrants  Stage         Total
                                     ---------    --------   ----------    ----------  --------  ---------    -------
Balances, October 31, 1998            6,090,739    60,908     2,757,694    (300,000)   665,980  (2,035,197)  1,149,385
Issuance of common stock as follows:
- for cash at an average
  of $1.04 per share                    818,800     8,188       842,712           -          -           -     850,900
- for drilling fees
  at $0.90 per share                     55,556       556        49,444           -          -           -      50,000
Stock options and warrants
 activity as follows:
- exercise of options
  at $0.90 per share                    250,000     2,500       267,500           -    (45,000)          -     225,000
- issuance of options
  for financing fees                          -         -             -           -    216,000           -     216,000
- expiration of options                       -         -        60,000           -    (60,000)          -           -
Stock subscription received                   -         -             -     300,000          -           -     300,000
Loss for the year
  ended October 31, 1999                      -         -             -           -          -  (1,423,045)   (1423045)
                                        -------     -----       -------     -------     ------   ---------     -------
Balance at October 31, 1999           7,215,095   $72,152    $3,977,350       $   -   $776,980 $(3,458,242) $1,368,240
Exercise of options
  at $0.86 per share                    950,000     9,500     1,090,750           -   (288,000)          -     812,250
Issuance of common stock as follows:
- for cash at an average
  of $2.77 per share                  1,440,500    14,405     3,972,220           -          -           -   3,986,625
- for services at $1.28 per share       120,000     1,200       152,160           -          -           -     153,360
Issuance of common stock for
 equipment at $1.67 per share            15,000       150        24,850           -          -           -      25,000
Warrants issued for services                  -         -             -           -     55,000           -      55,000
Loss for the year
  ended October 31, 2000                      -         -             -           -          -    (882,208)   (882.208)
                                       --------    ------      --------       -----    -------     -------     -------
Balances, October 31, 2000            9,740,595   $97,407    $9,217,330       $   -   $543,980 $(4,340,450) $5,518,267
                                      ---------    ------     ---------       -----    -------   ---------   ---------
-------------------------------
Schedule continued on next page.
See accompanying note to these financial statements.

                    F/S-6
                                    METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (CONTINUED)

                                                                                                Accumulated
                                          Common Stock                    Stock       Stock     Deficit
                                       -----------------    Additional    Sub-        Options   During Ex-
                                     Number of              Paid-in       scriptions  and       ploration
                                     Shares      Amount     Capital       Receivable  Warrants  Stage         Total
                                     ---------   --------   ----------    ----------  --------  ---------    -------
Balances, October 31, 2000           9,740,595    $97,407   $9,217,330        $   -   $543,980 $(4,340,450)  $5,518,267
Warrants exercised at
  $0.75 per common share                20,000        200       25,560            -    (10,760)          -       15,000
Issuance of stock for cash
  at $2.00 per common share            250,000      2,500      494,076            -      3,424           -      500,000
Issuance of stock for cash
  of $210 and services valued
  at $2.05 per common share             21,000        210       43,260            -          -           -       43,470
Issuance of stock for cash
  of $180 and services valued
  at $2.05 per common share             18,000        180       36,720            -          -           -      36,900
Issuance of stock for services
  valued at $2.45 per common share       6,000         60       14,640            -          -           -      14,700
Stock issued for services valued
  at $1.50 per common share             12,000        120       17,880            -          -           -      18,000
Options issued for consulting fees           -          -            -            -    740,892           -     740,892
Warrants issued for consulting fees          -          -            -            -    144,791           -     144,791
Loss for the year
  ended October 31, 2001                     -          -            -            -          -  (2,069,390) (2,069,390)
                                       -------      -----       ------        -----    -------   ---------   ---------
Balances, October 31, 2001          10,067,595    100,677    9,849,466            -  1,422,327  (6,409,840)  4,962,630
Issuance of stock for cash
  at $2.00 per common share             50,000        500       99,500            -          -           -     100,000
Loss for 6 months
  ended April 30, 2002                       -          -            -            -          -    (408,884)   (408,884)
                                    ----------   --------    ---------       ------   --------     -------     -------
Balances,
  April 30, 2002 (unaudited)        10,117,595   $101,177   $9,948,966      $    -  $1,422,327 $(6,818,724)$(4,653,746)
                                    ==========   ========   ==========      ======  ==========  ==========  ==========
See accompanying notes to these financial statements.

                        F/S-7



                        METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Period from
                                                               Six Months Ended         November 8, 1993
                                                               ------------------       (Inception)
                                                           April 30,     April 30,      through
                                                           2002          2001           April 30, 2002
                                                           (Unaudited)   (Unaudited)    (Unaudited)
                                                            -----------   ------------   -------------
Cash flows from operating activities:
Net loss                                                    $(408,884)    $(1,475,255)    $(6,818,724)
Adjustments to reconcile net loss to
 cash used by operating activities:
   Depreciation                                                12,477          14,249         129,133
   Stock and options given in exchange for services                 -         871,360       2,015,878
   Stock and options for operating expenses                         -               -         729,391

Changes in operating assets and liabilities:
   (Increase) decrease in investments                         377,288               -        (107,159)
   (Increase) decrease in refunds receivable                        -         487,949        ( 59,287)
   (Increase) decrease in prepaid expenses                        242            (835)         (3,607)
   (Increase) decrease in employee advances                         -            (282)        (11,146)
   Increase (decrease) in accounts payable                        (30)          4,216           5,245
   Increase (decrease) in accrued liabilities                     769           1,344          14,867
                                                             --------         -------         -------
Net cash used by operating activities                         (18,138)        (97,254)     (4,105,409)
                                                              -------         -------         -------
Cash flows from investing activities:
   Purchase of property and equipment                         (28,217)         (6,583)       (162,345)
   Acquisition of mineral properties                                -         (11,500)     (4,452,631)
                                                              -------         -------         -------
Net cash used by investing activities                         (28,217)        (18,083)     (4,614,976)
                                                              -------         -------         -------
-------------------------------
Schedule continued on next page.
See accompanying note to these financial statements.

                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Period from
                                                               Six Months Ended         November 8, 1993
                                                               ------------------       (Inception)
                                                           April 30,     April 30,      through
                                                           2002          2001           April 30, 2002
                                                           (Unaudited)   (Unaudited)    (Unaudited)
                                                            -----------   ------------   -------------
Net cash used by investing activities                         (28,217)        (18,083)     (4,614,976)
                                                              -------         -------         -------
Cash flows from financing activities:
   Proceeds from sales of common stock                        100,000          15,210       7,752,312
   Proceeds from sales of options                                   -               -         935,250
   Deposits for sale of stock                                       -               -          87,500
   Proceeds from shareholders' loans                                -               -          30,000
                                                              -------         -------         -------
Net cash provided by financing activities:                    100,000          15,210       8,805,062
                                                              -------         -------         -------
Net increase (decrease) in cash                                53,645        (100,127)         84,677
Cash beginning of period                                       31,032         550,557               -
                                                             --------         -------         -------
Cash at end of period                                         $84,677        $450,430         $84,677
                                                              =======         =======         =======
Supplemental cash flow disclosures:
   Income taxes paid in cash                                        -               -          $9,599
   Interest paid in cash                                            -               -               -

Non-cash financing activities:
Common stock issued for services                                    -               -        $586,215
Common stock issued for expenses                                    -               -        $326,527
Common stock issued for equipment                                   -               -         $40,000
Common stock issued for payment of debt                             -               -         $80,000
Common stock options issued for services                            -         540,000        $740,892
Common stock options issued for financing fees                      -               -        $276,000
Common stock warrants issued for services                           -               -        $688,771

See accompanying notes to these financial statements.

                          F/S-8


                     METALLINE MINING COMPANY
                    An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                            April 30, 2002

The interim consolidated financial statements of Metalline Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented no misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001.

The consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1

Preferred Stock
------------
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors.

Stock Option Plan
-----------
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors.

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

During the six months ended April 30, 2002, Metalline received reimbursement of $50,944 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation.
F/S-9



                         METALLINE MINING COMPANY
                       An Exploration Stage Company

                               April 30, 2002


                                  SIGNATURES

  In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METALLINE MINING COMPANY

                                   BY:   /s/ Merlin Bingham
                                         ------------------------
                                         Merlin Bingham, its President
                                         Date:  June 11, 2002

                                   By:   /s/ Wayne L. Schoonmaker
                                         -------------------------
                                         Wayne Schoonmaker, its
                                         Principal Accounting Officer
                                         Date:  June 11, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By:   /s/ Merlin Bingham                     By:   /s/ Daniel Gorski
      ------------------------                     -----------------------
      Merlin Bingham                               Daniel Gorski
      Director                                     Vice President/Director
      Date: June 11, 2002                          Date: June 11, 2002

By:   /s/ Wayne L. Schoonmaker
      -------------------------
      Wayne Schoonmaker
      Secretary/Treasurer
      Date: June 11, 2002

                                F/S-10