Form 10-Q
period 2002-07-31
METALLINE MINING CO
filed 2002-09-12
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 2002
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JULY 31, 2002

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

  Item 3:  Defaults upon Senior Securities . . . . . . 6

  Item 4:  Submission of Matters to a
           Vote of Security Holders . . . . . . . . . .6

  Item 5:  Other Information . . . . . . . . . . . . . 6

  Item 6:  Exhibits and Reports on Form 8-K . . . . . .6

Index to Consolidated Financials . . . . . . . . . . . 7

Signatures . . . . . . . . . . . . . . . . . . . .F/S-11

[The balance of this page has been intentionally left blank.]
                            (i)


                 PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

The reviewed consolidated financial statements of the Company, for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 31, 2001 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2002.

Nine months ended July 31, 2002 compared to the nine months ended
July 31, 2001:

During the nine months ended July 31, 2002, the Company realized other income of $73,894 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. Costs associated with the Sale of the ore totaled $154,219 for the nine-month period ended July 31, 2002. There were ore sales of $66,033 in the nine-month period ended July 31, 2001. General and administrative expenses decreased to $442,774 for the nine-month period ended July 31, 2002 as compared to $1,965,557 for the nine-month period ended July 31, 2001. The decrease is primarily due to a reduction in expenses of maintaining the property and a reduction in professional and consulting services. For the nine months ended July 31, 2002, the Company experienced a loss of $519,970, or $0.05 per share, compared to a loss of $1,893,763, or $0.19 per share, during the comparable period in the previous year.

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

Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2001 financial statements relative to a going concern uncertainty. The Company financed its obligations during the 2000-2001 fiscal year by its sale of 270,000 shares at prices ranging between $0.75 and $2.00 per share. During the current period, the Company has realized $208,750 from the sale of 146,000 shares at prices ranging from $1.50 to $2.00 per share.

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

The initial discovery of silver ore in the Sierra Mojada Property was made in 1879. Over the next 12 years, numerous small mines developed along an oxidized silver lead ore body known as the "lead manto" (a bed, layer or strata). The lead manto was mined continuously for 3 kilometers and discontinuously for another 2 kilometers. Ore was selectively mined and hauled by wagon to Escalon on the railroad main line from El Paso to Mexico City; from there it went to smelters in Mexico and the United States.

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

On the 15th of November, 2001 Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La
                             Page 3
Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Mojada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years. The study is to be of sufficient detail and quality to be used to secure debt financing for the development and operation of the project. Minas Penoles is committed to complete US $1,000,000 (one million US Dollars) of Qualified Expenditures on the Property as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalin and 3 from Minas Penoles.

During the nine months ended July 31, 2002, Metalline received reimbursement of $134,287 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

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

  CASH FLOWS FOR THE NINE MONTHS ENDED
  JULY 31, 2002 WERE AS FOLLOWS:

During the nine-month period ended July 31, 2002, the Company's cash position increased by $48,991, to $80,023. In addition, short-term investments readily convertible to cash decreased by $107,159, which depleted these funds. During the nine-month period, the Company used $492,757 in operating activities, not including the liquidation and transfer to cash of $107,159 in short-term investments. In addition, the Company realized $208,750 from the sale of Company stock. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which $149,616 remains to be paid under the Property and Equipment Purchase Agreement.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 50,000 shares of its common stock at a price of $2.00 per share and 96,000 shares at a price of $1.50 in the nine-month period ended July 31, 2002.

During the third quarter the Company sold 96,000 units comprised of one share of common stock and a warrant for 1/3 of a share of common stock at $1.50 per unit. The value of the warrants was determined to be $0.09 per warrant, using the Black Scholes pricing calculator with an adjustment made to reflect the 1/3 of a share.
                 Page 5
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

                   METALLINE MINING COMPANY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 July 31, 2002 and October 31, 2001 . . . . . . F/S-1

Consolidated Statements of Operations
 for the three and nine-month period
 ended July 31, 2002 and July31, 2001, and for
 the period from inception (November 8, 1993)
 to July 31, 2002 . . . . . . . . . . . . . . . F/S-2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to July 31, 2002 . . . . . . . . . . . . . . . F/S-4

Consolidated Statements of Cash Flow for
 the nine-month periods ended July 31, 2002
 and July 31, 2001, and for the period from
 inception (November 8, 1993) to
 July 31, 2002 . . . . . . . . . . . . . . . . .F/S-8

Notes to Consolidated
 Financial Statements . . . . . . . . . . . . . F/S-9

Signatures . . . . . . . . . . . . . . . . . . F/S-11

[The balance of this page has been intentionally left blank.]
                              Page 7


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                                         July 31,     October 31,
                                         2002         2001
                                         (Unaudited)
                                         -----------  ----------
ASSETS
CURRENT ASSETS
 Cash                                    $ 80,023     $ 31,032
 Investments                                    0      484,447
 Foreign Tax Refund Receivable             59,288       59,288
 Prepaid expenses                           2,031        3,849
 Employee advances                         11,146       11,146
                                          -------      -------
  Total Current Assets                    152,488      589,762
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Land-Non Mineral                          15,839            0
 Buildings and Structures                 141,061            0
 Office and mining equipment              318,295      174,129
 Less: Accumulated depreciation          (143,501)    (116,655)
                                          -------      -------
  Total Property and Equipment            331,694       57,474
                                          -------      -------
TOTAL ASSETS                           $4,818,949   $4,982,003
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                         July 31,     October 31,
                                         2002         2001
                                         (Unaudited)
                                         -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                          $3,448       $5,275
 Accrued liabilities                       14,475       14,098
 Contracts Payable                        149,616            0
                                          -------       ------
  Total Current Liabilities               169,616       19,373
                                          -------       ------
COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  0 shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  10,213,595 and 10,067,595 shares
  issued and outstanding
  respectively.                           102,137      100,677
 Additional paid-in capital            10,089,126    9,849,466
 Stock options and warrants             1,425,207    1,422,327
 Stock Subscriptions                      (35,250)           0
 Deficit accumulated during
  exploration stage                    (6,929,810)  (6,409,840)
	----------	---------
   Total Stockholders' Equity           4,651,410    4,962,630
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $4,818,949   $4,982,003
                                        =========    =========
See accompanying notes to these financial statements.

                            F/S-1


                        METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Six Months Ended        November 8, 1993
                                  ------------------       ----------------       (Inception)
                               July 31,      July 31,    July 31,    July 31,      through
                               2002          2001        2002        2001          July 31, 2002
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited)   (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
REVENUES                          $    -        $    -      $    -     $     -       $         -
                                  ------        ------      ------     -------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries                         54,000        54,000     162,000     162,000         1,052,874
 Office and Administrative         5,502        26,936      47,846      95,586           339,118
 Taxes and fees                   25,385         8,989      48,668      45,397           157,346
 Professional services            11,137       290,112      97,937   1,308,545         3,248,998
 Property expenses                20,435        62,183      27,920     272,805         1,462,396
 Marketing and research            8,043        19,495      31,558      59,851           198,697
 Financing Costs                       -             -           -           -           276,000
 Depreciation                     14,369         7,124      26,845      21,373           143,966
                                  ------       -------     -------   ---------         ---------
    Total Expenses               138,871       468,839     442,774   1,965,557         6,879,395
                                 -------       -------     -------   ---------         ---------
OPERATING LOSS                  (138,871)     (468,839)   (442,774) (1,965,557)       (6,879,395)
                                 -------       -------     -------   ---------         ---------
OTHER INCOME (EXPENSES)
 Misc. ore sales,
  net of expenses                 27,571             -     (80,325)          -           (66,207)
 Interest income                     214         1,508       3,065       5,761             5,307
 Interest expense                      -             -           -           -            (9,599)
 Miscellaneous income                  -        48,823          64      66,033                84
                                 -------       -------     -------   ---------         ---------
Total other income (expense)      27,785        50,331     (77,196)     71,794           (50,415)
                                 -------       -------     -------   ---------         ---------
LOSS BEFORE INCOME TAXES       $(111,086)    $(418,508)  $(519,970) $(1,893,763)     $(6,929,810)
                               ========       ========     =======    =========        =========
See accompanying notes to these financial statements.		F/S-2

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Six Months Ended        November 8, 1993
                                  ------------------       ----------------       (Inception)
                               July 31,      July 31,    July 31,    July 31,      through
                               2002          2001        2002        2001          July 31, 2002
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited)   (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
LOSS BEFORE INCOME TAXES
 (carried forward)             $(111,086)    $(418,508)  $(519,970)  $(1,893,763)  $(6,929,810)
INCOME TAXES                           -             -           -             -             -
                                 -------       -------     -------     ---------     ---------
NET LOSS                       $(111,086)    $(418,508)  $(519,970)  $(1,893,763)  $(6,929,810)
                                 =======       =======     =======     =========     =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.01)    $   (0.04)  $   (0.05)  $     (0.19)  $     (1.36)
                                 =======       =======     =======     =========     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           10,174,595     9,854,595  10,131,039     9,773,387     4,950,593
                              ==========     =========  ==========     =========     =========

See accompanying notes to these financial statements.
                             F/S-3


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                 Common Stock                 Stock      Stock     Deficit
                                ---------------   Additional  Sub-       Options   During Ex-
                              Number of           Paid-in     scriptions and       ploration
                              Shares     Amount   Capital     Receivable Warrants  Stage      Total
                              --------   ------   -------     ---------- --------  ---------  -----
Common stock issuance prior
 to inception (no value)        960,800   $9,608    $(9,608)     $    -     $   -   $     -  $    -
1:5 reverse common stock split (768,640)  (7,686)     7,686           -         -         -       -
Loss for the year ended
 October 31, 1994                     -        -          -           -         -    (8,831) (8,831)
                                -------    -----      -----       -----     -----     -----   -----
Balances, October 31, 1994      192,160    1,922     (1,922)          -         -    (8,831) (8,831)
3:1, common stock split         384,320    3,843     (3,843)          -         -         -       -

Loss for the year ended
 October 31, 1995                     -        -          -           -         -    (7,861) (7,761)
                                -------    -----      -----       -----     -----     -----   -----
Balances, October 31, 1995      576,480    5,765     (5,765)          -         -   (16,592)(16,592)

Issuance of common stock as follows:
- for cash at an average
  of $0.11 per share          1,320,859   13,209    133,150           -         -         - 146,359
- for services at an average
  of $0.08 per share            185,000    1,850     12,600           -         -         - 162,458
- for computer equipment
  at $0.01 per share            150,000    1,500     13,500           -         -         -  15,000
- for mineral property
  at $0.01 per share            900,000    9,000          -           -         -         -   9,000
Loss for the year
 ended October 31, 1996               -        -          -           -         -   (40,670)(40,670)
                               --------    -----     ------        ----      ----    ------  ------
Balances, October 31, 1996	3,132,339  $31,324   $153,485       $   -     $   -  $(57,262)$127,547
                               --------   ------    -------        ----      ----    ------  -------
Schedule continued on next page. See accompanying notes to these financial statements.
                                                   F/S-4
                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                 Common Stock                 Stock      Stock     Deficit
                                ---------------   Additional  Sub-       Options   During Ex-
                              Number of           Paid-in     scriptions and       ploration
                              Shares     Amount   Capital     Receivable Warrants  Stage      Total
                              --------   ------   -------     ---------- --------  ---------  -----
Balances, October 31, 1996    3,132,339  $31,324   $153,485   $     -    $   -   $(57,262)  $127,547
Issuance of common stock
 as follows:
- for cash at an average
   of $0.61 per share           926,600    9,266    594,794         -        -          -    604,060
- for services at an average
   of $0.74 per share           291,300    2,913    159,545         -        -          -    162,458
- for payment of a loan
   at $0.32 per share           100,200    1,002     30,528         -        -          -     31,530
Options issued as follows:
- 300,000 options for cash            -        -      3,000         -        -          -      3,000
Loss for year ended
 October 31, 1997                     -        -          -         -        -   (582,919)  (582,919)
                                -------    -----     ------     -----     ----    -------    -------
Balances, October 31, 1997    4,450,439   44,505    941,352         -        -   (640,181)   345,676
Issuance of common stock
 as follows:
- for cash at an average
   of $1.00 per share           843,500    8,435    832,010         -        -          -    840,445
- for cash and receivables
   at $1.00 per share           555,000    5,550    519,450  (300,000)       -          -    225,000
- for services at an average
   of $0.53 per share            41,800      418     21,882         -        -          -     22,300
- for mine data base
   at $1.63 per share           200,000    2,000    323,000         -        -          -    325,000
Options issued or
 granted as follows:
- 1,200,000 options for cash          -        -    120,000         -        -          -    120,000
- for financing fees                  -        -          -         -   60,000          -     60,000
- for consulting fees                 -        -          -         -  117,000          -    117,000
Warrants issued for services          -        -          -         -  488,980   (488,980)         -
Loss for the year
 ended October 31, 1998               -        -          -         -        -   (906,036)  (906,036)
                                   ----     ----      -----      ----   ------    -------    -------
Balances, October 31, 1998    6,090,739  $60,908 $2,757,694 $(300,000)$655,980$(2,035,197)$1,149,385
                              ---------   ------  ---------   -------  -------  ---------  ---------
Schedule continued on next page.
See accompanying notes to these financial statements.		F/S -5

                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accumulated
                              Common Stock                Stock      Stock     Deficit
                             ---------------   Additional Sub-       Options   During Ex-
                           Number of           Paid-in    scriptions and       ploration
                           Shares     Amount   Capital    Receivable Warrants  Stage      Total
                           --------   ------   -------    ---------- --------  ---------  -----
Balances, October 31, 1998 6,090,739  $60,908  2,757,694  (300,000)   665,980 (2,035,197) 1,149,385
Issuance of common stock
 as follows:
- for cash at an average
   of $1.04 per share        818,800    8,188    842,712         -          -          -    850,900
- for drilling fees
   at $0.90 per share         55,556      556     49,444         -          -          -     50,000
Stock options and warrants
 activity as follows:
- exercise of options
   at $0.90 per share        250,000    2,500    267,500         -    (45,000)         -    225,000
- issuance of options
   for financing fees              -        -          -         -    216,000          -    216,000
- expiration of options            -        -     60,000         -    (60,000)         -          -
Stock subscription received        -        -          -   300,000          -          -    300,000
Loss for the year ended
 October 31, 1999                  -        -          -         -          - (1,423,045)(1,423,045)
                               -----    -----      -----    ------      -----   --------  ---------
Balance at October 31,1999 7,215,095  $72,152 $3,977,350     $   -   $776,980$(3,458,242)$1,368,240
Exercise of options
 at $0.86 per share          950,000    9,500  1,090,750         -   (288,000)         -    812,250
Issuance of common stock
 as follows:
- for cash at an average
   of $2.77 per share      1,440,500   14,405  3,972,220         -          -          -  3,986,625
- for services at
   $1.28 per share           120,000    1,200    152,160         -          -          -    153,360
Issuance of common stock
 for equipment at
  $1.67 per share             15,000      150     24,850         -          -          -     25,000
Warrants issued for services       -        -          -         -     55,000          -     55,000
Loss for the year
 ended October 31, 2000            -        -          -         -          -   (882,208)  (882,208)
                              ------    -----     ------     -----     ------    -------    -------
Balances, October 31,2000  9,740,595  $97,407 $9,217,330     $   -   $543,980$(4,340,450)$5,518,267
                           ---------   ------  ---------     -----    -------  ---------  ---------
Schedule continued on next page. See accompanying note to these financial statements.
                    F/S - 6

                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accumulated
                              Common Stock                 Stock      Stock     Deficit
                             ---------------   Additional  Sub-       Options   During Ex-
                           Number of           Paid-in     scriptions and       ploration
                           Shares     Amount   Capital     Receivable Warrants  Stage      Total
                           --------   ------   -------     ---------- --------  ---------  -----
Balances, October 31,2000  9,740,595  $97,407 $9,217,330     $   -   $543,980$(4,340,450)$5,518,267
Warrants exercised at
 $0.75 per common share       20,000      200     25,560         -    (10,760)         -     15,000
Issuance of stock for cash
 at $2.00 per common share   250,000    2,500    494,076         -      3,424          -    500,000
Issuance of stock for cash
 of $210 and services valued
  at $2.05 per common share   21,000      210     43,260         -          -          -     43,470
Issuance of stock for cash
 of $180 and services valued
  at $2.05 per common share   18,000      180     36,720         -          -          -     36,900
Issuance of stock for services
 valued at $2.45
  per common share             6,000       60     14,640         -          -          -     14,700
Stock issued for services
 valued at $1.50 per
  common share                12,000      120     17,880         -          -          -     18,000
Options issued for
 consulting fees                   -        -          -         -    740,892          -    740,892
Warrants issued for
 consulting fees                   -        -          -         -    144,791          -    144,791
Loss for the year
 ended October 31, 2001            -        -          -         -          - (2,069,390)(2,069,390)
                              ------     ----     ------      ----    -------  ---------  ---------
Balances,
 October 31, 2001         10,067,595  100,677  9,849,466         -  1,422,327 (6,409,840) 4,962,630
Issuance of stock for
 cash at $2.00
  per common share            50,000      500     99,500         -          -          -    100,000
Issuance of stock for
 cash at $1.50
  per common share            96,000      960    140,160   (35,250)     2,880          -    108,750
Loss for 9 months
 ended July 31, 2002               -        -          -         -          -   (519,970)  (519,970)
                             -------    -----     ------    ------    -------    -------    -------
Balances, July 31,
 2002 (unaudited)         10,213,595 $102,137$10,089,126  $(35,250)$1,425,207$(6,929,810)$4,651,410
                          ==========  ======= ==========    ======  =========  =========  =========
See accompanying notes to these financial statements.

                 F/S - 7


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Nine Months Ended         November 8, 1993
                                -----------------        (Inception)
                                July 31,      July 31,    through
                                2002          2001        July 31, 2002
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                        $(519,970)   $(1,893,763)  $(6,929,810)
Adjustments to reconcile net
 loss to cash used by
  operating activities:
    Depreciation                   26,845         21,373       143,501
    Stock and options given
     in exchange for services           -      1,067,570     2,015,878
    Stock and options for
     operating expenses                 -              -       729,391
Changes in operating assets
 and liabilities:
 (Increase) decrease
   in investments                 484,447              -             -
 (Increase) decrease in
  refunds receivable                    -        487,949       (59,287)
 (Increase) decrease in
  prepaid expense                   1,818         (2,208)       (2,031)
 (Increase) decrease in
  employee advances                     -           (282)      (11,146)
 Increase (decrease) in
  accounts payable                 (1,827)         7,915         3,448
 Increase (decrease) in
  accrued liabilities                 377         (2,068)       14,475
                                    -----          -----        ------
Net cash used by
 operating activities              (8,310)      (313,514)   (4,095,581)
Cash flows from investing
 activities:
 Purchase of property
  and equipment                  (301,066)        (6,583)     (435,194)
 Acquisition of mineral
  properties                            -        (11,500)   (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                      (301,066)       (18,083)   (4,887,825)
                                  -------         ------     ---------
Schedule continued on next page. See accompanying note to these financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (continued)

                                                          Period from
                                Nine Months Ended         November 8, 1993
                                -----------------        (Inception)
                                July 31,      July 31,    through
                                2002          2001        July 31, 2002
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from financing
 activities:
 Proceeds from sales of
  common stock                    208,751        515,390     7,861,063
 Proceeds from sales of options         -              -       935,250
 Deposits for sale of stock             -              -        87,500
 Proceeds from
  shareholders' loans                   -              -        30,000
 Contract Proceeds, Net           149,616              -       149,616
                                  -------         ------       -------
Net cash provided by
 financing activities:            358,367        515,390     9,063,429
                                  -------        -------     ---------
Net increase (decrease)
 in cash                           48,991       (183,793)       80,023
Cash beginning of period           31,032        550,557             -
                                  -------        -------      --------
Cash at end of period             $80,023       $734,350       $80,023
                                   ======        =======        ======
Supplemental cash
 flow disclosures:
  Income taxes paid in cash             -              -        $9,599
  Interest paid in cash                 -              -             -
Non-cash financing activities:
Common stock issued for services        -         14,700      $586,215
Common stock issued for expenses        -              -      $326,527
Common stock issued for equipment       -              -      $ 40,000
Common stock issued for
 payment of debt                        -              -      $ 80,000
Common stock options issued
 for services                           -              -      $740,892
Common stock options issued
 for financing fees                     -        828,100      $276,000
Common stock warrants issued
 for services                           -              -      $688,771
----------------
See accompanying notes to these financial statements.

             F/S-8


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2002

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

During the nine months ended July 31, 2002, Metalline received reimbursement of $134,287 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation.
                             F/S - 9

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2002


NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which $149,616 remains to be paid under the Property and Equipment Purchase Agreement.

NOTE 5

On May 20, 2002 the Company authorized the offering of 1,000,000 stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock. As of July 31, 2002, 96,000 units have been sold for cash totaling $208,750 and a receivable of $35,250.

    [The balance of this page has been intentionally left blank.]

                         F/S - 10


                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY

                            JULY 31, 2002


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  September 12, 2002

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  September 12, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: September 12, 2002        Date: September 12, 2002

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: September 12, 2002

                           F/S - 11