Form 10KSB
period 2002-10-31
METALLINE MINING CO
filed 2003-01-27
CIK 1031093

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ___________

                           FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002
                             OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 11, 2003 was $5,659,619. The number of shares of common stock outstanding at such date was 10,368,340 shares. An additional 2,055,722 were deemed outstanding at such date pursuant to presently exercisable options and warrants.

          METALLINE MINING COMPANY ANNUAL REPORT
            ON FORM 10-KSB FOR THE FISCAL YEAR
                  ENDED OCTOBER 31, 2002

                 TABLE OF CONTENTS                Page
SAFE HARBOR STATEMENT                                   (ii)
PART I
  Item 1:  Description of Business . . . . . . . . . . . . 1

  Item 2:  Risk Factors . . . . . . . . . . . . . . . . . .5

  Item 3:  Description of Properties . . . . . . . . . . . 7

  Item 4:  Legal Proceedings . . . . . . . . . . . . . . . 8

  Item 5:  Indemnification of Directors and Officers . . . 8

  Item 6:  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . 8
PART II
  Item 7:  Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . .8

  Item 8:  Recent Sale of Unregistered Securities . . . . .9

  Item 9:  Selected Financial Data . . . . . . . . . . . .11

  Item 10:  Description of Securities . . . . . . . . . . 11

  Item 11:  Management's Discussion and Analysis of
           Financial Condition and Plan of Operations . . 12

  Item 12:  Financial Statements and Supplementary Data . 13

  Item 13:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . 14
PART III
  Item 14:  Directors and Executive Officers
           of the Registrant . . . . . . . . . . . . . . .14

  Item 15:  Executive Compensation . . . . . . . . . . . .17

  Item 16:  Security Ownership of Certain
           Beneficial Owners and Management . . . . . . . 18

  Item 17:  Certain Relationships and
           Related Transactions . . . . . . . . . . . . . 19
PART IV
  Item 18:  Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K . . . . . . 20

Index to Financials . . . . . . . . . . . . . . . . . . . 21

Signatures . . . . . . . . . . . . . . . . . . . . .F/S - 20
                (i)

            METALLINE MINING COMPANY ANNUAL REPORT
               ON FORM 10-KSB FOR THE FISCAL YEAR
                     ENDED OCTOBER 31, 2002

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

                     (ii)

              METALLINE MINING COMPANY ANNUAL REPORT
                ON FORM 10-KSB FOR THE FISCAL YEAR
                      ENDED OCTOBER 31, 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

  Metalline Mining Company is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining.

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

A summary of the concessions is as follows:

Concession                    Title No.            Hectares
------                        -----                -----
Sierra Mojada                  198513                4767.3154
Mojada 3                       199246                1689.2173
Esmeralda                      188765                 117.5025
Esmeralda 1                    187776                  97.6839
Unification Mineros Nortenos   169343                 336.7905
La Blanca                      188326                  33.5044
Fortuna                        160461                  13.9582
Vulcano                         83507                   4.4904
                                                        ------
  Total                                              7060.4626
                                                       =======

Location and Access

  The Sierra Mojada Mining District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border some 200 kilometers south of the Big Bend of the Rio
Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

  Vehicle access from Torreon is by 250 kilometers of paved road to Sierra Mojada. There is a well maintained, 1200 meter, gravel airstrip. The District has high voltage electric power and a railroad. The railroad from Escalon to the district was completed in 1891 and later connected to Monclova.
                                Page  1
Location and Access (continued)

  This part of Mexico is remote, arid, and sparsely populated; the region is known as the "zone of silence".

History

  The initial discovery of silver ore in the Sierra Mojada Property was made in 1879. Over the next 12 years numerous small mines developed along an oxidized silver lead ore body known as the "lead manto" ("manto" is a bed, layer or strata). The lead manto was mined continuously for 3 kilometers and discontinuously for another 2 kilometers. Ore was selectively mined and hauled by wagon to Escalon on the railroad main line from El Paso to Mexico City; from there it went to smelters in Mexico and the United States.

  In September of 1891, the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district. The main lead manto was nearly mined out by 1905, the same year that the discovery of the first silver-copper ore body was made. Additional discoveries of silver, silver-copper, and silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931 additional lead manto silver-lead ore was discovered and mined to the southwest for some 1,400 meters under the Sierra Mojada range, this manto was eventually mined for more than 2 kilometers.

  By the mid 1920's, many of the mines were under control of Penoles Corporation ("Penoles") and ASARCO Incorporated ("ASARCO"). ASARCO ceased mining in the district in the late 1930's. Both companies still owned properties during the 1940's and Penoles mined until the late 1950's when the Mineros Nortenos Cooperative acquired the Penoles properties. The Mineros Nortenos Cooperative ("Mineros Nortenos") has operated the San Salvador, Encantada and Fronteriza mines since 1957 and direct shipped high-grade oxide zinc, silver-copper, and silver-lead ore to smelters in Mexico.

  The lead manto produced 3 to 3.5 million tonnes with another 1.5 million tonnes of similar ore coming from other ore bodies to the west and to the southwest.

  Mineros Nortenos has mined about 600,000 tonnes of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead, silver-copper, and silver-zinc-lead sulfide at grades of 1 to 4 kilogram silver per tonne, 1 to 5% copper, 10 to 30% zinc, and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average 33.5% zinc.

  The Sierra Mojada Property has produced in excess of 10 million tonnes of high-grade ore that graded in excess of 20% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per tonne that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5-kilometer by 2-kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.

  The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and grades for low cost production.

  Based upon the foregoing, Metalline is of the opinion that the magnitude of the Sierra Mojada mineral system and its exploration potential is capable of providing new reserves for many more years of mining. However, there is no assurance as to the quantity or quality of the undeveloped reserves.
                            Page 2
Geology

  The Sierra Mojada District is located on the southern margin of the Sabinas Basin, a large rift basin in northeastern Mexico, which formed during Late Jurassic and Early Cretaceous.

  Beginning in Latest Jurassic, the Sabinas basin began to form with the basin being dropped down to the north relative to the Coahuila Peninsula that was being uplifted to the south. The Sierra Mojada fault is, possibly, one of the faults that contributed to the rift basin forming process, which occurred over a time span in excess of 80 million years. During basin formation the Sierra Mojada fault, if present, would have been a normal fault due to crustal extension. The most recent motion on the Sierra Mojada fault is post mineral and reverse.

Stratigraphy

  Upper Jurassic and Lower Cretaceous marine carbonate, sandstone and shale, the La Casita and Menchaca Formations, are overlain by Lower Cretaceous red beds, the San Marcos Formation, composed of conglomerate, sandstone, siltstone, shale, tuff and mineralized carbonate sediments. The San Marcos is overlain by a marine carbonate sequence of Early and Middle Cretaceous age, the Cupido, La Pena, Aurora, and Georgetown Formations.

Mineralization

  Sierra Mojada has two mineral systems separated by the east west trending Sierra Mojada Fault. North of the fault the mineralization is chemical sedimentary disseminated to massive silver, copper, zinc and lead sulfide deposited in the Menchaca Formation. South of the fault, the mineralization is deposited in the La Pena and Aurora Formations and consists of oxide zinc and lead mantos.

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

  The Sierra Mojada mineral systems are chemical sedimentary and brine related. The ore minerals are in chemical equilibrium with the limestone, dolomite, carbonate shale, and sandstone host rocks. There is no alteration, silicification or skarn mineralization.

  Mineralization has been episodically deposited in certain beds, resulting in a vertical repetition of mineralized beds and ore bodies in the Menchaca Formation and in the Aurora Formation. This Intermittent or episodic deposition of mineralization has occurred over at least 25 million years and it is possible that this process was ongoing during deposition of the other units above the basement rocks. The thickness and character of the rock units below the existing workings is unknown and will have to be determined by drilling. With the evidence of the repetitive nature of the mineralization the potential for additional discovery at depth is high.

Exploration and Development.

  The Company has spent the last 7 years collecting historic data on the district, geologic mapping and sampling of the surface and the underground mines and has completed a reverse circulation drilling program consisting of 24 holes and a total of 6630 meters of drilling. During 2000, North Limited drilled 26 reverse circulation holes totaling 6,618 meters.

The drilling and channel sampling are the first step in developing ore reserves at Sierra Mojada. Metalline's drilling consisted of fifteen holes drilled on a grid of about 30 meters by 60 meters on the poymetallic manto, north of the Sierra Mojada fault, to evaluate the silver, copper, zinc, and lead mineralization. Nine holes were drilled in the San Salvador, Encantada and Fronteriza mines to test the oxide zinc mineral system south of the Sierra Mojada fault. These holes were spaced at about 100 to 200 meter intervals over a 1500-meter extent in the three mines.
                   Page 3
North Limited's holes were drilled to test the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza mines. Three step out holes extent the mineralization 2 kilometers to the west of the San Salvador mine. Three step-out holes to the south did not encounter mineralization.

  Metalline signed an agreement with Minas Penoles in November 2001, which allows Penoles to earn a 60% interest in Sierra Mojada by completing a bankable feasibility study within 5 years. Upon completion of the feasibility study, a Joint Venture Company will be formed to develop and mine the property that will be owned 60% by Penoles and 40% by Metalline (Metalline news release dated December 10, 2001). Penoles has continued reserve development by drilling, sampling, and driving raises in the ore horizon and have spent in excess of the required $1,000,000 for the 2001-2002 program. Penoles has elected to continue the program for 2002-2003 and has budgeted $2,000,000 for the program and has purchased 100,000 shares of Metalline stock (Metalline news release dated December 2, 2002).

  The results confirm and expand the mineralization of the polymeteallic and the oxide zinc mantos. Multiple intersections of ore grade mineralization over thick intervals were obtained, with some intersects of exceptional grade and thickness. The results have been released in news releases dating from February 1999 through December 2002 and are available on Metalline's Web Site:
WWW.METALIN.COM and from Metalline.

  Exploration and evaluation of the mineral systems of the district and of Metalline's total land position to define the limits of the known mineralization and for discovery of new mineralization will continue and accelerate.

  Defining a mineable reserve in the oxide zinc systems, the Red Zinc and White Zinc Mantos, in the San Salvador, Encantada, and Fronteriza mines is the first priority due to the 30% cost of production advantage of the Solvent Extraction Electrowinning (SXEW) process for oxide zinc ore over the smelting process for zinc sulfide ore. Presently, almost all zinc is produced from sulfide ore by the smelting process. Reserve development will involve surface and underground drilling and channel sampling, drifting, and raising in sufficient detail to determine the tonnage and grade of an ore reserve. A feasibility study, including metallurgical studies, will then be completed to determine if the reserve is commercially viable.

Penoles Agreement

  On the 15th of November 2001, Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera L Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Mojada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years. The study is to be of sufficient detail and quality to be used to secure debt financing for the development operation of the project. Minas Penoles is committed to complete US$1,000,000 (one million US Dollars) of Qualified Expenditures on the Propety as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalline and 3 from Minas Penoles. In addition, Minas Penoles will purchase Metalline Mining Company shares at a fixed price of US $2.00 per share in the following schedule and manner:

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

  It is the parties' intent and understanding that, in order to carry out to completion the Project once the Earn-In has been achieved or at whatever other time the Parties shall agree to in writing, the parties shall form a joint venture vehicle (the "Joint Venture Company") subject to the terms of the Agreement. The terms and conditions of the Joint Venture will be established in separate document(s) as the parties may deem necessary, in which Joint Venture, Minas Penoles, S.A. de C.V. shall have a 60% participation, and Metalin a 40% participation, subject to the terms of the Agreement.
                    Page 4
Timetable

Reserve definition and a feasibility study will require about two years. Development of the mine and construction of the SXEW plant will require about an additional two years.

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

Additional Events

The agreement between Metalline Mining Company and the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico has been terminated (Metalline news release dated October 7, 2002).

Dr. Roger Kolvoord was appointed to the Board of Directors of Metalline Mining Company on August 6, 2002 (Metalline news release dated September 9, 2002). Dr. Kolvoord brings a wealth of knowledge and experience in Geology, Geophysics, Mining, Computer Technology, Remote Sensing, and Geospatial Information Applications, and an extensive background in Business Management and Business Development to the Metalline Board.

ITEM 2. RISK FACTORS

  1. EXPLORATION STAGE MINING COMPANY WITH NO HISTORY OF OPERATION. The Company is in its exploration stage, has no operating history, and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate. See "Business".

  2. NO COMMERCIALLY MINEABLE ORE BODY. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. See "Business".

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

  4. NATURE OF THE INDUSTRY. Exploration, development, and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development, and mining of mineral properties, including risks enumerated above and below.

  5. FLUCTUATING PRICE FOR METALS. The Company's operations will be greatly influenced by the prices of silver, copper, lead, zinc, and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major metal producing regions of the world.
                   Page 5
  6. MINING CONCESSIONS. The Company holds mining concessions in Mexico. Concessions require work and financial expenditures to retain their validity. See "Business".

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

  8. GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONTROLS. The Company's activities are subject to extensive Mexican laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment, which will subject the Company to Mexican safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

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

  12. NEED FOR ADDITIONAL KEY PERSONNEL. At the present, the Company employs three full-time and one part-time employee. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

  13. RELIANCE UPON DIRECTORS AND OFFICERS. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who will exercise control over the day-to-day affairs of the Company. While the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming. See "Business" and "Management".
                       Page 6
  14. NON-ARMS' LENGTH TRANSACTION. The number of shares of Common Stock issued to present shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm's length transactions. See "Principal Shareholders".

  15. INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent, and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents, and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

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

  18. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities".

  19. NO DIVIDENDS ANTICIPATED. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities being offered hereby. See "Dividend Policy".

ITEM 3. DESCRIPTION OF PROPERTIES.

  The Company owns the following eight mining concessions, including the buildings and equipment located thereon:

Concession                      Title No.               Hectares
------                            -----                   -----
Sierra Mojada                      198513                  4767.3154
Mojada 3                           199246                  1689.2173
Esmeralda                          188765                   117.5025
Esmeralda 1                        187776                    97.6839
Unification Mineros Nortenos       169343                   336.7905
La Blanca                          188326                    33.5044
Fortuna                            160461                    13.9582
Vulcano                             83507                     4.4904
                                                               -----
     Total                                                 7060.4626
                                                             =======

The Company's corporate offices are located at 1330 East Margaret Avenue, Coeur d'Alene, Idaho 83815, and its telephone number is
(208) 665-2002 and FAX is (208) 665-0041. Minera Metalin has its operations, consisting of mining equipment, offices, residences, shops, and warehouse buildings, located at Calle Mina #1, La Esmeralda, Coahuila, Mexico and its telephone and FAX number is 52 871 775 2100.
                              Page 7
ITEM 4. LEGAL PROCEEDINGS.

Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. Any potential liability resulting from the lawsuit would be directed against the other named defendant, and according to the Company's legal counsel, the chance of an adverse judgment for Metalin is negligible.

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

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of the shareholders of Metalline Mining Company was held on March 1, 2001. The following items were presented for a vote of the shareholders, all of which were approved:

1. Election of three directors.
2. Authorization of a Qualified Stock Option Plan.
3. Amendment of the Company's Articles of Incorporation to authorize one million shares of Preferred Stock, $0.01 par value per share.
4. Ratification of the appointment of Williams & Webster, Certified
Public
   Accountants, to audit the financial statements of the Company.

PART II

ITEM 7. MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER
MATTERS.

  The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "MMGG". The Company's shares began trading November 19, 1996. Summary trading by quarter for 2002, 2001, and 2000 are as follows:

Fiscal Quarter         High Bid<F1>           Low Bid<F1>
---------              ---------              --------
2002
   Fourth Quarter             1.60              0.90
   Third Quarter              2.10              1.15
   Second Quarter             1.94              0.75
   First Quarter              2.75              0.80
                 Page 8
Fiscal Quarter        High Bid<F1>            Low Bid<F1>
-------               --------                -------
2001
   Fourth Quarter             2.34              1.20
   Third Quarter              2.50              1.63
   Second Quarter             2.75              1.63
   First Quarter              2.75              2.00

2000
   Fourth Quarter             4.25              1.75
   Third Quarter              4.38              3.25
   Second Quarter             4.00              2.13
   First Quarter              3.13              2.00

<F1> These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

  As of October 31, 2002, the Company has 120 holders of record of its Common Stock.

  The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

  The Company has 10,368,340 shares of Common Stock issued and outstanding as of October 31, 2002. Of the total shares of the Company's Common Stock outstanding, 4,483,545 shares are freely tradable and 5,884,795 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

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

  In June 1996, the Company completed a private placement of common stock resulting in net proceeds of $25,000. The Company issued 250,000 common shares in connection with this private placement. The Company also issued 900,000 shares to Messrs. Bingham, Gorski and Ryan who had formed a partnership to advance
                        Page 9
development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with Dakota covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with Dakota in July 1996. The foregoing shares were issued pursuant to Section 4(2) of the Act.

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

  In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000. The Company issued 133,800 shares of Common Stock for services and expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share.

  A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of January, February, and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share. The foregoing shares were issued pursuant to Section 4(2) of the Act.

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

  In August 2000, the Company sold 1,440,500 shares for common stock at a price of $2.77 per share. The foregoing shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

  During the year ended October 31, 2000, the company issued 120,000 shares for services rendered and 15,000 shares for equipment. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933.
                Page 10
  During the year ended October 31, 2001, the Company issued 20,000 shares of common stock for the exercise of warrants valued at $10,760 and cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,420 and cash of $570 and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On May 20, 2002, the Company authorized the offering of 1,000,000 common stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock.

During the year ended October 31, 2002, the Company issued 162,667 common stock units for a cash value of $229,360 for common stock, and $14,640 for warrants. The Company also issued 50,000 shares of common stock under the Penoles agreement for cash, at $2.00 a share. Additionally, 86,078 shares of common stock were issued as compensation to officers for a value of $104,875.

ITEM 9. SELECTED FINANCIAL DATA.

  The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 11 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected financial data for the two years ended October 31, 2002 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Williams & Webster P.S., Spokane, Washington.

  The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

                    Selected Financial Data

                                             2002             2001
                                             ----             ----
Summary of Balance Sheets:

Working capital                           $48,963         $570,389
Current assets                            353,492          589,762
Total assets                            5,011,289        4,982,003
Current liabilities                       304,529           19,373
Long-term obligation                            0                0
Total liabilities                         304,529           19,373
Stockholder's equity                    4,706,760        4,962,630

Summary of Statements of Operations:

Revenues                                        0                0
Net loss <F1>                            (765,765)      (2,069,390)
Net loss per share                          (0.08)           (0.21)
----

<F1> Cumulative losses for period from inception (Nov. 8, 1993)
through October 31, 2002 were $7,175,605.

ITEM 10.  DESCRIPTION OF SECURITIES.

Common Stock

  The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October 31, 2002,
10,368,340 shares are issued and outstanding of which 4,483,545 are freely tradable.

  In general, under Reg.144, an affiliate of the Company (officers, directors, and owners of more than ten percent (10%) of the outstanding shares of Common Stock are affiliates of the Company) may sell in ordinary market transactions through a broker or with a market maker, within any three (3) month period a number of shares
             Page 11
which does not exceed the greater of one percent (1%) of the number of outstanding shares of Common Stock or the average of the weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Sales under Reg.144 require the filing of Form 144 with the Securities and Exchange Commission. If the shares of Common Stock have been held for more than two (2) years by a person who is not an affiliate, there is no limitation on the manner of sale or the volume of shares that may be sold and no Form 144 is required. Sales under Reg. 144 may have a depressive effect on the market price of the Company's Common Stock.

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

Options and Warrants

  Currently, the Company has outstanding stock options and warrants to acquire up to 2,055,722 shares of common stock at exercise prices ranging from $0.75 to $5.00 per share. Each option or warrant permits the holder thereof to acquire one share of common stock. The options and warrant expiration periods range from November 1, 2002 to March 1, 2010.

Transfer Agent

  The transfer agent for the Company's Common Stock is Columbia
Stock Transfer Co., 421 Coeur d'Alene Avenue, Coeur d'Alene, Idaho
83814.

ITEM 11.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - Inception (August 20, 1993) through October
31, 2002.

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

  From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico and the Company has dropped the Kadex Property claims. The Company is currently involved in exploration and evaluation of its Mexican property under agreement with Minas Penoles.

  The Company does not intend to purchase a plant or significant equipment.

  The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.
                   Page 12

Liquidity and Capital Resources.

  The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization, and to develop an ore reserve, and compilation of the data into a computer data base for reserve calculation.

  Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2002 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 2001 / 2002 fiscal year by its sale of 212,667 shares at an average price of $1.62 per share.

  The Company is engaged in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (SFAS No.143). SFAS No.143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No.143, which will not impact the financial statements of the Company at October 31, 2002.

ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company for the years ended
October 31, 2002, and 2001 included elsewhere in this report have been audited by Williams & Webster, P.S., Spokane, Washington. An index to such financial statements appears at Page 21 of this report.
                    Page 13
ITEM 13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements on accounting and financial disclosures through the date of this 10-KSB.

PART III

ITEM 14. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

  The officers and directors of the Company are as follows:

Name                       Age     Position

Merlin Bingham             69      President and Chairman of the
Board of
                                   Directors

Daniel Gorski              65      Vice President of Operations and
a member
                                   of the Board of Directors

Roger Kolvoord             62      Member of the Board of Directors

Wayne Schoonmaker          65      Secretary & Treasurer

  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

Merlin Bingham, President, and Chairman of the Board of Directors

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

Daniel Gorski, Vice President of Operations, and a member of the Board of Directors

  Since June 1996, Mr. Gorski has been the Vice President of Operations and a member of the Board of Directors of the Company. Mr. Gorski has been a consulting geologist and mine manager since 1974 working in the western U.S. and Mexico. From January 1992 to June 1996, Mr. Gorski was employed as a contract geologist, working in Mexico, employed by USMX, Inc., an exploration and mining company located in Denver, Colorado. Mr. Gorski received a B.S. degree in Geology from Ross State College, Alpine Texas, and a M.A. in Geology from the University of Texas in 1970.

Roger Kolvoord - Director

  Dr. Kolvoord has been a director of the Company since August 2002. Dr. Kolvoord has a B.S. degree in geology from the University of Michigan, a M.S. in Mineralogy form the University of Utah, and a Ph.D. in geochemistry from the University of Texas at Austin. He worked in exploration and exploration research for Kennecott Copper Company, Ranchers Exploration and Development Corporation, and ARCO, and operated a services company providing field services to oil and gas and mining companies. He has extensive mining and energy exploration experience. He was a manager with the Boeing Company for 14 years, working mainly in program management and new business development capacities in information systems and in remote sensing and geospatial information (mapping) ventures. An Associate Technical Fellow of the Boeing Company, he returned to private consulting practice in 2000. An active member of the American Association of Petroleum Geologists, he served two terms as the Pacific Section Councilor of the Energy Minerals Division and is currently Chair of the Geospatial Information Committee. He resides in the Puget Sound region of Washington.
                           Page 14
Wayne Schoonmaker   Secretary & Treasurer

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

CONTROLS AND PROCEDURES

ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL
CONTROLS.

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The second form of Certifications is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Annual, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty,
                     Page 15
and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the control's implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matter, we sought in our evaluation to determine whether there where any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual
Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal
Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Metalline Mining Company and its subsidiary is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

      [The balance of this page has been intentionally left blank.]
                         Page 16
ITEM 15. EXECUTIVE COMPENSATION.

Summary Compensation.

  The following table sets forth the compensation paid by the Company from January 1, 1998 through December 31, 2002, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

                                                  Long-Term
Compensation
                       Annual Compensation               Awards
Securities
Names                                   Other     Under
Restricted
Executive                               Annual   Options/   Shares
or
Officer and	                            Compen-  SARs
Restricted   LTIP
Principal   Year    Salary    Bonus     sation   Granted    Share
Payouts
Position    Ended   (US$)     (US$)     (US$)    (#)
Units(US$)  (US$)
Merlin       2002    48,000        0   40,625          0          0
0
Bingham      2001    72,000        0        0    100,000          0
0
 President   2000    72,000        0        0          0          0
0
             1999    72,000        0        0          0          0
0
             1998    72,000        0        0          0          0
0

Daniel       2002    48,000        0   40,625          0          0
0
 Gorski      2001    72,000        0        0    100,000          0
0
 Vice        2000    72,000        0        0          0          0
0
 President   1999    72,000        0        0          0          0
0
             1998    78,000        0        0          0          0
0

Roger        2002         0        0        0    100,000          0
0
 Kolvoord    2001         0        0        0          0          0
0
 Director    2000         0        0        0          0          0
0
             1999         0        0        0          0          0
0
             1998         0        0        0          0          0
0

Wayne        2002    12,000        0   10,125          0          0
0
 Schoonmaker 2001    18,000        0        0     50,000          0
0
 Secretary/  2000    18,000        0        0          0          0
0
 Treasurer   1999    18,000        0        0          0          0
0
             1998     7,500        0        0          0          0
0
  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

  The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:
    [The balance of this page has been intentionally left blank.]
                          Page 17

                            Number of
                            Securities
            Number of       Underlying
            Securities      Options/SARs
            Underlying      Granted         Exercise    Number of
            Options         During Last     or Base     Options
Expiration
Name        SARs Granted    12 Months       Price($/Sh) Exercised
Date
----        -------         ------          -----       -----      -
----
Merlin D.
Bingham       100,000               0          2.15           0
03/01/10

Daniel E.
Gorski        100,000               0          2.15           0
03/01/10

Roger
Kolvoord      100,000         100,000          1.25           0
08/06/09

Wayne L.
Schoonmaker    50,000               0          1.32           0
10/04/06

Long-Term Incentive Plan Awards.

  The Company's shareholders approved a Qualified Stock Option Plan at the annual meeting of shareholders held March 1, 2001. During the year ended October 31, 2001 and October 31, 2002, options for
350,000 shares and 100,000 shares, respectively, were granted to officers and directors of the Company.

Compensation of Directors.

  In general, the Directors do not receive any compensation for serving as members of the Board of Directors. There are no contractual arrangements with any member of the Board of Directors. During the year ended October 31, 2002, an option for 100,000 shares, was granted to a director.

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name                  Number of                             % of
Outstanding
of owner              Shares           Position
Shares
----                  ----             --------
--------
Merlin Bingham          979,424        President, CEO and Chairman
9.45%
                                        of the Board of Directors
Daniel Gorski           799,944        Vice President of Operations
7.72%
                                        and member of the Board
                                        of Directors
Roger Kolvoord               49        Member of the Board of
0.00%
                                        Directors
Wayne Schoonmaker         8,310        Secretary & Treasurer
0.08%

All officers and
 directors as a       1,787,727
17.24%
 group (4 persons)

Britannia Holdings    3,190,500
30.77%
King's House
The Grange St. Peter Port Guernsey
Channel Islands

                    Page 18
ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

  In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000. The Company issued 133,800 shares of Common Stock were issued for services and
                   Page 19
expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share. A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of January, February and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share.

  On June 5, 1997, the Company issued 50,000 shares of Common Stock to Mario Ayub Touche in consideration of services rendered.

  In August 2002, Roger Kolvoord was appointed to the Board of
Directors. Mr. Kolvoord replaces James Czirr, who previously resigned from the Board.

  In August, September, and October 2002, the Company issued 86,078 shares to officers of the Company for services rendered.

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

REPORTS ON FORM 8-K. NONE.
                            Page 20

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE

Report of Independent Certified
  Public Accountanats . . . . . . . . . . . . . . . . . . . F/S-1

Financial Statements:

  Balance Sheets as of October 31, 2002
    and October 31, 2001 . . . . . . . . . . . . . . . . .  F/S-2

  Statements of Operations for the Years Ended
    October 31, 2002 and 2001, and for
    the period from inception (November 8, 1993)
    to October 31, 2002 . . . . . . . . . . . . . . . . . . F/S-3

  Statements of Changes in Stockholder's Equity
    for the period from inception (November 8, 1993)
    to October 31, 2002 . . . . . . . . . . . . . . . . . . F/S-4

  Statements of Cash Flow for the Years Ended
    October 31, 2002 and 2001, and for the
    period from inception (November 8, 1993) to
    October 31, 2002 . . . . . . . . . . . . . . . . . . .  F/S-8

  Notes to Financial Statements . . . . . . . . . . . . . . F/S-9

  Summary of Accounting Policies . . . . . . . . . . . . .  F/S-9

  Signatures . . . . . . . . . . . . . . . . . . . . . . . F/S-20

  [The balance of this page has been intentionally left blank.]
                      Page 21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

                            INDEPENDENT AUDITOR'S REPORT
                              ------------------------

  We have audited the accompanying consolidated balance sheets of Metalline Mining Company (an exploration stage company) and subsidiary as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, and for the period from November 8, 1993 (inception) through October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company and subsidiary as of October 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the period from November 8, 1993 (inception) to October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
January 10, 2003
F/S 1


                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS

                                          October 31, 2002      October 31, 2001
                                          -------               -------
ASSETS
CURRENT ASSETS
 Cash                                            $ 216,363              $ 31,032
 Investments                                             -               484,447
 Accounts receivable                                62,501                     -
 Foreign tax refund receivable                      59,287                59,287
 Prepaid expenses                                    1,920                 3,849
 Employee advances                                  13,421                11,146
	                                              ------                ------
   Total Current Assets                            353,492               589,762
                                                  --------               -------
MINERAL PROPERTIES                               4,334,767             4,334,767
                                                 ---------             ---------
PROPERTY AND EQUIPMENT
 Office and mining equipment,
  net of accumulated depreciation                  323,030                57,474
	                                            --------                ------
   Total Property and Equipment                    323,030                57,474
                                                   -------               -------
TOTAL ASSETS                                   $ 5,011,289           $ 4,982,003
                                                   =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $ 111,223               $ 5,275
 Accrued liabilities                               193,306                14,098
                                                   -------               -------
   Total Current Liabilities                       304,529                19,373
                                                   -------                ------
COMMITMENTS AND CONTINGENCIES                            -                     -
                                                   -------                ------
STOCKHOLDERS' EQUITY
 Prefered stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares outstanding                                  -                     -
Common stock, $0.01 par value;
  50,000,000 shares authorized,
  10,368,340 shares issued and
  10,069,595 shares issued and
  outstanding, respectively                        103,685               100,677
 Additional paid-in capital                     10,280,713             9,849,466
 Stock options and warrants                      1,497,967             1,422,327
 Deficit accumulated
  during exploration stage                      (7,175,605)           (6,409,840)
                                                 ---------            ----------
 Total Stockholders' Equity                      4,706,760             4,962,630
                                                 ---------             ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                          $ 5,011,289           $ 4,982,003
                                                  ========               =======
The accompanying notes are an integral part of these consolidated financial
statements.                F/S 2


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended              Period from
                                            ----------------         November 8, 1993
                                     October 31,      October 31,    (Inception) to
                                     2002             2001           October 31,2002
                                     --------         --------       ------------
REVENUES                              $      -         $     -         $       -
                                        ------          ------           -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries                              340,708         234,480         1,231,582
 Office                                 64,388         111,279           355,640
 Taxes and fees                         35,657          58,193           144,335
 Professional services                 118,163       1,261,376         3,269,224
 Property expenses                      23,921         361,647         1,458,397
 Depreciation                           35,829          28,498           152,515
 Exploration and research               50,986          38,332           218,600
                                       -------         -------          --------
 Total General and
  Administrative Expenses              669,652       2,093,805         6,830,293
                                       -------         -------           -------
LOSS FROM OPERATIONS                  (669,652)     (2,093,805)       (6,830,293)
                                       =======        ========          ========
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses                      (99,252)         14,098           (85,134)
 Interest income                         3,139          10,317            25,381
 Interest expense                            -               -          (285,559)
                                        ------           -----           -------
  Total Other Income                   (96,113)         24,415          (345,312)
                                       =======          ======           =======
LOSS BEFORE INCOME TAXES              (765,765)     (2,069,390)       (7,175,605)

INCOME TAXES                                 -               -                 -
                                         -----            ----             -----
NET LOSS                             $(765,765)    $(2,069,390)      $(7,175,605)
                                       =======        ========          ========
BASIC AND DILUTED LOSS
 PER COMMON SHARE                      $ (0.08)        $ (0.21)          $ (1.41)
                                         =====           =====             =====
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 10,172,964       9,912,262          5,096,398
                                        ======           =====	          =====
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 3


                                  METALLINE MINING COMPANY
                               (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Common stock issuance
 prior to inception (no value)     960,800    $ 9,608    $(9,608)     $   -      $   -         $    -      $    -
1:5 reverse common stock split    (768,640)    (7,686)     7,686          -          -              -           -
Net loss for the year ended
 October 31, 1994                        -          -          -          -          -         (8,831)     (8,831)
Balances, October 31, 1994         192,160      1,922     (1,922)         -          -         (8,831)     (8,831)
                                     -----       ----       ----        ---        ---           ----        ----
3:1 common stock split             384,320      3,843     (3,843)         -          -              -           -
Net loss for the year ended
 October 31, 1995                        -          -          -          -          -         (7,761)     (7,761)
                                     -----        ---        ---        ---        ---           ----        ----
Balance, October 31, 1995          576,480    $ 5,765    $(5,765)      $  -       $  -       $(16,592)   $(16,592)
                                     -----       ----       ----        ---        ---          -----       -----
Issuance of common stock as follows:
- for par value at transfer
  of ownership                       2,000         20          -          -          -              -          20
- for cash at an average
  of $0.11 per share             1,320,859     13,209    133,150          -          -              -     146,359
- for services at an average
  of $0.08 per share               185,000      1,850     12,600          -          -              -      14,450
- for computer equipment
  at $0.01 per share               150,000      1,500     13,500          -          -              -      15,000
- for mineral property
  at $0.01 per share               900,000      9,000          -          -          -              -       9,000
Net loss for the year ended
  October 31, 1996                       -          -          -          -          -        (40,670)    (40,670)
                                     -----       ----       ----        ---        ---           ----        ----
Balances, October 31, 1996       3,134,339    $31,344   $153,485      $   -      $   -       $(57,262)   $127,567
-------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 4


                              METALLINE MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward           3,134,339   	$31,344    	$153,485     $   -      $   -       $(57,262)  $127,567
Issuance of common Stock
 as follows:
- for cash at an average of
 $0.61 per share                    926,600     9,266     594,794         -          -              -    604,060
-	for services at an average
 of $0.74 per share                 291,300     2,913     159,545         -          -              -    162,458
- for payment of a loan at
 $0.32 per share                    100,200     1,002      30,528         -          -              -     31,530
Options issued as follows:
- 300,000 options for cash                -         -       3,000         -          -              -      3,000
Net loss for year ended
 October 31, 1997                         -         -           -         -          -       (582,919)  (582,919)
                                      -----       ---        ----       ---        ---          -----      -----
Balances at October 31, 1997      4,452,439   $44,525    $941,352     $   -      $   -      $(640,181)  $345,696
Issuance of common stock
 as follows:
- for cash at an average
 of $1.00 per share                 843,500     8,435     832,010         -          -              -    840,445
- for cash and receivables
 at $1.00 per share                 555,000     5,550     519,450  (300,000)         -              -    225,000
- for services at an average
 of $0.53 per share                  41,800       418      21,882         -          -              -     22,300
- for mine data base at
 $1.63 per share                    200,000     2,000     323,000         -          -              -    325,000
Options issued or
 granted as follows:
- 1,200,000 options for cash              -         -     120,000         -          -              -    120,000
- for financing fees                      -         -           -         -     60,000              -     60,000
- for consulting fees                     -         -           -         -    117,000              -    117,000
Warrants issued for services              -         -           -         -    488,980       (488,980)         -
Net loss for year
 ended October 31, 1998                   -         -           -         -          -       (906,036)  (906,036)
                                      -----      ----       -----      ----       ----         ------     ------
Balance, October 31, 1998         6,092,739    $60,928 $2,757,694 $(300,000)  $665,980   $(2,035,197)$(1,149,405)
                                     ------       ----     ------     -----      -----       -------      ------
---------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
                          F/S 5

                               METALLINE MINING COMPANY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            6,092,739  $60,928   $2,757,694  $(300,000)  $665,980  $(2,035,197) $(1,149,405)
Issuance of common stock as follows:
- for cash at an average
 of $1.04 per share                  818,800    8,188      842,712          -          -            -      850,900
- for drilling fees
 at $0.90 per share                   55,556      556       49,444          -          -            -       50,000
Stock options and warrant activity
  as follows:
- exercise of options
 at $0.90 per share                  250,000    2,500      267,500          -    (45,000)           -      225,000
- issuance of options for
 financing fees                            -        -            -          -    216,000            -      216,000
- expiration of options                    -        -       60,000          -    (60,000)           -            -
Stock subscription received                -        -            -    300,000          -            -      300,000
Net loss for year
 ended October 31, 1999                    -        -            -          -          -    (1,423,045) (1,423,045)
                                      ------    -----       ------       ----      -----       -------     ------
Balance, October 31, 1999          7,215,095  $72,152   $3,977,350      $   -   $776,980   $(3,458,242) $1,368,240
Stock option and warrant activity
 as follows:
Exercise of options at
 $0.86 per share                     950,000    9,500    1,090,750          -   (288,000)            -     812,250
Warrants issued for services               -        -            -          -     55,000             -      55,000
Issuance of common stock as follows:
- for cash at an average of $2.77
 of $2.77 per share                1,440,500   14,405    3,972,220          -          -             -   3,986,625
- for services at $1.28 per share    120,000    1,200      152,160          -          -             -     153,360
- for equipment at $1.67 per share    15,000      150       24,850          -          -             -      25,000
Net loss for year
 ended October 31, 2000                    -        -            -          -          -      (882,208)   (882,208)
                                      ------     ----       ------       ----      -----       -------      ------
Balance, October 31, 2000          9,742,595 $ 97,427   $9,217,330      $   -   $543,980   $(4,340,450) $5,518,287
                                      ------    -----       ------       ----      -----         -----      ------
-------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward             9,742,595  $97,427  $9,217,330   $    -    $543,980   $(4,340,450)  $5,518,287
Stock option and warrant activity
 as follows:
-Warrants exercised
  at $0.75 per share                   20,000      200      25,560        -     (10,760)            -       15,000
-Options issued for consulting fees         -        -           -        -     740,892             -      740,892
-Warrants issued for consulting fees        -        -           -        -     144,791             -      144,791
Issuance of common stock as follows:
- for cash at $2.00 per share         250,000    2,500     494,076        -       3,424             -      500,000
- for cash of $210 and services at
 $2.07 per share                       21,000      210      43,260        -           -             -       43,470
- for cash of $180 and services at
 $2.05 per share                       18,000      180      36,720        -           -             -       36,900
- for services at $2.45 per share       6,000       60      14,640        -           -             -       14,700
- for services at $1.50 per share      12,000      120      17,880        -           -             -       18,000
Net loss for year
 ended October 31,2001                      -        -           -        -           -    (2,069,390)  (2,069,390)
                                       ------    -----     -------     ----      ------       -------      -------
Balance, October 31, 2001          10,069,595  100,697   9,849,466        -   1,422,327    (6,409,840)   4,962,650
Issuance of common stock as follows:
- for cash at $2.00 per share          50,000      500      99,500        -           -             -      100,000
- for cash and warrants
 at $1.50 per share                    96,000      960     134,400        -       8,640             -      144,000
- for cash and warrants
 at $1.50 per share                    66,667      667      93,333        -       6,000           -        100,000
- for compensation at an average
 of $1.23 per share                    86,078      861     104,014        -           -           -        104,875
Stock option activity as follows:
- for compensation at $0.61 per share       -        -           -        -      61,000           -         61,000
Net loss for year ended October 31, 2002    -        -           -        -           -    (765,765)      (765,765)
                                        -----    -----      ------    -----       -----        ----         ------
Balance, October 31, 2002          10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
                                        =====     ====       =====      ===       =====       =====          =====
The accompanying notes are an integral part of these consolidated financial statements.
           F/S 7


                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended          Period from
                                                -------------------      November 8, 1993
                                             October 31,    October 31,  (Inception) to
                                             2002           2001         October 31, 2002
                                             -----          -----        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(765,765)    $(2,069,390)   $(7,175,605)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                                    35,829          28,498        152,485
 Noncash expenses                                     -         126,864        126,864
 Payment of services from issuance of stock     104,875         112,680        691,090
 Payment of services from issuance of options    61,000         740,892        801,892
 Payment of financing fees from the issuance
  of stock options                                    -               -        276,000
 Payment of expenses with issuance of stock           -               -        326,527
 Warrants issued for services                         -         144,791        688,771
(Increases) decreases in:
 Foreign property tax refund receivable               -         487,949        (59,287)
 Accounts receivable                            (62,501)              -        (62,501)
 Prepaid expenses                                 1,929            (621)        (1,920)
 Employee advances                               (2,275)           (282)       (13,421)
Increases (decreases) in:
 Accounts payable                               105,948            (350)       111,223
 Accrued liabilities                            179,208          (2,069)       193,306
                                                  -----           -----          -----
Net cash used by operating activities           142,695        (915,485)    (3,944,586)
                                                   ----           -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                              -        (484,447)      (484,447)
 Proceeds from Investments                      484,447               -        484,447
 Equipment purchases                           (301,364)         (6,584)      (435,492)
 Mining property acquisitions                         -        (112,846)    (4,452,631)
                                                  -----          ------         ------
Net cash used by investing activities           183,083        (603,877)    (4,888,123)
                                                  -----           -----         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock            329,360         515,390      7,981,672
 Proceeds from sales of options and warrants     14,640               -        949,890
 Deposits for sale of stock                           -               -         87,500
 Proceeds from shareholder loans                      -               -         30,000
                                                  -----           -----        -------
 Net cash provided by financing activities:     344,000         515,390      9,049,062
                                                  -----           -----         ------
 Net increase (decrease)
  in cash and cash equivalents                  185,331        (519,525)       216,363
 Cash beginning of period                        31,032         550,557              -
                                                 ------           -----         ------
 Cash at end of period                         $216,363         $31,032       $216,363
                                                  =====            ====           ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                              $     -         $     -        $     -
 Interest paid                                  $     -         $     -        $     -
NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services              $104,875        $112,680       $691,090
 Common stock issued for payment of expenses    $     -         $     -       $326,527
 Common stock issued for equipment              $     -         $     -        $25,000
 Common stock options
  issued for financing fees                     $     -         $     -       $276,000
 Options issued for services                    $61,000        $740,892       $801,892
 Warrants issued for services                   $     -        $144,791       $688,771
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 8

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2002

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

Accounting Method
-------
The Company's financial statements are prepared using the accrual method of accounting.

Accounting Receivable
-------
The Company carries its accounts receivable at cost. As the receivable results from a recently contracted obligation, the Company believes an allowance for doubtful accounts is not necessary. On a periodic basis, the Company will evaluate its accounts receivable and determine if an allowance for doubtful accounts becomes necessary, based on a history of past write-offs and collections and current credit conditions.

The Company has not yet established a policy regarding accruing interest on trade receivables. Accounts will be written off as un-collectible when it is determined that collection will be unlikely.

Estimates
-----
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
               F/S 9

                 METALLINE MINING COMPANY
              (AN EXPLORATION STAGE COMPANY)
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 31, 2002

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Reclassifications
--------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Exploration Stage Activities
-------
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercial minable reserve, the Company would expect to actively prepare the site for extraction.

Foreign Operations
-------
The accompanying balance sheet contains Company assets in Mexico, including: $4,334,767 of the Company's mineral properties; $359,044 (before accumulated depreciation) of mining equipment; $69,932 of cash; and a $59,288 tax refund receivable. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Foreign Currency Translation
-------
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Fair Value of Financial Instruments
-----------
The Company's financial instruments, as defined by SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," include cash, advances to employee, foreign tax return receivable, investments, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2002.

Cash and Cash Equivalents
---------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investment in Securities
-------
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. At October 31, 2001, the Company did own securities classified as available-for-sale, which consists of debt and equity securities. At October 31, 2002, the Company did not own any securities.

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income. At October 31, 2002, the Company did not have any unrealized holding gains or losses.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

Going Concern
------
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $765,765 for the year ended
October 31, 2002, and has an accumulated deficit of $7,175,605. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include
                           F/S 10

                    METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 2002

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections.

Concentration of Risk
-------
The Company maintains its domestic cash in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At October 31, 2002, the Company exceeded the insured amount by $45,974. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $69,932 at October 31, 2002, are denominated in pesos and are considered uninsured. The Company also has recorded a refund receivable at October 31, 2002 from the overpayment of Mexican property taxes. This receivable, originating from the payment of assessed taxes on the Company's Mexican property concessions, is considered fully collectible by the Company although it is over twelve months old.

Derivative Instruments
-------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities
Deferral of the Effective Date of FASB No.133", and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

In the years ended October 31, 2002 and 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
--------
In September 2000, the FASB issued SFAS No.140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No.140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.
               F/S 11
                 METALLINE MINING COMPANY
               (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 2002

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the non-amortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (SFAS No.143). SFAS No.143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No.143, which will not impact the financial statements of the Company at October 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 replaces SFAS No.121, "Accounting for the Impairment of Lon-Lived Assets to Be Disposed Of". This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement No.144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No.144, which will not impact the financial statements of the Company at October 31, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.145, "Rescission of SFAS Statement No.44, 4, and 64, Amendment of SFAS Statement No.13, and Technical Corrections", which updates, clarifies, and simplifies existing accounting pronouncements. SFAS No.4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No.64, which amended SFAS NO.4, was rescinded, as it was no longer necessary. SFAS No.44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provision of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No.44 is no longer necessary and has been rescinded. SFAS No.145 amended SFAS No.13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No.145 and does not believe that the adoption will have a material effect on the financial statements of the Company at October 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No.146). SFAS No.146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No.146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under
                         F/S 12

                    METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No.146 has not yet been determined.

Property and Equipment
--------
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance, and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line and accelerated methods over the expected useful lives of the assets.

Mineral Properties
-------
Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

Revenue Recognition Policy
-------
Revenues from sales of product will be recognized when the product is shipped.

Exploration Costs
-------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2002 were $50,986. The exploration costs expensed during the Company's exploration stage are $218,600.

Stock-Based Compensation
--------
In October 1995, the Financial Accounting Standards Board issued SFAS No.123 titled "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has adopted the fair value accounting prescribed by SFAS No.123.

Compensated Absences
-------
The Company's policy is to recognize the cost of compensated absences when actually paid to employee. If the amount were estimateable, it would not be currently recognized, as the amount would be deemed immaterial

Provision for Taxes
-------
At October 31, 2002, the Company had net deferred tax assets of approximately $1,290,000, principally arising from net operating loss carry-forward for income tax purposes. As management of the Company cannot determine that it is more likely than not, that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at October 31, 2002.
                    F/S 13

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2002

At October 31, 2002, the Company has net operating loss carry-forward of approximately $5,300,000, which expires in the years 2009 through 2022. The Company recognized approximately $1,483,000 of losses from the issuance of stock options for services, which were not deductible for tax purposes. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

Earnings Per Share
-------
The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding October 31, 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. Common stock equivalents outstanding at October 31, 2002 and 2001 were 874,000 and 925,000 respectively.

NOTE 3   INVESTMENTS

The Company's investments are classified as available for sale securities, which are recorded at fair value in investments on the balance sheet; because of the short holding period, there was no change in fair value during the period. The Company has no securities, which are classified as trading securities. At October 31, 2002, the Company had no security investments

At October 31, 2001, the market values of investments were as follows:

     Boulder Total Return Fund           $ 200,000
     Eaton Vance Senior Income Trust       200,000
     Pilgrim Prime Rate Trust               75,000
     Money Market Funds                      9,447
                                           -------
                                         $ 484,447

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant, and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings. The following is a summary of property, equipment, and accumulated depreciation:

                           October 31, 2002         October 31, 2001
					-----------			---------
Mining equipment                $  202,144              $   62,429
Buildings and structures           141,061                       -
Vehicles                            23,618                  23,618
Computer equipment                  80,485                  78,948
Office Equipment                     4,183                   3,951
Furniture fixtures                   8,186                   5,184
Non mineral property                15,838                       -
                                      ----                    ----
Total assets                       475,515                 174,130
Less accumulated depreciation     (152,485)               (116,656)
                                     -----                   -----
                                 $ 323,030               $  57,474
                                     =====                   =====
           F/S 14

               METALLINE MINING COMPANY
             (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 31, 2002

NOTE 4   PROPERTY AND EQUIPMENT (continued)
On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. dollars, amounted to $276,616, of which $149,616 remained to be paid under the Property and Equipment Purchase Agreement. Subsequent to year-end, in December 2002, the Company paid the remaining amount due under the agreement.

Depreciation expense for the years ended October 31, 2002 and 2001 was $35,829 and $28,498, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5   MINERAL PROPERTIES

Sierra Mojada Mining Concessions
---------
In June of 1996, USMX (now named Dakota) and the Company entered into a joint venture agreement, whereby the Company could acquire a 65% interest in a mining concession named the Sierra Mojada Project, located in Coahuila, Mexico. Under the terms of the agreement, the Company was to contribute two million dollars ($2,000,000) in work commitments over the following seven years.

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

During August 2000, the Company made the final payment for the first year and acquired title to the Unificacion Mineros Mortenos Concession in the Sierra Mojada Project. With this transaction, the Company has acquired title to all of its concessions at Sierra Mojada.

Under the terms of the agreements, the Company was obligated to pay and in fact did pay $103,076 during the year ended October 31, 2001.

NOTE 6   RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. The Company also has given $13,421 in cash advances for travel to two of its officers at October 31, 2002.

NOTE 7   PREFERRED STOCK

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors.
              F/S 15

            METALLINE MINING COMPANY
         (AN EXPLORATION STAGE COMPANY)
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               OCTOBER 31, 2002

NOTE 8   COMMON STOCK

On May 20, 2002, the Company authorized the offering of 1,000,000 common stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock.

During the year ended October 31, 2002, the Company sold 162,667 common stock units with an ascribed cash value of $229,360 for common stock, and $14,640 for warrants. The Company also issued 50,000 shares of common stock under the Penoles agreement for cash, at $2.00 a share (See Note 12). Additionally, 86,078 shares of common stock valued at $104,875 were issued as compensation to officers.

During the year ended October 31, 2001, the Company issued 20,000 shares of common stock for the exercise of warrants valued at $10,760 and cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,680 and cash of $390 and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash.

During the year ended October 31, 2000, the Company sold 1,440,500 shares of its common stock for $3,968,625 cash, issued 120,000 shares of common stock for services valued $153,360, issued 15,000 shares of common stock for equipment valued at $25,000 and issued 950,000 shares of common stock for options exercised at $0.86 per share.

During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for $1,075,900 cash. In addition, the Company received $37,500 as a deposit toward the purchase of 50,000 shares (this stock was issued in December 1999) and $300,000 for payment of subscriptions receivable. The Company also issued 55,556 shares for payment of drilling expenses valued at $50,000.

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

During November 1995, Metalline Mining Company's directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share. During June 1996, Metalline Mining Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share. John Ryan, Merlin Bingham, and Daniel Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996 (See Note 4).

During the year ended October 31, 1996, Metalline Mining Company issued 1,320,859 shares of common stock for $146,359 in cash. During October 1996, the Company issued 150,000 shares of common stock for computer equipment valued at $15,000. Also, during October 1996, the Company issued 120,000 shares of common stock to Mr. Gorski and an additional 20,000 shares of common stock to Mr. Ryan for services rendered valued at $14,000.
           F/S 16
                 METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 2002

NOTE 8   COMMON STOCK (continued)
In January 1996, Mr. Carmen Ridland, in a private sale, sold a controlling interest in the corporation to Mr. Howard Crosby. On
January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr. Crosby and Mr. Robert Jorgensen.

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

NOTE 9   STOCK OPTIONS

Following is a summary of the stock options during the years ending October 31, 2002 and 2001:

                                                              Weighted
                                                               Average
                                               Number          Exercise
                                             Of Shares            Price
                                               ------          --------
Outstanding at 11/01/00                              -           $    -
Granted                                        720,000             1.73
Exercised                                            -                -
Forfeited                                            -                -
Expired                                              -                -
                                                 -----             ----
Outstanding at 10/31/01                        720,000           $ 1.73
                                                 =====              ===
Options exercisable at 10/31/01                720,000
                                                  ====
Outstanding at 11/01/01                        720,000           $ 1.73
Granted                                        100,000             1.25
Exercised                                            -                -
Forfeited                                            -                -
Expired                                              -                -
                                                 -----             ----
Outstanding at 10/31/02                        820,000           $ 1.67
                                                 =====             ====
Weighted average fair value of
options granted during 2002                     $ 0.61
                                                  ====
Options exercisable at 10/31/02                820,000
                                                  ====

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.

On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified stock option plan is to be determined by the Company's board of directors.
                F/S 17

               METALLINE MINING COMPANY
             (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    OCTOBER 31, 2002

NOTE 9   STOCK OPTIONS (continued)
The Company granted 720,000 options with exercise prices ranging from $1.32 to $2.15 and expirations at various dates through 2010. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest 5%, volatility is 50% and expected life is 5 to 9 years. Consulting expenses recognized for these options were $740,892 for the year ended October 31, 2001.

NOTE 10   WARRANTS

During the year ended October 31, 2002, the Company issued 162,667 common stock units that were made up of 162,667 shares of common stock and warrants to purchase an additional 54,222 shares of common stock. As part of the total cash purchase, the warrants ha a value of $14,640.

During the year ended October 31, 2001, the Company issued 250,000 shares of stock with 125,000 warrants attached. These warrants were valued at $3,424. Additionally 20,000 warrants were exercised for $15,000 in cash and services valued at $10,760. The Company also issued 80,000 warrants for services, which were valued at $144,791.

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

The fair value of each warrant is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of
0.3 and 0.5 and expected life of 5 to 10 years. Consulting expenses recognized for these warrants were $144,791 for the fiscal year ended October 31, 2001.

NOTE 11   COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations
-------------
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 12   JOINT VENTURE AGREEMENT

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% share interest in certain mining concessions located in the Sierra Mojada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles purchase of up to 250,000 shares of Metalline's common stock at $2.00 per share. As of October 31, 2002, Penoles had purchased 50,000 shares of common stock under this agreement (See Note 8).

During the year ended October 31, 2002, the Company received reimbursement of $166,648 from Penoles for expenses incurred by Metalline, which were applied toward an aggregate $229,149 of qualified expenditures incurred by Penoles
                    F/S 18
                      METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                  Notes to the Financial Statements
                         October 31, 2002

NOTE 12   JOINT VENTURE AGREEMENT (continued)
On October 7, 1999, the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. In August 2000, Rio Tinto Limited purchased North Limited for its iron ore holdings and subsequently terminated its agreement with the Company.

NOTE 13   SUBSEQUENT EVENTS

In November 2002, the Company issued an additional 100,000 common stock shares at $2.00 per share.

Legal Contingencies
---------
In December 2002, Minera Metalin, the Company's Mexican subsidiary, has been named as co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. Any potential liability resulting from the lawsuit would be directed against the other named defendant, and according to the Company's legal counsel, the chance of an adverse judgment for Metalin is negligible.
[The balance of this page has been intentionally left blank.]
       F/S 19

                   METALLINE MINING COMPANY
                 AN EXPLORATION STAGE COMPANY
                        OCTOBER 31, 2002


SIGNATURES

   In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              METALLINE MINING COMPANY

              BY: /s/ Merlin Bingham
                  --------
                  Merlin Bingham,
                  its President
                  Date: January 28, 2003


              By: /s/ Wayne Schoonmaker
                  ---------
                  Wayne Schoonmaker, its
                  Principal Accounting Officer
                  Date: January 28, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Merlin Bingham        By: /s/ Roger Kolvoord
    -------                       -------
    Merlin Bingham                Roger Kolvoord
    President/Director            Director
    Date: January 28, 2003        Date: January 28, 2003

By: /s/ Daniel Gorski         By: /s/Wayne Schoonmaker
    -------                       ---------
    Daniel Gorski                 Wayne Schoonmaker
    Vice President/Director       Secretary/Treasurer
    Date: January 28, 2003        Date: January 28, 2003
          F/S 20

            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               OCTOBER 31, 2002

               CERTIFICATIONS

I, Merlin D. Bingham, certify that:

1. I have reviewed this annual report on Form 10-KSB of Metalline
Mining Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

      /s/ Merlin D. Bingham
      ------------
      President

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              OCTOBER 31, 2002

               CERTIFICATIONS

I, Wayne L. Schoonmaker , certify that:

1. I have reviewed this annual report on Form 10-KSB of Metalline
Mining Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: January 28, 2003

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: January 28, 2003