Form 10QSB
period 2003-01-31
METALLINE MINING CO
filed 2003-03-13
CIK 1031093

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 2003
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

             Commission file number: 000-27667

                  METALLINE MINING COMPANY
    (Exact name of registrant as specified in its charter)

              Nevada              91-1766677
      (State or other            (IRS Employer
        jurisdiction               Identification No.)
      of incorporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


             METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED JANUARY 31, 2003

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

Signatures . . . . . . . . . . . . . . . . . . . .F/S 12

[The balance of this page has been intentionally left blank.]
                            (i)


                 PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

The reviewed consolidated financial statements of the Company, for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2003.

Three months ended January 31, 2003 compared to the three months ended January 31, 2002:

During the three months ended January 31, 2003, the Company realized other income of $73,180 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract announced in May 2001 with Fireborn, Inc. of Atlanta, Georgia. Costs associated with the Sale of the ore totaled $60,020 for the three-month period ended January 31, 2003. There were ore sales of $17,500 in the three-month period ended January 31, 2002. General and administrative expenses increased to $318,287 for the three-month period ended January 31, 2003 as compared to $196,517 for the three-month period ended January 31, 2002. The increase is primarily due to an increase in expenses of maintaining the property and an increase in payroll costs. For the three months ended January 31, 2003, the Company experienced a loss of $305,176, or $0.03 per share, compared to a loss of $281,769, or $0.03 per share, during the comparable period in the previous year.

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

Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2002 financial statements relative to a going concern uncertainty. The Company financed its obligations during the 2001-2002 fiscal year by its sale of 212,667 shares at an average price of $1.62 per share. During the current period, the Company has realized $210,500 from the sale of 107,000 shares at prices ranging from $1.50 to $2.00 per share.

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

Mineros Nortenos has mined about 600,000 tons of predominantly oxide zinc ore with grades of 20 to 50% zinc. Some of this ore was oxide silver-lead and silver-copper, silver-zinc-lead sulfide at grades of 1 to 4 kilogram silver per tonne, 1 to 5% copper, 10 to 30% zinc and 30 to 70% lead. Production records from 1978 to 1981 for the San Salvador mine average 33.5% zinc.

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

Penoles Agreement

  On the 15th of November 2001, Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera L Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Mojada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years.
            Page 3
The study is to be of sufficient detail and quality to be used to secure debt financing for the development operation of the project. Minas Penoles is committed to complete US$1,000,000 (one million US Dollars) of Qualified Expenditures on the Propety as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalline and 3 from Minas Penoles. In addition, Minas Penoles will purchase Metalline Mining Company shares at a fixed price of US $2.00 per share in the following schedule and manner:

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

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation. The Company announced in October 2002, that this agreement has been terminated.

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

  In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No.141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1,2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.
              Page 4
SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 31, 2001, the Company adopted SFAS No.142. Application of the non-amortization provision of SFAS No.142 is expected to result in no change in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

  CASH FLOWS FOR THE THREE MONTHS ENDED
  JANUARY 31, 2003 WERE AS FOLLOWS:

During the three-month period ended January 31, 2003, the Company's cash position decreased by $27,343, to $89,020. During the three-month period, the Company used $241,133 in operating activities. In addition, the Company realized $210,500 from the sale of Company stock. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which $38,610 remains in escrow and will be paid under the Property and Equipment Purchase Agreement at a later date.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. Any potential liability resulting from the lawsuit would be directed against the other named defendant, and according to the Company's legal counsel, the chance of an adverse judgment for Metalin is negligible.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. The Company sold 100,000 shares of its common stock at a price of $2.00 per share and 7,000 shares at a price of $1.50 in the three-month period ended January 31, 2003.

During the third quarter the Company sold 7,000 units comprised of one share of common stock and a warrant for 1/3 of a share of common stock at $1.50 per unit. The value of the warrants was determined to be $0.25 per warrant, using the Black Scholes pricing calculator with an adjustment made to reflect the 1/3 of a share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.
                 Page 5

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

REPORTS ON FORM 8-K.
No reports on Form 8-K were filed by the registrant during the period covered by this report.
 [The balance of this page has been intentionally left blank.]
                              Page 6

                   METALLINE MINING COMPANY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:           PAGE

Consolidated Balance Sheets as of
 January 31, 2003 and October 31, 2002 . . . . .  F/S 1

Consolidated Statements of Operations
 for the three-month period ended
 January 31, 2003 and January 31, 2002,
 and for the period from inception
 (November 8, 1993) to January 31, 2003 . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to January 31, 2003 . . . . . . . . . . . . . . .F/S 3

Consolidated Statements of Cash Flow for
 the three-month periods ended January 31, 2003
 and January 31, 2002, and for the period from
 inception (November 8, 1993) to
 January 31, 2003 . . . . . . . . . . . . . . . . F/S 8

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . . . .F/S 10

Signatures . . . . . . . . . . . . . . . . . . . F/S 12

[The balance of this page has been intentionally left blank.]
                              Page 7



                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                                         January 31,  October 31,
                                         2003         2002
                                         (Unaudited)
                                         -----------  ----------
ASSETS
CURRENT ASSETS
 Cash                                    $189,020     $216,363
 Investments                                    0            0
 Accounts receivable                       66,952       62,501
 Foreign Tax Refund Receivable                  0       59,287
 Prepaid expenses                           1,821        1,920
 Employee advances                         16,110       13,421
                                          -------      -------
  Total Current Assets                    273,903      353,492
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment,
  net of accumulated depreciation         330,260      323,030
                                          -------      -------
  Total Property and Equipment            330,260      323,030
                                          -------      -------
TOTAL ASSETS                           $4,938,930   $5,011,289
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                         January 31,  October 31,
                                         2003         2002
                                         (Unaudited)
                                         -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                        $105,440     $111,223
 Contracts Payable-current                 42,819            0
 Accrued liabilities                       28,041      193,306
                                          -------       ------
  Total Current Liabilities               176,300      304,529
                                          -------       ------
LONG-TERM LIABILITIES
 Contracts Payable                         18,588            0
                                             ----         ----
  Total Long-Term Liabilities              18,588            0
                                             ----         ----
COMMITMENTS AND CONTINGENCIES                   0            0
                                             ----         ----
  Total Liabilities                       194,888      304,529
                                           ------       ------
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized, no
  shares issued or outstanding                  0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  10,578,192 and 10,368,340 shares
  issued and outstanding
  respectively.                           105,783      103,685
 Additional paid-in capital            10,620,490   10,280,713
 Stock options and warrants             1,498,550    1,497,967
 Deficit accumulated during
  exploration stage                    (7,480,781)  (7,175,605)
                                        ---------    ---------
   Total Stockholders' Equity           4,744,042    4,706,760
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $4,938,930   $5,011,289
                                        =========    =========
See accompanying notes to these financial statements.

                     F/S 1



                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended        Period from
                             ---------------------       November 8, 1993
                             January 31,  January 31,   (Inception) through
                                   2003          2002    January 31,2003
                               --------       --------     ------------
REVENUES                       $      0        $     0         $       0
                                 ------         ------           -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries and
  Payroll expenses              132,021         59,490         1,363,603
 Office and administrative       30,511         22,152           386,151
 Taxes and fees                  47,032         23,129           191,367
 Professional services           47,118         84,098         3,316,342
 Property expenses               48,452              0         1,506,849
 Exploration and research           875          1,410           219,475
 Depreciation                    12,278          6,238           164,793
                                -------        -------          --------
 Total General and
  Administrative Expenses       318,287        196,517         7,148,580
                                -------        -------           -------
LOSS FROM OPERATIONS      (318,287)      (196,517)       (7,148,580)
                                =======       ========          ========

                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)

                               Three Months Ended        Period from
                             ---------------------       November 8, 1993
                             January 31,  January 31,   (Inception) through
                                   2003          2002    January 31, 2003
                               --------       --------     ------------
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses                13,160        (87,348)          (71,974)
 Interest income                      8          2,096            25,389
 Interest and
  financing expense                 (57)             0          (285,616)
                                 ------          -----           -------
 Total other income (expense)    13,111        (85,252)         (332,201)
                                 ======         ======           =======
LOSS BEFORE INCOME TAXES       (305,176)      (281,769)       (7,480,781)

INCOME TAXES                          0              0                 0
                                  -----           ----             -----
NET LOSS                      $(305,176)     $(281,769)      $(7,480,781)
                                =======       ========          ========
NET LOSS PER COMMON SHARE
 BASIC AND DILUTED              $ (0.03)       $ (0.03)          $ (1.43)
                                  =====          =====             =====
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 BASIC AND DILUTED             10,451,673     10,100,928         5,240,154
                                 ========      =========          ========
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 2


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
------- Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 5

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward             9,742,595  $97,427  $9,217,330   $    -    $543,980   $(4,340,450)  $5,518,287
Stock option and warrant activity
 as follows:
-Warrants exercised
  at $0.75 per share                   20,000      200      25,560        -     (10,760)            -       15,000
-Options issued for consulting fees         -        -           -        -     740,892             -      740,892
-Warrants issued for consulting fees        -        -           -        -     144,791             -      144,791
Issuance of common stock as follows:
- for cash at $2.00 per share         250,000    2,500     494,076        -       3,424             -      500,000
- for cash of $210 and services at
 $2.07 per share                       21,000      210      43,260        -           -             -       43,470
- for cash of $180 and services at
 $2.05 per share                       18,000      180      36,720        -           -             -       36,900
- for services at $2.45 per share       6,000       60      14,640        -           -             -       14,700
- for services at $1.50 per share      12,000      120      17,880        -           -             -       18,000
Net loss for year
 ended October 31,2001                      -        -           -        -           -    (2,069,390)  (2,069,390)
                                       ------    -----     -------     ----      ------       -------      -------
Balance, October 31, 2001          10,069,595  100,697   9,849,466        -   1,422,327    (6,409,840)   4,962,650
Issuance of common stock as follows:
- for cash at $2.00 per share          50,000      500      99,500        -           -             -      100,000
- for cash and warrants
 at $1.50 per share                    96,000      960     134,400        -       8,640             -      144,000
- for cash and warrants
 at $1.50 per share                    66,667      667      93,333        -       6,000           -        100,000
- for compensation at an average
 of $1.23 per share                    86,078      861     104,014        -           -           -        104,875
Stock option activity as follows:
- for compensation at $0.61 per share       -        -           -        -      61,000           -         61,000
Net loss for year ended October 31, 2002    -        -           -        -           -    (765,765)      (765,765)
                                        -----    -----      ------    -----       -----        ----         ------
Balance, October 31, 2002          10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
                                        -----    -----      ------     ----      ------     -------        -------
------- Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    -  $1,497,967   $(7,175,605)  $4,706,760
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        -           -             -       200,000
- for cash and warrants at
   $1.50 per share                      7,000       70       9,847        -         583             -        10,500
- for compensation at an
   average of $1.28 per share         102,852    1,028     130,930        -           -             -       131,958
Net loss for the three months
 Ended January 31, 2003                     -        -           -        -           -      (305,176)     (305,176)
                                      -------     ----      ------     ----        ----       -------       -------
Balance, January 31, 2003          10,578,192  105,783  10,620,490        -   1,498,550    (7,480,781)    4,744,042
                                   ==========  =======  ==========     ====   =========     =========     =========
The accompanying notes are an integral part of these consolidated financial statements.
[The balance of this page has been intentionally left blank.]
                F/S 7


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Three Months Ended        November 8, 1993
                                -----------------        (Inception)
                                January 31,   January 31, through
                                2003          2002        January 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                        $(305,176)     $(281,769)  $(7,480,781)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     12,278          6,238       164,763
  Non-cash expenses                     0              0       126,864
  Issuance of stock for services  131,958              0       823,048
  Issuance of options
   for services                         0              0       801,892
  Issuance of stock options
   for financing fees                   0              0       276,000
  Issuance of stock for expenses        0              0       326,527
  Warrants issued for services          0              0       688,771
Changes in operating assets
 and liabilities:
 (Increase) decrease
   in accounts receivable          (4,451)             0       (66,952)
 (Increase) decrease in
  refunds receivable               59,287              0             0
 (Increase) decrease in
  prepaid expense                      99          3,020       (1,821)
 (Increase) decrease in
  employee advances                (2,689)             0      (16,110)
 Increase (decrease) in
  accounts payable                 (5,783)        10,680       105,440
 Increase (decrease) in
  accrued liabilities            (126,656)           493        66,650
                                    -----          -----        ------

Schedule continued on next page.
See accompanying note to these financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Three Months Ended        November 8, 1993
                                -----------------        (Inception)
                                January 31,   January 31, through
                                2003          2002        January 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
 operating activities            (241,133)      (261,338)   (4,185,709)
Cash flows from investing
 activities:
 Purchase of property
  and equipment                   (19,508)       (27,000)     (455,000)
 Acquisition of mineral
  properties                            0              0    (4,452,631)
 Purchase of investments                0        277,888      (484,447)
 Proceeds from investments              0              0       484,447
                                  -------         ------     ---------
Net cash used by investing
 activities                       (19,508)       250,888   (4,907,631)
                                  -------         ------     ---------
Cash flows from financing
 activities:
 Proceeds from sales of
  common stock                    209,917        100,000     8,191,589
 Proceeds from sales of
  Options and warrants                583              0       950,473
 Deposits for sale of stock             0              0        87,500
 Proceeds from
  shareholders' loans                   0              0        30,000
 Proceeds from equipment loans     22,798              0        22,798
                                  -------         ------       -------
Net cash provided by
 financing activities:            233,298        100,000     9,282,360
                                  -------        -------     ---------
Net increase (decrease)
 in cash                          (27,343)        89,550       189,020
Cash beginning of period          216,363         31,032             0
                                  -------        -------      --------
Cash at end of period            $189,020       $120,582      $189,020
                                   ======        =======        ======
Schedule continued on next page.
See accompanying note to these financial statements.
F/S 8

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Three Months Ended        November 8, 1993
                                -----------------        (Inception)
                                January 31,   January 31, through
                                2003          2002        January 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Supplemental cash
 flow disclosures:
  Income taxes paid in cash             0              0      $  9,599
  Interest paid in cash                57              0      $     57
Non-cash financing activities:
Common stock issued for services  131,958              0      $718,173
Common stock issued for expenses        0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Options issued for services             0              0      $740,892
Warrants issued for services            0              0      $688,771
Common stock options issued
 for financing fees                     0              0      $276,000
----------------
See accompanying notes to these financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 9

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          January 31, 2003

The interim consolidated financial statements of Metalline Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented no misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

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

During the three months ended January 31, 2003, Metalline received reimbursement of $16,389 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation. The Company announced in October 2002 that the agreement has been terminated.
                             F/S 10

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          January 31, 2003


NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which all has been paid except $38,610, which is being held in escrow.

NOTE 5

On May 20, 2002 the Company authorized the offering of 1,000,000 stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock. As of January 31, 2003, 169,667 units have been sold for cash totaling $254,500.

    [The balance of this page has been intentionally left blank.]

                         F/S 11

                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY

                          JANUARY 31, 2003


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  March 13, 2003

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  March 13, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: March 13, 2003            Date: March 13, 2003

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: March 13, 2003

                           F/S 12


            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               JANUARY 31, 2003

               CERTIFICATIONS

I, Merlin D. Bingham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Metalline Mining Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

      /s/ Merlin D. Bingham
      ------------
      President

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              JANUARY 31, 2003

               CERTIFICATIONS

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Metalline Mining Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: March 13, 2003

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: March 13, 2003