Form 10QSB
period 2003-04-30
METALLINE MINING CO
filed 2003-06-10
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 2003
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED APRIL 30, 2003

TABLE OF CONTENTS                                 Page

PART I - FINANCIAL INFORMATION

  Item 1:  Consolidated Financial Statements . . . . . 1

  Item 2:  Management's Discussion and
           Analysis of Financial Condition
           and Results of Operation . . . . . . . . . .1

PART II  OTHER INFORMATION

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

Certifications and Signatures . . . . . . . . . . .F/S 13

[The balance of this page has been intentionally left blank.]
                            (i)


                 PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

The reviewed consolidated financial statements of the Company, for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2003.

Six months ended April 30, 2003 compared to the six months ended
April 30, 2002:

During the six months ended April 30, 2003, the Company realized other income of $240,888 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals, Inc., Norfolk, Virginia. Costs associated with the Sale of the ore totaled $164,759 for the six-month period ended April 30, 2003. There were ore sales of $52,910 in the six-month period ended April 30, 2002. General and administrative expenses increased to $646,892 for the six-month period ended April 30, 2003 as compared to $303,903 for the six-month period ended April 30, 2002. The increase is primarily due to an increase in expenses of maintaining the property and an increase in payroll and consulting costs. For the six months ended April 30, 2003, the Company experienced a loss of $570,896, or $0.05 per share, compared to a loss of $408,884, or $0.04 per share, during the comparable period in the previous year.

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

>From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico, and the Company has dropped the Kadex Property claims. The Company is currently involved in exploration and evaluation of its Mexican Property under agreement with Minas Penoles.
                             Page 1
The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued mining of zinc carbonate from the white zinc manto for delivery to Metalline's fertilizer clients, and drilling and sampling of the red zinc manto to define an ore reserve. The red zinc manto work is being conducted and funded by Penoles.

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

Penoles Agreement

On the 15th of November, 2001 Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La Parrena, S.A. de C.V. The Agreement allows Minas Penoles to earn a 60% interest in the Sierra Mojada project by exploring and completing a feasibility study over an "Earn in Period" of not more than 5 years.
                             Page 3
The study is to be of sufficient detail and quality to be used to secure debt financing for the development and operation of the project. Minas Penoles is committed to complete US $1,000,000 (one million US Dollars) of Qualified Expenditures on the Property as may be recommended by the Technical Committee during the first year as of the date of signing the Agreement. Minas Penoles is to be the Operator; operations are under the control of the Technical Committee that will be composed of 2 representatives from Metalin and 3 from Minas Penoles. In addition, Minas Penoles will purchase Metalline Mining Company shares at a fixed price of US$2.00 per share in the following schedule and manner:

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

  CASH FLOWS FOR THE SIX MONTHS ENDED
  APRIL 30, 2003 WERE AS FOLLOWS:

During the six-month period ended April 30, 2003, the Company's cash position decreased by $57,508, to $158,855. During the six-month period, the Company used $268,008 in operating activities. In addition, the Company realized $210,500 from the sale of Company stock and financed $23,148 for the purchase of equipment. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which $38,610 remains in escrow and will be paid under the Property and Equipment Purchase Agreement at a later date.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

	Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. During the six months ended April 30, 2003 the Company settled this suit for approximately $36,000. The Company paid approximately $13,800 at the time of settlement and the balance in six equal installments of approximately $3,700.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. During the six months ended April 30, 2003 the Company sold 100,000 shares of its common stock at a price of $2.00 per share; and sold 7,000 units comprised of one share of common stock and a warrant for 1/3 of a share of common stock at $1.50 per unit. The value of the warrants was determined to be $0.25 per warrant, using the Black Scholes pricing calculator with an adjustment made to reflect the 1/3 of a share.

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

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 April 30, 2003 and October 31, 2002 . . . . . . F/S 1

Consolidated Statements of Operations
 for the three and six-month period
 ended April 30, 2003 and April 30, 2002, and for
 the period from inception (November 8, 1993)
 to April 30, 2003 . . . . . . . . . . . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to April 30, 2003 . . . . . . . . . . . . . . . F/S 4

Consolidated Statements of Cash Flow for
 the six-month periods ended April 30, 2003
 and April 30, 2002, and for the period from
 inception (November 8, 1993) to
 April 30, 2003 . . . . . . . . . . . . . . . . .F/S 9

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . . . F/S 11

Certifications and Signatures . . . . . . . . . F/S-13
[The balance of this page has been intentionally left blank.]
                              Page 7


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                                 APRIL 30, 2003   October 31, 2002
                                  (Unaudited)
                                    -----------   ----------
ASSETS
CURRENT ASSETS
 Cash                                    $158,855     $216,363
 Accounts receivable                      104,211       62,501
 Foreign Tax Refund Receivable                  0       59,287
 Prepaid expenses                             687        1,920
 Employee advances                         16,110       13,421
                                          -------      -------
  Total Current Assets                    279,863      353,492
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment
 Net of accumulated depreciation          317,973      323,030
                                          -------      -------
  Total Property and Equipment            317,973      323,030
                                          -------      -------
TOTAL ASSETS                           $4,932,603   $5,011,289
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                   April 30, 2003  October 31, 2002
                                       (Unaudited)
                                      -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                        $133,704     $111,223
 Contracts payable                         42,819            0
 Accrued liabilities                          907      193,306
                                          -------       ------
  Total Current Liabilities               177,430      304,529
                                          -------       ------
LONG-TERM LIABILITIES
 Contracts payable                         17,887            0
                                          -------      -------
  Total Long-Term Liabilities              17,887            0

COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
  Total Liabilities                       195,317      304,529
                                          --------      -------
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  0 shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  10,786,121 and 10,067,595 shares
  issued and outstanding
  respectively.                           107,862      103,685
 Additional paid-in capital            10,877,374   10,280,713
 Stock options and warrants             1,498,550    1,497,967
 Deficit accumulated during
  exploration stage                    (7,746,500)  (7,175,605)
	----------	---------
   Total Stockholders' Equity           4,737,286    4,706,760
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $4,932,603   $5,011,289
                                        =========    =========
See condensed notes to the consolidated financial statements.

                            F/S 1


                        METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Six Months Ended        November 8, 1993
                                  ------------------       ----------------       (Inception)
                               April 30,     April 30,    April 30,   April 30,    through
                               2003          2002         2003        2002         April 30, 2003
                              (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
REVENUES                          $    -        $    -      $    -     $     -       $         -
                                  ------        ------      ------     -------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses   145,437        54,000     278,377     118,070         1,509,959
 Office and Administrative        19,243        14,638      48,835      32,274           404,475
 Taxes and fees                      692           154      47,724      23,283           192,059
 Professional services           140,243         2,702     187,361      86,800         3,456,585
 Property expenses                10,238         7,485      58,690       7,485         1,517,087
 Depreciation                     12,287         6,238      24,565      12,476           177,080
 Exploration and research            465        22,105       1,340      23,515           219,940
                                  ------       -------     -------   ---------         ---------
 Total General and
  Administrative Expenses        328,605       107,322     646,892     303,903         7,477,185
                                 -------       -------     -------   ---------         ---------
LOSS FROM OPERATIONS            (328,605)     (107,322)   (646,892)   (303,903)       (7,477,185)
                                 -------       -------     -------   ---------         ---------
OTHER INCOME (EXPENSES)
 Misc. ore sales,
  net of expenses                 62,969       (20,548)     76,129    (107,896)           (9,005)
 Interest income                      17           755          25       2,851            25,406
 Interest and
  financing expense                 (101)            -        (158)          -          (285,717)
                                 -------       -------     -------   ---------         ---------
Total other income (expense)      62,885       (19,793)     75,996    (104,981)         (269,316)
                                 -------       -------     -------   ---------         ---------
LOSS BEFORE INCOME TAXES       $(265,720)    $(127,115)  $(570,896)  $(408,884)      $(7,746,501)
                               ========       ========     =======    =========        =========
See condensed notes to the consolidated financial statements.		F/S 2

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Six Months Ended        November 8, 1993
                                  ------------------       ----------------       (Inception)
                               April 30,     April 30,   April 30,   April 30,     through
                               2003          2002        2003        2002          April 30, 2003
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited)   (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
LOSS BEFORE INCOME TAXES
 (carried forward)             $(265,720)    $(127,115)  $(570,896)    $(408,884)  $(7,746,501)
INCOME TAXES                           -             -           -             -             -
                                 -------       -------     -------     ---------     ---------
NET LOSS                       $(265,720)    $(127,115)  $(570,896)    $(408,884)  $(7,746,501)
                                 =======       =======     =======     =========     =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.03)    $   (0.01)  $   (0.05)  $     (0.04)  $     (1.48)
                                 =======       =======     =======     =========     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           10,534,588     10,117,595  10,493,130    10,090,322     5,240,154
                              ==========     =========   ==========    =========      =========

See condensed notes to the consolidated financial statements.

[The balance of this page has been intentionally left blank.]
                           F/S 3


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
------- Table continued on next page.
See condensed notes to the consolidated financial statements.
              F/S 4


                                        METALLINE MINING COMPANY
                                       (AN EXPLORATION STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward           3,134,339   	$31,344    	$153,485     $   -      $   -       $(57,262)  $127,567
Issuance of common Stock
 as follows:
- for cash at an average of
 $0.61 per share                    926,600     9,266     594,794         -          -              -    604,060
-	for services at an average
 of $0.74 per share                 291,300     2,913     159,545         -          -              -    162,458
- for payment of a loan at
 $0.32 per share                    100,200     1,002      30,528         -          -              -     31,530
Options issued as follows:
- 300,000 options for cash                -         -       3,000         -          -              -      3,000
Net loss for year ended
 October 31, 1997                         -         -           -         -          -       (582,919)  (582,919)
                                      -----       ---        ----       ---        ---          -----      -----
Balances at October 31, 1997      4,452,439   $44,525    $941,352     $   -      $   -      $(640,181)  $345,696
Issuance of common stock
 as follows:
- for cash at an average
 of $1.00 per share                 843,500     8,435     832,010         -          -              -    840,445
- for cash and receivables
 at $1.00 per share                 555,000     5,550     519,450  (300,000)         -              -    225,000
- for services at an average
 of $0.53 per share                  41,800       418      21,882         -          -              -     22,300
- for mine data base at
 $1.63 per share                    200,000     2,000     323,000         -          -              -    325,000
Options issued or
 granted as follows:
- 1,200,000 options for cash              -         -     120,000         -          -              -    120,000
- for financing fees                      -         -           -         -     60,000              -     60,000
- for consulting fees                     -         -           -         -    117,000              -    117,000
Warrants issued for services              -         -           -         -    488,980       (488,980)         -
Net loss for year
 ended October 31, 1998                   -         -           -         -          -       (906,036)  (906,036)
                                      -----      ----       -----      ----       ----         ------     ------
Balance, October 31, 1998         6,092,739    $60,928 $2,757,694 $(300,000)  $665,980   $(2,035,197)$(1,149,405)
                                     ------       ----     ------     -----      -----       -------      ------
--- Table continued on next page.  See condensed notes to the consolidated financial statements.   F/S 5

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
------- Table continued on next page.  See condensed notes to the consolidated financial statements.  F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward             9,742,595  $97,427  $9,217,330   $    -    $543,980   $(4,340,450)  $5,518,287
Stock option and warrant activity
 as follows:
-Warrants exercised
  at $0.75 per share                   20,000      200      25,560        -     (10,760)            -       15,000
-Options issued for consulting fees         -        -           -        -     740,892             -      740,892
-Warrants issued for consulting fees        -        -           -        -     144,791             -      144,791
Issuance of common stock as follows:
- for cash at $2.00 per share         250,000    2,500     494,076        -       3,424             -      500,000
- for cash of $210 and services at
 $2.07 per share                       21,000      210      43,260        -           -             -       43,470
- for cash of $180 and services at
 $2.05 per share                       18,000      180      36,720        -           -             -       36,900
- for services at $2.45 per share       6,000       60      14,640        -           -             -       14,700
- for services at $1.50 per share      12,000      120      17,880        -           -             -       18,000
Net loss for year
 ended October 31,2001                      -        -           -        -           -    (2,069,390)  (2,069,390)
                                       ------    -----     -------     ----      ------       -------      -------
Balance, October 31, 2001          10,069,595  100,697   9,849,466        -   1,422,327    (6,409,840)   4,962,650
Issuance of common stock as follows:
- for cash at $2.00 per share          50,000      500      99,500        -           -             -      100,000
- for cash and warrants
 at $1.50 per share                    96,000      960     134,400        -       8,640             -      144,000
- for cash and warrants
 at $1.50 per share                    66,667      667      93,333        -       6,000           -        100,000
- for compensation at an average
 of $1.23 per share                    86,078      861     104,014        -           -           -        104,875
Stock option activity as follows:
- for compensation at $0.61 per share       -        -           -        -      61,000           -         61,000
Net loss for year ended October 31, 2002    -        -           -        -           -    (765,765)      (765,765)
                                        -----    -----      ------    -----       -----        ----         ------
Balance, October 31, 2002          10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
                                        -----    -----      ------     ----      ------     -------        -------
---- Table continued on next page. See condensed notes to the consolidated financial statements.      F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    -  $1,497,967   $(7,175,605)  $4,706,760
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        -           -             -       200,000
- for cash and warrants at
   $1.50 per share                      7,000       70       9,847        -         583             -        10,500
- for compensation at an
   average of $1.23 per share         219,398    2,193     268,495        -           -             -       270,688
- for services at an average
   of $1.23 per share                  91,383      914     119,320        -           -             -       120,234
Net loss for the six months
 ended April 30, 2003                     -        -           -        -           -        (570,896)     (570,896)
                                      -------     ----      ------     ----        ----       -------       -------
Balance, April 30, 2003            10,786,121  107,862  10,877,375        -   1,498,550    (7,746,501)    4,737,286
                                   ==========  =======  ==========     ====   =========     =========     =========
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]
                F/S 8


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2003          2002        April 30, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                        $(570,896)     $(408,884)  $(7,746,501)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     24,565         12,477       177,050
  Non-cash expenses                     0              0       126,864
  Payment of services from
   issuance of stock              390,920              0     1,082,010
  Payment of services from
   issuance of options                  0              0       801,892
  Payment of financing fees from
   issuance of stock options            0              0       276,000
  Payment of expenses from
   issuance of stock                    0              0       326,527
  Warrants issued for services          0              0       688,771
(Increases) decreases in:
 Foreign property tax
  refund receivable                59,287              0             0
 Accounts receivable              (41,710)             0      (104,211)
 Prepaid expenses                   1,233            242          (687)
 Employee advances                 (2,689)             0       (16,110)
(Increases) decreases in:
 Accounts payable                  22,481            (30)      133,704
 Contracts payable                 41,198              0        41,198
 Accrued liabilities             (192,399)           769           907
                                   ------           ----          ----
Net cash used in
  operating activities           (268,008)      (395,426)   (4,212,584)
                                  =======        =======      ========

Schedule continued on next page.
See condensed notes to the consolidated financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Six Months Ended         November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2003          2002        April 30, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
 operating activities            (268,008)      (395,426)   (4,212,584)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments                0              0      (484,447)
 Proceeds from investments              0        377,288       484,447
 Equipment purchases                    0        (28,217)     (435,492)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                             0        349,071    (4,888,123)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                    209,917        100,000     8,191,589
 Proceeds from sales of
  options and warrants                583              0       950,473
 Deposits for sale of stock             0              0        87,500
 Proceeds from equipment loans          0              0             0
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:            210,500        100,000     9,259,562
                                  -------        -------     ---------
Net increase (decrease)
 in cash                          (57,508)        53,645       158,855
Cash beginning of period          216,363         31,032             0
                                  -------        -------      --------
Cash at end of period            $158,855        $84,677      $158,855
                                   ======        =======        ======
Schedule continued on next page.
See condensed notes to the consolidated financial statements.
F/S 9

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 31,   through
                                2003          2002        April 30, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
SUPPLEMENTAL CASH
 FLOW DISCLOSURES:
  Income taxes paid in cash             0              0      $  9,599
  Interest paid in cash                57              0      $     57

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services  390,920              0    $1,082,012
Common stock issued for
 payment of expenses                    0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Common stock options issued for
 financing fees                         0              0      $276,000
Options issued for services             0              0      $801,892
Warrants issued for services            0              0      $688,771
Financing of equipment             23,148              0       $23,148
----------------
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 10


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          April 30, 2003

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

During the six months ended April 30, 2003, Metalline received reimbursement of $39,911 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation. The Company announced in October 2002 that the agreement has been terminated.
                             F/S 11

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          April 30, 2003


NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616, of which all has been paid except $38,610, which is being held in escrow.

NOTE 5

On May 20, 2002 the Company authorized the offering of 1,000,000 stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock. As of April 30, 2003, 169,667 units have been sold for cash totaling $254,500.

    [The balance of this page has been intentionally left blank.]

                         F/S 12
            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               APRIL 30, 2003

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

Date: June 12, 2003

      /s/ Merlin D. Bingham
      ------------
      President

      F/S 13

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              APRIL 30, 2003

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

Date: June 12, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

      F/S 14

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: June 12, 2003
    F/S 15

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: June 12, 2003
   F/S 16



                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY
                           April 30, 2002


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  June 12, 2003

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  June 12, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: June 12, 2003        Date: June 12, 2003

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: June 12, 2003

                           F/S 17