Form 10QSB
period 2003-07-31
METALLINE MINING CO
filed 2003-09-10
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 2003
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED JULY 31, 2003

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

The reviewed consolidated financial statements of the Company, for the period covered by this report, are included elsewhere in this report, beginning at page F/S 1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2003.

Nine months ended July 31, 2003 compared to the nine months ended
July 31, 2002:

During the nine months ended July 31, 2003, the Company realized other income of $287,846 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals, Inc., Norfolk, Virginia. Costs associated with the Sale of the ore totaled $248,473.36 for the nine-month period ended July 31, 2003. There were ore sales of $73,894 in the nine-month period ended July 31, 2002. General and administrative expenses increased to $849,472 for the nine-month period ended July 31, 2003 as compared to $442,710 for the nine-month period ended July 31, 2002. The increase is primarily due to an increase in payroll expenses of $264,000, an increase in professional services of $101,000, and a $32,000 increase in expenses of maintaining the property. For the nine months ended July 31, 2003, the Company experienced a loss of $770,335, or $0.07 per share, compared to a loss of $519,970, or $0.05 per share, during the comparable period in the previous year.

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

(i). 50,000 shares upon signing the Agreement, purchased by Minas Penoles, S.A. de C.V. by means of a capital contribution to Metalline. Subsequently, and always following this same mechanism (i.e. capital contribution to Mealline), if Penoles should elect to continue exploration after twelve months time as of the Effective Date, then (ii). Minas Penoles, S.A. de C.V. shall purchase 100,000 additional Metalline shares at US $2.00 per share; (iii). if Penoles should continue exploration after twenty-four months, Minas Penoles, S.A. de C.V. shall purchase an additional 100,000 Metalline shares at US $2.00 per share.

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

  CASH FLOWS FOR THE NINE MONTHS ENDED
  JULY 31, 2003 WERE AS FOLLOWS:

During the nine-month period ended July 31, 2003, the Company's cash position decreased by $115,801, to $100,562. During the nine-month period, the Company used $306,793 in operating activities. In addition, the Company realized $210,500 from the sale of Company stock and financed $23,148 for the purchase of equipment. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 due under the contract was paid June 2003.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

	Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. During the nine months ended July 31, 2003 the Company settled this suit for approximately $36,000. The Company paid approximately $13,800 at the time of settlement, with the balance payable in six equal installments of approximately $3,700. The Company has been current with its payments.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. During the nine months ended July 31, 2003 the Company sold 100,000 shares of its common stock at a price of $2.00 per share; and sold 7,000 units comprised of one share of common stock and a warrant for 1/3 of a share of common stock at $1.50 per unit. The value of the warrants was determined to be $0.25 per warrant, using the Black Scholes pricing calculator with an adjustment made to reflect the 1/3 of a share.

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

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 July 31, 2003 and October 31, 2002 . . . . . . F/S 1

Consolidated Statements of Operations
 for the three and nine-month period
 ended July 31, 2003 and July 31, 2002, and for
 the period from inception (November 8, 1993)
 to July 31, 2003 . . . . . . . . . . . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to July 31, 2003 . . . . . . . . . . . . . . . F/S 4

Consolidated Statements of Cash Flow for
 the nine-month periods ended July 31, 2003
 and July 31, 2002, and for the period from
 inception (November 8, 1993) to
 July 31, 2003 . . . . . . . . . . . . . . . . .F/S 9

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . . . F/S 11

Certifications and Signatures . . . . . . . . . F/S-13
[The balance of this page has been intentionally left blank.]
                              Page 7


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                                 JULY 31, 2003   October 31, 2002
                                  (Unaudited)
                                    -----------   ----------
ASSETS
CURRENT ASSETS
 Cash                                    $100,562     $216,363
 Accounts receivable                       69,734       62,501
 Foreign Tax Refund Receivable                  0       59,287
 Prepaid expenses                             315        1,920
 Employee advances                         19,110       13,421
                                          -------      -------
  Total Current Assets                    189,721      353,492
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment
 Net of accumulated depreciation          308,910      323,030
                                          -------      -------
  Total Property and Equipment            308,910      323,030
                                          -------      -------
TOTAL ASSETS                           $4,833,398   $5,011,289
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                   July 31, 2003  October 31, 2002
                                       (Unaudited)
                                      -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                        $149,418     $111,223
 Contracts payable                          4,209            0
 Accrued liabilities                       98,589      193,306
                                          -------       ------
  Total Current Liabilities               252,216      304,529
                                          -------       ------
LONG-TERM LIABILITIES
 Contracts payable                         16,835            0
                                          -------      -------
  Total Long-Term Liabilities              16,835            0

COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  0 shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  10,809,572 and 10,368,340 shares
  issued and outstanding
  respectively.                           108,097      103,685
 Additional paid-in capital            10,903,639   10,280,713
 Stock options and warrants             1,498,550    1,497,967
 Deficit accumulated during
  exploration stage                    (7,945,939)  (7,175,605)
	----------	---------
   Total Stockholders' Equity           4,564,347    4,706,760
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $4,833,398   $5,011,289
                                        =========    =========
See condensed notes to the consolidated financial statements.

                            F/S 1


                        METALLINE MINING COMPANY
                    (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Nine Months Ended       November 8, 1993
                                  ------------------       ----------------       (Inception)
                               July 31,      July 31,     July 31,    July 31,     through
                               2003          2002         2003        2002         July 31, 2003
                              (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
REVENUES                          $    0        $    0      $    0     $     0       $         0
                                  ------        ------      ------     -------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses   145,755        54,000     426,132     162,000         1,657,714
 Office and Administrative        19,219         5,502      68,054      47,782           423,694
 Taxes and fees                   12,715        25,385      60,439      48,668           204,774
 Professional services            11,824        11,137     199,185      97,937         3,468,409
 Property expenses                 1,404        20,435      60,094      27,920         1,518,491
 Depreciation                      9,062         4,369      33,627      26,845           186,142
 Exploration and research            601         8,043       1,941      31,558           220,541
                                  ------       -------     -------   ---------         ---------
 Total General and
  Administrative Expenses        202,580       128,871     849,472     442,710         7,679,765
                                 -------       -------     -------   ---------         ---------
LOSS FROM OPERATIONS            (202,580)     (128,871)   (849,472)   (442,710)       (7,679,765)
                                 -------       -------     -------   ---------         ---------
OTHER INCOME (EXPENSES)
 Misc. ore sales,
  net of expenses                  3,747        27,571      79,376     (80,325)           (5,758)
 Interest income                      46           214          71       3,065            25,452
 Interest and
  financing expense                 (152)            0        (310)          0          (285,869)
                                 -------       -------     -------   ---------         ---------
Total other income (expense)       3,641        27,785      79,137     (77,260)         (266,175)
                                 -------       -------     -------   ---------         ---------
LOSS BEFORE INCOME TAXES       $(198,939)    $(101,086)  $(770,335)  $(519,970)      $(7,945,940)
                               ========       ========     =======    =========        =========
See condensed notes to the consolidated financial statements.		F/S 2

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Period from
                                  Three Months Ended       Six Months Ended        November 8, 1993
                                  ------------------       ----------------       (Inception)
                               July 31,      July 31,    July 31,    July 31,      through
                               2003          2002        2003        2002          July 31, 2003
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited)   (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
LOSS BEFORE INCOME TAXES
 (carried forward)             $(198,939)    $(101,086)  $(770,335)    $(519,970)  $(7,945,940)
INCOME TAXES                           -             -           -             -             -
                                 -------       -------     -------     ---------     ---------
NET LOSS                       $(198,939)    $(101,086)  $(770,335)    $(519,970)  $(7,945,940)
                                 =======       =======     =======     =========     =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.02)    $   (0.01)  $   (0.07)  $     (0.05)  $     (1.52)
                                 =======       =======     =======     =========     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           10,606,379     10,174,595  10,438,025    10,131,039     5,240,154
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
------- Table continued on next page.  See condensed notes to the consolidated financial statements.  F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward             9,742,595  $97,427  $9,217,330   $    0    $543,980   $(4,340,450)  $5,518,287
Stock option and warrant activity
 as follows:
-Warrants exercised
  at $0.75 per share                   20,000      200      25,560        0     (10,760)            0       15,000
-Options issued for consulting fees         0        0           0        0     740,892             0      740,892
-Warrants issued for consulting fees        0        0           0        0     144,791             0      144,791
Issuance of common stock as follows:
- for cash at $2.00 per share         250,000    2,500     494,076        0       3,424             0      500,000
- for cash of $210 and services at
 $2.07 per share                       21,000      210      43,260        0           0             0       43,470
- for cash of $180 and services at
 $2.05 per share                       18,000      180      36,720        0           0             0       36,900
- for services at $2.45 per share       6,000       60      14,640        0           0             0       14,700
- for services at $1.50 per share      12,000      120      17,880        0           0             0       18,000
Net loss for year
 ended October 31,2001                      0        0           0        0           0    (2,069,390)  (2,069,390)
                                       ------    -----     -------     ----      ------       -------      -------
Balance, October 31, 2001          10,069,595  100,697   9,849,466        0   1,422,327    (6,409,840)   4,962,650
Issuance of common stock as follows:
- for cash at $2.00 per share          50,000      500      99,500        0           0             0      100,000
- for cash and warrants
 at $1.50 per share                    96,000      960     134,400        0       8,640             0      144,000
- for cash and warrants
 at $1.50 per share                    66,667      667      93,333        0       6,000             0      100,000
- for compensation at an average
 of $1.23 per share                    86,078      861     104,014        0           0             0      104,875
Stock option activity as follows:
- for compensation at $0.61 per share       0        0           0        0      61,000             0       61,000
Net loss for year ended October 31, 2002    0        0           0        0           0      (765,765)    (765,765)
                                        -----    -----      ------    -----       -----        ----         ------
Balance, October 31, 2002          10,368,340 $103,685 $10,280,713    $   0  $1,497,967 $(7,175,605)    $4,706,760
                                        -----    -----      ------     ----      ------     -------        -------
---- Table continued on next page. See condensed notes to the consolidated financial statements.      F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    0  $1,497,967   $(7,175,605)  $4,706,760
                                   --------     -----      -------     ----    --------      --------     --------
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        0           0             0       200,000
- for cash and warrants at
   $1.50 per share                      7,000       70       9,847        0         583             0        10,500
- for compensation at an
   average of $1.22 per share         242,849    2,428     294,760        0           0             0       297,188
- for services at an average
   of $1.23 per share                  91,383      914     119,320        0           0             0       120,234
Net loss for the nine months
 ended July 31, 2003                        0        0           0        0           0      (770,335)     (770,335)
                                      -------     ----      ------     ----        ----       -------       -------
Balance, July 31, 2003             10,809,572 $108,097  10,903,640        0   1,498,550    (7,945,940)    4,564,347
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


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Nine Months Ended          November 8, 1993
                                -----------------        (Inception)
                                July 31,      July 31,    through
                                2003          2002        July 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                        $(770,335)     $(519,970)  $(7,945,940)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     33,627         26,845       186,112
  Non-cash expenses                     0              0       126,864
  Payment of services from
   issuance of stock              417,422              0     1,108,512
  Payment of services from
   issuance of options                  0              0       801,892
  Payment of financing fees from
   issuance of stock options            0              0       276,000
  Payment of expenses from
   issuance of stock                    0              0       326,527
  Warrants issued for services          0              0       688,771
(Increases) decreases in:
 Investments                            0        484,447             0
 Foreign property tax
  refund receivable                59,287              0             0
 Accounts receivable               (7,233)             0       (69,734)
 Prepaid expenses                   1,605          1,818          (315)
 Employee advances                 (5,689)             0       (19,110)
(Increases) decreases in:
 Accounts payable                  38,195         (1,827)      149,418
 Contracts payable                 21,044              0        21,044
 Accrued liabilities              (94,716)           377        98,590
                                   ------           ----          ----
Net cash used in
  operating activities           (306,793)        (8,310)   (4,251,369)
                                  =======        =======      ========

Schedule continued on next page.
See condensed notes to the consolidated financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Nine Months Ended         November 8, 1993
                                -----------------        (Inception)
                                July 31,      July 31,    through
                                2003          2002        July 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
 operating activities            (306,793)        (8,310)   (4,251,369)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments                0              0      (484,447)
 Proceeds from investments              0        377,288       484,447
 Equipment purchases              (19,508)      (301,066)     (455,000)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                       (19,508)        76,222    (4,907,631)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                    209,917        208,751     8,191,589
 Proceeds from sales of
  options and warrants                583              0       950,473
 Deposits for sale of stock             0              0        87,500
 Proceeds from equipment loans          0              0             0
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:            210,500        208,751     9,259,562
                                  -------        -------     ---------
Net increase (decrease)
 in cash                         (115,801)       276,663       100,562
Cash beginning of period          216,363         31,032             0
                                  -------        -------      --------
Cash at end of period            $100,562       $307,695      $100,562
                                   ======        =======        ======
Schedule continued on next page.
See condensed notes to the consolidated financial statements.
F/S 9

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Nine Months Ended         November 8, 1993
                                -----------------        (Inception)
                                July 31,     July 31,     through
                                2003          2002        July 31, 2003
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
SUPPLEMENTAL CASH
 FLOW DISCLOSURES:
  Income taxes paid in cash             0              0      $  9,599
  Interest paid in cash               310              0      $      0

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services  417,422              0    $1,108,512
Common stock issued for
 payment of expenses                    0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Common stock options issued for
 financing fees                         0              0      $276,000
Options issued for services             0              0      $801,892
Warrants issued for services            0              0      $688,771
Financing of equipment             23,148              0       $23,148
----------------
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 10


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2003

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

NOTE 1

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors. There have been no preferred shares issued as of July 31, 2003.

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

During the nine months ended July 31, 2003, Metalline received reimbursement of $53,938 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures.

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

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2003


NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 was made in June 2003.

NOTE 5

On May 20, 2002 the Company authorized the offering of 1,000,000 stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock. As of July 31, 2003, 169,667 units have been sold for cash totaling $254,500.

    [The balance of this page has been intentionally left blank.]

                         F/S 12
            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               JULY 31, 2003

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

Date: September 10, 2003

      /s/ Merlin D. Bingham
      ------------
      President

      F/S 13

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              JULY 31, 2003

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

Date: September 10, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

      F/S 14

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: September 10, 2003
    F/S 15

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: September 10, 2003
   F/S 16



                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY
                           July 31, 2002


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  September 10, 2003

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  September 10, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: September 10, 2003        Date: September 10, 2003

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: September 10, 2003

                           F/S 17