Form 10KSB
period 2003-10-31
METALLINE MINING CO
filed 2004-01-28
CIK 1031093

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ___________

                           FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
                             OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 12, 2004 was $13,936,756. The number of shares of common stock outstanding at such date was 13,162,312 shares. An additional 2,058,055 were deemed outstanding at such date pursuant to presently exercisable options and warrants.

          METALLINE MINING COMPANY ANNUAL REPORT
            ON FORM 10-KSB FOR THE FISCAL YEAR
                  ENDED OCTOBER 31, 2003

                 TABLE OF CONTENTS                Page
SAFE HARBOR STATEMENT                                   (ii)
PART I
  Item 1:  Description of Business . . . . . . . . . . . . 1

  Item 2:  Risk Factors . . . . . . . . . . . . . . . . . .4

  Item 3:  Description of Properties . . . . . . . . . . . 7

  Item 4:  Legal Proceedings . . . . . . . . . . . . . . . 7

  Item 5:  Indemnification of Directors and Officers . . . 7

  Item 6:  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . 8
PART II
  Item 7:  Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . .8

  Item 8:  Recent Sale of Unregistered Securities . . . . .8

  Item 9:  Selected Financial Data . . . . . . . . . . . .11

  Item 10:  Description of Securities . . . . . . . . . . 11

  Item 11:  Management's Discussion and Analysis of
           Financial Condition and Plan of Operations . . 12

  Item 12:  Financial Statements and Supplementary Data . 14

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

Index to Financials . . . . . . . . . . . . . . . . . . . 21

Signatures and Certifications. . . . . . . . . . . .  F/S 21
                (i)

            METALLINE MINING COMPANY ANNUAL REPORT
               ON FORM 10-KSB FOR THE FISCAL YEAR
                     ENDED OCTOBER 31, 2003

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

                     (ii)

              METALLINE MINING COMPANY ANNUAL REPORT
                ON FORM 10-KSB FOR THE FISCAL YEAR
                      ENDED OCTOBER 31, 2003

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

  Vehicle access from Torreon is by 250 kilometers of paved road to Sierra Mojada. There is a well maintained, 1200 meter, gravel airstrip. The District has high voltage electric power and a railroad. The railroad from Escalon to the district was completed in 1891 and later connected to Monclova.
                        Page  1
History

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

  In September of 1891, the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district. The lead manto was the main source of production prior to 1906, the year the first silver-copper ore body was discovered. Additional discoveries of silver, silver-copper, and silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931 additional lead manto silver-lead ore was discovered and mined to the southwest for some 1,400 meters under the Sierra Mojada range, this manto was eventually mined for more than 2 kilometers.

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

  The Sierra Mojada Property has produced in excess of 10 million tonnes of high-grade ore that graded in excess of 20% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per tonne that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5-kilometer by 2-kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 200 meters is totally unexplored.

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

Geology

  The Sierra Mojada District is located on the southern margin of the Sabinas Basin, a large rift basin in northeastern Mexico, which formed during Late Jurassic and Early Cretaceous.
           Page 2
  Beginning in Latest Jurassic, the Sabinas basin began to form with the basin being dropped down to the north relative to the Coahuila Peninsula that was being uplifted to the south. The Sierra Mojada fault is, possibly, one of the faults that contributed to the rift basin forming process, which occurred over a time span in excess of 80 million years. During basin formation the Sierra Mojada fault, if present, would have been a normal fault due to crustal extension. The most recent motion on the Sierra Mojada fault is post mineral and reverse.

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

Exploration and Development.

Metalline has explored Sierra Mojada for 7 years. Exploration work consists of geologic mapping, sampling mine workings, and drilling from the surface and underground. During 1999 Metalline completed 24 reverse circulation drill holes with a total of 6,630 meters. In 2000 North Limited drilled 26 reverse circulation holes totaling 6,618 meters. During 2002 and 2003 Penoles drilled 37 underground diamond drill holes totaling 2,564 meters, 27 surface diamond drill holes totaling 7,715 meters, 171 Percussion drill holes totaling 4,688 meters and collected 3,254 channel samples, for a total of 14,463 meters of samples. To date in excess of 20,000 meters of samples have been collected and assayed at Sierra Mojada.

  Defining a mineable reserve in the oxide zinc systems, the Red Zinc and White Zinc Mantos, is Metalline's first priority due to the 30% cost of production advantage of the Solvent Extraction Electrowinning (SXEW) process for oxide zinc ore over the smelting process for sulfide zinc ore, almost all zinc is produced from sulfide ore by the smelting process.
                  Page 3
  Reserve development will involve continued surface and underground drilling and channel sampling, drifting and raising in sufficient detail to determine the tonnage and grade of the threshold ore reserve required to justify a mine and solvent extraction electrowinning plant at Sierra Mojada. A feasibility study, including a mine plan, metallurgical studies, a pilot plant and solvent extraction electrowining plant will then be completed to determine if the project is commercially viable.

Penoles Agreement

On the 15th of November 2001, Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera L Parrena, S.A. de C.V. The Agreement allowed Penoles to earn a 60% interest in the Sierra Mojada by completing a bankable feasibility study within 5 years. Penoles and Metalline, by mutual agreement of the parties, have terminated that agreement as of November 15, 2003.

Timetable

	Completion of ore reserve definition will require 3 to 6 months, the feasibility study will require about one year.
Development of the mine and construction of the SXEW plant will require about an additional two years.

District Potential

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

Additional Events

	Dr. Roger Kolvoord was appointed to the Board of Directors of Metalline Mining Company on August 6, 2002 (Matalline news release dated September 9, 2002). Dr. Kolvoord brings a wealth of knowledge and experience in Geology, Geophysics, Mining, Computer Technology, remote Sensing, and Geospatial Information Applications, and an extensive background in Business Management and Business Development to the Metalline Board. Dr Kolvoord was appointed Vice President of Business April 30, 2003.

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

  3. RISKS INHERENT IN THE MINING INDUSTRY.
The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; the concession holder must pay fees and perform labor on the concessions to maintain the concessions title; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and
   Page 4
development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and, the availability of water, which is essential to milling operations.

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

  10. UNINSURED RISKS.
The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.
        Page 5
  11. NEED FOR SUBSEQUENT FUNDING.
The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

  12. NEED FOR ADDITIONAL KEY PERSONNEL.
At the present, the Company employs four full-time and one part-time employee. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

  18. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL.
There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities".
             Page 6
  19. NO DIVIDENDS ANTICIPATED.
At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities being offered hereby. See "Dividend Policy".

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

  The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.
                 Page 7
  The Company's Articles of Incorporation and Bylaws do not contain any provisions for indemnification as described above.

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

PART II

ITEM 7. MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER
MATTERS.

  The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "MMGG". The Company's shares began trading November 19, 1996. Summary trading by quarter for 2003, 2002, and 2001 are as follows:

Fiscal Quarter         High Bid<F1>           Low Bid<F1>
---------              ---------              --------
2003
   Fourth Quarter             2.00              1.18
   Third Quarter              1.35              1.10
   Second Quarter             1.40              1.01
   First Quarter              1.45              1.20

2002
   Fourth Quarter             1.60              0.90
   Third Quarter              2.10              1.15
   Second Quarter             1.94              0.75
   First Quarter              2.75              0.80

2001
   Fourth Quarter             2.34              1.20
   Third Quarter              2.50              1.63
   Second Quarter             2.75              1.63
   First Quarter              2.75              2.00

<F1> These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

  As of October 31, 2003, the Company has approximately 120 holders of record of its Common Stock.

  The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

  The Company has 11,845,055 shares of Common Stock issued and outstanding as of October 31, 2003. Of the total shares of the Company's Common Stock outstanding, 4,483,545 shares are freely tradable and 7,361,510 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").
        Page 8
  In general, under Rule 144 as currently in effect, a person (or persons whose Shares are aggregated) who has beneficially owned Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the Company's Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

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

  In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000. The Company issued 133,800 shares of Common Stock for services and expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share.
               Page 9
  A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of January, February, and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share. The foregoing shares were issued pursuant to Section 4(2) of the Act.

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

During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares (without warrants) at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share (see Note 11). Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation for officers.
              Page 10
ITEM 9. SELECTED FINANCIAL DATA.

  The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 11 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected financial data for the two years ended October 31, 2003 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Williams & Webster P.S., Spokane, Washington.

  The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

                    Selected Financial Data

                                             2003             2002
                                             ----             ----
Summary of Balance Sheets:

Working capital                          $615,544          $48,963
Current assets                            754,395          353,492
Total assets                            5,390,304        5,011,289
Current liabilities                       138,851          304,529
Long-term obligation                            0                0
Total liabilities                         138,851          304,529
Stockholder's equity                    5,251,453        4,706,760

Summary of Statements of Operations:

Revenues                                        0                0
Net loss <F1>                          (1,107,228)        (765,765)
Net loss per share                          (0.10)           (0.08)
----

<F1> Cumulative losses for period from inception (Nov. 8, 1993)
through October 31, 2003 were $8,282,833.

ITEM 10.  DESCRIPTION OF SECURITIES.

Common Stock

  The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October 31, 2003,
11,845,055 shares are issued and outstanding of which 4,483,545 are freely tradable.

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

  Upon liquidation, dissolution, or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the Common Stock. The holders of the Common Stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of Common Stock presently outstanding are fully paid and non-assessable.
                Page 11
Dividends

  Holders of the Common Stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore. No dividend has been paid on the Common Stock since inception, and none is contemplated in the foreseeable future.

Options and Warrants

  Currently, the Company has outstanding stock options and warrants to acquire up to 2,058,055 shares of common stock at exercise prices ranging from $0.75 to $5.00 per share. Each option or warrant permits the holder thereof to acquire one share of common stock. The options and warrant expiration periods range from November 1, 2002 to March 1, 2010.

Transfer Agent

  The transfer agent for the Company's Common Stock is Columbia
Stock Transfer Co., 421 Coeur d'Alene Avenue, Coeur d'Alene, Idaho
83814.

ITEM 11.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - Inception (August 20, 1993) through October
31, 2003.

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

  The Company will hire employees on an as needed basis, however, the Company currently does not expect any significant changes in the number of employees.

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

  Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2003 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 2002-2003 fiscal year by its sale of 956,000 shares at an average price of $1.09 per share.

  The Company is engaged in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").
      Page 12
EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No,150"). SFAS No.150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No.149"). SFAS No.149 amends and clarifies the accounting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No.148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation, " to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the fair value method, the adoption of SFAS 148 has no material impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No.146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No.146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No.146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" (hereinafter "SFAS No.145") which updates, clarifies, and simplifies existing accounting pronouncements. FASB No.4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No.4, was rescinded as it was no longer necessary. SFAS No.14 amended FASB No.13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management's adoption of this statement has not affected the financial position or results of operations at October 31, 2003.
         Page 13
ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

PART III

ITEM 14. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

  The officers and directors of the Company are as follows:

Name                       Age     Position

Merlin Bingham             70      President and Chairman of the
Board of
                                   Directors

Daniel Gorski              66      Vice President of Operations and
a member
                                   of the Board of Directors

Roger Kolvoord             63      Member of the Board of Directors

Wayne Schoonmaker          66      Secretary & Treasurer

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

Roger Kolvoord - Director

  Dr. Kolvoord has been a director of the Company since August 2002 and was appointed Vice President, Business in April 2003. Dr. Kolvoord has a B.S. degree in geology from the University of Michigan, a M.S. in Mineralogy form the University of Utah, and a Ph.D. in geochemistry from the University of Texas at Austin. He worked in exploration and exploration research for Kennecott Copper Company, Ranchers Exploration and Development Corporation, and ARCO, and operated a services company providing field services to oil and gas
          Page 14
and mining companies. He has extensive mining and energy exploration experience. He was a manager with the Boeing Company for 14 years, working mainly in program management and new business development capacities in information systems and in remote sensing and geospatial information (mapping) ventures. An Associate Technical Fellow of the Boeing Company, he returned to private consulting practice in 2000. An active member of the American Association of Petroleum Geologists, he served two terms as the Pacific Section Councilor of the Energy Minerals Division and is currently Chair of the Geospatial Information Committee. He resides in the Puget Sound region of Washington.

Wayne Schoonmaker   Secretary & Treasurer

  Mr. Schoonmaker was appointed Secretary & Treasurer of the Company in August 1997 and has held that position since that time. He is also currently Secretary & Treasurer of Revett Silver Company and Hanover Gold Company, Inc., both of Spokane, Washington, and is Secretary & Treasurer and Director of Independence Lead Mines Company of Wallace, Idaho. During the period of 1979 through 1993 Mr. Schoonmaker was employed at Asarco Incorporated as Chief Accountant at the Troy Mine and as Financial Manager of Asarco's Northwest Mining Department. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.
          Page 15
LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual
Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal
Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
          Page 16
CONCLUSIONS.

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

ITEM 15. EXECUTIVE COMPENSATION.

Summary Compensation.

  The following table sets forth the compensation paid by the Company from January 1, 1999 through December 31, 2003, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.



SUMMARY COMPENSATION TABLE

                                                  Long-Term Compensation
                       Annual Compensation               Awards
Securities
Names                                   Other     Under     Restricted
Executive                               Annual   Options/   Shares or
Officer and	                            Compen-  SARs       Restricted   LTIP
Principal   Year    Salary    Bonus     sation   Granted    Share     Payouts
Position    Ended   (US$)     (US$)     (US$)    (#)        Units(US$)  (US$)
Merlin       2003    33,854        0  135,417          0          0         0
 Bingham     2002    48,000        0   40,625          0          0         0
 President   2001    72,000        0        0    100,000          0         0
             2000    72,000        0        0          0          0         0
             1999    72,000        0        0          0          0         0

Daniel       2003    33,854        0  142,188          0          0         0
 Gorski      2002    48,000        0   40,625          0          0         0
 Vice        2001    72,000        0        0    100,000          0         0
 President   2000    72,000        0        0          0          0         0
             1999    72,000        0        0          0          0         0

Roger        2003    33,854        0  155,729          0          0         0
 Kolvoord    2002         0        0        0    100,000          0         0
 Director    2001         0        0        0          0          0         0
             2000         0        0        0          0          0         0
             1999         0        0        0          0          0         0

Wayne        2003     8,438        0   35,438          0          0         0
 Schoonmaker 2002    12,000        0   10,125          0          0         0
 Secretary/  2001    18,000        0        0     50,000          0         0
 Treasurer   2000    18,000        0        0          0          0         0
             1999    18,000        0        0          0          0         0

  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

               Page 17


Option/SAR Grants.

  The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                            Number of
                            Securities
            Number of       Underlying
            Securities      Options/SARs
            Underlying      Granted         Exercise    Number of
            Options         During Last     or Base     Options    Expiration
Name        SARs Granted    12 Months       Price($/Sh) Exercised  Date
----        -------         ------          -----       -----      -----
Merlin D.
Bingham       100,000               0          2.15           0     03/01/10

Daniel E.
Gorski        100,000               0          2.15           0     03/01/10

Roger
Kolvoord      100,000               0          1.25           0     08/06/09

Wayne L.
Schoonmaker    50,000               0          1.32           0     10/04/06



Long-Term Incentive Plan Awards.

  The Company's shareholders approved a Qualified Stock Option Plan at the annual meeting of shareholders held March 1, 2001. During the year ended October 31, 2001 and October 31, 2002, options for 350,000 shares and 100,000 shares, respectively, were granted to officers and directors of the Company. There were no options granted during the year ended October 31, 2003.

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


Name                  Number of                             % of Outstanding
of owner              Shares           Position                       Shares
----                  ----             --------                     --------
Merlin Bingham        1,133,417        President, CEO and Chairman      9.57%
                                        of the Board of Directors
Daniel Gorski           915,186        Vice President of Operations     7.73%
                                        and member of the Board
                                        of Directors
Roger Kolvoord          173,124        Member of the Board of           1.46%
                                        Directors
Wayne Schoonmaker        36,659        Secretary & Treasurer            0.31%

All officers and
 directors as a       2,258,386                                        19.07%
 group (4 persons)

Britannia Holdings    3,190,500                                        26.94%
King's House
The Grange St. Peter Port Guernsey
Channel Islands

                    Page 18



ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

  On June 5, 1997, the Company issued 50,000 shares of Common Stock to Mario Ayub Touche in consideration of services rendered.

  In August 2002, Roger Kolvoord was appointed to the Board of
Directors. Mr. Kolvoord replaces James Czirr, who previously resigned from the Board. In April 2003 Mr. Kolvoord was appointed
Vice President, Business.

  In August, September, and October 2002, the Company issued 86,078 shares to officers of the Company for services rendered.

  During the year ended October 31, 2003, the Company issued 373,925 shares to officers of the company for services rendered.

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

REPORTS ON FORM 8-K. NONE.
                            Page 20

METALLINE MINING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE
Report of Independent Certified
  Public Accountanats . . . . . . . . . . . . . . . . . . . F/S 1

Financial Statements:

  Balance Sheets as of October 31, 2003
    and October 31, 2002 . . . . . . . . . . . . . . . . .  F/S 2

  Statements of Operations for the Years Ended
    October 31, 2003 and 2002, and for
    the period from inception (November 8, 1993)
    to October 31, 2003 . . . . . . . . . . . . . . . . . . F/S 3

  Statements of Changes in Stockholder's Equity
    for the period from inception (November 8, 1993)
    to October 31, 2003 . . . . . . . . . . . . . . . . . . F/S 4

  Statements of Cash Flow for the Years Ended
    October 31, 2003 and 2002, and for the
    period from inception (November 8, 1993) to
    October 31, 2003 . . . . . . . . . . . . . . . . . . .  F/S 9

  Notes to Financial Statements . . . . . . . . . . . . .  F/S 10

  Summary of Accounting Policies . . . . . . . . . . . . . F/S 10

  Signatures and Certifications. . . . . . . . . . . . . . F/S 21

  [The balance of this page has been intentionally left blank.]
                      Page 21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

                    INDEPENDENT AUDITOR'S REPORT
                      ------------------------

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (a Nevada corporation and an exploration stage company) and its subsidiary as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company and its subsidiary as of October 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period from November 8, 1993 (inception) to October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 15, 2004
F/S 1


                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS

                                          October 31, 2003      October 31, 2002
                                          -------               -------
ASSETS
CURRENT ASSETS
 Cash                                            $ 733,369             $ 216,363
 Accounts receivable                                     0                62,501
 Foreign tax refund receivable                           0                59,287
 Prepaid expenses                                      126                 1,920
 Employee advances                                  20,900                13,421
	                                              ------                ------
   Total Current Assets                            754,395               353,492
                                                  --------               -------
MINERAL PROPERTIES                               4,334,767             4,334,767
                                                 ---------             ---------
PROPERTY AND EQUIPMENT
 Office and mining equipment,
  net of accumulated depreciation                  301,142               323,030
	                                            --------                ------
   Total Property and Equipment                    301,142               323,030
                                                   -------               -------
TOTAL ASSETS                                   $ 5,390,304           $ 5,011,289
                                                   =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                $ 110,898             $ 111,223
 Contracts payable, current                          4,209                     0
 Accrued liabilities                                23,744               193,306
                                                   -------               -------
   Total Current Liabilities                       138,851               304,529
                                                   -------                ------
COMMITMENTS AND CONTINGENCIES                            0                     0
                                                   -------                ------
STOCKHOLDERS' EQUITY
 Prefered stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares outstanding                                  0                     0
Common stock, $0.01 par value;
  50,000,000 shares authorized,
  11,845,055 shares issued and
  10,368,340 shares issued and
  outstanding, respectively                        118,451               103,685
 Stock subscriptions receivable                    (38,000)                    0
 Additional paid-in capital                     11,955,285            10,280,713
 Stock options and warrants                      1,498,550             1,497,967
 Deficit accumulated
  during exploration stage                      (8,282,833)           (7,175,605)
                                                 ---------            ----------
 Total Stockholders' Equity                      5,251,453             4,706,760
                                                 ---------             ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                          $ 5,390,304           $ 5,011,289
                                                  ========               =======
The accompanying notes are an integral part of these consolidated financial
statements.                F/S 2


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended              Period from
                                            ----------------         November 8, 1993
                                     October 31,      October 31,    (Inception) to
                                     2003             2002           October 31, 2003
                                     --------         --------       ------------
REVENUES                              $      0         $     0         $       0
                                        ------          ------           -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries                              575,912         340,708         1,807,494
 Office                                 24,651          64,388           380,291
 Taxes and fees                        141,533          35,657           285,868
 Professional services                 253,419         118,163         3,522,643
 Property expenses                      66,501          23,921         1,524,898
 Depreciation                           42,833          35,829           195,348
 Exploration and research               74,553          50,986           293,153
                                       -------         -------          --------
 Total General and
  Administrative Expenses            1,179,402         669,652         8,009,695
                                       -------         -------           -------
LOSS FROM OPERATIONS                (1,179,402)       (669,652)       (8,009,695)
                                       =======        ========          ========
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses                       72,091         (99,252)          (13,043)
 Interest income                            83           3,139            25,464
 Interest expense                            0               0          (285,559)
                                        ------           -----           -------
  Total Other Income                    72,174         (96,113)         (273,138)
                                       =======          ======           =======
LOSS BEFORE INCOME TAXES            (1,107,228)       (765,765)       (8,282,833)

INCOME TAXES                                 0               0                 0
                                         -----            ----             -----
NET LOSS                            (1,107,228)      $(765,765)      $(8,282,833)
                                       =======        ========          ========
BASIC AND DILUTED LOSS
 PER COMMON SHARE                      $ (0.10)        $ (0.08)          $ (1.63)
                                         =====           =====             =====
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 10,955,423      10,172,964          5,096,398
                                        ======           =====	          =====
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
---------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
                          F/S 5

                               METALLINE MINING COMPANY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            6,092,739  $60,928   $2,757,694  $(300,000)  $665,980  $(2,035,197) $(1,149,405)
Issuance of common stock as follows:
- for cash at an average
 of $1.04 per share                  818,800    8,188      842,712          -          -            -      850,900
- for drilling fees
 at $0.90 per share                   55,556      556       49,444          -          -            -       50,000
Stock options and warrant activity
  as follows:
- exercise of options
 at $0.90 per share                  250,000    2,500      267,500          -    (45,000)           -      225,000
- issuance of options for
 financing fees                            -        -            -          -    216,000            -      216,000
- expiration of options                    -        -       60,000          -    (60,000)           -            -
Stock subscription received                -        -            -    300,000          -            -      300,000
Net loss for year
 ended October 31, 1999                    -        -            -          -          -    (1,423,045) (1,423,045)
                                      ------    -----       ------       ----      -----       -------     ------
Balance, October 31, 1999          7,215,095  $72,152   $3,977,350      $   -   $776,980   $(3,458,242) $1,368,260
Stock option and warrant activity
 as follows:
Exercise of options at
 $0.86 per share                     950,000    9,500    1,090,750          -   (288,000)            -     812,250
Warrants issued for services               -        -            -          -     55,000             -      55,000
Issuance of common stock as follows:
- for cash at an average of $2.77
 of $2.77 per share                1,440,500   14,405    3,972,220          -          -             -   3,986,625
- for services at $1.28 per share    120,000    1,200      152,160          -          -             -     153,360
- for equipment at $1.67 per share    15,000      150       24,850          -          -             -      25,000
Net loss for year
 ended October 31, 2000                    -        -            -          -          -      (882,208)   (882,208)
                                      ------     ----       ------       ----      -----       -------      ------
Balance, October 31, 2000          9,742,595 $ 97,427   $9,217,330      $   -   $543,980   $(4,340,450) $5,518,287
                                      ------    -----       ------       ----      -----         -----      ------
-------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward             9,742,595  $97,427  $9,217,330   $    -    $543,980   $(4,340,450)  $5,518,287
Stock option and warrant activity
 as follows:
-Warrants exercised
  at $0.75 per share                   20,000      200      25,560        -     (10,760)            -       15,000
-Options issued for consulting fees         -        -           -        -     740,892             -      740,892
-Warrants issued for consulting fees        -        -           -        -     144,791             -      144,791
Issuance of common stock as follows:
- for cash at $2.00 per share         250,000    2,500     494,076        -       3,424             -      500,000
- for cash of $210 and services at
 $2.07 per share                       21,000      210      43,260        -           -             -       43,470
- for cash of $180 and services at
 $2.05 per share                       18,000      180      36,720        -           -             -       36,900
- for services at $2.45 per share       6,000       60      14,640        -           -             -       14,700
- for services at $1.50 per share      12,000      120      17,880        -           -             -       18,000
Net loss for year
 ended October 31,2001                      -        -           -        -           -    (2,069,390)  (2,069,390)
                                       ------    -----     -------     ----      ------       -------      -------
Balance, October 31, 2001          10,069,595  100,697   9,849,466        -   1,422,327    (6,409,840)   4,962,650
Issuance of common stock as follows:
- for cash at $2.00 per share          50,000      500      99,500        -           -             -      100,000
- for cash and warrants
 at $1.50 per share                    96,000      960     134,400        -       8,640             -      144,000
- for cash and warrants
 at $1.50 per share                    66,667      667      93,333        -       6,000           -        100,000
- for compensation at an average
 of $1.23 per share                    86,078      861     104,014        -           -           -        104,875
Stock option activity as follows:
- for compensation at $0.61 per share       -        -           -        -      61,000           -         61,000
Net loss for year ended October 31, 2002    -        -           -        -           -    (765,765)      (765,765)
                                        -----    -----      ------    -----       -----        ----         ------
Balance, October 31, 2002          10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
                                       ------     ----       -----     ----       -----        ----          -----
-------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
Issuances of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        -           -           -        200,000
- for cash at an average of
  $0.98 per share                     849,000    8,489     821,510        -           -           -        829,999
- for cash and warrants at
  $1.50 per share                       7,000       70       9,847        -         583           -         10,500
- for compensation at an
  average of $1.25 per share          391,332    3,913     487,275        -           -           -        491,188
- for services at an average
  of $1.23 per share                   91,383      941     119,320        -           -           -        120,234
- for subscriptions receivable
  at $1.00 per share                   38,000      380      37,620   (38,000)         -           -              -
Net loss for the year ended
 October 31, 2003                           -        -           -         -          -  (1,107,228)    (1,107,228)
                                         ----      ---        ----       ---        ---        ----           ----
Balance, October 31, 2003          11,845,055  118,451  11,955,285   (38,000) 1,498,550  (8,282,833)     5,251,453
                                       ======     ====       =====       ===      =====       =====          =====
The accompanying notes are an integral part of these consolidated financial statements.
           F/S 8


                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended          Period from
                                                -------------------      November 8, 1993
                                             October 31,    October 31,  (Inception) to
                                             2003           2002         October 31, 2003
                                             -----          -----        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(1,107,228)      $(765,765)   $(8,282,833)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                                    25,008          35,829        177,493
 Noncash expenses                                     -               -        126,864
 Payment of services from issuance of stock     611,422         104,875      1,302,512
 Payment of services from issuance of options         -          61,000        801,892
 Payment of financing fees from the issuance
  of stock options                                    -               -        276,000
 Payment of expenses with issuance of stock           -               -        326,527
 Warrants issued for services                         -               -        688,771
(Increases) decreases in:
 Foreign property tax refund receivable          59,287               -              -
 Accounts receivable                             62,501         (62,501)             -
 Prepaid expenses                                 1,794           1,929           (126)
 Employee advances                               (7,479)         (2,275)       (20,900)
Increases (decreases) in:
 Accounts payable                                  (325)        105,948        110,898
 Contracts payable                                4,209               -          4,209
 Accrued liabilities                           (169,562)        179,208         23,744
                                                  -----           -----          -----
Net cash used by operating activities          (520,373)       (341,752)    (4,464,949)
                                                   ----           -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                              -               -       (484,447)
 Proceeds from Investments                            -         484,447        484,447
 Equipment purchases                             (3,120)       (301,364)      (438,612)
 Mining property acquisitions                         -               -     (4,452,631)
                                                  -----          ------         ------
Net cash used by investing activities            (3,120)        183,083     (4,891,243)
                                                  -----           -----         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock          1,040,499         329,360      9,022,171
 Proceeds from sales of options and warrants          -          14,640        949,890
 Deposits for sale of stock                           -               -         87,500
 Proceeds from shareholder loans                      -               -         30,000
                                                  -----           -----        -------
 Net cash provided by financing activities:   1,040,499         344,000     10,089,561
                                                  -----           -----         ------
 Net increase (decrease)
  in cash and cash equivalents                  517,006         185,331        733,369
 Cash beginning of period                       216,363          31,032              -
                                                 ------           -----         ------
 Cash at end of period                         $733,369        $216,363       $733,369
                                                  =====            ====           ====
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.


                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (continued)

                                                    Years Ended          Period from
                                                -------------------      November 8, 1993
                                             October 31,    October 31,  (Inception) to
                                             2003           2002         October 31, 2003
                                             -----          -----        -------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                              $     -         $     -        $     -
 Interest paid                                  $     -         $     -        $     -
NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services              $611,422        $104,875     $1,302,512
 Common stock issued for payment of expenses    $     -         $     -       $326,527
 Common stock issued for equipment              $     -         $     -        $25,000
 Common stock options
  issued for financing fees                     $     -         $     -       $276,000
 Options issued for services                    $     -         $61,000       $801,892
 Warrants issued for services                   $     -         $     -       $688,771
 Non cash expenses                              $     -         $     -       $126,864
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 9

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003

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

Accounts Receivable
-------
The Company carries its accounts receivable at cost. As the receivable results from a recently contracted obligation, the Company believes an allowance for doubtful accounts is not necessary. On a periodic basis, the Company will evaluate its accounts receivable and determine if an allowance for doubtful accounts becomes necessary, based on a history of past write-offs and collections and current credit conditions.

The Company has not yet established a policy regarding accruing interest on trade receivables. Accounts will be written off as un-collectible when it is determined that collection will be unlikely.

Cash and Cash Equivalents
-------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
    F/S 10

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)
Compensated Absences
-------
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Risk
------
The Company maintains its domestic cash in primarily one commercial bank in Coeur d'Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At October 31, 2003, the Company exceeded the insured amount by $562,268. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $40,968 and $69,932 at October 31, 2003 and 2002 respectively, are denominated in pesos and are considered uninsured.

Derivative Instruments
------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

Derivative Instruments
------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

In the years ended October 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share
-----
The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding October 31, 2003 and 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. Common stock equivalents outstanding were 2,058,055 and 2,051,055 at October 31, 2003 and 2002, respectively.

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

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

Exploration Stage Activities
-----
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercial minable reserve, the Company would expect to actively prepare the site for extraction.

Exploration Costs
------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2003 and 2002 were $74,553 and $50,986, respectively. The exploration costs expensed during the Company's exploration stage are $293,153.

Fair Value of Financial Instruments
-----
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, advances to employee, foreign tax return receivable, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2003 and 2002.

Foreign Currency Translation
-----
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Operations
-----
The accompanying balance sheet contains Company assets in Mexico, including: $4,334,767 of the Company's mineral properties; $359,044 (before accumulated depreciation) of mining equipment; and $40,968 and $69,932 of cash in 2003 and 2002, respectively. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Going Concern
-----
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,107,228 for the year ended October 31, 2003 and has an accumulated deficit of $8,282,833. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $1,200,000 to continue operations in the fiscal year 2004. Management plans to sell stock through a private placement offering.

Mineral Properties
-----
Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.
     F/S 12

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)


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

Principles of Consolidation
-----
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 1.

Property and Equipment
-----
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets.

Provision for Taxes
-----
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At October 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,300,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at October 31, 2003.

The significant components of the deferred tax assets at October 31, 2003 and 2002 were as follows:

                                   October 31, 2003  October 31, 2002
                                   ----------        ----------
Net operating loss carryforward     $2,300,000       $1,290,000
Stock options issued under a
 non-qualified plan:
   For the year ended
 October 31, 2003 and 2002             540,000          540,000
Deferred tax asset                   2,300,000        1,290,000
Deferred tax asset
 valuation allowance                (2,300,000)      (1,290,000)

At October 31, 2003, the Company has net operating loss carryforwards of approximately $6,400,000, which expire in the years 2009 through 2022. The Company recognized approximately $1,483,000 of losses from the issuance of stock options for services in fiscal 2003, which were not deductible for tax purposes. The change in the allowance account from October 31, 2002 to 2003 was $1,010,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.
   F/S 13

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

Recent Accounting Pronouncements
-----
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No.150"). SFAS No.150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that this standard does not affect it at this time.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation- Transition and Disclosure" (hereinafter "SFAS No.148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the fair value method, the adoption of SFAS 148 has no material impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No.146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections" (hereinafter "SFAS No.145") which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No.64, which amended FASB No.4, was rescinded as it was no longer necessary. SFAS No.14 amended FASB No.13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management's adoption of this statement has not affected the financial position or results of operations at October 31, 2003.
   F/S 14

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

Revenue Recognition Policy
-----
Revenues from sales of product will be recognized when the product is shipped.

Stock-Based Compensation
-----
Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No.123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

NOTE 3  INVESTMENTS

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings. The following is a summary of property, equipment, and accumulated depreciation:

                                    October 31, 2003  October 31, 2002
                                            --------          --------
Mining equipment                           $ 202,144         $ 202,144
Building and structures                      141,061           141,061
Vehicles                                      25,301            23,618
Computer equipment                            81,922            80,485
Office Equipment                               4,183             4,183
Furniture fixtures                             8,186             8,186
Non mineral property                          15,838            15,838
                                                ----              ----
Total assets                                 478,635           475,515
Less accumulated depreciation               (177,493)         (152,485)
                                                ----              ----
                                           $ 301,142         $ 323,030
                                                ====              ====

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

Depreciation expense for the years ended October 31, 2003 and 2002 was $42,833 and $35,829, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4  MINERAL PROPERTIES

Sierra Mojada Mining Concessions
-----
In June of 1996, USMX (now named Dakota) and the Company entered into a joint venture agreement, whereby the Company could acquire a 65% interest in a mining concession named the Sierra Mojada Project, located in Coahuila, Mexico. Under the terms of the agreement, the Company was to contribute two million dollars ($2,000,000) in work commitments over the following seven years.
     F/S 15

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

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

Under the terms of the above agreements, the Company was obligated to pay and in fact did pay $103,076 during the year ended October 31, 2001.

NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. The Company also has given $20,900 in cash advances for travel to three of its officers at October 31, 2003 under an accountable plan per IRS Regulation Section 1.62.

NOTE 6  PREFERRED STOCK

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors.

NOTE 7  COMMON STOCK

During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares (without warrants) at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share (see Note 11). Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation for officers.

On May 20, 2002, the Company authorized the offering of 1,000,000 common stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock.

During the year ended October 31, 2002, the Company sold 162,667 common stock units with an ascribed cash value of $229,360 for common stock, and $14,640 for warrants. The Company also issued 50,000 shares of common stock under the Penoles agreement for cash at $2.00 a share. (See Note 12.) Additionally, 86,078 shares of common stock valued at $104,875 were issued as compensation to officers.

During the year ended October 31, 2001, the Company issued 20,000 shares of common stock for the exercise of warrants valued at $10,760 and for cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,680 and for cash of $390, and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash.
   F/S 16

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

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

In February 1998, 200,000 shares of common stock were issued for a mine database. The shares were valued at $1.625 per share, resulting in a transaction valued at $325,000. Services valued at $22,300 were paid with 41,800 shares of common stock. An additional 1,398,500 shares of common stock were issued for $1,065,445 cash and receivables, and a subscription receivable of $300,000, between February and October 1998.

In April 1997, 250,000 common stock shares were issued for cash of $87,500 and 133,800 shares of common stock were issued for services valued at $45,583. In May and June 1997, 181,600 shares of common stock were issued for $63,560 cash and 62,500 shares of common stock were issued for services valued at$21,875. In August and October 1997, 420,000 and 75,000 shares of common stock were issued for cash of $378,000 and $75,000, respectively. Additionally, during August 1997, 100,200 shares of common stock were issued for debt of $31,530 and 95,000 shares of common stock were issued for services valued at $95,000.

During November 1995, the Company's directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share. During June 1996, the Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share to Mr. John Ryan, Merlin Bingham, and Daniel Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996.

During the year ended October 31, 1996, Metalline Mining Company issued 1,320,859 shares of common stock for $146,359 in cash. During October 1996, the Company issued 150,000 shares of common stock for computer equipment valued at $15,000. Also during October 1996, the Company issued 120,000 shares of common stock to Mr. Gorski and an additional 20,000 shares of common stock to Mr. Ryan for services rendered valued at $14,000.

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

The Company (Cadgie Co.) was formed in August of 1993 and incorporated in November 1993 by Mr. Carman Ridland of Las Vegas, Nevada as a spin-off from its predecessor, Precious Metal Mines, Inc. The Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. Precious Metal Mines, Inc. distributed the 960,800
   F/S 17

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

shares of Cadgie Company to its shareholders. One share of Cadgie Co. was exchanged for each share of Precious Metallines, Inc. held by holders of record as of August 31, 1993.

NOTE 8  STOCK OPTIONS

In 2003, the Company issued no stock options. In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.

On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors.

During the year ended October 31, 2001, the Company granted 720,000 options with exercise prices ranging from $1.32 to $2.15 and and expirations at various dates through 2010. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate of 5%, volatility of 50% and expected life of 5 to 9 years. Consulting expenses recognized for these options were $740,892 for the year ended October 31, 2001.

Following is a summary of the stock options during the years ending October 31, 2003 and 2002:

                                                       Weighted Average
                                            Number             Exercise
                                            Of Shares             Price
                                                -----             -----
Outstanding at 11/01/01                         720,000          $ 1.73
Granted                                         100,000            1.25
Exercised                                             -               -
Forfeited                                             -               -
Expired                                               -               -
                                                   ----            ----
Outstanding at 10/31/01                         820,000          $ 1.67
                                                   ====            ====
Options exercisable at 10/31/02                 820,000
                                                   ====
                                                       Weighted Average
                                            Number             Exercise
                                            Of Shares             Price
                                                -----             -----
Outstanding at 11/01/02                       820,000             $1.67
Granted                                             -                 -
Exercised                                           -                 -
Forfeited                                           -                 -
Expired                                             -                 -
Outstanding at 10/31/03                       820,000             $1.67
Weighted average fair value of                  =====              ====
 options granted during 2003                   $ 0.00
                                                 ====
Options exercisable at 10/31/03               820,000
                                                =====

NOTE 9  WARRANTS

During the year ended October 31, 2003, the Company issued 7,000 common stock units that were made up of 7,000 shares of common stock and warrants to purchase an additional 2,333 shares of common stock. As part of the total cash purchase, the warrants have a value of $583.
   F/S 18

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

During the year ended October 31, 2002, the Company issued 162,667 common stock units that were made up of 162,667 shares of common stock and warrants to purchase an additional 54,222 shares of common stock. As part of the total cash purchase, the warrants had a value of $14,640.

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

NOTE 10  COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations
-----
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 11  JOINT VENTURE AGREEMENT

Penoles Agreement
-----
On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Mojada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles purchase of up to 250,000 shares of Metalline's common stock $2.00 per share. As of October 31, 2003, Penoles had purchased 150,000 shares of common stock under this agreement. (See Note 7.)

During the year ended October 31, 2003, the Company received reimbursement of $151,536 from Penoles for expenses incurred by Metalline, which were applied toward an aggregate $85,712 of qualified expenditures incurred by Penoles. In November 2003, the agreement between the Company and Minas Penoles entered into on November 15, 2001 was terminated by the Company.

Northern Limited
-----
On October 7, 1999, the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. In August 2000, Rio Tinto Limited purchased North Limited for its iron ore holdings and subsequently terminated its agreement with the Company.
   F/S 19

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2003
                           (CONTINUED)

NOTE 12  SUBSEQUENT EVENTS

Legal Contingencies
-----
In December 2002, Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. Any potential liability resulting from the lawsuit would be directed against the other named defendant, and according to the Company's legal counsel, the chance of an adverse judgment for Metalin is negligible.
  [The balance of this page has been intentionally left blank.]
    F/S 20

                   METALLINE MINING COMPANY
                 AN EXPLORATION STAGE COMPANY
                        OCTOBER 31, 2003

SIGNATURES

   In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              METALLINE MINING COMPANY

              BY: /s/ Merlin Bingham
                  --------
                  Merlin Bingham,
                  its President
                  Date: January 27, 2004


              By: /s/ Wayne Schoonmaker
                  ---------
                  Wayne Schoonmaker, its
                  Principal Accounting Officer
                  Date: January 27, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Merlin Bingham        By: /s/ Roger Kolvoord
    -------                       -------
    Merlin Bingham                Roger Kolvoord
    President/Director            Director
    Date: January 27, 2004        Date: January 27, 2004

By: /s/ Daniel Gorski         By: /s/Wayne Schoonmaker
    -------                       ---------
    Daniel Gorski                 Wayne Schoonmaker
    Vice President/Director       Secretary/Treasurer
    Date: January 27, 2004        Date: January 27, 2004
          F/S 20

            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               OCTOBER 31, 2003

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

Date: January 27, 2004

      /s/ Merlin D. Bingham
      ------------
      President

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              OCTOBER 31, 2003

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

Date: January 27, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: January 27, 2004

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: January 27, 2004