Form 10QSB
period 2004-01-31
METALLINE MINING CO
filed 2004-03-10
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 2004
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED JANUARY 31, 2004

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

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2004.

Three months ended January 31, 2004 compared to the three months ended January 31, 2003:

During the three months ended January 31, 2004, the Company realized other income of $191,906 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals, Inc., Norfolk, Virginia. Costs associated with the Sale of the ore totaled $95,202 for the three-month period ended January 31, 2004. There were ore sales of $89,568 in the three-month period ended July 31, 2003. General and administrative expenses increased to $365,486 for the three-month period ended January 31, 2004 as compared to $318,287 for the three-month period ended January 31, 2003. The increase is primarily due to an increase in payroll expenses of $28,035, an increase in professional services of $61,314, and a $9,642 increase in exploration expenditures. These increases were partially offset by a $60,667 decrease in expenses of maintaining the property. For the three months ended January 31, 2004, the Company experienced a loss of $268,493, or $0.02 per share, compared to a loss of $305,176, or $0.03 per share, during the comparable period in the previous year.

  LIQUIDITY AND CAPITAL RESOURCES.

Metalline Mining Company (the "Company") is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining. The Company has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.
              Page 1
>From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Since May 1996, the focus of the Company has been the Sierra Mojada Project in Mexico, and the Company has dropped the Kadex Property claims. The Company is currently involved in exploration and evaluation of its Mexican Property under agreement with Minas Penoles.

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

Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2003 financial statements relative to a going concern uncertainty. The Company financed its obligations during the 2002-2003 fiscal year by its sale of 956,000 shares at an average price of $1.09 per share. During the current period, the Company has realized $1,246,500 from the sale of 1,246,500 shares at $1.00 per share.

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

In September of 1891 the Mexican Northern Railroad completed its spur line from Escalon to the district. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district. The main lead manto was nearly mined out by 1905, the same year that the discovery of the first silver-copper ore body was made. Additional discoveries of silver, silver-copper, and
            Page 2
silver-copper-zinc-lead ores provided production through the 1930's. Between 1922 and 1931additional lead manto silver-lead ore was discovered and mined to the southwest for some 1,400 meters under the Sierra Mojada range. This manto was eventually mined for more than 2 kilometers.

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

In August, 2000 Rio Tinto Ltd. purchased North Limited for its iron ore holding and subsequently terminated the agreement with Minera Metalin.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No.146").
                Page 4
 SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No.146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No.146.

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

  CASH FLOWS FOR THE THREE MONTHS ENDED
  JANUARY 31, 2004 WERE AS FOLLOWS:

During the three-month period ended January 31, 2004, the Company's cash position increased to $1,813,803, primarily due to the sale of the Company's common stock. During the three-month period, the Company used $171,282 in operating activities. In addition, the Company realized $1,284,472 from the sale of Company stock and financed $32,756 for the purchase of equipment. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 due under the contract was paid June 2003.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

	Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. During the nine months ended July 31, 2003 the Company settled this suit for approximately $36,000. The Company paid approximately $13,800 at the time of settlement, with the balance payable in six equal installments of approximately $3,700. The Company has met its obligation under the settlement.
[The balance of this page has been intentionally left blank.]
               Page 5

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. During the three months ended January 31, 2004 the Company sold 1,246,500 shares of its common stock at a price of $1.00 per share.

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

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 January 31, 2004 and October 31, 2003 . . . . .  F/S 1

Consolidated Statements of Operations
 for the three period
 ended January 31, 2004 and for
 the period from inception (November 8, 1993)
 to January 31, 2004. . . . . . . . . . . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to January 31, 2004. . . . . . . . . . . . . . . F/S 3

Consolidated Statements of Cash Flow for
 the three-month period ended January 31, 2004
 and for the period from
 inception (November 8, 1993) to
 January 31, 2004. . . . . . . . . . . . . . . . .F/S 8

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . . .   F/S 10

Certifications and Signatures . . . . . . . . .   F/S 12
[The balance of this page has been intentionally left blank.]
                              Page 7


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                               JANUARY 31, 2004   October 31, 2003
                                  (Unaudited)
                                    -----------   ----------
ASSETS
CURRENT ASSETS
 Cash                                  $1,813,803     $733,369
 Accounts receivable                       44,818            0
 Prepaid expenses                               0          126
 Employee advances                         15,137       20,900
                                          -------      -------
  Total Current Assets                  1,873,758      754,395
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment
 Net of accumulated depreciation          323,381      301,142
                                          -------      -------
  Total Property and Equipment            323,381      301,142
                                          -------      -------
TOTAL ASSETS                           $6,531,906   $5,390,304
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                January 31, 2004  October 31, 2003
                                       (Unaudited)
                                      -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                        $107,715     $110,898
 Contracts payable                          4,209        4,209
 Accrued liabilities                       31,701       23,744
                                          -------       ------
  Total Current Liabilities               143,625      138,851
                                          -------       ------
COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  13,200,060 and 11,845,055 shares
  issued and outstanding
  respectively.                           132,001      118,451
 Stock subscriptions receivable                 0      (38,000)
 Additional paid-in capital            13,309,056   11,955,285
 Stock options and warrants             1,498,550    1,498,550
 Deficit accumulated during
  exploration stage                    (8,551,326)  (8,282,833)
	----------	---------
   Total Stockholders' Equity           6,388,281    5,251,453
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $6,531,906   $5,390,304
                                        =========    =========
See condensed notes to the consolidated financial statements.

                            F/S 1


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended        Period from
                             ---------------------       November 8, 1993
                             January 31,  January 31,   (Inception) through
                                   2004          2003    January 31,2004
                               --------       --------     ------------
REVENUES                       $      0        $     0         $       0
                                 ------         ------           -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries and
  payroll expenses              160,056        132,021         1,967,550
 Office and administrative       24,904         30,511           405,195
 Taxes and fees                  40,918         47,032           326,786
 Professional services          108,432         47,118         3,631,075
 Property expenses              (12,215)        48,452         1,512,683
 Exploration and research        32,874         12,278           228,222
 Depreciation                    10,517            875           303,670
                                -------        -------          --------
 TOTAL EXPENSES                 365,486        318,287         8,375,181
                                -------        -------           -------
LOSS FROM OPERATIONS      (365,486)      (318,287)       (8,375,181)
                                =======       ========          ========

                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)

                               Three Months Ended        Period from
                             ---------------------       November 8, 1993
                             January 31,  January 31,   (Inception) through
                                   2003          2002    January 31, 2003
                               --------       --------     ------------
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses                96,704         13,160            83,661
 Interest income                    441              8            25,905
 Interest expense                 (152)            (57)         (285,711)
                                 ------          -----           -------
 TOTAL OTHER INCOME              96,993         13,111          (176,145)
                                 ======         ======           =======
LOSS BEFORE INCOME TAXES       (268,493)      (305,176)       (8,551,326)

INCOME TAXES                          0              0                 0
                                  -----           ----             -----
NET LOSS                      $(268,493)     $(305,176)      $(8,551,326)
                                =======       ========          ========
NET LOSS PER COMMON SHARE
 BASIC AND DILUTED              $ (0.02)       $ (0.03)
                                  =====          =====
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 BASIC AND DILUTED             11,899,227     10,451,673
                                 ========      =========
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 2



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
---- Table continued on next page. See condensed notes to the consolidated financial statements.      F/S 6

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    0  $1,497,967   $(7,175,605)  $4,706,760
                                   --------     -----      -------     ----    --------      --------     --------
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        0           0             0       200,000
- for cash at an average of
  $0.98 per share                     849,000    8,489     821,510        -           -           -        829,999
- for cash and warrants at
  $1.50 per share                       7,000       70       9,847        -         583           -         10,500
- for compensation at an
  average of $1.25 per share          391,332    3,913     487,275        -           -           -        491,188
- for services at an average
  of $1.23 per share                   91,383      941     119,320        -           -           -        120,234
- for subscriptions receivable
  at $1.00 per share                   38,000      380      37,620   (38,000)         -           -              -
Net loss for the year ended
 October 31, 2003                           -        -           -         -          -  (1,107,228)    (1,107,228)
                                         ----      ---        ----       ---        ---        ----           ----
Balance, October 31, 2003          11,845,055  118,451  11,955,285   (38,000) 1,498,550  (8,282,833)     5,251,453

Issuance of common stock
 as follows:
- for cash at $1.00 per share       1,246,500   12,465   1,234,035         -          -           -      1,246,500
- for compensation at an average
  of $1.18 per share                   67,205      672      78,849         -          -           -         79,521
- for services at $1.00 per share      41,300      413      40,887         -          -           -         41,300
Stock subscription received                 -        -           -    38,000          -           -         38,000
Net loss for the three months
  ended January 31, 2004                    -        -           -         -          -    (268,493)      (268,493)
                                         ----     ----       -----      ----        ---        ----           ----
Balance, January 31, 2004
(unaudited)                        13,200,060 $132,001 $13,309,056     $   - $1,498,550 $(8,551,326)    $6,388,281
                                      =======    =====      ======       ===      =====       =====         ======
The accompanying notes are an integral part of these consolidated financial statements.
           F/S 7


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Three Months Ended        November 8, 1993
                                -----------------        (Inception)
                                January 31,   January 31, through
                                2004          2003        January 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                        $(268,493)     $(305,176)  $(8,551,326)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     10,517         12,278       188,010
  Non-cash expenses                    28          3,640       126,892
  Payment of services from
   issuance of stock              120,821        131,958     1,423,333
  Payment of services from
   issuance of options                  0              0       801,892
  Payment of financing fees from
   issuance of stock options            0              0       276,000
  Payment of expenses from
   issuance of stock                    0              0       326,527
  Warrants issued for services          0              0       688,771
(Increases) decreases in:
 Foreign property tax
  refund receivable                     0         59,287             0
 Accounts receivable              (44,818)        (4,451)      (44,818)
 Prepaid expenses                     126             99             0
 Employee advances                  5,763         (2,689)      (15,137)
(Increases) decreases in:
 Accounts payable                  (3,183)        (5,783)      107,715
 Contracts payable                      0         38,259         4,209
 Accrued liabilities                7,957       (165,265)       31,701
                                   ------           ----          ----
Net cash used in
  operating activities           (171,282)      (237,843)   (4,636,231)
                                  =======        =======      ========

Schedule continued on next page.
See condensed notes to the consolidated financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Three Months Ended         November 8, 1993
                                -----------------        (Inception)
                                January 31,   Jamuary 31, through
                                2004          2003        January 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
 operating activities            (171,282)     (237,843)   (4,636,231)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments                0              0      (484,447)
 Proceeds from investments              0              0       484,447
 Equipment purchases              (32,756)             0      (471,368)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                       (32,756)             0    (4,923,999)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                  1,284,472        209,917    10,306,643
 Proceeds from sales of
  options and warrants                  0            583       949,890
 Deposits for sale of stock             0              0        87,500
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:          1,284,472        210,500    11,374,033
                                  -------        -------     ---------
Net increase (decrease)
 in cash                        1,080,434        (27,343)    1,813,803
Cash beginning of period          733,369        216,363             0
                                  -------        -------      --------
Cash at end of period          $1,813,803       $189,020    $1,813,803
                                   ======        =======        ======
Schedule continued on next page.
See condensed notes to the consolidated financial statements.
F/S 8

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Three Months Ended        November 8, 1993
                                -----------------        (Inception)
                                January 31,   January 31, through
                                2004          2003        January 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
SUPPLEMENTAL CASH
 FLOW DISCLOSURES:
  Income taxes paid in cash             0              0      $      0
  Interest paid in cash               152             57      $    209

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services  120,821        131,958    $1,423,333
Common stock issued for
 payment of expenses                    0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Common stock options issued for
 financing fees                         0              0      $276,000
Options issued for services             0              0      $801,892
Warrants issued for services            0              0      $688,771
Non-cash expenses                      28              0      $126,892
Financing of equipment                  0         23,148       $23,148
----------------
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 9


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          January 31, 2004

The interim consolidated financial statements of Metalline Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented no misleading. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2003.

The consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors. There have been no preferred shares issued as of January 31, 2004.

STOCK OPTION PLAN
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. As of January 31, 2004 there were options for 350,000 shares outstanding to officers and directors of the Company.

NOTE 2

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Majada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles' purchase of up to 250,000 shares of Metalline's common stock at $2.00 per share. As of January 31, 2004, Penoles had purchased 150,000 shares of common stock under this agreement.

During the three months ended January 31, 2004, Metalline received reimbursement of $30,899 from Penoles for expenses incurred by Metalline, which were applied toward qualified expenditures. In November 2003, the agreement between the Company and Penoles was terminated by mutual consent.

NOTE 3

In December 2001 Metalline Mining Company signed an agreement with the B.O.W. Corporation of El Paso, Texas for an exclusive lease on 41 patented and 81 unpatented mining claims in the Silver Hills District at Orogrande, New Mexico. The property contains high-grade garnet deposits that will be developed for the industrial abrasive market. The agreement allows Metalline to mine, process and market any metallic, non-metallic, or other mineral mined and sold from the property by establishing the quality and marketability of the garnet and by furnishing B.O.W. a business plan and feasibility study within six months. The agreement also provides that within 12 months of completing the feasibility study, if warranted, Metalline will construct and
                             F/S 10

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          January 31, 2004

place into production a mining and marketing operation with a minimum capacity of 25,000 tons per year of industrial garnet. As consideration for the exclusive lease, B.O.W. will receive up to 50% of net profits from the operation. The Company announced in October 2002 that the agreement has been terminated.

NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 was made in June 2003.

NOTE 5

On April 28, 2003 the Company authorized a private placement of 500,000 shares of common stock. On December 31, 2003 the number of authorized shares was increased to 3 million shares.

    [The balance of this page has been intentionally left blank.]

                         F/S 11
             METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               JANUARY 31, 2004

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

Date: March 8, 2004

      /s/ Merlin D. Bingham
      ------------
      President

      F/S 12

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              JANUARY 31, 2004

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

Date: March 8, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

      F/S 13

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: March 8, 2004
    F/S 14

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: March 8, 2004
   F/S 15



                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY
                         January 31, 2004


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  March 8, 2004

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  March 8, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: March 8, 2004             Date: March 8, 2004

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: March 8, 2004

                           F/S 16