Form 10QSB/A
period 2004-01-31
METALLINE MINING CO
filed 2004-03-17
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      EXPLANATORY NOTE


This report has been amended for the sole purpose of (1) restating and clarifying paragraphs 2 and 3 of management's discussion of Liquidity and Capital Resources in Item 2 of Part I, specifically because the Company has sufficient funds to carry on operations during the next twelve months, and (2) restating the discussion under Part II, Item 1 to include information on a second lawsuit which has been dismissed.



PART I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources.

  From inception until July 1996, the Company was essentially dormant, having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). The Company has subsequently dropped the Kadex Property claims. Since July 1996, the focus of the Company has been the Sierra Mojada Project located in Coahuila, Mexico. The Company is currently involved in exploration and reserve definition of its Sierra Mojada Property.

  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for drilling and sampling of the red zinc manto to define an ore reserve and continued mining of zinc carbonate from the white zinc manto for delivery to Metalline's fertilizer client.



PART II, Item 1.  Legal Proceedings.

  Minera Metalin, the Company's Mexican subsidiary, has been named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. The Mexican court rejected the claims against both parties in dismissing the suit. In another matter, a judgment was made against the Mexican subsidiary in regard to a labor dispute between Minera Metalin and a former Mexican employee. A settlement agreement was reached with the party and during the nine months ended July 31, 2003 the Company settled this obligation for approximately $36,000. The Company paid approximately $13,800 at the time of the settlement agreement, with the balance payable in six equal installments of approximately $3,700. The Company has met its obligation under the settlement agreement.

SIGNATURES

 In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      Date:  March 12, 2004
      By: /s/ Wayne L. Schoonmaker
          ---------------
          Wayne Schoonmaker, its
          Principal Accounting Officer