Form 10QSB
period 2004-04-30
METALLINE MINING CO
filed 2004-06-11
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 2004
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED APRIL 30, 2004

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

Index to Consolidated Financials . . . . . . . . . . . 6

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

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2004.

Six months ended April 30, 2004 compared to the six months ended
April 30, 2003:

During the six months ended April 30, 2004, the Company realized other income of $241,334 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals, Inc., Norfolk, Virginia. Costs associated with the Sale of the ore totaled $134,699 for the six-month period ended April 30, 2004. There were ore sales of $200,978 in the six-month period ended April 30, 2003. General and administrative expenses increased to $1,191,371 for the six-month period ended April 30, 2004 as compared to $646,892 for the six-month period ended April 30, 2003. The increase is primarily due to an increase in office and administrative expenses of $71,126 and a $558,289 increase in exploration expenditures. These increases were partially offset by an $89,670 decrease in professional services. For the six months ended April 30, 2004, the Company experienced a loss of $1,056,698, or $0.07 per share, compared to a loss of $570,896, or $0.05 per share, during the comparable period in the previous year.

  LIQUIDITY AND CAPITAL RESOURCES.

Metalline Mining Company (the "Company") is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining. The Company has no operating history and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.
              Page 1
>From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Subsequently, the Company has dropped the Kadex Property claims. Since May 1996, the focus of the Company has been the Sierra Mojada Project located in Coahuila Mexico. The Company is currently involved in exploration and reserve definition of its Sierra Mojada Property.

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

The Company's private placement of common shares was completed in the current period. The Company issued a total of 7,580,150 shares at $1.00 per share in the six months ended April 30, 2004, and realized $7,023,500 after private placement costs of $556,650.

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

The Sierra Mojada Property has produced in excess of 10 million tons of high-grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per ton that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was left unmined. More than 50 kilometers of underground workings are spread through the 5 kilometer by 2 kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 100 meters is totally unexplored.
        Page 2
The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, there is very little unstable ground and the ore thickness is amenable to high volume mechanized mining methods. Sierra Mojada has ideal mining conditions and grades for low cost production.

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

Since November 15, 2003 Metalline has been the operator of the project and is currently conducting a reserve definition drilling program at Sierra Mojada. This program is being conducted with 3 diamond drills in operation and a 4th will be added as soon as the drill can be mobilized from a previous project. Metallines' objectives are to define a reserve and conduct a feasibility based on that reserve for a mine and a zinc solvent extraction electrowinning plant at Sierra Mojada.

	EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No.150"). SFAS No.150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.
       Page 3
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No.149"). SFAS No.149 amends and clarifies the accounting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No.146"). SFAS No.146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No.146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No.146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" (hereinafter "SFAS No.145") which updates, clarifies, and simplifies existing accounting pronouncements. FASB No.4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No.4, was rescinded as it was no longer necessary. SFAS No.14 amended FASB No.13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management's adoption of this statement has not affected the financial position or results of operations at October 31, 2003.
          Page 4

  CASH FLOWS FOR THE SIX MONTHS ENDED
  APRIL 30, 2004 WERE AS FOLLOWS:

During the six-month period ended April 30, 2004, the Company's cash position increased to $6,618,833, primarily due to the sale of the Company's common stock. During the six-month period, the Company used $831,305 in operating activities. In addition, the Company realized $6,879,850 from the sale of Company stock and financed $201,081 for the purchase of equipment. On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 due under the contract was paid June 2003.

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

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. During the six months ended April 30, 2004 the Company sold 7,436,500 shares of its common stock at a price of $1.00 per share.

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

REPORTS ON FORM 8-K.
No reports on Form 8-K were filed by the registrant during the period covered by this report.
             Page 5
                   METALLINE MINING COMPANY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 April 30, 2004 and October 31, 2003 . . . . .  F/S 1

Consolidated Statements of Operations
 for the three and six-month period
 ended April 30, 2004 and for
 the period from inception (November 8, 1993)
 to April 30, 2004. . . . . . . . . . . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to April 30, 2004. . . . . . . . . . . . . . . F/S 4

Consolidated Statements of Cash Flow for
 the six-month period ended April 30, 2004
 and for the period from
 inception (November 8, 1993) to
 April 30, 2004. . . . . . . . . . . . . . . .  F/S 9

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . .  F/S 11

Certifications and Signatures . . . . . . . .  F/S 13
[The balance of this page has been intentionally left blank.]
                              Page 6


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                               APRIL 30, 2004   October 31, 2003
                                  (Unaudited)
                                    -----------   ----------
ASSETS
CURRENT ASSETS
 Cash                                  $6,618,833     $733,369
 Accounts receivable                       32,925            0
 Prepaid expenses                             364          126
 Employee advances                         25,812       20,900
                                          -------      -------
  Total Current Assets                  6,677,934      754,395
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment
 Net of accumulated depreciation          477,098      301,142
                                          -------      -------
  Total Property and Equipment            477,098      301,142
                                          -------      -------
TOTAL ASSETS                          $11,487,799   $5,390,304
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                APRIL 30, 2004  October 31, 2003
                                       (Unaudited)
                                      -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                         $32,796     $110,898
 Contracts payable                          4,209        4,209
 Accrued liabilities                       67,267       23,744
                                          -------       ------
  Total Current Liabilities               104,272      138,851
                                          -------       ------
COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  19,542,160 and 11,845,055 shares
  issued and outstanding
  respectively.                           195,422      118,451
 Stock subscriptions receivable                 0      (38,000)
 Additional paid-in capital            19,031,086   11,955,285
 Stock options and warrants             1,498,550    1,498,550
 Deficit accumulated during
  exploration stage                    (9,339,531)  (8,282,833)
	----------	---------
   Total Stockholders' Equity          11,385,527    5,251,453
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $11,489,799   $5,390,304
                                        =========    =========
See condensed notes to the consolidated financial statements.

                            F/S 1


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Period from
                                 Three Months Ended       Six Months Ended      November 8, 1993
                                 ------------------       ----------------      (Inception)
                              April 30,     April 30,    April 30,   April 30,  through
                               2004          2003         2004        2003      April 30, 2004
                             (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
REVENUES                          $    0        $    0      $    0     $     0       $         0
                                  ------        ------      ------     -------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses   152,522       145,437     312,578     278,377         2,120,072
 Office and administration       100,057        19,243     124,961      48,835           505,252
 Taxes and fees                   15,851           692      56,769      47,724           342,637
 Professional services           (11,741)      140,243      97,691     187,361         3,620,334
 Property expenses                26,833        10,238      14,618      58,690         1,539,516
 Depreciation                     14,608        12,287      25,125      24,565           318,278
 Exploration and research        526,755           465     559,629       1,340           754,977
                                  ------       -------     -------   ---------         ---------
 Total General and
  Administrative Expenses        825,885       328,605   1,191,371     646,892         9,201,066
                                 -------       -------     -------   ---------         ---------
LOSS FROM OPERATIONS            (825,885)     (328,605) (1,191,371)   (646,892)      (9,201,066)
                                 -------       -------     -------   ---------         ---------
OTHER INCOME (EXPENSES)
 Misc. ore sales,
  net of expenses                 37,898        62,969     134,602      76,129          121,559
 Interest income                       0            17         373          25           25,837
 Interest and
  financing expense                 (219)         (101)       (303)       (158)        (285,862)
                                 -------       -------     -------   ---------         ---------
Total other income (expense)      37,679        62,885     134,672      75,996         (138,466)
                                 -------       -------     -------   ---------         ---------
LOSS BEFORE INCOME TAXES        (788,206)     (265,720) (1,056,698)   (570,896)      (9,339,531)
                               ========       ========     =======    =========        =========
See condensed notes to the consolidated financial statements.		F/S 2

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Period from
                                  Three Months Ended       Six Months Ended     November 8, 1993
                                  ------------------       ----------------     (Inception)
                               July 31,      July 31,    July 31,    July 31,   through
                               2003          2002        2003        2002       July 31, 2003
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                               ---------     ---------   ---------   ---------   ---------
LOSS BEFORE INCOME TAXES
 (carried forward)            (788,206)     (265,720) (1,056,698)   (570,896)      (9,339,531)
INCOME TAXES                           -             -           -             -             -
                                 -------       -------     -------     ---------     ---------
NET LOSS                     $(788,206)     (265,720) (1,056,698)   (570,896)      (9,339,531)
                                 =======       =======     =======     =========     =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.05)    $   (0.03)  $   (0.07)  $     (0.05)
                                 =======       =======     =======     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           15,515,885     10,534,588  15,310,076    10,493,130
                              ==========     =========   ==========    =========

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
---- Table continued on next page. See condensed notes to the consolidated financial statements.      F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    0  $1,497,967   $(7,175,605)  $4,706,760
                                   --------     -----      -------     ----    --------      --------     --------
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        0           0             0       200,000
- for cash at an average of
  $0.98 per share                     849,000    8,489     821,510        -           -           -        829,999
- for cash and warrants at
  $1.50 per share                       7,000       70       9,847        -         583           -         10,500
- for compensation at an
  average of $1.25 per share          391,332    3,913     487,275        -           -           -        491,188
- for services at an average
  of $1.23 per share                   91,383      941     119,320        -           -           -        120,234
- for subscriptions receivable
  at $1.00 per share                   38,000      380      37,620   (38,000)         -           -              -
Net loss for the year ended
 October 31, 2003                           -        -           -         -          -  (1,107,228)    (1,107,228)
                                         ----      ---        ----       ---        ---        ----           ----
Balance, October 31, 2003          11,845,055  118,451  11,955,285   (38,000) 1,498,550  (8,282,833)     5,251,453
Issuance of common stock
 as follows:
- for cash at $1.00 per share,
  less issuance cost of $556,650    7,436,500   74,365   6,805,485         -          -           -      6,879,850
- for compensation at an average
  of $1.13 per share                   91,455      915     102,857         -          -           -        103,772
- for services at $1.00 per share     169,150    1,691     167,459         -          -           -        169,150
Stock subscription received                 -        -           -    38,000          -           -         38,000
Net loss for the six months
  ended April 30, 2004                    -        -           -         -          -   (1,056,698)    (1,056,698)
                                         ----     ----       -----      ----        ---        ----           ----
Balance, April 30, 2004
(unaudited)                        19,542,160 $195,422 $19,587,736     $   - $1,498,550 $(9,339,531)   $11,385,527
                                      =======    =====      ======       ===      =====       =====         ======
The accompanying notes are an integral part of these consolidated financial statements.
           F/S 8


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2004          2003        April 30, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                      $(1,056,698)     $(570,896)  $(9,339,551)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     25,125         24,565       220,473
  Non-cash expenses                     0              0       126,864
  Payment of services from
   issuance of stock              272,922        390,922     1,575,434
  Payment of services from
   issuance of options                  0              0       801,892
  Payment of financing fees from
   issuance of stock options            0              0       276,000
  Payment of expenses from
   issuance of stock                    0              0       326,527
  Warrants issued for services          0              0       688,771
(Increases) decreases in:
 Foreign property tax
  refund receivable                     0         59,287             0
 Accounts receivable              (32,925)       (41,710)      (32,925)
 Prepaid expenses                    (238)         1,233          (364)
 Employee advances                 (4,912)        (2,689)      (25,812)
(Increases) decreases in:
 Accounts payable                 (78,102)        22,481        32,796
 Contracts payable                      0         41,198         4,209
 Accrued liabilities               43,523       (192,399)       67,267
                                   ------           ----          ----
Net cash used in
  operating activities           (831,305)      (268,008)   (5,278,399)
                                  =======        =======      ========

Schedule continued on next page.
See condensed notes to the consolidated financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2004          2003        April 30, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
  operating activities           (831,305)      (268,008)   (5,278,399)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments         (491,400)             0      (484,447)
 Proceeds from investments              0              0       484,447
 Equipment purchases             (201,082)             0      (657,548)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                      (692,482)             0    (5,110,179)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                  6,879,850        209,917    15,902,021
 Proceeds from sales of
  options and warrants                  0            583       949,890
 Deposits for sale of stock        38,000              0       125,500
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:          6,917,850        210,500    17,007,411
                                  -------        -------     ---------
Net increase (decrease)
 in cash                        5,885,464        (57,508)    6,618,833
Cash beginning of period          733,369        216,363             0
                                  -------        -------      --------
Cash at end of period          $6,618,833       $158,855    $6,618,833
                                   ======        =======        ======
Schedule continued on next page.
See condensed notes to the consolidated financial statements.
F/S 9

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2004          2003        April 30, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
SUPPLEMENTAL CASH
 FLOW DISCLOSURES:
  Income taxes paid in cash             0              0      $      0
  Interest paid in cash               303             57      $      0

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services  272,922        131,958    $1,575,434
Common stock issued for
 payment of expenses                    0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Common stock options issued for
 financing fees                         0              0      $276,000
Options issued for services             0              0      $801,892
Warrants issued for services            0              0      $688,771
Financing of equipment                  0         23,148       $23,148
----------------
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 10


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          April 30, 2004

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

NOTE 1

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors. There have been no preferred shares issued as of April 30, 2004.

STOCK OPTION PLAN
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. As of April 30, 2004 there were options for 350,000 shares outstanding to officers and directors of the Company.

NOTE 2

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Majada region of Coahuila, Mexico. The earn-in right is contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles' purchase of up to 250,000 shares of Metalline's common stock at $2.00 per share. As of April 30, 2004, Penoles had purchased 150,000 shares of common stock under this agreement. In November 2003, the agreement between the Company and Penoles was terminated by mutual consent.

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

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          April 30, 2004

NOTE 4

On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Majada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 was made in June 2003.

NOTE 5

The Company's private placement of common shares was completed in the current period. The Company issued a total of 7,580,150 shares at $1.00 per share in the six months ended April 30, 2004, and realized $7,023,500 after private placement costs of $556,650.

    [The balance of this page has been intentionally left blank.]

                         F/S 12
             METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               April 30, 2004

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

Date: June 8, 2004

      /s/ Merlin D. Bingham
      ------------
      President

      F/S 13

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              April 30, 2004

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

Date: June 8, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

      F/S 14

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: June 8, 2004
    F/S 15

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: June 8, 2004
   F/S 16



                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY
                         April 30, 2004


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

      BY: /s/ Merlin Bingham
          ------------------
          Merlin Bingham, its President
          Date:  June 8, 2004

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date:  June 8, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: June 8, 2004              Date: June 8, 2004

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: June 8, 2004

                           F/S 17