Form 10QSB/A
period 2004-04-30
METALLINE MINING CO
filed 2004-09-09
CIK 1031093

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


This report has been amended for the sole purpose of restating the Statement of Cash Flows by eliminating the item of $491,400 titled "Purchase of Investments" in CASH FLOWS FROM INVESTING ACTIVITIES. This item was included in error and it's elimination does not affect any other section of the Statement of Cash Flows or any other area of the Form 10QSB. The restated Statement of Cash Flows is included herein.

[The balance of this page has been intentionally left blank.]

Page 1

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


                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Six Months Ended          November 8, 1993
                                -----------------        (Inception)
                                April 30,     April 30,   through
                                2004          2003        April 30, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
  operating activities           (831,305)      (268,008)   (5,278,399)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments                0              0      (484,447)
 Proceeds from investments              0              0       484,447
 Equipment purchases             (201,081)             0      (657,548)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                      (201,081)             0    (5,110,179)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                  6,879,850        209,917    15,902,021
 Proceeds from sales of
  options and warrants                  0            583       949,890
 Deposits for sale of stock        38,000              0       125,500
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:          6,917,850        210,500    17,007,411
                                  -------        -------     ---------
Net increase (decrease)
 in cash                        5,885,464        (57,508)    6,618,833
Cash beginning of period          733,369        216,363             0
                                  -------        -------      --------
Cash at end of period          $6,618,833       $158,855    $6,618,833
                                   ======        =======        ======
See condensed notes to the consolidated financial statements.
F/S 9/A


SIGNATURES

 In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

Date:  September 7, 2004
      By: /s/ Wayne L. Schoonmaker
          ---------------
          Wayne Schoonmaker, its
          Principal Accounting Officer