Form 10QSB
period 2004-07-31
METALLINE MINING CO
filed 2004-09-14
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 2004
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            METALLINE MINING COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                      ENDED JULY 31, 2004

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

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2004.

Nine months ended July 31, 2004 compared to the nine months ended
July 31, 2003:

During the nine months ended July 31, 2004, the Company realized other income of $297,936 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals, Inc., Norfolk, Virginia. Costs associated with the Sale of the ore totaled $170,048 for the nine-month period ended July 31, 2004. There were ore sales of $287,846 in the nine-month period ended July 31, 2003. General and administrative expenses increased to $2,882,519 for the nine-month period ended July 31, 2004 as compared to $849,472 for the nine-month period ended July 31, 2003. The increase is primarily due to an increase in office and administrative expenses of $128,518 and a $1,696,391 increase in exploration expenditures. For the nine months ended July 31, 2004, the Company experienced a loss of $2,723,947, or $0.07 per share, compared to a loss of $770,335, or $0.16 per share, during the comparable period in the previous year.

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

>From inception until May 1996, the Company was essentially dormant having as its only asset unpatented mining claims located in the State of Montana ("Kadex Property"). Subsequently, the Company has dropped the Kadex Property claims. Since May 1996, the focus of the Company has been the Sierra Mojada Project located in Coahuila Mexico. The Company is currently involved in exploration and reserve definition of its Sierra Mojada Property.
              Page 1
In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for drilling and sampling of the red zinc manto to define an ore reserve and continued mining of zinc carbonate from the white zinc manto for delivery to Metalline's fertilizer client.

Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2003 financial statements relative to a going concern uncertainty. The Company financed its obligations during the 2002-2003 fiscal year by its sale of 956,000 shares at an average price of $1.09 per share.

The Company's private placement of common shares was completed in the second quarter of 2004. The Company issued a total of 7,436,500 shares at $1.00 per share in the nine months ended July
31, 2004, and realized $6,879,850 after private placement costs of $556,650.

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

The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, the ore thickness and attitude are amenable to high volume mechanized mining methods and low cost production.
        Page 2
Based upon the foregoing, the Company is of the opinion that the magnitude of the Sierra Mojada mineral system has exploration potential for continued development of future reserves. However, there is no assurance as to the quantity or quality of the undeveloped reserves and there is no assurance that the Company will have the monetary resources to continue to explore for, develop, or retrieve any of the minerals located in the Sierra Mojada Property.

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

Since November 15, 2003 Metalline has been the operator of the project and is currently conducting a reserve definition-drilling program at Sierra Mojada. The drill program has been in progress since January and presently has 4 underground diamond drills operating. Metalline's objectives are to complete the definition of a 2 million tons reserve containing zinc metal. Based on the reserve a feasibility study will be completed for a mine and a zinc solvent extraction electrowinning plant at Sierra Mojada.

	The reserve definition work consists of diamond drilling, percussion drilling and channel sampling. At quarter end, 110 diamond drill holes and in excess of 8,000 channel samples and percussion drill holes have been completed.

	Reserva International, a company that specializes in ore reserve evaluation, has been retained to conduct a block model evaluation of the Sierra Mojada data with the objective of determining the size and grade of the deposit. The block model evaluation will be periodically updated as additional results are received until the required reserve is achieved.

	Green Team International (GTI), Johannesburg, S. Africa has been retained to start feasibility study work, consisting of metallurgical studies of the Sierra Mojada mineralization. GTI is the firm that conducted the feasibility studies on the Skorpion Mine for Reunion Ltd. and Anglo American. The Skorion Mine is the first mine in the world using the solvent extraction electrowinning process for extracting SHG grade zinc from Oxide zinc ore.

	EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No.150"). SFAS No.150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No.149"). SFAS No.149 amends and clarifies the accounting of derivative instruments,
       Page 3
including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

  CASH FLOWS FOR THE NINE MONTHS ENDED
  JULY 31, 2004 WERE AS FOLLOWS:

During the nine-month period ended July 31, 2004, the Company's cash position increased to $4,916,443, primarily due to the sale of the Company's common stock. During the nine-month period, the Company used $2,437,779 in operating activities. In addition, the Company realized $6,879,850 from the sale of Company stock and financed $296,997 for the purchase of equipment.
          Page 4
On June 21, 2002, the Company authorized the purchase of property and equipment from the Mineros Nortenos Cooperativa, located at the Company's Sierra Mojada Project at La Esmeralda, Coahuila, Mexico. Total purchase price, after conversion to U.S. Dollars, amounted to $272,616. The final payment of $38,610 due under the contract was paid June 2003.

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

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited, or qualified. During the six months ended July 31, 2004 the Company sold 7,436,500 shares of its common stock at a price of $1.00 per share. There were no shares sold in the three months ended July 31, 2004.

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

REPORTS ON FORM 8-K.
No reports on Form 8-K were filed by the registrant during the period covered by this report.
             Page 5
                   METALLINE MINING COMPANY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:             PAGE

Consolidated Balance Sheets as of
 July 31, 2004 and October 31, 2003 . . . . .  F/S 1

Consolidated Statements of Operations
 for the three and nine-month period
 ended July 31, 2004 and for
 the period from inception (November 8, 1993)
 to July 31, 2004. . . . . . . . . . . . . . . F/S 2

Consolidated Statements of Changes in
 Stockholder's Equity for the period from
 inception (November 8, 1993)
 to July 31, 2004. . . . . . . . . . . . . . . F/S 4

Consolidated Statements of Cash Flow for
 the nine-month period ended July 31, 2004
 and for the period from
 inception (November 8, 1993) to
 July 31, 2004. . . . . . . . . . . . . . . .  F/S 9

Condensed Notes to Consolidated
 Financial Statements . . . . . . . . . . . .  F/S 11

Certifications and Signatures . . . . . . . .  F/S 13
[The balance of this page has been intentionally left blank.]
                              Page 6


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS

                               JULY 31, 2004   October 31, 2003
                                  (Unaudited)
                                    -----------   ----------
ASSETS
CURRENT ASSETS
 Cash                                    $615,247     $733,369
 Marketable Securities                  4,301,196
 Accounts receivable                       57,348            0
 Prepaid expenses                             146          126
 Employee advances                         34,797       20,900
                                          -------      -------
  Total Current Assets                  5,008,734      754,395
                                          -------      -------
MINERAL PROPERTIES                      4,334,767    4,334,767
                                         --------     --------
PROPERTY AND EQUIPMENT
 Office and mining equipment
 Net of accumulated depreciation          554,356      301,142
                                          -------      -------
  Total Property and Equipment            554,356      301,142
                                          -------      -------
TOTAL ASSETS                           $9,897,857   $5,390,304
                                        =========    =========

                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEETS
                          (continued)

                                JULY 31, 2004  October 31, 2003
                                       (Unaudited)
                                      -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                         $50,324     $110,898
 Contracts payable                          4,209        4,209
 Accrued liabilities                      125,046       23,744
                                          -------       ------
  Total Current Liabilities               179,579      138,851
                                          -------       ------
COMMITMENTS AND CONTINGENCIES                   -            -
                                             ----         ----
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares issued or outstanding                0            0
 Common stock, $0.01 par value;
  50,000,000 shares authorized,
  19,542,160 and 11,845,055 shares
  issued and outstanding
  respectively.                           195,422      118,451
 Stock subscriptions receivable                 0      (38,000)
 Additional paid-in capital            19,031,086   11,955,285
 Stock options and warrants             1,498,550    1,498,550
 Deficit accumulated during
  exploration stage                   (11,006,780)  (8,282,833)
	----------	---------
   Total Stockholders' Equity           9,718,278    5,251,453
                                        ---------     --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $9,897,857   $5,390,304
                                        =========    =========
See condensed notes to the consolidated financial statements.

                            F/S 1


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Nine Months Ended       Period from
                                 ------------------       ----------------       November 8,1993
                              July 31,     July 31,      July 31,    July 31, (Inception)through
                               2004          2003         2004        2003       July 31, 2004
                             (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                               ---------     ---------   ---------   ---------     ---------
REVENUES                          $    0        $    0      $    0     $     0       $         0
                                  ------        ------      ------     -------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses   149,656       147,755     462,234     426,132         2,269,728
 Office and administration        71,611        19,219     196,572      68,054           576,863
 Taxes and fees                   33,838        12,715      90,607      60,439           376,465
 Professional services           147,165        11,824     244,856     199,185         3,767,499
 Property expenses               131,517         1,404     146,135      60,094         1,671,033
 Depreciation                     18,658         9,062      43,783      33,627           336,936
 Exploration and research      1,138,708           601   1,698,332       1,941         1,893,680
                                  ------       -------     -------   ---------         ---------
 Total General and
  Administrative Expenses      1,691,148       202,580   2,882,519     849,472        10,892,204
                                 -------       -------     -------   ---------         ---------
LOSS FROM OPERATIONS          (1,691,148)     (202,580) (2,882,519)   (849,472)     (10,892,204)
                                 -------       -------     -------   ---------         ---------
OTHER INCOME (EXPENSES)
 Misc. and ore sales,
  net of expenses                 37,898        62,969     134,602      76,129          121,559
 Interest and
  investment income                2,798            46       3,171          71           28,635
 Interest and
  financing expense                 (152)         (152)       (455)       (310)        (286,014)
                                 -------       -------     -------   ---------         ---------
Total other income (expense)      23,900         3,641     158,572      79,137         (114,566)
                                 -------       -------     -------   ---------         ---------
LOSS BEFORE INCOME TAXES      (1,667,248)     (198,939) (2,723,947)   (770,335)     (11,006,770)
                               ========       ========     =======    =========        =========
See condensed notes to the consolidated financial statements.		F/S 2

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Period from
                                  Three Months Ended       Nine Months Ended    November 8, 1993
                                  ------------------       ----------------     (Inception)
                               July 31,      July 31,    July 31,    July 31,   through
                               2003          2002        2003        2002       July 31, 2003
                              (Unaudited)   (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                               ---------     ---------   ---------   ---------   ---------
LOSS BEFORE INCOME TAXES
 (carried forward)           $(1,667,248)     (198,939) (2,723,947)   (770,335)    (11,006,770)
INCOME TAXES                           0             0           0             0             0
                                 -------       -------     -------     ---------     ---------
NET LOSS                     $(1,667,248)     (198,939) (2,723,947)   (770,335)    (11,006,770)
                                 =======       =======     =======     =========     =========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.09)    $   (0.02)  $   (0.16)  $     (0.07)
                                 =======       =======     =======     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           19,542,160     10,606,379  16,720,771    10,438,025
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
---- Table continued on next page. See condensed notes to the consolidated financial statements. F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713   $    0  $1,497,967   $(7,175,605)  $4,706,760
                                   --------     -----      -------     ----    --------      --------     --------
Issuance of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        0           0             0       200,000
- for cash at an average of
  $0.98 per share                     849,000    8,489     821,510        -           -           -        829,999
- for cash and warrants at
  $1.50 per share                       7,000       70       9,847        -         583           -         10,500
- for compensation at an
  average of $1.25 per share          391,332    3,913     487,275        -           -           -        491,188
- for services at an average
  of $1.23 per share                   91,383      941     119,320        -           -           -        120,234
- for subscriptions receivable
  at $1.00 per share                   38,000      380      37,620   (38,000)         -           -              -
Net loss for the year ended
 October 31, 2003                           -        -           -         -          -  (1,107,228)    (1,107,228)
                                         ----      ---        ----       ---        ---        ----           ----
Balance, October 31, 2003          11,845,055  118,451  11,955,285   (38,000) 1,498,550  (8,282,833)     5,251,453
Issuance of common stock
 as follows:
- for cash at $1.00 per share,
  less issuance cost of $556,650    7,436,500   74,365   6,805,485         -          -           -      6,879,850
- for compensation at an average
  of $1.13 per share                   91,455      915     102,857         -          -           -        103,772
- for services at $1.00 per share     169,150    1,691     167,459         -          -           -        169,150
Stock subscription received                 -        -           -    38,000          -           -         38,000
Net loss for the nine months
  ended July 31, 2004                    -        -           -         -          -     (2,723,947)    (2,723,947)
                                         ----     ----       -----      ----        ---        ----           ----
Balance, July 31, 2004
(unaudited)                        19,542,160 $195,422 $19,587,736     $   - $1,498,550 $(11,006,780)   $9,718,278
                                      =======    =====      ======       ===      =====       =====         ======
See condensed notes to the consolidated financial statements. F/S 8


                      METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Period from
                                Nine Months Ended          November 8, 1993
                                -----------------        (Inception)
                                July 31,     July 31,   through
                                2004          2003        July 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Cash flows from
 operating activities:
Net loss                      $(2,723,947)     $(770,335)  $(11,006,780)
Adjustments to reconcile net
 loss to cash used by
 operating activities:
  Depreciation                     43,783         33,627       239,131
  Non-cash expenses                     0              0       126,864
  Payment of services from
   issuance of stock              272,922        417,422     1,575,434
  Payment of services from
   issuance of options                  0              0       801,892
  Payment of financing fees from
   issuance of stock options            0              0       276,000
  Payment of expenses from
   issuance of stock                    0              0       326,527
  Warrants issued for services          0              0       688,771
(Increases) decreases in:
 Foreign property tax
  refund receivable                     0         59,287             0
 Marketable securities         (4,301,196)             0    (4,301,196)
 Accounts receivable              (57,348)       	(7,233)      (57,348)
 Prepaid expenses                     (20)         1,605          (146)
 Employee advances                (13,897)        (5,689)      (34,797)
(Increases) decreases in:
 Accounts payable                 (60,574)        38,195        50,324
 Contracts payable                      0         21,044         4,209
 Accrued liabilities              101,302        (94,716)      125,046
                                   ------           ----          ----
Net cash used in
  operating activities         (6,738,975)      (306,793)  (11,203,924)
                                  =======        =======      ========

Schedule continued on next page.
See condensed notes to the consolidated financial statements.

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                         Period from
                                Nine Months Ended          November 8, 1993
                                -----------------        (Inception)
                                July 31,     July 31,   through
                                2004          2003        July 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
Net cash used by
  operating activities         (6,738,975)      (306,793)  (11,203,924)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of investments                0              0      (484,447)
 Proceeds from investments              0              0       484,447
 Equipment purchases             (296,997)       (19,508)     (753,464)
 Mining property acquisitions           0              0    (4,452,631)
                                  -------         ------     ---------
Net cash used by investing
 activities                      (296,997)       (19,508)   (5,206,095)
                                  -------         ------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sales of
  common stock                  6,879,850        209,917    15,902,021
 Proceeds from sales of
  options and warrants                  0            583       949,890
 Deposits for sale of stock        38,000              0       125,500
 Proceeds from
  shareholders loans                    0              0        30,000
                                  -------         ------       -------
Net cash provided by
 financing activities:          6,917,850        210,500    17,007,411
                                  -------        -------     ---------
Net increase (decrease)
 in cash                         (118,122)      (115,801)      615,247
Cash beginning of period          733,369        216,363             0
                                  -------        -------      --------
Cash at end of period            $615,247       $100,562      $615,247
                                   ======        =======        ======
Schedule continued on next page.
See condensed notes to the consolidated financial statements.
F/S 9

                     METALLINE MINING COMPANY
                   (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)

                                                          Period from
                                Nine Months Ended         November 8, 1993
                                -----------------        (Inception)
                                July 31,     July 31,   through
                                2004          2003        July 31, 2004
                               (Unaudited)   (Unaudited) (Unaudited)
                                ---------     ---------   ---------
SUPPLEMENTAL CASH
 FLOW DISCLOSURES:
  Income taxes paid in cash             0              0      $      0
  Interest paid in cash               455            310      $    765

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services  272,922        417,422    $1,575,434
Common stock issued for
 payment of expenses                    0              0      $326,527
Common stock issued for equipment       0              0      $ 25,000
Common stock options issued for
 financing fees                         0              0      $276,000
Options issued for services             0              0      $801,892
Warrants issued for services            0              0      $688,771
Financing of equipment                  0         23,148       $23,148
----------------
See condensed notes to the consolidated financial statements.
[The balance of this page has been intentionally left blank.]

             F/S 10


                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2004

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

NOTE 1

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue one million shares of $0.01 par value preferred stock. The specific features of the preferred stock will be determined by the Company's board of directors. There have been no preferred shares issued as of July 31, 2004.

STOCK OPTION PLAN
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. As of July 31, 2004 there were options for 350,000 shares outstanding to officers and directors of the Company.

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

NOTE 4

The Company's private placement of common shares was completed in the second quarter of 2004. The Company issued a total of 7,436,500 shares at $1.00 per share in the six months ended April 30, 2004, and realized $6,879,850 after private placement costs of $556,650.

                             F/S 11

                    METALLINE MINING COMPANY
                  An Exploration Stage Company
           Notes to the Consolidated Financial Statements
                          July 31, 2004

NOTE 5 - Securities

Marketable Investments
The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of these securities is included in earnings during the period presented. In the nine month period ended July 31, 2004, there was no change in the per share fair market value of the securities held, however, the Company sold a portion of its securities during the period. The Company's marketable securities consist of certificates of deposit with maturity dates ranging from November 2004 to October 2005, and mutual fund accounts. These investments are not insured, and therefore, a total of $4,681,390 was at risk on July 31, 2004.


    [The balance of this page has been intentionally left blank.]

                         F/S 12
             METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               July 31, 2004

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

Date: September 13, 2004

      /s/ Merlin D. Bingham
      ------------
      President

      F/S 13

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              July 31, 2004

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

Date: September 13, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

      F/S 14

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Date: September 13, 2004
    F/S 15

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Date: September 13, 2004
   F/S 16



                     METALLINE MINING COMPANY
                   AN EXPLORATION STAGE COMPANY
                         July 31, 2004


SIGNATURES

 In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      METALLINE MINING COMPANY

     BY: /s/ Merlin Bingham
          ------------------
         Merlin Bingham, its President
         Date: September 13, 2004

     By: /s/ Wayne L. Schoonmaker
         ---------------
         Wayne Schoonmaker, its
         Principal Accounting Officer
         Date: September 13, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ Merlin Bingham          By: /s/ Daniel Gorski
         ------------------              -----------------
    Merlin Bingham                  Daniel Gorski
    Director                        Vice President/Director
    Date: September 13, 2004        Date: September 13, 2004

By: /s/ Wayne L. Schoonmaker
    ------------------------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: September 13, 2004

                           F/S 17