Form 10KSB
period 2004-10-31
METALLINE MINING CO
filed 2005-01-31
CIK 1031093

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ___________

                           FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                             OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to _________

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

Indicate by ch
eck mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 14, 2005 was $24,904,458. The number of shares of common stock outstanding at such date was 19,751,409 shares. An additional 1,996,554 were deemed outstanding at such date pursuant to presently exercisable options and warrants.

          METALLINE MINING COMPANY ANNUAL REPORT
            ON FORM 10-KSB FOR THE FISCAL YEAR
                  ENDED OCTOBER 31, 2004

                 TABLE OF CONTENTS                Page
SAFE HARBOR STATEMENT                                   (ii)
PART I
  Item 1:  Description of Business . . . . . . . . . . . . 1

  Item 2:  Risk Factors . . . . . . . . . . . . . . . . . .2

  Item 3:  Description of Properties . . . . . . . . . . . 5

  Item 4:  Legal Proceedings . . . . . . . . . . . . . . . 5

  Item 5:  Indemnification of Directors and Officers . . . 5

  Item 6:  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . 6
PART II
  Item 7:  Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . .6

  Item 8:  Recent Sale of Unregistered Securities . . . . .7

  Item 9:  Selected Financial Data . . . . . . . . . . . . 9

  Item 10:  Description of Securities . . . . . . . . . .  9

  Item 11:  Management's Discussion and Analysis of
           Financial Condition and Plan of Operations . . 10

  Item 12:  Financial Statements and Supplementary Data . 12

  Item 13:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . 12
PART III
  Item 14:  Directors and Executive Officers
           of the Registrant . . . . . . . . . . . . . . .12

  Item 15:  Executive Compensation . . . . . . . . . . . .15

  Item 16:  Security Ownership of Certain
           Beneficial Owners and Management . . . . . . . 16

  Item 17:  Certain Relationships and
           Related Transactions . . . . . . . . . . . . . 17
PART IV
  Item 18:  Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K . . . . . . 17

Index to Financials . . . . . . . . . . . . . . . . . . . 19

Signatures and Certifications. . . . . . . . . . . .  F/S 21
                (i)

            METALLINE MINING COMPANY ANNUAL REPORT
               ON FORM 10-KSB FOR THE FISCAL YEAR
                     ENDED OCTOBER 31, 2004

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

                     (ii)

              METALLINE MINING COMPANY ANNUAL REPORT
                ON FORM 10-KSB FOR THE FISCAL YEAR
                      ENDED OCTOBER 31, 2004

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

  Metalline Mining Company is an exploration stage enterprise formed under the laws of the State of Nevada, on August 20, 1993, to engage in the business of mining.

Current Operations

  The Company expects to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

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

  Vehicle access from Torreon is by 250 kilometers on paved road to Sierra Mojada. There is a well maintained, 1200 meter, gravel airstrip. The District has high voltage electric power and is served by a railroad that connects with the National Railway at Escalon and Monclova.

History

  The Sierra Mojada Property has produced in excess of 10 million tons of high-grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per ton that was shipped directly to the smelter. The district has never had a mill to concentrate ore. All of the mining was done selectively for ore of sufficient grade to direct ship; mill grade ore was not mined. More than 50 kilometers of underground workings are spread through the 5-kilometer by 2-kilometer area from which more than 45 mines have produced ore. The deepest workings have ore grade mineralization and provide some of the best targets for reserve development. In spite of the amount of historic work, when a map of all of the historic workings is viewed there is much more unexplored area in the 5 by 2 kilometer area than has been explored and the vertical extent greater than 200 meters is totally unexplored.

  The sediments are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The mines are dry and the rocks are competent, the ore thickness and attitude is amenable to high volume mechanized mining methods and low cost production.

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

                          Page 1

Exploration and Development.

  On the 15th of November 2001, Metalline Mining Company and its Mexican Subsidiary Minera Metalin, S.A. de C.V. signed an Agreement with Minas Penoles, S.A. de C.V. and Compania Minera La Parrena, S.A. de C.V. The Agreement allowed Minas Penoles to earn a 60% interest in the Sierra Mojada project by completing a feasibility study over an "Earn in Period" of not more than 5 years. Penoles and Metalline, by mutual agreement of the parties, have terminated that agreement as of November 15, 2003.

  Since November 15, 2003 Metalline has been the operator of the project. Metalline is conducting a reserve definition diamond drill program at Sierra Mojada. The drill program was initiated in January and through December 2004 25,143 meters were completed.

  Reserva International, a company that specializes in ore reserve evaluation, has been retained to conduct a block model evaluation of the Sierra Mojada data with the objective of determining the size and grade of the deposit.

  In a news release dated September 13, 2004 Metalline released the results of the first block model evaluation of the data for the Iron Oxide (Red Zinc) Manto, 22.6 million metric tons grading 8.11% zinc using a cut off grade of 5%.

  All data generated after the above work and through November 9, 2004 has been added to the GEMCOM database and a second block model evaluation is in progress. The results of which will be announced when completed. The block model evaluation will be periodically updated as additional results are received.

  Green Team International (GTI), Johannesburg, S. Africa has been retained to do a feasibility study on the project. The feasibility study will address metallurgy, mine plan, extraction method and economic evaluation studies.

  GTI is the firm that conducted the feasibility studies on the Skorpion Mine for Reunion Ltd. and Anglo American. GTI designed, supervised the construction, and operated the Skorpion mine and extraction plant through initial production and until turning operation over to Skorpion Zinc an Anglo American company. The Skorpion Mine is the first mine in the world to use the solvent extraction electrowinning process for extracting SHG grade zinc from oxide zinc ore.

  Metalline's objectives are to complete the definition of a body of mineralization containing sufficient zinc metal to justify a mine and extraction plant. Based on this body of mineralization a feasibility study will be completed for a mine and zinc solvent extraction electrowinning plant at Sierra Mojada.

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

  2. NO COMMERCIALLY MINEABLE ORE BODY.
No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. See "Business".
       Page 2

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

  9. AVAILABILITY OF WATER SHORTAGES OF SUPPLIES AND MATERIALS. Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Any water that may be found will be subject to acquisition pursuant to appropriate governing laws. The Company has definitely not determined the availability of water at Sierra Mojada, except to note that adequate water supplies are generally developed by drilling, but has not determined the cost of acquisition. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and
     Page 3

evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.

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

  12. NEED FOR ADDITIONAL KEY PERSONNEL.
At the present, the Company employs five full-time and one part-time employee. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

  17. PUBLIC MARKET FOR SECURITIES.
At present, the Company's common stock is traded under the symbol MMGG on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This market is a thinly traded market and lacks the liquidity of other public markets with which some investors may have more experience.
       Page 4

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

  In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.
          Page 5
  The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.

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

PART II

ITEM 7. MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER
MATTERS.

  The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "MMGG". The Company's shares began trading November 19, 1996. Summary trading by quarter for 2004, 2003, and 2002 are as follows:

Fiscal Quarter         High Bid<F1>           Low Bid<F1>
---------              ---------              --------
2001
   Fourth Quarter             2.10              1.57
   Third Quarter              3.25              1.64
   Second Quarter             2.45              1.75
   First Quarter              3.21              1.60

2003
   Fourth Quarter             2.00              1.18
   Third Quarter              1.35              1.10
   Second Quarter             1.40              1.01
   First Quarter              1.45              1.20

2002
   Fourth Quarter             1.60              0.90
   Third Quarter              2.10              1.15
   Second Quarter             1.94              0.75
   First Quarter              2.75              0.80

<F1> These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

  As of October 31, 2004, the Company has approximately 300 holders of record of its Common Stock.

  The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.
               Page 6

ITEM 8.	RECENT SALES OF UNREGISTERED SECURITIES.

  The Company has 19,751,409 shares of Common Stock issued and outstanding as of October 31, 2004. Of the total shares of the Company's Common Stock outstanding, 5,333,212 shares are freely tradable and 14,418,197 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

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

  In March 1997, the Company completed an issuance of Common Stock resulting in net proceeds of $17,500. The foregoing shares were issued pursuant to Section 4(2) of the Act.
           Page 7

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

  During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares (without warrants) at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share (see Note 11). Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation for officers.
              Page 8

During the year ended October 31, 2004, the Company issued a total of 7,580,150 shares of common stock to accredited investors for cash at $1.00 per share, realizing $6,881,287 after private placement costs of $698,863. Additionally, 141,286 shares of common stock valued at an aggregate of $155,214 were issued for services and 120,655 shares of common stock valued at an aggregate of $152,271 were issued as compensation to officers. These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by section 4(2) and Rule 506 of Regulation D under the Securities Act.

ITEM 9. SELECTED FINANCIAL DATA.

  The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 11 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected financial data for the two years ended October 31, 2004 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Williams & Webster P.S., Spokane, Washington.

  The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

                    Selected Financial Data

                                             2004             2003
                                             ----             ----
Summary of Balance Sheets:

Working capital                        $2,551,383         $615,544
Current assets                          2,758,268          754,395
Total assets                            7,659,878        5,390,304
Current liabilities                       206,885          138,851
Long-term obligation                       11,574                0
Total liabilities                         218,459          138,851
Stockholder's equity                    7,441,419        5,251,453

Summary of Statements of Operations:

Revenues                                        0                0
Net loss <F1>                          (5,036,805)      (1,107,228)
Net loss per share                          (0.30)           (0.10)
----

<F1> Cumulative losses for period from inception (Nov. 8, 1993)
through October 31, 2004 were $13,319,638.

ITEM 10.  DESCRIPTION OF SECURITIES.

Common Stock

  The authorized Common Stock of the Company consists of 50,000,000 shares of $0.01 par value Common Stock. As of October 31, 2004,
19,751,409 shares are issued and outstanding of which 5,333,212 are freely tradable.

  In general, under Reg.144, an affiliate of the Company (officers, directors, and owners of more than ten percent (10%) of the outstanding shares of Common Stock are affiliates of the Company) may sell in ordinary market transactions through a broker or with a market maker, within any three (3) month period a number of shares, which does not exceed the greater of one percent (1%) of the number of outstanding shares of Common Stock or the average of the weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Sales under Reg.144 require the filing of Form 144 with the Securities and Exchange Commission. If the shares of Common Stock have been held for more than two (2) years by a person who is not an affiliate, there is no limitation on the manner of sale or the volume of shares that may be sold and no Form 144 is required. Sales under Reg. 144 may have a depressive effect on the market price of the Company's Common Stock.
             Page 9

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

Options and Warrants

  Currently, the Company has outstanding stock options and warrants to acquire up to 1,996,554 shares of common stock at exercise prices ranging from $0.75 to $5.00 per share. Each option or warrant permits the holder thereof to acquire one share of common stock. The options and warrant expiration periods range from November 1, 2004 to March 1, 2010.

Transfer Agent

  The transfer agent for the Company's Common Stock is OTC Stock
Transfer Inc., 231 East 2100 South, Salt Lake City, Utah 84115.

ITEM 11.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations - Inception (August 20, 1993) through October
31, 2004.

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

Liquidity and Capital Resources.

  The Company has insufficient funds to carry on operations during the next twelve months. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization, and to develop an ore reserve, and compilation of the data into a computer data base for reserve calculation.
        Page 10

  Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2004 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 2003-2004 fiscal year by its sale of 7,580,150 shares at an average price of $1.00 per share.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" (hereinafter "SFAS No.145") which updates, clarifies, and simplifies existing accounting pronouncements. FASB No.4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No.4, was rescinded as it was no longer necessary. SFAS No.14 amended FASB No.13
                 Page 11
to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management's adoption of this statement has not affected the financial position or results of operations at October 31, 2004.

ITEM 12. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company for the years ended October 31, 2004, and 2003 included elsewhere in this report have been audited by Williams & Webster, P.S., Spokane, Washington. An index to such financial statements appears at Page 21 of this report.

ITEM 13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements on accounting and financial disclosures through the date of this 10-KSB.

PART III

ITEM 14. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

  The officers and directors of the Company are as follows:

Name                       Age     Position

Merlin Bingham           71   President and Chairman of the Board of
                              Directors

Roger Kolvoord           64   Vice President-Business and
                              Member of the Board of Directors

Wayne Schoonmaker        67   Secretary & Treasurer

  All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office. Mr. Daniel Gorski resigned as a director and as vice president of operations in September 2004.

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

Roger Kolvoord   Vice President-Business and Director

  Dr. Kolvoord has been a director of the Company since August 2002 and was appointed Vice President, Business in April 2003. Dr. Kolvoord has a B.S. degree in geology from the University of Michigan, a M.S. in Mineralogy form the University of Utah, and a Ph.D. in geochemistry from the University of Texas at Austin. He worked in exploration and exploration research for Kennecott Copper Company, Ranchers Exploration and Development Corporation, and ARCO, and operated a services company providing field services to oil and gas and mining companies. He has extensive mining and energy exploration experience. He was a manager with the Boeing Company for 14 years, working mainly in program management and new business development capacities in information systems and in remote sensing and geospatial information (mapping) ventures. An Associate
                 Page 12
Technical Fellow of the Boeing Company, he returned to private consulting practice in 2000. An active member of the American Association of Petroleum Geologists, he served two terms as the Pacific Section Councilor of the Energy Minerals Division and is currently Chair of the Geospatial Information Committee. He resides in the Puget Sound region of Washington.

Wayne Schoonmaker   Secretary & Treasurer

  Mr. Schoonmaker was appointed Secretary & Treasurer of the Company in August 1997 and has held that position since that time. He is also currently Secretary & Treasurer of Hanover Gold Company, Inc. of Spokane, Washington and Secretary & Treasurer and Director of Independence Lead Mines Company of Wallace, Idaho. During the period of 1979 through 1993 Mr. Schoonmaker was employed at Asarco Incorporated as Chief Accountant at the Troy Mine and as Financial Manager of Asarco's Northwest Mining Department. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated,
                  Page 13
can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Metalline Mining Company and its subsidiary is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
             Page 14

ITEM 15. EXECUTIVE COMPENSATION.

Summary Compensation.

  The following table sets forth the compensation paid by the Company from January 1, 2000 through December 31, 2004, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.



SUMMARY COMPENSATION TABLE

                                                  Long-Term Compensation
                       Annual Compensation               Awards
Securities
Names                                   Other     Under     Restricted
Executive                               Annual   Options/   Shares or
Officer and	                            Compen-  SARs       Restricted   LTIP
Principal   Year    Salary    Bonus     sation   Granted    Share     Payouts
Position    Ended   (US$)     (US$)     (US$)    (#)        Units(US$)  (US$)
Merlin       2004   101,563        0   60,938          0          0         0
 Bingham     2003    33,854        0  135,417          0          0         0
 President   2002    48,000        0   40,625          0          0         0
             2001    72,000        0        0    100,000          0         0
             2000    72,000        0        0          0          0         0

Roger        2004   118,750        0   74,479          0          0         0
 Kolvoord    2003    33,854        0  155,729          0          0         0
 Vice        2002         0        0        0    100,000          0         0
 President   2001         0        0        0          0          0         0
             2000         0        0        0          0          0         0

Wayne        2004    20,250        0   18,563          0          0         0
 Schoonmaker 2003     8,438        0   35,438          0          0         0
 Secretary/  2002    12,000        0   10,125          0          0         0
 Treasurer   2001    18,000        0        0     50,000          0         0
             2000    18,000        0        0          0          0         0

  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

[The balance of this page has been intentionally left blank.]
              Page 15

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



Long-Term Incentive Plan Awards.

  The Company's shareholders approved a Qualified Stock Option Plan at the annual meeting of shareholders held March 1, 2001. During the year ended October 31, 2001 and October 31, 2002, options for 350,000 shares and 100,000 shares, respectively, were granted to officers and directors of the Company. There were no options granted during the year ended October 31, 2004. Options for 100,000 shares granted to Daniel E. Gorski expired upon his resignation in September 2004.

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


Name                  Number of                             % of Outstanding
of owner              Shares           Position                       Shares
----                  ----             --------                     --------
Merlin Bingham        1,233,139        President, CEO and Chairman      6.24%
                                        of the Board of Directors
Roger Kolvoord          258,453        Vice President - Business        1.31%
                                        and Member of the Board
                                        of Directors
Wayne Schoonmaker        57,928        Secretary & Treasurer            0.29%

All officers and
 directors as a       1,549,520                                         7.85%
 group (3 persons)

Britannia Holdings    3,190,500                                        16.15%
King's House
The Grange St. Peter Port Guernsey
Channel Islands

    Page 16


ITEM 17.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

  In January 1996, Carman Ridland in a private sale sold a controlling interest in the corporation to Howard Crosby. On January 12, 1996, Mr. Ridland transferred control of Cadgie Co. to Mr.
Howard Crosby and Mr. Robert Jorgensen.

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

  In April 1997, the Company issued to Royal Silver Mines, Inc., 200,000 shares of Common Stock resulting in proceeds of $70,000. The Company issued 133,800 shares of Common Stock were issued for services and
          Page 17
expenses. A total of 24,900 shares of Common Stock were issued as loan incentives (interest) for $30,000 in loans from shareholders. These shares were issued at $0.30 per share. A total of 77,600 shares of Common Stock were issued in exchange for wages during the months of January, February and March 1997 at $0.35 per share. A total of 31,300 shares of Common Stock were issued to cover expenses incurred by shareholders at $0.35 per share.

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

  During the year ended October 31, 2004, the Company issued 120,655 shares valued at $152,271 to officers of the company for services rendered.

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

REPORTS ON FORM 8-K. NONE.
           Page 18

METALLINE MINING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE
Report of Independent Certified
  Public Accountants . . . . . . . . . . . . . . . . . . . F/S 1

Financial Statements:

  Balance Sheets as of October 31, 2004
    and October 31, 2003 . . . . . . . . . . . . . . . . .  F/S 2

  Statements of Operations for the Years Ended
    October 31, 2004 and 2003, and for
    the period from inception (November 8, 1993)
    to October 31, 2004 . . . . . . . . . . . . . . . . . . F/S 3

  Statements of Changes in Stockholder's Equity
    for the period from inception (November 8, 1993)
    to October 31, 2004 . . . . . . . . . . . . . . . . . . F/S 4

  Statements of Cash Flow for the Years Ended
    October 31, 2004 and 2003, and for the
    period from inception (November 8, 1993) to
    October 31, 2004 . . . . . . . . . . . . . . . . . . .  F/S 9

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

  Signatures and Certifications. . . . . . . . . . . . . . F/S 21

  [The balance of this page has been intentionally left blank.]
                      Page 21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------

  We have audited the accompanying consolidated balance sheets of Metalline Mining Company (a Nevada corporation and an exploration stage company) as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
  We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2004 and 2003, the results of its operations, stockholders' equity and it's cash flows for the years then ended and for the period from November 8, 1993 (inception) to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
January 21, 2005
F/S 1


                         METALLINE MINING COMPANY
                      (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS

                                          October 31, 2004      October 31, 2003
                                          -------               -------
ASSETS
CURRENT ASSETS
 Cash                                          $ 1,384,030             $ 733,369
 Marketable securities                           1,250,000                     0
 Accounts receivable                                88,164                     0
 Prepaid expenses                                    2,052                   126
 Employee advances                                  34,022                20,900
	                                              ------                ------
   Total Current Assets                          2,758,268               754,395
                                                  --------               -------
MINERAL PROPERTIES                               4,334,767             4,334,767
                                                 ---------             ---------
PROPERTY AND EQUIPMENT
 Office and mining equipment,
  net of accumulated depreciation                  566,843               301,142
	                                            --------                ------
   Total Property and Equipment                    566,843               301,142
                                                   -------               -------
TOTAL ASSETS                                   $ 7,659,878           $ 5,390,304
                                                   =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                 $ 57,231             $ 110,898
 Accrued liabilities and expenses                  145,445                 7,961
 Note payable, current portion                       4,209                 4,209
                                                   -------               -------
   Total Current Liabilities                       206,885               123,068
                                                   -------                ------
LONG-TERM LIABILITIES
 Note payable, net of current portion               11,574                15,783
                                                   -------                ------
COMMITMENTS AND CONTINGENCIES                            0                     0
                                                   -------                ------
STOCKHOLDERS' EQUITY
 Prefered stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares outstanding                                  0                     0
Common stock, $0.01 par value;
  50,000,000 shares authorized,
  19,751,409 shares issued and
  11,845,055 shares issued and
  outstanding, respectively                        197,515               118,451
 Stock subscriptions receivable                          0               (38,000)
 Additional paid-in capital                     19,064,992            11,955,285
 Stock options and warrants                      1,498,550             1,498,550
 Deficit accumulated
  during exploration stage                     (13,319,638)           (8,282,833)
                                                 ---------            ----------
 Total Stockholders' Equity                      7,441,419             5,251,453
                                                 ---------             ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                          $ 7,659,878           $ 5,390,304
                                                  ========               =======
The accompanying notes are an integral part of these consolidated financial
statements.                F/S 2


                          METALLINE MINING COMPANY
                       (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended              Period from
                                            ----------------         November 8, 1993
                                     October 31,      October 31,    (Inception) to
                                     2004             2003           October 31, 2004
                                     --------         --------       ------------
REVENUES                              $      0         $     0         $       0
                                        ------          ------           -------
GENERAL AND
 ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses         633,019         575,912         2,440,513
 Office and administrative expenses    299,172          24,651           679,463
 Taxes and fees                        108,220         141,533           394,088
 Professional services                 516,015         253,419         4,038,658
 Property expenses                     233,148          66,501         1,758,046
 Depreciation                           63,045          42,833           258,393
 Exploration and research            3,374,049          74,553         3,667,202
                                       -------         -------          --------
 Total General and
  Administrative Expenses            5,226,667       1,179,402        13,236,362
                                       -------         -------           -------
LOSS FROM OPERATIONS                (5,226,667)     (1,179,402)      (13,236,362)
                                       =======        ========          ========
OTHER INCOME (EXPENSES)
 Miscellaneous ore sales,
  net of expenses                      170,217          72,091           157,174
 Interest and investment income         20,251              83            45,715
 Interest and financing expense           (606)              0          (286,165)
                                        ------           -----           -------
  Total Other Income                   189,861          72,174           (83,277)
                                       =======          ======           =======
LOSS BEFORE INCOME TAXES            (5,036,805)     (1,107,228)      (13,319,638)

INCOME TAXES                                 0               0                 0
                                         -----            ----             -----
NET LOSS                           $(5,036,805)    $(1,107,228)     $(13,319,638)
                                       =======        ========          ========
BASIC AND DILUTED LOSS
 PER COMMON SHARE                      $ (0.30)        $ (0.10)
                                         =====           =====
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 17,025,631      10,955,423
                                        ======           =====
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 3


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
-------
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
              F/S 7

                                   METALLINE MINING COMPANY
                                 (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (continued)

                                                                                             Accumulated
                                 Common Stock                       Stock       Stock        Deficit
                                 ----------------       Additional  Sub-        Options      During Ex-
                                 Number of              Paid-in     scriptions  and          ploration
                                 Shares      Amount     Capital     Receivable  Warrants     Stage        Total
                                 ----        ----       ----        -----       ----         -----        ---
Balance brought Forward            10,368,340 $103,685 $10,280,713    $   -  $1,497,967 $(7,175,605)    $4,706,760
Issuances of common stock
 as follows:
- for cash at $2.00 per share         100,000    1,000     199,000        -           -           -        200,000
- for cash at an average of
  $0.98 per share                     849,000    8,489     821,510        -           -           -        829,999
- for cash and warrants at
  $1.50 per share                       7,000       70       9,847        -         583           -         10,500
- for compensation at an
  average of $1.25 per share          391,332    3,913     487,275        -           -           -        491,188
- for services at an average
  of $1.23 per share                   91,383      941     119,320        -           -           -        120,234
- for subscriptions receivable
  at $1.00 per share                   38,000      380      37,620   (38,000)         -           -              -
Net loss for the year ended
 October 31, 2003                           -        -           -         -          -  (1,107,228)    (1,107,228)
                                         ----      ---        ----       ---        ---        ----           ----
Balance, October 31, 2003          11,845,055  118,451  11,955,285   (38,000) 1,498,550  (8,282,833)     5,251,453

Issuance of common stock
 as follows:
-	for cash at $1.00 per share,
less issuance costs
of $698,863                      7,580,150   75,802   6,805,485         -          -           -      6,881,287
-	for compensation at an
average of $1.26 per share         120,655    1,207     151,064         -          -           -        152,271
-	for services at various
prices                             141,286    1,413     153,801         -          -           -        155,214
Stock subscription received                 -        -           -    38,000          -           -         38,000
Miscellaneous corrections
 and adjustments                       64,263      643        (643)        -          -           -              -
Net loss for the year ended
 October 31, 2004                           -        -           -         -          -  (5,036,805)    (5,036,805)
                                       ------     ----       -----       ---      -----      ------         ------
Balance, October 31, 2004          19,751,409 $197,515 $19,064,992       $ - $1,498,550 $(13,319,638)   $7,441,419
                                       ======     ====       =====       ===      =====       =====          =====
The accompanying notes are an integral part of these consolidated financial statements.
           F/S 8


                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended          Period from
                                                -------------------      November 8, 1993
                                             October 31,    October 31,  (Inception) to
                                             2004           2003         October 31, 2004
                                             -----          -----        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(5,036,805)    $(1,107,228)  $(13,319,638)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                                    63,045          25,008        240,538
 Noncash expenses                                     -               -        126,864
 Payment of services from issuance of stock     155,214         120,234        966,538
 Issuance of stock for compensation             152,271         491,188        643,459
 Payment of services from issuance of options         -               -        801,892
 Payment of financing fees from the issuance
  of stock options                                    -               -        276,000
 Payment of expenses with issuance of stock           -               -        326,527
 Warrants issued for services                         -               -        688,771
(Increases) decreases in:
 Foreign property tax refund receivable               -          59,287              -
 Marketable securities                       (1,250,000)              -     (1,250,000)
 Accounts receivable                            (88,164)         62,501        (88,164)
 Prepaid expenses                                (1,926)          1,794         (2,052)
 Employee advances                              (13,122)         (7,479)       (34,022)
Increases (decreases) in:
 Accounts payable                               (53,667)           (325)        57,231
 Contracts payable                                    -           4,209          4,209
 Accrued liabilities and expenses               137,484        (169,562)       161,228
                                                  -----           -----          -----
Net cash used by operating activities        (5,935,671)       (520,373)   (10,382,795)
                                                   ----           -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                              -               -       (484,447)
 Proceeds from Investments                            -               -        484,447
 Equipment purchases                           (328,746)         (3,120)      (767,358)
 Mining property acquisitions                         -               -     (4,452,631)
                                                  -----          ------         ------
Net cash used by investing activities          (328,746)         (3,120)    (5,219,989)
                                                  -----           -----         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock          6,881,287       1,040,499     15,903,458
 Proceeds from sales of options and warrants          -               -        949,890
 Deposits for sale of stock                      38,000               -        125,500
 Proceeds from shareholder loans                      -               -         30,000
 Payment of note payable                         (4,209)              -         (4,209)
                                                  -----           -----        -------
 Net cash provided by financing activities:   6,915,078       1,040,499     17,004,639
                                                  -----           -----         ------
 Net increase (decrease)
  in cash and cash equivalents                  650,661         517,006      1,384,030
 Cash and cash equivalents
  beginning of period                           733,369         216,363              -
                                                 ------           -----         ------
 Cash and cash equivalents end of period     $1,384,030        $733,369     $1,384,030
                                                  =====            ====           ====
Table continued on next page.
The accompanying notes are an integral part of these consolidated financial statements.
        F/S 9

                        METALLINE MINING COMPANY
                     (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (continued)

                                                    Years Ended          Period from
                                                -------------------      November 8, 1993
                                             October 31,    October 31,  (Inception) to
                                             2004           2003         October 31, 2004
                                             -----          -----        -------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                              $     -         $     -        $     -
 Interest paid                                  $   606         $     -        $   606
NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services              $155,214        $611,422       $966,538
 Common stock issued for compensation          $152,271        $491,188       $643,459
 Common stock issued for payment of expenses    $     -         $     -       $326,527
 Common stock issued for equipment              $     -         $     -        $25,000
 Common stock options
  issued for financing fees                     $     -         $     -       $276,000
 Options issued for services                    $     -         $     -       $801,892
 Warrants issued for services                   $     -         $     -       $688,771
 Non cash expenses                              $     -         $     -       $126,864
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 10


                     METALLINE MINING COMPANY
                  (AN EXPLORATION STAGE COMPANY)
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004

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

The Company expects to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

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

Accounts Receivable
-------
The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and determine if an allowance for doubtful accounts becomes necessary, based on a history of past write-offs and collections and current credit conditions.

The Company has not yet established a policy regarding accruing interest on trade receivables. Accounts will be written off as un-collectible when it is determined that collection will be unlikely.

Cash and Cash Equivalents
-------
For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts, and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
    F/S 11

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)
Compensated Absences
-------
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Risk
------
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities, all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $60,616 and $40,968 at October 31, 2004 and 2003 respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained Mexican petty cash balances of $4,864 and $29,862 at October 31, 2004 and 2003, respectively. At October 31, 2004, the Company's cash balances exceeded the federally insured amount by $1,357,926.

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

During the years ended October 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share
-----
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding October 31, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. Common stock equivalents outstanding were 1,096,554 and 2,058,055 at October 31, 2004 and 2003, respectively.
    F/S 12

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)
Estimates
-----
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Costs
------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2004 and 2003 were $3,374,049 and $74,553, respectively. The exploration costs expensed during the Company's exploration stage amount to $3,667,202.

Exploration Stage Activities
-----
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially minable reserve, the Company would expect to actively prepare the site for extraction.

Fair Value of Financial Instruments
-----
The Company's financial instruments as defined by Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2004 and 2003.

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

Foreign Operations
-----
The accompanying balance sheet at October 31, 2004 contains Company assets in Mexico, including: $4,334,767 in mineral properties; $507,257 (before accumulated depreciation) of mining equipment; and $66,480 in cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Going Concern
-----
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $5,036,805 for the year ended October 31, 2004 and has an accumulated deficit of $13,319,638. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company is currently operating on the cash proceeds of a private placement offering completed in the second quarter of the year ended October 31, 2004.
          F/S 13

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)
Marketable Securities
-----
Pursuant to Statement of Financial Accounting Standards No. 115, the Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. During the year ended October 31, 2004, the Company purchased $1,250,000 in various preferred equity securities and has classified them as available-for-sale. The Company did not incur unrealized gains or losses related to its available-for-sale securities during the year ended October 31, 2004.

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

Principles of Consolidation
-----
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after elimination of the inter-company accounts and transactions. The wholly owned subsidiary of the Company is listed in Note 1.

Property and Equipment
-----
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets. See Note 3.

Provision for Taxes
-----
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No.19"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At October 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,000,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at October 31, 2004 and 2003 were as follows:

                                   October 31, 2004  October 31, 2003
                                   ----------        ----------
Net operating loss carryforward     $11,800,000       $6,800,000
                                     ==========        =========
Deferred tax asset                   4,000,000        2,300,000
Deferred tax asset
 valuation allowance                (4,000,000)      (2,300,000)

   F/S 14

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

At October 31, 2004, the Company has net operating loss carryforwards of approximately $11,800,000, which expire in the years 2008 through 2024. The Company recognized approximately $1,483,000 of losses from the issuance of stock options for services in fiscal 2004, which were not deductible for tax purposes. The change in the allowance account from October 31, 2003 to 2004 was $1,700,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

Recent Accounting Pronouncements
-----
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not have immediate material impact on the financial statements of the Company, as the Company maintains no inventory.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No.150"). SFAS No.150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the
      F/S 15

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of this Statement will not impact the financial statements of the Company.

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

Revenue Recognition Policy
-----
The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectibility of the contract price is considered probable. As of October 31, 2004, the Company has not recognized revenues.

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

NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings. The following is a summary of property, equipment, and accumulated depreciation at October 31, 2004 and 2003:

                                    October 31, 2004  October 31, 2003
                                            --------          --------
Mining equipment                           $ 507,257         $ 202,144
Building and structures                      141,061           141,061
Land non mineral                              15,839            15,839
Vehicles                                      42,068            25,301
Computer equipment                            88,787            81,922
Office Equipment                               4,183             4,183
Furniture fixtures                             8,185             8,185
                                                ----              ----
                                             807,380           478,635
Less: accumulated depreciation              (240,537)         (177,493)
                                                ----              ----
                                           $ 566,843         $ 301,142
                                                ====              ====

Depreciation expense for the years ended October 31, 2003 and 2002 was $42,833 and $35,829, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.
        F/S 16
                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

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

During August 2000, the Company made the final payment for the first year and acquired title to the Unificacion Mineros Nortenos Concession in the Sierra Mojada Project. With this transaction, the Company acquired title to all of its concessions at Sierra Mojada.

Under the terms of the above agreements, the Company was obligated to pay and in fact did pay $103,076 during the year ended October 31, 2001.

NOTE 5   LONG-TERM LIABILITIES

The Company's long-term liabilities at October 31, 2004 and 2003 are as follows:

                                                2004         2003
                                                ----         ----
Note payable to bank, due July of 2008,
 monthly principal and interest payments
 at 4.94%, collateralized by a vehicle      $ 15,783     $ 19,992

Less: Current portion                         (4,209)      (4,209)
                                               -----        -----
                                            $ 11,574     $ 15,783
                                              ======       ======

Loan maturities for each of the five years following October 31, 2004 are as follows:
  2005    $  4,111
  2006       4,319
  2007       4,537
  2008       2,816
  2009           -
             -----
          $ 15,783
            ======

NOTE 6   RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. The Company also has given $34,022 in cash advances for travel to three of its officers at October 31, 2004 under an accountable plan per IRS Regulation Section 1.62.
   F/S 17

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

NOTE 7   PREFERRED STOCK

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors. At October 31, 2004, there were no shares of preferred stock issued or outstanding.

NOTE 8  COMMON STOCK

During the year ended October 31, 2004, the Company issued 7,580,150 shares of common stock for cash consideration at $1.00 per share less issuance costs of $698,863. Officers of the Company were issued 120,655 shares at an average of $1.26 per share in payment of accrued wages. The Company also issued 141,286 shares in exchange for services received. See Note 13.

During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares (without warrants) at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share. Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation for officers.

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

In April 1997, 250,000 common stock shares were issued for cash of $87,500 and 133,800 shares of common stock were issued for services valued at $45,583. In May and June 1997, 181,600 shares of common stock were issued for $63,560 cash and 62,500 shares of common stock were issued for services valued at$21,875. In August and October 1997, 420,000 and 75,000 shares of common stock were issued for cash of $378,000 and $75,000,
   F/S 18

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

respectively. Additionally, during August 1997, 100,200 shares of common stock were issued for debt of $31,530 and 95,000 shares of common stock were issued for services valued at $95,000.

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

NOTE 9   STOCK OPTIONS

During the years ended October 31, 2004 and 2003, the Company did not grant common stock options.

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.
  [The balance of this page has been intentionally left blank.]
     F/S 19

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)
Following is a summary of the stock options during the years ending October 31, 2004 and 2003:

                                                       Weighted Average
                                            Number             Exercise
                                            Of Shares             Price
                                                -----             -----
Options outstanding at November 1, 2002         820,000          $ 1.67
Granted                                               -               -
Canceled                                              -               -
Exercised                                             -               -
                                                   ----            ----
Options outstanding at October 31, 2003         820,000          $ 1.67
Granted                                               -               -
Canceled                                       (100,000)              -
Exercised                                             -               -
                                                   ----            ----
Options outstanding at October 31, 2004         720,000           $1.60
                                                  =====            ====

On March 1, 2001, the Company's shareholders approved a qualified stock option plan (the "Plan"), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan. Summarized information about stock options outstanding and exercisable at October 31, 2004 is as follows:

             Options outstanding                   Options Exercisable
                      Weighted
                      Average      Weighted                    Weighted
                      Remaining    Average                     Average
Exercise  Number      Contractual  Exercise        Number      Exercise
Price     Outstanding Life (Years) Price	         Exercisable Price
-----        -----    -----        ----            -----       ----
$ 1.25      100,000     4.77      $1.25            100,000     $ 1.25
  1.32      320,000     1.93       1.32            320,000       1.32
  1.75      100,000     3.35       1.75            100,000       1.75
  2.15      200,000     5.33       2.15            200,000       2.15
  ---       -----       ---        ----            -----         ---
$1.25-2.15  720,000     3.47     $ 1.60            720,000     $ 1.60
=====       =====       ===        ===             =====         ===

NOTE 10   WARRANTS

The Company did not issue common stock warrants during the year ended October 31, 2004.

During the year ended October 31, 2003, the Company issued 7,000 common stock units that were made up of 7,000 shares of common stock and warrants to purchase an additional 2,333 shares of common stock. As part of the total cash purchase, the warrants were valued at $583.

During the year ended October 31, 2002, the Company issued 162,667 common stock units that were made up of 162,667 shares of common stock and warrants to purchase an additional 54,222 shares of common stock. As part of the total cash purchase, the warrants were valued at $14,640.

During the year ended October 31, 2001, the Company issued 250,000 shares of stock with 125,000 warrants attached. These warrants were valued at $3,424. Additionally 20,000 warrants were exercised for $15,000 in cash and services valued at $10,760. The Company also issued 80,000 warrants for services, which were valued at $144,791.
     F/S 20

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

At October 31, 2000, there were outstanding warrants to purchase 996,500 shares of the Company's common stock, at prices ranging from $0.75 to $2.00 per share. The warrants, which became exercisable in 1999, but have not been exercised, expire at various dates through 2005. The Company has reserved 996,500 shares for the expected exercise of these warrants. These warrants were valued at $543,980 using the method described below.

The fair value of each warrant is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of
0.3 and 0.5 and expected life of 5 to 10 years.

NOTE 11   COMMITMENTS AND CONTINGENCIES

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

Loss Contingencies
-----
In December 2002, Minera Metalin, the Company's Mexican subsidiary, was named as a co-defendant in a lawsuit filed in Mexico regarding the Company's purchase of two mining concessions. During the year ended October 31, 2003 the Company settled this suit for approximately $36,000. The Company paid approximately $13,800 at the time of settlement, with the balance payable in six equal installments of approximately $3,700. The Company has met its obligation under the settlement at October 31, 2004.

NOTE 12   JOINT VENTURE AGREEMENT

Penoles Agreement
-----
On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. ("Penoles") whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Mojada region of Coahuila, Mexico. The earn-in right was contingent upon the following: delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles purchase of up to 250,000 shares of Metalline's common stock $2.00 per share. As of October 31, 2003, Penoles had purchased 150,000 shares of common stock under this agreement. See Note 8.

During the year ended October 31, 2003, the Company received reimbursement of $151,536 from Penoles for expenses incurred by Metalline, which were applied toward an aggregate $85,712 of qualified expenditures incurred by Penoles. In November 2003, the agreement between the Company and Minas Penoles was terminated by the Company.

Northern Limited
-----
On October 7, 1999, the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. In August 2000, Rio Tinto Limited purchased North Limited for its iron ore holdings and subsequently terminated its agreement with the Company.
     F/S 21

                    METALLINE MINING COMPANY
                 (AN EXPLORATION STAGE COMPANY)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2004
                           (CONTINUED)

NOTE 12   SUBSEQUENT EVENTS

In December 2004, the Company issued 139,272 shares of its common stock at $1.00 per share to officers in payment of accrued wages.

  [The balance of this page has been intentionally left blank.]
    F/S 22

                   METALLINE MINING COMPANY
                 AN EXPLORATION STAGE COMPANY
                        OCTOBER 31, 2004

SIGNATURES

   In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              METALLINE MINING COMPANY

              BY: /s/ Merlin Bingham
                  --------
                  Merlin Bingham,
                  its President
                  Date: January 28, 2005


              By: /s/ Wayne Schoonmaker
                  ---------
                  Wayne Schoonmaker, its
                  Principal Accounting Officer
                  Date: January 28, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Merlin Bingham        By: /s/ Roger Kolvoord
    -------                       -------
    Merlin Bingham                Roger Kolvoord
    President/Director            Vice President-Business/Director
    Date: January 28, 2005        Date: January 28, 2005

By: /s/Wayne Schoonmaker
    ---------
    Wayne Schoonmaker
    Secretary/Treasurer
    Date: January 28, 2005
          F/S 23

            METALLINE MINING COMPANY
           AN EXPLORATION STAGE COMPANY
               OCTOBER 31, 2004

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

Date: January 28, 2005

      /s/ Merlin D. Bingham
      ------------
      President

          METALLINE MINING COMPANY
         AN EXPLORATION STAGE COMPANY
              OCTOBER 31, 2004

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

Date: January 28, 2005

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin D. Bingham, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: January 28, 2005

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-KSB for the period ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: January 28, 2005