Form 10QSB
period 2005-01-31
METALLINE MINING CO
filed 2005-03-17
CIK 1031093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT

For the transition period from                       to

Commission file number: 000-27667

Metalline Mining Company

(Exact name of small business issuer as specified in its charter)

Nevada	91-1766677
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1330 E. Margaret Ave.

Coeur d’Alene, ID 83815

(Address of principal executive offices)

Issuer’s telephone number, including area code: (208) 665-2002

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

There were 19,928,181 shares of the issuer’s common stock, par value $0.01, outstanding as of March 1, 2005.

METALLINE MINING COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED JANUARY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

The reviewed consolidated financial statements of Metalline Mining Company (the “Company”), for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004 incorporated by reference herein.

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 under “Risk Factors”.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Overview

The Company is an exploration stage enterprise formed under the laws of the State of Nevada on August 20, 1993, to engage in the business of mining.  The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property (the “Property”). The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. (“Minera Metalin”).

The Property consists of eight concessions totaling 7,060 hectares (17,446 acres). The Company owns title to 100% of the concessions which it acquired by purchase agreements from the previous titled owners.  The Property is located within a historical mining district known as the Sierra Mojada Mining District (the “District”).

The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately  200 kilometers south of the Big Bend of the Rio Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

The District has high voltage electric power and is accessible from Torreon by vehicle via 250 kilometers of paved road.  There is also a well maintained, 1100 meter, gravel airstrip in the District as well as rail lines connecting with the National Railway at Escalon and Monclova.

Since its discovery in 1879, the District is estimated to have produced in excess of 10 million tons of high-grade ore that graded in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per metric ton.  This estimate was compiled by the Company from available information in mining industry literature and from previous operators in the District, including A.I.M.E. Transactions Volumes, Industrias Penoles and ASARCO.  The District has never had a mill to concentrate ore, and therefore all mining conducted thus far has been limited to selectively mining ore of sufficient grade to direct ship to smelters.  For this reason, the Company believes that the mill grade ore that was not mined should still be available to be mined.  In excess of 45 mines have produced ore from the 5 kilometer by 2 kilometer area comprising the historic District.  The deepest workings have ore grade mineralization and are among the best targets for reserve development, including the vertical extent greater than 300 meters which is still is unexplored.

The sediments in the District are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal.  The mines are dry and the rocks are competent, the thickness of the mineralization and its attitude is amenable to high volume mechanized mining methods and low cost production.

The Company has been exploring the sedimentary beds of tabular, nearly horizontal bodies of rock that are known as “mantos.”  The Company is in the final stages of defining the outer boundaries of the Iron Oxide Manto located on the Property.  A diamond drill program was initiated in January 2004, and as of January 31, 2005, over 26,500 meters of diamond drill core has been completed.  The drill program will continue with two drills to refine the boundaries of mineralization of the Iron Oxide Manto and drill additional exploration holes into the Property’s Smithsonite Manto. Both of these mantos are south of the Sierra Mojada Fault and composed of oxide zinc mineralization.

In addition to the current drilling operations, the Company anticipates drilling and sampling of the Property’s Polymetallic Manto north of the Sierra Mojada Fault to further evaluate the mineralization.  Over 5,000 samples of the polymetallic mineralization were collected from the Polymetallic Manto by the Company until 1999.  These samples contained an average of 300 grams silver per metric ton (10 ounces silver per metric ton), 0.6% copper, 5.5% zinc and 2.2% lead.  Within this mineralization silver grades range from kilograms (31 ounces per kilogram) to as high as 11 kilograms over a thickness of 9 meters (3.28 feet per meter) and copper grades are as high as 4%, which indicates that the Polymetallic Manto contains very high grade silver, copper mineralization.  Work on this mineralization was put on standby in 1999 when the potential of the oxide zinc mineralization was recognized as a result of a positive feasibility study conducted for the Skorpion mine located in Namibia, Africa, by Reunion Ltd.  Now that the oxide zinc mineralization is in the feasibility study stage the Company is refocusing its attention on continued exploration of the silver and copper content of the Polymetallic Manto. However, the Company has not yet allocated financial resources to initiate such additional exploration.

A second block model of the oxide zinc mantos data has been completed by Reserva International, an independent contractor specializing in resource evaluation.  The results, using a 5% cut off grade (using grades greater than 5%) and with blocks of 5 cubic meter dimensions, estimate 17,926,988 metric tons with a grade of 8.78% zinc for the Iron Oxide Manto and estimate 5,431,050 metric tons with a grade of 12.08% zinc for the Smithsonite Manto.  In total, 2.23 million metric tons contained zinc metal.  Based on these estimates, the Company has determined that the estimated mineralization justifies a feasibility study of the Property.

Based upon the results of work completed by the Company and two mining companies that were previous joint venture partners on the Property, North Limited and Industrias Penoles, the Company is of the opinion that a resource sufficient to justify a mine and solvent extraction electrowinning plant has been defined and has therefore commissioned a feasibility study on that resource.  This study will consist of a detailed engineering and economic valuation of mineral property resources to determine the value of the mineralization on the Property.

Green Team International (“GTI”), Johannesburg, S. Africa has been retained by the Company to complete the feasibility study on the Property.  The expected cost of the feasibility study is estimated to be $5 million.  The feasibility study will address metallurgy, mine plan, extraction method and economic evaluation studies.  The feasibility study process is based on  the estimated mineralization of the Property and is intended to identify the economic parameters of mining and extracting zinc from the Property.  Parameters that will determine the feasibility of mining zinc on the Property include the percent of metal recovered from the ore during mining and processing, acid consumption during leaching, mining costs for removing the ore and preparing it for extraction, and the costs of extracting and refining the metal from the ore.  Financial analyses will then be applied to the results to determine the projected rate of return and profitability of the project.  If the results of the feasibility study are positive, the Company would then seek additional financing to raise enough capital to implement the project.

The Company’s selection of GTI was partially due to GTI’s experience conducting the feasibility study on the Skorpion mine.  GTI designed, supervised the construction, and operated the Skorpion mine and extraction plant through initial production and until the mine and plant were at 90% of capacity, at which point operation of the mine and plant was turned over to Skorpion Zinc, an Anglo American company.  The Skorpion mine is the first, and to date only, mine in the world using the solvent extraction electrowinning process for extracting Super High Grade zinc (SHG zinc is 99.995% zinc) from oxide zinc ore.  Solvent extraction electrowinning is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by most other mining operations around the world.  The Company anticipates that using solvent extraction electrowinning will enable the Company to extract zinc more efficiently and economically than its competitors.

GTI, as general contractor for the feasibility study, has retained TWP Consulting (Pty) Ltd. (“TWP”) to prepare the mine plan for the project feasibility study.  TWP is a large South African mining consulting company that works on large mining projects in South Africa and internationally, including the mine plan at the Skorpion mine.  GTI has also retained Min-Tek, a South African consulting metallurgical company, to complete the metallurgical work on the property.  Min-Tek performed the metallurgical work for the Skorpion feasibility studies.  The Company's metallurgical work has been in progress for over 3 months and additional samples, sufficient to complete the metallurgical studies, are in transit to South Africa.  GTI has also retained SRK Consulting (“SRK”) as the auditing engineering firm for the Sierra Mojada Feasibility Study. SRK is a world-wide engineering consulting company that was the auditing engineering firm for the feasibility study of the Skorpion mine.

Principals of GTI, TWP and SRK recently completed a tour of the Property, reviewed the data, conducted underground tours of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

The Company is also of the opinion that the Sierra Mojada Project has exploration potential for continued development of future reserves.  However, there is no assurance as to the quantity or quality of the undeveloped reserves and there is no assurance that the Company will be able to raise the monetary resources necessary to complete the feasibility study or to continue to explore for, develop, or retrieve any of the minerals located in the Property.

The Company has a mining operation in the Smithsonite Manto that has been shipping zinc and carbonate ore to Cameron Chemical Company for use as a micronutrient for the fertilizer industry.  During the period ended January 31, 2005, the Company realized other income from the sale of zinc carbonate ore mined on that property.  The Company has subsequently ceased mining zinc carbonate ore, but anticipates continued sales in the near future from its existing inventory of mined ore.

Results of Operations for the Period Ended January 31, 2005.

Three months ended January 31, 2005 compared to the three months ended January 31, 2004:

During the three months ended January 31, 2005, the Company realized other income of $130,771 from the sale of zinc carbonate ore from the Company’s San Salvadore mine located on the property, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $97,962.59 for the three-month period ended January 31, 2005. There were ore sales of $161,006 in the three-month period ended January, 2004. General and administrative expenses increased to $1,309,186 for the three-month period ended January 31, 2005 as compared to $377,701 for the three-month period ended January 31, 2004. The increase is primarily due to an increase in an increase in exploration expenditures of $454,268, an increase in consulting and professional services of $179,885, and an increase of $232,355 in payroll and related expenses. For the three months ended January 31, 2005, the Company experienced a loss of $1,261,409, or $0.06 per share, compared to a loss of $268,493, or $0.02 per share, during the comparable period in the previous year.

Results of Operations for the Period Ended January 31, 2004.

Three months ended January 31, 2004 compared to the three months ended January 31, 2003:

During the three months ended January 31, 2004, the Company realized other income of $191,906 from the sale of zinc carbonate ore to Cameron Chemicals, Inc. Costs associated with the sale of the ore totaled $95,202 for the three-month period ended January 31, 2004. There were ore sales of $89,568 in the three-month period ended July 31, 2003. General and administrative expenses increased to $377,701 for the three- month period ended January 31, 2004 as compared to $318,287 for the three-month period ended January 31, 2003. The increase is primarily due to an increase in payroll expenses of $28,035, an increase in professional services of $61,314, and a $9,642 increase in exploration expenditures. These increases were partially offset by a $60,667 decrease in expenses of maintaining the property. For the three months ended January 31, 2004, the Company experienced a loss of $268,493, or $0.02 per share, compared to a loss of $305,176, or $0.03 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the 2003-2004 fiscal year by selling 7,580,150 shares of its common stock at an average price of $1.00 per share, less issuance costs of $698,863.  Due to the Company’s substantial losses and mineral revenues, the Company’s independent certified public accountants included a paragraph in the Company’s 2004 financial statements relative to a going concerning uncertainty.

In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company’s plan of operation, subject to maintaining sufficient funds, calls for drilling and sampling of the Sierra Mojado Property’s Red Zinc Manto to define an ore reserve and continued exploration of the silver and copper content of the Polymetallic Manto.

Cash flows for the three months ended January 31, 2005 were as follows:

During the three-month period ended January 31, 2005, the Company’s cash position decreased to $379,067 in cash and $1,000,000 in marketable securities, primarily due to expenditures related to the drilling program being conducted by the Company on the Property.  During the three-month period, the Company used $996,313 in operating activities, principally in connection with the current drilling program.  In addition, the Company expended $7,598 for additional mining equipment.

Effect of Recently Issued Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 33, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 3.  Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to  materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2005 the Company issued 176,772 shares to officers and directors as compensation for services.  These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)           Documents which are filed as a part of this report:

1.                           Financial Statements:  The required financial statements are contained in pages F/S-1 through F/S-4 of this Form 10-QSB.

2.                           Financial Statement Schedules:  Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.                           Exhibits:  The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b)                     See (a)(3) above for all exhibits filed herewith.

(c)                      All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

METALLINE MINING COMPANY

An Exploration Stage Company

January 31, 2005

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

March 17, 2005	By:	/s/ Merlin Bingham
Date		Merlin Bingham, its President

March 17, 2005	By:	/s/ Wayne L. Schoonmaker
Date		Wayne Schoonmaker, its
Principal Financial Officer

EXHIBIT INDEX

  3.1                           Articles of Incorporation of the registrant.  Field as an exhibit to the registrant’s registration statement on Form 10-SB (Commission File No. 000-27667) and incorporated by reference herein.

  3.2                           Bylaws of registrant.  Filed as an exhibit to the registrant’s registration statement on Form 10-SB and incorporated by reference herein.

  3.3                           Articles of Amendment to the Articles of Incorporation.  Filed as an exhibit to the registrant’s registration statement on Form 10-SB and incorporated by reference herein.

  4.1         Reference is made to Exhibits 3.1, 3.2 and 3.3.

31.1         Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Principal Executive Officer

32.2         Section 1350 Certification of Principal Financial Officer

E-1

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2005

and October 31, 2004

Consolidated Statements of Operations for the three months periods ended January 31, 2005 January 31, 2004 and for
the period from inception (November 8, 1993)
to January 31, 2005

Consolidated Statements of Cash Flow for the three-month periods ended
January 31, 2005 and January 31, 2004, and for the
period from inception (November 8, 1993) to
January 31, 2005

Condensed Notes to Consolidated Financial Statements

F/S-1

METALLINE MINING COMPANY (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	January 31, 2005	October 31,
	(unaudited)	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$379,067	$1,384,030
Marketable securities	1,000,000	1,250,000
Accounts receivable	148,566	88,164
Prepaid expenses	50,370	2,052
Employee advances	39,022	34,022
Total Current Assets	1,617,024	2,758,268

MINERAL PROPERTIES	4,334,767	4,334,767

PROPERTY AND EQUIPMENT
Office and mining equipment, net of accumulated depreciation	553,292	566,843
Total Property and Equipment	553,292	566,843

TOTAL ASSETS	$6,505,083	$7,659,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,939	$57,231
Accrued liabilities and expenses	93,867	145,445
Note payable, current portion	38,974	4,209
Total Current Liabilities	137,779	206,885

LONG-TERM LIABILITIES
Note payable, net of current portion	10,522	11,574

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,928,181 and 19,751,409 shares issued and outstanding, respectively	199,283	197,515
Stock subscriptions receivable	—	—
Additional paid-in capital	19,239,997	19,064,992
Stock options and warrants	1,498,550	1,498,550
Deficit accumulated during exploration stage	(14,581,047)	(13,319,638)
Total Stockholders' Equity	6,356,782	7,441,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,505,083	$7,659,878

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S-2

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Period from November 8, 1993 (Inception) to
	January 31,	January 31,	January 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	392,411	160,056	2,832,923
Office and administrative expenses	65,561	24,904	745,024
Taxes and fees	20,083	40,918	414,171
Professional services	288,317	108,432	4,326,975
Property expenses	56,880	—	1,814,926
Depreciation	21,149	32,874	279,542
Exploration and research	464,785	10,517	4,131,987
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,309,186	377,701	14,545,548

LOSS FROM OPERATIONS	(1,309,186)	(377,701)	(14,545,548)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	32,808	96,704	189,982
Interest and investment income	15,121	12,656	60,836
Interest and financing expense	(152)	(152)	(286,317)
TOTAL OTHER INCOME	47,778	109,208	(35,499)

LOSS BEFORE INCOME TAXES	(1,261,409)	(268,493)	(14,581,047)

INCOME TAXES	—	—	—

NET LOSS	$(1,261,409)	$(268,493)	$(14,581,047)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,829,081	11,899,227

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S-3

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Period from November 8, 1993 (Inception) to
	January 31,	January 31,	January 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,261,409)	$(268,493)	$(14,581,047)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,149	10,517	279,512
Noncash expenses	—	—	126,864
Payment of services from issuance of stock	—	120,821	966,538
Issuance of stock for compensation	176,772	—	820,231
Payment of services from issuance of options	—	—	801,892
Payment of financing fees from the issuance of stock options	—	—	276,000
Payment of expenses from issuance of stock	—	—	326,527
Warrants issued for services	—	—	688,771
(Increase) decrease in:
Foreign property tax refund receivable	—	—	—
Marketable securities	250,000	—	(1,000,000)
Accounts receivable	(60,402)	(44,818)	(148,566)
Prepaid expenses	(48,318)	126	(50,370)
Employee advances	(5,000)	5,763	(39,022)
Increase (decrease) in:
Accounts payable	(52,292)	(3,183)	4,939
Contracts payable	34,765	—	38,974
Accrued liabilities and expenses	(51,578)	7,957	109,650
Net cash used by operating activities	(996,313)	(171,310)	(11,379,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(484,447)
Proceeds from investments	—	—	484,447
Equipment purchases	(7,598)	(32,756)	(792,781)
Mining property acquisitions	—	—	(4,452,631)
Net cash used by investing activities	(7,598)	(32,756)	(5,245,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	1,284,500	15,903,458
Proceeds from sales of options and warrants	—	—	949,890
Deposits for sale of stock	—	—	125,500
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	(1,052)	—	(5,262)
Net cash provided (used) by financing activities:	(1,052)	1,284,500	17,003,586
Net increase (decrease) in cash and cash equivalents	(1,004,963)	1,080,434	379,067
Cash and cash equivalents beginning of period	1,384,030	733,369	—
Cash and cash equivalents end of period	$379,067	$1,813,803	$379,067

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—	$—
Interest paid	$152	$152	$758

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$—	$120,821	$966,538
Common stock issued for compensation	$176,772	$—	$820,231
Common stock issued for payment of expenses	$—	$—	$326,527
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Options issued for services	$—	$—	$801,892
Warrants issued for services	$—	$—	$688,771
Noncash expenses	$—	$—	$126,864

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S-4

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalline Mining Company (“the Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company.  The Company’s fiscal year-end is October 31.

The Company expects to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. (“Minera Metalin”).

NOTE 2 — BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The

F/S-5

guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not impact the financial position or results of operations of the Company.

F/S-6

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the financial position or results of operations of the Company.

NOTE 4 — MARKETABLE SECURITIES

The Company’s investments in equity securities that are intended to be held for a short period are classified as trading securities.  These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities.  The change in fair value of these securities is included in earnings during the period presented.  The Company’s marketable securities consist of preferred stock held by UBS securities for the Company’s account.  These investments are not insured, and therefore, a total of $1,000,000 was at risk on January 31, 2005.

NOTE 5 — MINERAL PROPERTIES

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

After the execution of the USMX agreement, Dakota’s interest (35%) in the joint venture was sold to an entity, which subsequently defaulted on its joint venture obligations.  This action in 1998 triggered the elimination of the joint venture and resulted in the Company assuming 100% control of the Sierra Mojada concession without the need to spend $2,000,000 to vest its interest.

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

F/S-7

The Company has engaged an independent party to conduct a feasibility study of the mineral properties.  A feasibility study is a detailed engineering and economic evaluation of mineral property resources.  The study will ultimately generate the data necessary to establish the economic value of the mineral properties, the results of which could increase or decrease the current carrying value of the properties.  The Company anticipates that the study may be complete by the end of fiscal year 2005.

As of January 31, 2005, the Company is continuing to conduct a drilling project on the property to further delineate the mineral deposit.

NOTE 6 — PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at January 31, 2005 and October 31, 2004, respectively:

	January 31,	October 31,
	2005	2004
Mining equipment	$514,855	$507,257
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	42,068	42,068
Computer equipment	88,787	88,787
Office equipment	4,183	4,183
Furniture and fixtures	8,185	8,185
	814,978	807,380
Less: Accumulated depreciation	(261,686)	(240,537)
	$553,292	$566,843

NOTE 7 — CAPITAL STOCK

Preferred Stock

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock.  The specific features of the preferred stock are to be determined by the Company’s board of directors.  At January 31, 2005, there were no shares of preferred stock issued or outstanding.

Common Stock

During the year ended October 31, 2004, the Company issued 7,580,150 shares of common stock for cash consideration of $1.00 per share less issuance costs of $698,863.  The only shares issued during the three months ending January 31, 2005 were 176,772 shares issued to officers and directors as compensation for services at $1.00 per share.

F/S-8

Stock Options

On March 1, 2001, the Company’s shareholders approved a qualified stock option plan.  The number of shares eligible for issuance under the qualified plan is to be determined by the Company’s board of directors.  As of January 31, 2005, there were 720,000 options outstanding and exercisable.  Of this amount, 250,000 were granted to officers and directors of the Company.

Warrants

The Company did not issue warrants during the three months ended January 31, 2005.

F/S-9