Form 10QSB
period 2005-04-30
METALLINE MINING CO
filed 2005-06-15
CIK 1031093

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ___________

                           FORM 10-QSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED April 30, 2005
                             OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to _________

              Commission file number: 000-27667

                   METALLINE MINING COMPANY
       (Exact name of registrant as specified in its charter)

                  Nevada             91-1766677
(State or other jurisdiction      (IRS Employer Identification No.)
     of incorporation)

                      1330 E. Margaret Ave.
                     Coeur d Alene, ID 83815
                (Address of principal executive offices)

 Issuer's telephone number, including area code: (208) 665-2002

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 19,928,181 shares of the issuer's common stock, par value $0.01, outstanding as of May 1, 2005.

           METALLINE MINING COMPANY QUARTERLY REPORT
            ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                  ENDED APRIL 30, 2005

                 TABLE OF CONTENTS
                                                    Page
PART I  FINANCIAL INFORMATION

  Item 1:  Financial Statements .  . . . . . . . . . . . . 1

  Item 2:  Management s Discussion and Analysis of
           Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . 1

  Item 3:  Controls and Procedures . . . . . . . . . . . . 8

PART II  OTHER INFORMTATION

  Item 1:  Legal Proceedings . . . . . . . . . . . . . . . 8

  Item 2:  Unregistered Sales of Equity Securities
           and Use of Proceeds . . . . . . . . . . . . . . 8

  Item 3:  Defaults upon Senior Securities . . . . . . . . 8

  Item 4:  Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . .  9

  Item 5:  Other Information . . . . . . . . . . . . . . . 9

  Item 6:  Exhibits . . . . . . . . . . . . . . . . . . .  9

Signatures . . . . . . . . . . . . . . . . . . . . . . .  10

                  PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  The reviewed consolidated financial statements of Metalline Mining Company (the "Company"), for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

  The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005.

  For further information refer to the financial statements and footnotes thereto in the Company s Annual Report on Form 10-KSB for the year ended October 31, 2004 incorporated by reference herein.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANS RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-QSB, including this Management s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the Company's anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.
    Page 1

OVERVIEW
  The Company is an exploration stage enterprise formed under the laws of the State of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property (the "Property"). The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

  The Property consists of eight concessions totaling 7,108 hectares (17,563 acres). The Company owns 100% of the eight concessions that comprise the Property pursuant to purchase agreements with the previous owners. A number of prior established concessions that are not owned by the Company are located within the Property. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government.

  Ownership of a concession provides the owner with exploration and exploitation rights for minerals located within the concession, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate landowners if the Company determines that a mining operation is feasible for the Property. The Company currently anticipates that it will build mining infrastructure needed for the Project on land owned by the local Municipio. Initial communications with the Municipio officials indicate that they will be willing to negotiate the necessary agreements.

  The Property is located within a historical mining district known as the Sierra Mojada Mining District (the "District"). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

  The District has high voltage electric power and is accessible from Torreon by vehicle via 250 kilometers of paved road. There is also a well maintained, 1100 meter, gravel airstrip in the District as well as rail lines connecting with the National Railway at Escalon and Monclova.

  Over 45 mines have produced ore from more than 50 kilometers of underground workings spread throughout the 5 kilometer by 2 kilometer area comprising the historic District. The Company estimates that since its discovery in 1879, the District has produced over 10 million tons of high-grade ore with grades in excess of 30% lead, 20% zinc, 1% copper and 1 kg (31 ounces) silver per metric ton. The District has never had a mill to concentrate ore, and therefore all mining conducted thus far has been limited to selectively mining ore of sufficient grade to direct ship to smelters. The Company believes that mill grade ore that was not mined remains available for extraction. The Company anticipates exploring and potentially developing the unexplored areas of the Property.
  Page 2

  The Sierra Mojada fault runs east and west dividing the Property into two distinct mineral systems. The Company has determined that the mineralization north of the fault is composed of silver, copper, zinc and lead sulfides and the mineralization south of the fault is oxide zinc and oxide lead.

  The sediments in the District are predominantly carbonate with some sandstone and shale and the attitudes are near horizontal. The existing mines are dry and the rocks are competent, the thickness of the mineralization and its attitude is amenable to high volume mechanized mining methods and low cost production. The Company therefore believes the Property is well-suited for development of a mining operation to extract and market high grade ore and has been actively engaged in determining the viability of such an operation.

  The Company initiated its exploration of the Property by collecting and analyzing historical data from previous mining operations in the District, surveying the locations of existing mines and geological mapping and sampling of the surface and some of the existing mines. Based on the information gained from this work, the Company has been exploring the sedimentary beds of tabular, nearly horizontal bodies of rock located on the Property, which are known as "mantos." The Company initiated a diamond drill program in January 2004, and as of April 30, 2005 the Company has drilled 277 diamond drill holes totaling over 30,000 meters of diamond drill core. The Company has also completed over 10,000 meters of percussion drill and channel samples of the oxide zinc mineralization at the San Salvador, Encantada and Fronteriza mines located on the Property. These samples have been taken from a body of mineralization extending 1,500 meters in an east-west direction, 50 to 100 meters in a north-south direction, and 20 to 100 meters vertically.

  Prior mining of oxide zinc mineralization has occurred over an area stretching over 5 kilometers (3 miles) from the Oriental Mine located on the east end of the District to the Vasquez Tres Mine located in the west end of the District. Five drill holes drilled 2,000 meters west of the San Salvador Mine intersected ore grade oxide zinc mineralization that is up to 140 meters (460 feet) thick and 10 meters (33 feet) below the surface.

  The Company intends to continue the drill program to further define the boundaries of mineralization of the Iron Oxide Manto, and to further explore the manto on the Property known as the Smithsonite Manto. Both of these mantos are south of the Sierra Mojada Fault and are composed of oxide zinc mineralization. The Iron Oxide Manto, also known as the Red Zinc Manto, has been named for its high iron oxide content and red color. The Smithsonite Manto, also known as the White Zinc Manto, has been named for its smithsonite (zinc carbonate) content. The white to grey color of the Smithsonite Manto is a result of the manto mainly being composed of limestone and smithsonite.

  North of the Sierra Mojada Fault, in the western district, the Company has channel sampled the Veta Rica, Once and San Jose Mine areas. Also north of the Sierra Mojada Fault, in the eastern district, the Company has drilled and channel sampled over 5,000 samples from the polymetallic mineralization of the manto on the Property known as the Polymetallic Manto in the Encantada and Fronteriza Mines.
   Page 3

  Samples from the Polymetallic Manto have contained an average of 300 grams silver per metric ton (10 ounces silver per metric ton), 0.6% copper, 5.5% zinc and 2.2% lead. The silver grades have ranged from approximately 10 grams to 50 kilograms (31 ounces per kilogram). One drill hole intersected mineralization with grades averaging 11 kilograms over a thickness of 9 meters (3.28 feet per meter) and copper grades measure as high as 4%, which indicates that the Polymetallic Manto contains very high grade silver, copper mineralization. Work on this mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted for the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the solvent extraction electro-winning ("SXEW") process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible. Now that the Company's work on the Property's oxide zinc mineralization is in the feasibility study stage, the Company anticipates continued exploration of the silver and copper content of the Polymetallic Manto. However, the Company has not yet allocated financial resources nor established a timeline for when it expects to initiate such additional exploration.

  In 2004, the Company retained Reserva International, LLC, an independent contractor specializing in resource evaluation, to generate a block model evaluation based upon the data compiled from the Company's accumulated samples to determine the size and grade of the mineralization of the Property. The most recent block model completed by Reserva International, LLC for the Iron Oxide Manto and the Smithsonite Manto indicates that, with a 5% cut off grade (using grades greater than 5%) and blocks of 5 cubic meter dimensions, the Iron Oxide Manto contains an estimated 17.9 million metric tons with a grade of 8.78% zinc and that the Smithsonite Manto contains an estimated 5.4 million metric tons with a grade of 12.08% zinc. In total, 2.23 million metric tons contained zinc metal. Based on these estimates, as well as the result of work completed on the Property by two mining companies, North Limited and Industrias Penoles, which were previously joint venture partners with the Company, the Company has determined that the estimated mineralization justifies a feasibility study of the Property.

  Although the Company is of the opinion that a resource sufficient to justify construction of a mine and SXEW plant has been defined, the Company still must complete a feasibility study to determine whether a mining operation may be profitably conducted on the Property. This study will consist of a detailed engineering and economic valuation of the Property's resources to determine the value of the mineralization on the Property and the viability of developing a mining operation on the Property.

  The Company initiated a feasibility study on the Property in 2004, retaining Green Team Consultants International cc ("GTI"), of Johannesburg, South Africa to complete the feasibility study. It is estimated that the feasibility study will cost $5 million to complete. The feasibility study is expected to include an evaluation of the metallurgy, mine plan, and extraction method to be used on the Property as well as an economic evaluation of the Project. The feasibility study process is based on the estimated mineralization of the Property and is intended to identify the economic parameters of mining and extracting zinc from the Property. Factors that will determine the feasibility of mining zinc on the Property include the percent of metal recovered from the ore during mining and processing, acid consumption during leaching, mining costs for removing the
  Page 4
ore and preparing it for extraction, and the costs of extracting and refining the metal from the ore. The results will then be financially analyzed to determine the projected rate of return and profitability of the project. If the results of the feasibility study are positive, the Company would then seek additional financing to raise enough capital to proceed with the Project.

  The Company selected GTI, in part, due to GTI's experience conducting a feasibility study for the Skorpion Mine in Namibia, Africa. GTI designed, supervised the construction, and operated the Skorpion Mine and extraction plant through initial production and until the mine and plant were at 90% of capacity, at which point operation of the mine and plant was turned over to Skorpion Zinc, a subsidiary of Anglo American Corporation PLC. The Skorpion Mine is the first, and to date only, mine in the world using the SXEW process for extracting Super High Grade zinc (SHG zinc is 99.995% zinc) from oxide zinc ore. The SXEW process is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by most other mining operations around the world. The Company anticipates that using the SXEW process will enable the Company to extract zinc more efficiently and economically than its competitors.

  GTI, as general contractor for the feasibility study, has retained TWP Consulting (pty) Ltd. ("TWP") to prepare the mine plan as part of the feasibility study for the Project. TWP is a large South African mining consulting company that has worked on large mining projects in South Africa and internationally, including the mine plan at the Skorpion Mine.

  GTI has also retained Min-Tek, a South African consulting company specializing in mineral and metallurgical research and development, to complete the metallurgical work on the Property. Min-Tek performed the metallurgical work for the Skorpion feasibility studies. Min-Tek's metallurgical work for the Property has been in progress for over three months.

  In addition, GTI has retained SRK Consulting ("SRK") as the auditing engineering firm for the feasibility study. SRK is a world-wide engineering consulting company that was the auditing engineering firm for the feasibility study of the Skorpion Mine.

  During the six months ended April 30, 2005, principals of GTI, TWP and SRK completed a tour of the Property, reviewed data related to the Property, conducted underground tours of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

  The Company has had a mining operation in the Smithsonite Manto that has been shipping zinc carbonate ore to Cameron Chemical Company, for use as a micronutrient for the fertilizer industry. During the period ended April 30, 2005, the Company realized other income from the sale of zinc carbonate ore mined on the Property. The Company has ceased mining zinc carbonate ore, but anticipates continued sales in the near future from its existing inventory of mined ore.
  Page 5

RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2005.

  Six months ended April 30, 2005 compared to the six months ended April 30, 2004:

  During the six months ended April 30, 2005, the Company realized other income of $202,786 from the sale of zinc carbonate ore from the Company's San Salvadore mine located on the Property, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $201,427 for the six-month period ended April 30, 2005. There were ore sales of $241,334 in the six-month period ended
April 30, 2004. General and administrative expenses increased to $2,271,097 for the six-month period ended April 30, 2005 as compared to $1,191,371 for the six-month period ended April 30, 2004. The increase is primarily due to an increase in exploration expenditures of $176,892, an increase in consulting and professional services of $526,447, and an increase of $260,418 in payroll and related expenses. For the six months ended April 30, 2005, the Company experienced a loss of $2,243,748, or $0.11 per share, compared to a loss of $1,056,698, or $0.07 per share, during the comparable period in the previous year.

  Six months ended April 30, 2004 compared to the six months ended April 30, 2003:

  During the six months ended April 30, 2004, the Company realized other income of $241,334 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $134,699 for the six-month period ended April 30, 2004. There were ore sales of $200,978 in the six-month period ended April 30, 2003. General and administrative expenses increased to $1,191,371 for the six-month period ended April 30, 2004 as compared to $646,892 for the six-month period ended April 30, 2003. The increase is primarily due to an increase in office and administrative expenses of $71,126 and a $558,289 increase in exploration expenditures. These increases were partially offset by an $89,670 decrease in professional services. For the six months ended April 30, 2004, the Company experienced a loss of $1,056,689, or $0.07 per share, compared to a loss of $570,896, or $0.05 per share, during the comparable period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES.

  The Company financed its obligations during the fiscal year ended October 31, 2004 by selling 7,580,150 shares of its common stock at an average price of $1.00 per share, less issuance costs of $698,863. Due to the Company's substantial losses and mineral revenues, the Company's independent certified public accountants included a paragraph in the Company's 2004 financial statements relative to a going concerning uncertainty.

  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations. The Company's plan of operation, subject to maintaining sufficient funds, calls for drilling and sampling of the Sierra Mojado Property's Red Zinc Manto to define an ore reserve and continued exploration of the silver and copper content of the Polymetallic Manto.
     Page 6

CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2005 WERE AS FOLLOWS:

  During the six-month period ended April 30, 2005, the Company's cash position decreased by $793,824 in cash and by $650,000 in marketable securities, primarily due to expenditures related to the drilling program being conducted by the Company on the Property. During the six-month period, $600,000 in marketable securities were reclassified as cash and cash equivalents. Also during this period, the Company used $819,121 in operating activities, principally in connection with the current drilling program. In addition, the Company expended $7,598 for additional mining equipment.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153 (hereinafter "SFAS No.153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No.29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No.153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.152, which amends SFAS Statement No.66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No.67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

  In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.151, "Inventory Costs - an amendment of ARB No.43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No.43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No.151 mandates that items such as idle facility expense, excessive spoilage, double
    Page 7
freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

  The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

  There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company is not currently a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  During the six months ended April 30, 2005 the Company issued 176,772 shares to officers and directors as compensation for services. These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  NONE.
   Page 8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 The Company s annual meeting of shareholders was held on April 25, 2005. The following items were submitted to a vote of the shareholders at the meeting.

a)	Re-election of two directors to serve for terms expiring in the year
2006:

Merlin Bingham  Votes for: 10,559,178  Against: 0 Abstain: 4,100
Roger Kolvoord  Votes for: 10,559,178  Against: 0 Abstain: 4,100

b)	Ratification of appointment of Williams & Websters, P.S. as the independent public accountants for Metalline for 2005.

Votes for: 10,557,938   Against: 4,100  Abstain: 1,240

ITEM 5. OTHER INFORMATION.

  NONE.

ITEM 6. EXHIBITS.

(a) Documents which are filed as part of this report:

1. FINANCIAL STATEMENTS: The required financial statements are contained in pages F.S-1 through F/S-11 of this Form 10-QSB.

2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statemens.

3. EXHIBITS: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b) See (a)(3) above for all exhibits filed herewith.

(c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.
   Page 9

                   METALLINE MINING COMPANY
                 AN EXPLORATION STAGE COMPANY
                       APRIL 30, 2005

                         SIGNATURES

   In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              METALLINE MINING COMPANY

  June 13, 2005            BY: /s/ Merlin Bingham
  ------                       --------
  Date                         Merlin Bingham,
                               its President

  June 13, 2005            By: /s/ Wayne Schoonmaker
  -----                        ---------
  Date                         Wayne Schoonmaker, its
                                Principal Accounting Officer
  Page 10

               EXHIBITS INDEX

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

4.1  Reference is made to Exhibits 3.1, 3.2, and 3.3.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1  Certification of Principal Executive Officer pursuant to 18 U.S.C.
Section 1350. Furnished herewith.

32.2  Certification of Principal Financial Officer pursuant to 18 U.S.C.
Section 1350. Furnished herewith.
      Page E 1

                   EXHIBIT 31.1
            METALLINE MINING COMPANY
   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Merlin D. Bingham, certify that:

1. I have reviewed this annual report on Form 10-QSB of Metalline Mining
Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date: June 13, 2005

      /s/ Merlin D. Bingham
      ------------
      President
Page E 2

                   EXHIBIT 31.2
            METALLINE MINING COMPANY
   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this annual report on Form 10-QSB of Metalline Mining
Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date: June 13, 2005

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Financial Officer
Page E 3

                 EXHIBIT 32.1
          CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Merlin B. Bingham, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Merlin D. Bingham
-----------
President

Dated: June 13, 2005
Page E 4

                 EXHIBIT 32.2
          CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Metalline Mining Company (the "Company") on Form 10-QSB for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
-----------
Principal Financial Officer

Dated: June 13, 2005
Page E 5

                 METALLINE MINING COMPANY
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE
Consolidated Financial Statements:

  Consolidated Balance Sheets as of April 30, 2005
    and October 31, 2004 . . . . . . . . . . . . . . . . .  F/S 2

  Consolidated Statements of Operations for the
    three and six month periods ended April 30, 2005
    and April 30, 2004 and for the period from inception
    (November 8, 1993) to October 31, 2004 . . . . . . . .  F/S 3

  Consolidated Statements of Cash Flow for the six-month
    periods ended April 30, 2005 and April 30, 2004, and
    for the period from inception (November 8, 1993) to
    April 30, 2005 . . . . . . . . . . . . . . . . . . . .  F/S 4

  Condensed Notes to Consolidated Financial Statements . .  F/S 11

  [The balance of this page has been intentionally left blank.]
      Page F/S 1

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

                                          April 30,
                                          2005                  October 31,
                                          (unaudited)           2004
                                          -------               -------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                     $ 590,206
$1,384,030
 Marketable securities                                 0
1,250,000
 Accounts receivable                             100,296
88,164
 Prepaid expenses                                 37,192
2,052
 Employee advances                                 9,560
34,022
	                                            ------                 ---
---
   Total Current Assets                          737,254
2,758,268
                                                 -------                ----
---
MINERAL PROPERTIES                             4,334,767
4,334,767
                                                ---------             ------
---
PROPERTY AND EQUIPMENT
 Office and mining equipment,
  net of accumulated depreciation                532,143
566,843
	                                           -------                 ---
---
   Total Property and Equipment                  532,143
566,843
                                                  ------                 ---
---
TOTAL ASSETS                                 $ 5,604,164            $
7,659,878
                                                 =======
=======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $ 21,649               $
57,231
 Accrued liabilities and expenses                133,321
145,445
 Investor deposits                                35,000
0
 Other liabilities                                26,074
0
 Note payable, current portion                     4,215
4,209
                                                 -------                ----
---
   Total Current Liabilities                     220,258
206,885
                                                 -------                 ---
---
LONG-TERM LIABILITIES
 Note payable, net of current portion              9,463
11,574
                                                  ------                 ---
---
COMMITMENTS AND CONTINGENCIES                          0
0
                                                   -----                  --
---
STOCKHOLDERS' EQUITY
 Prefered stock, $0.01 par value;
  1,000,000 shares authorized,
  no shares outstanding                                0
0
Common stock, $0.01 par value;
  50,000,000 shares authorized,
  19,928,181 and 19,751,409 shares
  issued and outstanding, respectively           199,283
197,515
 Additional paid-in capital                   19,239,997
19,064,992
 Stock options and warrants                    1,498,550
1,498,550
 Deficit accumulated
  during exploration stage                   (15,563,386)
(13,319,638)
                                               ---------             -------
---
 Total Stockholders' Equity                    5,374,443
7,441,419
                                               ---------              ------
---
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                        $ 5,604,164            $
7,659,878
                                                ========
=======
The accompanying notes are an integral part of these consolidated financial
statements.                F/S 2


METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Six Months Ended
Period from
                                 ------------------       ----------------
November 8,1993
                              April 30,     April 30,    April 30,   April 30,
(Inception) to
                               2005          2004         2005        2004
April 30, 2005
                             (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)
(Unaudited)
                               ---------     ---------   ---------   ---------
---------
REVENUES                          $    0        $    0      $    0     $     0
$         0
                                  ------        ------      ------     -------
-----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and payroll expenses   180,585       152,522     572,996     312,578
3,013,508
 Office and
  administrative expenses        111,022       100,057     176,583     124,961
856,046
 Taxes and fees                   26,944        15,851      47,027      56,769
441,115
 Professional services           335,821       (11,741)    624,138      97,691
4,662,796
 Property expenses                14,655        26,833      71,535      14,618
1,829,581
 Depreciation                     21,148        14,608      42,297      25,125
300,690
 Exploration and research        271,736       526,755     736,521     559,629
4,403,723
                                  ------       -------     -------   ---------
---------
 Total General and
  Administrative Expenses        961,911       824,885   2,271,097   1,191,371
15,507,459
                                 -------       -------     -------   ---------
---------
LOSS FROM OPERATIONS            (961,911)     (824,885) (2,271,097) (1,191,371)
(15,507,459)
                                 -------       -------     -------   ---------
---------
OTHER INCOME (EXPENSES)
 Misc. and ore sales,
  net of expenses                (31,449)       37,898       1,359     134,602
158,533
 Interest and
  investment income               11,172             0      26,293         373
72,008
 Interest and
  financing expense                 (151)         (219)       (303)       (303)
(286,468)
                                 -------       -------     -------   ---------
---------
Total other income (expense)     (20,428)       37,679      27,349     134,672
(55,927)
                                 -------       -------     -------   ---------
---------
LOSS BEFORE INCOME TAXES       $(982,339)     (787,206) (2,243,748) (1,056,699)
(15,563,386)
                                  ------        ------     -------      ------
------
INCOME TAXES                           0             0           0             0
0
                                 -------       -------     -------     ---------
---------
NET LOSS                       $(982,339)     (787,206) (2,243,748) (1,056,699)
(15,563,386)
                                 =======       =======     =======     =========
=========
NET LOSS PER COMMON SHARE
  BASIC AND DILUTED            $   (0.05)    $   (0.05)  $   (0.11)  $   (0.07)
                                 =======       =======     =======     =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED           19,928,181     15,515,885  19,877,810
15,310,076
                              ==========     =========   ==========    =========

See condensed notes to the consolidated financial statements.

             F/S 3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
Period from
                                                -------------------
November 8, 1993
                                             April 30,      April 30,
(Inception) to
                                             2005           2004         April
30, 2005
                                             -----          -----        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(2,243,748)    $(1,056,698)
$(15,563,386)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                                    42,297          25,125
300,690
 Noncash expenses                                     -               -
126,834
 Payment of services from issuance of stock           -         272,922
966,538
 Issuance of stock for compensation             176,772               -
820,231
 Payment of services from issuance of options         -               -
806,101
 Payment of financing fees from the issuance
  of stock options                                    -               -
276,000
 Payment of expenses with issuance of stock           -               -
326,527
 Warrants issued for services                         -               -
688,771
(Increases) decreases in:
 Foreign property tax refund receivable               -               -
-
 Marketable securities                          650,000               -
(600,000)
 Reclassification of
  marketable securities                         600,000               -
600,000
 Accounts receivable                            (12,132)        (32,925)
(100,296)
 Prepaid expenses                               (35,582)           (238)
(37,192)
 Employee advances                               24,462          (4,912)
(9,560)
Increases (decreases) in:
 Accounts payable                               (35,583)        (78,102)
21,649
 Contracts payable                              (12,124)         43,524
133,321
 Accrued liabilities and expenses                26,074               -
26,074
                                                  -----           -----
-----
Net cash used by operating activities          (819,121)       (831,304)
(11,217,698)
                                                   ----           -----
-----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                              -               -
(484,447)
 Proceeds from Investments                            -               -
484,447
 Equipment purchases                             (7,598)       (201,082)
(792,781)
 Mining property acquisitions                         -               -
(4,436,848)
                                                  -----          ------
------
Net cash used by investing activities            (7,598)       (201,082)
(5,229,629)
                                                  -----           -----
------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock                  -       6,879,850
15,903,458
 Proceeds from sales of options and warrants          -               -
949,890
 Deposits for sale of stock                      35,000          38,000
160,500
 Proceeds from shareholder loans                      -               -
30,000
 Payment of note payable                         (2,105)              -
(6,315)
                                                  -----           -----        -
------
 Net cash provided by financing activities:      32,895       6,917,850
17,037,353
                                                  -----           -----
------
 Net increase (decrease)
  in cash and cash equivalents                 (793,824)      5,885,464
590,206
 Cash and cash equivalents
  beginning of period                         1,384,030         733,369
-
                                                 ------           -----
------
 Cash and cash equivalents end of period       $590,206      $6,618,833
$590,206
                                                  =====            ====
====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Income taxes paid                              $     -         $     -        $
-
 Interest paid                                  $   303         $   303        $
909
NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services               $     -        $272,922
$966,538
 Common stock issued for compensation          $176,772         $     -
$820,231
 Common stock issued for payment of expenses    $     -         $     -
$326,527
 Common stock issued for equipment              $     -         $     -
$40,000
 Common stock options
  issued for financing fees                     $     -         $     -
$276,000
 Options issued for services                    $     -         $     -
$806,101
 Warrants issued for services                   $     -         $     -
$688,771
 Non cash expenses                              $     -         $     -
$126,864
The accompanying notes are an integral part of these consolidated financial statements.
             F/S 4


METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005

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

NOTE 2  BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.
     F/S 5

GOING CONCERN
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,243,748 for the six months ended April 30, 2005 and has an accumulated deficit of $15,563,386. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections.

NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.
     F/S 6

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

NOTE 4  MARKETABLE SECURITIES

Pursuant to Statement of Financial Accounting Standards No. 115, the Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. During the year ended October 31, 2004, the Company purchased $1,250,000 in various preferred equity securities and classified them as available-for-sale. The Company's marketable securities consist of preferred stock held by UBS securities for the Company's account. These investments are not insured, and therefore, a total of $600,000 was at risk on April 30, 2005.

The Company's preferred securities investment account is highly liquid in nature. Accordingly, during the quarter ended April 30, 2005, the Company reclassified its marketable securities balance to cash and cash equivalents.

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

After the execution of the USMX agreement, Dakota's interest (35%) in the joint venture was sold to an entity, which subsequently defaulted on its joint venture obligations. This action in 1998 triggered the elimination of the joint venture and resulted in the Company assuming 100% control of the Sierra Mojada concession without the need to spend $2,000,000 to vest its interest.
   F/S 7

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

As of April 30, 2005, the Company is continuing to conduct a drilling project on the property to further delineate the mineral deposit

NOTE 6  PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2005 and October 31, 2004, respectively:

                                      April 30, 2005    April 30, 2004
                                            --------          --------
Mining equipment                           $ 514,855         $ 507,257
Building and structures                      141,061           141,061
Land non mineral                              15,839            15,839
Vehicles                                      42,068            42,068
Computer equipment                            88,787            88,787
Office Equipment                               4,183             4,183
Furniture fixtures                             8,185             8,185
                                                ----              ----
                                             814,978           807,380
Less: accumulated depreciation              (282,835)         (240,537)
                                                ----              ----
                                           $ 532,143         $ 566,843
                                                ====              ====

   F/S 8

NOTE 7  CAPITAL STOCK

PREFERRED STOCK
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors. At April 30, 2005, there were no shares of preferred stock issued or outstanding.

COMMON STOCK
During the year ended October 31, 2004, the Company issued 7,580,150 shares of common stock for cash consideration of $1.00 per share less issuance costs of $698,863. The only shares issued during the six months ending April 30, 2005 were 176,772 shares issued to officers and directors as compensation for services at $1.00 per share.

In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares will also receive a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years.

STOCK OPTIONS
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. As of April 30, 2005, there were 720,000 options outstanding and exercisable. Of this amount, 250,000 were granted to officers and directors of the Company.

Summarized information regarding stock options outstanding and exercisable at April 30, 2005 is as follows:

             Options outstanding                   Options Exercisable
                      Weighted
                      Average      Weighted                    Weighted
                      Remaining    Average                     Average
Exercise  Number      Contractual  Exercise        Number      Exercise
Price     Outstanding Life (Years) Price	         Exercisable Price
-----        -----    -----        ----            -----       ----
$ 1.25      100,000     4.27      $1.25            100,000     $ 1.25
  1.32      320,000     1.43       1.32            320,000       1.32
  1.75      100,000     2.86       1.75            100,000       1.75
  2.15      200,000     4.84       2.15            200,000       2.15
  ---       -----       ---        ----            -----         ---
$1.25-2.15  720,000     2.97     $ 1.60            720,000     $ 1.60
=====       =====       ===        ===             =====         ===

    F/S 9

WARRANTS
The Company did not issue warrants during the six months ended April
30, 2005.

NOTE 8  FINANCIAL STATEMENT RECLASSIFICATION

For the period ended April 30, 2005, the Company reclassified various balance sheet and cash flow statement balances. These reclassifications did not effect the statement of operations for the periods presented. See Note 4.

NOTE 9  INCOME TAXES

At April 30, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,780,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at April 30, 2005 and October 31, 2004 are as follows:

                                  April 30,      October 31,
                                  2005           2004
                                  -------        --------
Net operating loss carryforward   $14,070,000    $11,800,000
                                      =======        =======
Deferred tax asset                $ 4,780,000    $ 4,000,000
Deferred tax asset valuation
 Allowance                        $(4,780,000)   $(4,000,000)

At April 30, 2005, the Company has net operating loss carryforwards of approximately $14,070,000, which expire in the years 2008 through 2025. The Company has recognized approximately $1,483,000 of losses from the issuance of stock options and warrants for services through fiscal 2004, which were not deductible for tax purposes. The change in the allowance account from October 31, 2004 to April 30, 2005 was $780,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.
       F/S 10