Form 10KSB/A
period 2004-10-31
METALLINE MINING CO
filed 2005-09-15
CIK 1031093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-27667

Metalline Mining Company

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1330 E. Margaret Ave.

Coeur d’Alene, ID 83815

(Address of principal executive offices)

Registrant’s telephone number, including area code: (208) 665-2002

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock	The OTC-Bulletin Board

Title of each class

Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 14, 2005 was $24,904,458. The number of shares of common stock outstanding at such date was 19,751,409 shares. An additional 1,996,554 were deemed outstanding at such date pursuant to presently exercisable options and warrants.

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.  This Form 10-KSB/A is filed with the Securities and Exchange Commission solely for the purpose of restating our financial statements to correct certain descriptive errors and to add Exhibits 31.1, 31.2, 32.1, and 32.2.  This Form 10-KSB/A does not otherwise change or update the disclosures set forth in the Form 10-KSB as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-KSB.

METALLINE MINING COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED OCTOBER 31, 2004

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS		(ii)

PART II
Item 7:	Financial Statements	1

PART III
Item 13:	Exhibits	2

Signatures		3

Index to Financial Statements		F/S-1

Index to Exhibits		E-1

(i)

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 under “Risk Factors.”  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

[The balance of this page has been intentionally left blank.]

(ii)

PART II

ITEM 7.  FINANCIAL STATEMENTS.

The required financial statements, as amended, are contained in pages F/S-1 through F/S-24 of this Form 10-KSB/A.

1

PART III

ITEM 13. EXHIBITS.

Item 13 is amended to add the following exhibits.

EXHIBIT NO.

EXHIBIT

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

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

BY:	/s/ Merlin Bingham
Merlin Bingham,
President
Date: September 15, 2005

By:	/s/ Wayne Schoonmaker,
Wayne Schoonmaker,
Principal Accounting Officer
Date: September 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ Merlin Bingham

By:

/s/ Roger Kolvoord

	Merlin Bingham		Roger Kolvoord
	President/Director		Vice President-Business/Director
	Date: September 15, 2005		Date: September 15, 2005

By:	/s/ Wayne Schoonmaker	By:	/s/ Wesley Pomeroy
	Wayne Schoonmaker		Wesley Pomeroy
	Secretary/Treasurer		Director
	Date: September 15, 2005		Date: September 15, 2005

3

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Certified Public Accountants	F/S-2

Financial Statements:

Balance Sheets as of October 31, 2004 and October 31, 2003
F/S-3

Statements of Operations for the Years Ended October 31, 2004 and 2003, and for the period from inception (November 8, 1993) to October 31, 2004	F/S-4

Statements of Changes in Stockholder’s Equity for the period from inception (November 8, 1993) to October 31, 2004	F/S-5

Statements of Cash Flow for the Years Ended October 31, 2004 and 2003, and for the period from inception (November 8, 1993) to October 31, 2004	F/S-8

Notes to Financial Statements	F/S-9

[The balance of this page has been intentionally left blank.]

F/S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Metalline Mining Company

Coeur d’Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (a Nevada corporation and an exploration stage company) as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2004 and 2003, the results of its operations, stockholders’ equity and it’s cash flows for the years then ended and for the period from November 8, 1993 (inception) to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

January 21, 2005

F/S-2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2004	October 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,384,030	$733,369
Marketable securities	1,250,000	—
Accounts receivable	88,164	—
Prepaid expenses	2,052	126
Employee advances	34,022	20,900
Total Current Assets	2,758,268	754,395

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda 1	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

PROPERTY AND EQUIPMENT
Office and mining equipment, net of accumulated depreciation	566,843	301,142
Total Property and Equipment	566,843	301,142

TOTAL ASSETS	$7,659,878	$5,390,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$57,231	$110,898
Accrued liabilities and expenses	145,445	7,961
Note payable, current portion	4,209	4,209
Total Current Liabilities	206,885	123,068

LONG-TERM LIABILITIES
Note payable, net of current portion	11,574	15,783

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,751,409 and 11,845,055 shares issued and outstanding, respectively	197,515	118,451
Stock subscriptions receivable	—	(38,000)
Additional paid-in capital	19,064,992	11,955,285
Stock options and warrants	1,498,550	1,498,550
Deficit accumulated during exploration stage	(13,319,638)	(8,282,833)
Total Stockholders’ Equity	7,441,419	5,251,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,659,878	$5,390,304

The accompanying notes are an integral part of these consolidated financial statements.

F/S-3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2004	2003	2004

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	633,019	575,912	2,440,513
Office and administrative expenses	299,172	24,651	679,463
Taxes and fees	108,220	141,533	394,088
Professional services	516,015	253,419	4,038,658
Property expenses	233,148	66,501	1,758,046
Depreciation	63,045	42,833	258,393
Exploration and research	3,374,049	74,553	3,667,202
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,226,667	1,179,402	13,236,362

LOSS FROM OPERATIONS	(5,226,667)	(1,179,402)	(13,236,362)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	170,217	72,091	157,174
Interest and investment income	20,251	83	45,715
Interest and financing expense	(606)	—	(286,165)
TOTAL OTHER INCOME	189,861	72,174	(83,277)

LOSS BEFORE INCOME TAXES	(5,036,805)	(1,107,228)	(13,319,638)

INCOME TAXES	—	—	—

NET LOSS	$(5,036,805)	$(1,107,228)	$(13,319,638)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.30)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,025,631	10,955,423

The accompanying notes are an integral part of these consolidated financial statements.

F/S-4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Stock	Stock	Deficit During
	Number of		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Common stock issuance prior to inception (no value)	960,800	$9,608	$(9,608)	$—	$—	$—	$—

1:5 reverse common stock split	(768,640)	(7,686)	7,686	—	—	—	—

Net loss for the year ended October 31, 1994	—	—	—	—	—	(8,831)	(8,831)

Balances, October 31, 1994	192,160	1,922	(1,922)	—	—	(8,831)	(8,831)

3:1 common stock split	384,320	3,843	(3,843)	—	—	—	—

Net loss for the year ended October 31, 1995	—	—	—	—	—	(7,761)	(7,761)

Balances, October 31, 1995	576,480	5,765	(5,765)	—	—	(16,592)	(16,592)

Issuances of common stock as follows:
• for par value at transfer of ownership	2,000	20	—	—	—	—	20
• for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
• for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
• for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
• for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	—	(40,670)	(40,670)

Balances, October 31, 1996	3,134,339	31,344	153,485	—	—	(57,262)	127,567

Issuances of common stock as follows:
• for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
• for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
• for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows:
• 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	—	(582,919)	(582,919)

Balances, October 31, 1997	4,452,439	44,525	941,352	—	—	(640,181)	345,696

Issuances of common stock as follows:
• for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
• for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
• for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
• for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows:
• 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
• for financing fees	—	—	—	—	60,000	—	60,000
• for consulting fees	—	—	—	—	117,000	—	117,000

Warrants issued for services	—	—	—	—	488,980	(488,980)	—

Net loss for the year ended October 31, 1998	—	—	—	—	—	(906,036)	(906,036)

Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

The accompanying notes are an integral part of these consolidated financial statements.

F/S-5

						Accumulated
	Common Stock		Additional	Stock	Stock	Deficit During
	Number of		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

Issuances of common stock as follows:
• for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
• for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
• exercise of options at $0.90 per share	250,000	2,500	267,500	—	(45,000)	—	225,000
• issuance of options for financing fees	—	—	—	—	216,000	—	216,000
• expiration of options	—	—	60,000	—	(60,000)	—	—

Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	—	(1,423,045)	(1,423,045)

Balance, October 31, 1999	7,217,095	72,172	3,977,350	—	776,980	(3,458,242)	1,368,260

Stock option and warrant activity as follows:
Exercise of options at $0.86 per share	950,000	9,500	1,090,750	—	(288,000)	—	812,250
Warrants issued for services	—	—	—	—	55,000	—	55,000

Issuances of common stock as follows:
• for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
• for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
• for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	—	(882,208)	(882,208)

Balances, October 31, 2000	9,742,595	97,427	9,217,330	—	543,980	(4,340,450)	5,518,287

Stock option and warrant activity as follows:
• Warrants exercised at $0.75 per share	20,000	200	25,560	—	(10,760)	—	15,000
• Options issued for consulting fees	—	—	—	—	740,892	—	740,892
• Warrants issued for consulting fees	—	—	—	—	144,791	—	144,791

Issuances of common stock as follows:
• for cash at $2.00 per share	250,000	2,500	494,076	—	3,424	—	500,000
• for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
• for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
• for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
• for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	—	(2,069,390)	(2,069,390)

Balance, October 31, 2001	10,069,595	100,697	9,849,466	—	1,422,327	(6,409,840)	4,962,650

Issuances of common stock as follows:
• for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
• for cash and warrants at $1.50 per share	96,000	960	134,400	—	8,640	—	144,000
• for cash and warrants at $1.50 per share	66,667	667	93,333	—	6,000	—	100,000
• for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
• for compensation at $0.61 per share	—	—	—	—	61,000	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	—	(765,765)	(765,765)

Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$—	$1,497,967	$(7,175,605)	$4,706,760

The accompanying notes are an integral part of these consolidated financial statements.

F/S-6

						Accumulated
			Additional	Stock	Stock	Deficit During
	Common Stock		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$—	$1,497,967	$(7,175,605)	$4,706,760

Issuances of common stock as follows:
• for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
• for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
• for cash and warrants at $1.50 per share	7,000	70	9,847	—	583	—	10,500
• for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
• for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
• for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	—	(1,107,228)	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	11,955,285	(38,000)	1,498,550	(8,282,833)	5,251,453

Issuances of common stock as follows:
• for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,802	6,805,485	—	—	—	6,881,287
• for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
• for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—

Net loss for the year ended October 31, 2004	—	—	—	—	—	(5,036,805)	(5,036,805)
Balance, October 31, 2004	19,751,409	$197,515	$19,064,992	$—	$1,498,550	$(13,319,638)	$7,441,419

The accompanying notes are an integral part of these consolidated financial statements.

F/S-7

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,036,805)	$(1,107,228)	$(13,319,638)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	63,045	42,833	258,363
Noncash expenses	—	—	126,864
Payment of services from issuance of stock	155,214	120,234	966,538
Issuance of stock for compensation	152,271	491,188	643,459
Payment of services from issuance of options	—	—	801,892
Payment of financing fees from the issuance of stock options	—	—	276,000
Payment of expenses from issuance of stock	—	—	326,527
Warrants issued for services	—	—	688,771
(Increase) decrease in:
Foreign property tax refund receivable	—	59,287	—
Marketable securities	(1,250,000)	—	(1,250,000)
Accounts receivable	(88,164)	62,501	(88,164)
Prepaid expenses	(1,926)	1,794	(2,052)
Employee advances	(13,122)	(7,479)	(34,022)
Increase (decrease) in:
Accounts payable	(53,667)	(325)	57,231
Contracts payable	—	4,209	4,209
Accrued liabilities and expenses	137,484	(169,562)	161,228
Net cash used by operating activities	(5,935,671)	(520,373)	(10,382,795)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(484,447)
Proceeds from investments	—	—	484,447
Equipment purchases	(328,746)	(20,945)	(785,183)
Mining property acquisitions	—	—	(4,452,631)
Net cash used by investing activities	(328,746)	(3,120)	(5,237,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,881,287	1,040,499	15,903,458
Proceeds from sales of options and warrants	—	—	949,890
Deposits for sale of stock	38,000	—	125,500
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	(4,209)	—	(4,209)
Net cash provided by financing activities:	6,915,078	1,040,499	17,004,639
Net increase (decrease) in cash and cash equivalents	650,661	517,006	1,384,030
Cash and cash equivalents beginning of period	733,369	216,363	—
Cash and cash equivalents end of period	$1,384,030	$733,369	$1,384,030

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$606	$—	$606

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$155,214	$611,422	$966,538
Common stock issued for compensation	$152,271	$491,188	$643,459
Common stock issued for payment of expenses	$—	$—	$326,527
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Options issued for services	$—	$—	$801,892
Warrants issued for services	$—	$—	$688,771
Noncash expenses	$—	$—	$126,864

The accompanying notes are an integral part of these consolidated financial statements.

F/S-8

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalline Mining Company (“the Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral concessions. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc.  On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company.  The Company’s fiscal year-end is October 31.

The Company expects to engage in the business of mining. The Company currently owns concessions located in a mining region known as the Sierra Mojada District that is located in the municipality of Sierra Mojada, Coahuila, Mexico.  The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. (“Minera Metalin”).

The Company’s efforts have been concentrated in expenditures related to exploration of the concessions.  The Company has not determined whether the concessions contain ore reserves that are economically recoverable.  The ultimate realization of the Company’s investment in exploration of the concessions is dependent upon the success of future concession sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production.  The ultimate realization of the Company’s investment in exploration of the concessions cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these concessions, has been made in the accompanying financial statements.

The Company is actively seeking additional capital and management believes its concessions can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the exploration stage, as it has not realized any revenues from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

F/S-9

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable

The Company carries its accounts receivable at cost.  On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions.

The Company has not yet established a policy regarding accruing interest on trade receivables. Accounts will be written off as uncollectible when it is determined that collection will be unlikely.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences

The Company’s policy is to recognize the cost of compensated absences when actually paid to employees.  If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Risk

The Company maintains its domestic cash in two commercial depository accounts.  One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities, all of which are not insured.  The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $61,616 and $40,968 at October 31, 2004 and 2003 respectively, are denominated in pesos and are considered uninsured.  Additionally, the Company maintained Mexican petty cash balances of $4,864 and $29,862 at October 31, 2004 and 2003, respectively.  At October 31, 2004, the Company’s cash balances exceeded the federally insured amount by $1,357,926.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They

F/S-10

require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding October 31, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.  Common stock equivalents outstanding were 1,096,554 and 2,058,055 at October 31, 2004 and 2003, respectively.

Use of Estimates

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.  Exploration costs expensed during the year ended October 31, 2004 and 2003 were $3,374,049 and $74,553, respectively.  The exploration costs expensed during the Company’s exploration stage amount to $3,667,202.

F/S-11

Exploration Stage Activities

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations.  The Company is primarily engaged in the acquisition and exploration of concessions.  Should the Company locate a commercially minable reserve, the Company would expect to actively prepare the site for extraction.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2004 and 2003.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period.  Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Operations

The accompanying balance sheet at October 31, 2004 contains Company assets in Mexico, including:  $4,334,767 in concessions; $507,257 (before accumulated depreciation) of mining equipment; and $66,480 of cash.  Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

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

The Company’s management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company is currently operating on the cash proceeds of a private placement offering completed in the second quarter of the year ended October 31, 2004.

F/S-12

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

Concessions

Costs of acquiring concessions are capitalized by project area upon purchase of the associated concessions.  Costs to maintain the mineral rights and leases are expensed as incurred.  When a concession reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Concessions are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment.  Should a concession be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to concessions sold.  Capitalized costs are allocated to concessions abandoned or sold based on the proportion of concessions abandoned or sold to the concessions remaining within the project area.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after elimination of intercompany accounts and transactions.  The wholly owned subsidiary of the Company is listed in Note 1.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

F/S-13

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

The significant components of the deferred tax assets at October 31, 2004 and 2003 were as follows:

	October 31, 2004	October 31, 2003
Net operating loss carryforward	$11,800,000	$6,800,000

Deferred tax asset	$4,000,000	$2,300,000
Deferred tax asset valuation allowance	$(4,000,000)	$(2,300,000)

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

F/S-14

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

F/S-15

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

NOTE 3 – PROPERTY AND EQUIPMENT

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

	2004	2003
Mining equipment	$507,257	$202,144
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	42,068	25,301
Computer equipment	88,787	81,922
Office equipment	4,183	4,183
Furniture and fixtures	8,185	8,185
	807,380	478,635
Less: Accumulated depreciation	(240,537)	(177,493)
	$566,843	$301,142

F/S-16

Depreciation expense for the years ended October 31, 2004 and 2003 was $63,045 and $42,833, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – PROPERTIES—CONCESSIONS

Sierra Mojada Mining District Concessions

During the period of August 23, 1996 to July 18, 2000, the Company executed six separate agreements for the acquisition of eight concessions in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  Each agreement enabled the Company to explore the underlying concession in consideration for the payment of stipulated annual payments.  Each of the concession agreements included an option to purchase the concession and the annual payments were applied in full toward the contracted purchase price of the related concession.

The Company subsequently completed the purchase of the eight concessions, as follows:  Esmeralda, consisting of approximately 118 hectares, on March 20, 1997; Fortuna, consisting of approximately 14 hectares, on December 8, 1999; Sierra Mojada and Mojada 3, consisting of approximately 4,767 and 1,689 hectares, respectively, on May 30, 2000; Unificacion Mineros Nortenos and Vulcano, consisting of approximately 337 and 4 hectares, respectively, on August 30, 2000; Esmeralda I, consisting of approximately 98 hectares, on August 20, 2001; and La Blanca, consisting of approximately 34 hectares, on August 20, 2001.  The Company has recorded the concessions at acquisition cost.

All of the concessions were acquired by purchase agreements with Mexican entities and/or Mexican individuals and all of the concessions were paid for in cash.  In the acquisition of Sierra Mojada and Mojada 3 there was one purchase agreement for both concessions.  Also, in the acquisition of Unificacion Mineros Nortenos and Vulcano, there was one purchase agreement for both concessions.

Because all eight concessions are located in the Sierra Mojada Mining District and in close proximity to one another, the concessions are routinely treated as one major prospect area and are collectively referred to as the Sierra Mojada Project.  The primary work performed on the Company’s concessions has consisted of geologic mapping, sampling, and drilling.  This work has resulted in establishing the presence of mineralized material (zinc) of sufficient quantity and grade to justify in the Company’s opinion a feasibility study (which commenced in 2005, subsequent to the Company’s October 31, 2004 fiscal year end).

F/S-17

NOTE 5 – LONG-TERM LIABILITIES

The Company’s long-term liabilities at October 31, 2004 and 2003 are as follows:

	2004	2003
Note payable to bank, due July of 2008, monthly principal and interest payments at 4.94%, collateralized by a vehicle	$15,783	$19,992

Less: Current portion	(4,209)	(4,209)
	$11,574	$15,783

Loan maturities for each of the five years following October 31, 2004 are as follows:

2005	$4,111
2006	4,319
2007	4,537
2008	2,816
2009	—
$15,783

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d’Alene, Idaho from its president.  The value of the space is not considered materially significant for financial reporting purposes.  The Company also has given $34,022 in cash advances for travel to two of its officers at October 31, 2004 under an accountable plan per IRS Regulation Section 1.62.

NOTE 7 – PREFERRED STOCK

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock.  The specific features of the preferred stock are to be determined by the Company’s board of directors.  At October 31, 2004, there were no shares of preferred stock issued or outstanding.

NOTE 8 – COMMON STOCK

During the year ended October 31, 2004, the Company issued 7,580,150 shares of common stock for cash consideration at $1.00 per share less issuance costs of $698,863.  Officers of the Company were issued 120,655 shares at an average of $1.26 per share in payment of accrued

F/S-18

wages.  The Company also issued 141,286 shares in exchange for services received.  See Note 13.

During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share. Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation to officers.

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

F/S-19

In April 1997, 250,000 common stock shares were issued for cash of $87,500 and 133,800 shares of common stock were issued for services valued at $45,583.  In May and June 1997, 181,600shares of common stock were issued for $63,560 cash and 62,500 shares of common stock were issued for services valued at $21,875.  In August and October 1997, 420,000 and 75,000 shares of common stock were issued for cash of $378,000 and $75,000, respectively.  Additionally, during August 1997, 100,200 shares of common stock were issued for debt of $31,530 and 95,000 shares of common stock were issued for services valued at $95,000.

During November 1995, the Company’s directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share.  During June 1996, the Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share to Messrs. John Ryan, Merlin Bingham, and Daniel Gorski, who had formed a partnership to advance development of the mining concession located in Coahuila, Mexico.  The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions.  By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996.

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

F/S-20

to its shareholders.  One share of Cadgie Co. was exchanged for each share of Precious Metal Mines, Inc. held by holders of record as of August 31, 1993.

NOTE 9 – STOCK OPTIONS

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

Following is a summary of the Company’s stock option activity during the years ending October 31, 2004 and 2003:

	Shares	Weighted Average Exercise Price

Options outstanding at November 1, 2002	820,000	$1.67
Granted	—	—
Canceled	—	—
Exercised	—	—
Options outstanding at October 31, 2003	820,000	1.67
Granted	—	—
Canceled	(100,000)	2.15
Exercised	—	—
Options outstanding at October 31, 2004	720,000	$1.60

On March 1, 2001, the Company’s shareholders approved a qualified stock option plan (the “Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan.  Summarized information about stock options outstanding and exercisable at October 31, 2004 is as follows:

F/S-21

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	100,000	4.77	$1.25	100,000	$1.25
1.32	320,000	1.93	1.32	320,000	1.32
1.75	100,000	3.35	1.75	100,000	1.75
2.15	200,000	5.33	2.15	200,000	2.15
$1.25-2.15	720,000	3.47	$1.60	720,000	$1.60

NOTE 10 – WARRANTS

The Company did not issue common stock warrants during the year ended October 31, 2004.

During the year ended October 31, 2003, the Company issued 7,000 common stock units that consisted of 7,000 shares of common stock and warrants to purchase an additional 2,333 shares of common stock.  As part of the total cash purchase, the warrants were valued at $583.

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

At October 31, 2000, there were outstanding warrants to purchase 996,500 shares of the Company’s common stock, at prices ranging from $0.75 to $2.00 per share.  The warrants, which became exercisable in 1999, but have not been exercised, expire at various dates through 2005.  The Company has reserved 996,500 shares for the expected exercise of these warrants. These warrants were valued at $543,980 using the method described below.

The fair value of each warrant is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 0.3 and 0.5 and expected life of 5 to 10 years.

F/S-22

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities.

Loss Contingencies

In December 2002, Minera Metalin, the Company’s Mexican subsidiary, was named as a co-defendant in a lawsuit filed in Mexico regarding the Company’s purchase of two mining concessions.  During the year ended October 31, 2003 the Company settled this suit for approximately $36,000.  The Company paid approximately $13,800 at the time of settlement, with the balance payable in six equal installments of approximately $3,700.  The Company has met its obligation under the settlement at October 31, 2004.

NOTE 12 – JOINT VENTURE AGREEMENTS

Penoles Agreement

On November 15, 2001, the Company entered into an agreement with Compania Minera La Parrena S.A. de C.V. (“Penoles”) whereby Penoles may earn the right to acquire a 60% interest in certain mining concessions located in the Sierra Mojada region of Coahuila, Mexico.  The earn-in right was contingent upon the following:  delivery by Penoles within four years of a pre-feasibility study, completion by Penoles of $1,000,000 of qualified expenditures on the aforementioned mining concessions, and Penoles purchase of up to 250,000 shares of Metalline’s common stock $2.00 per share.  As of October 31, 2003, Penoles had purchased 150,000 shares of common stock under this agreement.  See Note 8.

During the year ended October 31, 2003, the Company received reimbursement of $151,536 from Penoles for expenses incurred by Metalline, which were applied toward an aggregate $85,712 of qualified expenditures incurred by Penoles. In November 2003, the agreement between the Company and Minas Penoles was terminated by the Company.

Northern Limited

On October 7, 1999, the Company announced that it entered into a five-year “earn-in” type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company’s Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital.  North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a

F/S-23

name change in 1994.  In August 2000, Rio Tinto Limited purchased North Limited for its iron ore holdings and subsequently terminated North Limited’s agreement with the Company.

NOTE 13 – SUBSEQUENT EVENTS

In December of 2004, the Company issued 139,272 shares of its common stock at $1.00 per share to officers in payment of accrued wages.

F/S-24

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

E-1