Form 10QSB
period 2005-07-31
METALLINE MINING CO
filed 2005-09-15
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 20,191,585 shares of the issuer's common stock, par value $0.01, outstanding as of September 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

METALLINE MINING COMPANY QUARTERLY REPORT
ON FORM 10-QSB FOR THE QUARTERLY PERIOD
ENDED JULY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

The reviewed consolidated financial statements of Metalline Mining Company (the "Company"), for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004 incorporated by reference herein.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the Company's anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Overview

The Company is an exploration stage enterprise formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns eight concessions located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company conducts its operations in Mexico through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V.

The eight concessions total 7,108 hectares (17,563 acres). The Company owns 100% of the eight concessions pursuant to purchase agreements with the previous owners. A number of prior established concessions that are not owned by the Company are located within the largest concession, the Sierra Mojada concession. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company currently anticipates that it will build mining infrastructure needed on land owned by the local municipality. Initial communications with the municipality officials indicate that they will be willing to negotiate the necessary agreements.

The concessions are located within a mining district known as the Sierra Mojada District (the "District"). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. See Exhibit 99.1 attached hereto and incorporated herein by reference for a map showing the location of the mine. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range. The District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada. The District is accessible from Torreon by vehicle via 250 kilometers of paved road. There is a well maintained, 1100 meter, gravel airstrip in the District as well as a railroad connecting with the National Railway at Escalon and Monclova.

Over 45 mines have produced ore from underground workings throughout the approximately five kilometer by two kilometer area that comprises the District. The Company estimates that since its discovery in 1879, the District has produced about 10 million tons of high grade ore that was shipped directly to smelters. The District has never had a mill to concentrate ore and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters. The Company believes that mill grade mineralization that was not mined remains available for extraction. The Company anticipates exploring and potentially developing the mill grade mineralization and the unexplored portions of the concessions.

The concessions contain two distinct mineral systems separated by the Sierra Mojada fault which trends east-west along the base of the range. North of the fault mineralization is composed of silver, copper, zinc, lead sulfide and oxide minerals. South of the fault the mineralization is oxide zinc and oxide lead minerals.

The sediments in the District are predominantly limestone and dolomite with some conglomerate, sandstone and shale and the bedding attitudes are near horizontal. The mines are dry and the rocks are competent. The thickness and attitude of the mineralized material is amenable to high volume mechanized mining methods and low cost production.

Mining operations are typically developed in phases. These phases include: 1) exploring to identify available mineral deposits and define a resource; 2) conducting a feasibility study to determine whether deposits may be profitably extracted; and 3) eventually developing mining operations. The Company has already conducted extensive exploration and identification of the mineralization located on the concessions. The Company has also initiated a feasibility study. If the results of the feasibility study are positive and the Company is able to secure sufficient financing, then the Company would proceed to the development stage, leading eventually to the operation of a mine on the concessions.

Thus far, the Company has spent a total of approximately $13 million during the exploration phase and continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company estimates that completion of a feasibility study will cost approximately $5 million and the Company expects that it will take approximately 12 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined.

Much of the infrastructure required for a mine, including access to roads, electricity and rail lines, is already in place due to the historical mining operations conducted in the District. Results from mapping, sampling, drilling and inspection of existing workings indicate that large mineralized resources can be developed within and adjacent to the existing workings and in unexplored stratigraphic units outside of and below the existing mine workings. The Company anticipates that it would also build additional infrastructure, including mine access, a tailings pond and an extraction plant. The Company would also enter into agreements with the landowners of the concessions' surface rights upon completion of a feasibility study and finalization of a mine plan for the Project. The Company estimates that construction of a mine and extraction plant would cost approximately $400 million and take approximately 2 to 3 years to complete.

A description of work completed in the exploration phase and initiated in the feasibility phase follows:

In 1997 the Company initiated exploration of the concessions by collecting and analyzing historical data from previous mining operations, surveying the locations of the mines, geological mapping, and sampling of the surface and some of the existing mines. Based on the information gained from this work, the Company has been exploring the tabular, nearly horizontal bodies of mineralized material located on the concessions that are known as mantos.

Exploration from 1997 to 1999 concentrated on the polymetallic copper, silver, zinc, lead mineralization north of the Sierra Mojada Fault. The Veta Rica, Once, San Jose and other mines located in the western part of the district were mapped and channel sampled. In the eastern part of the district in the Encantada and Fronteriza mines, the copper, silver, zinc, lead mineralization, known as the Polymetallic Manto, has been mapped, channel sampled and drilled.

Work on the polymetallic mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted on the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the solvent extraction electrowinning ("SXEW") process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible. Now that the Company's work on the oxide zinc mineralization is in the feasibility study stage, the Company anticipates continued exploration of the polymetallic mineral system north of the Sierra Mojada Fault. However, the Company has not yet allocated financial resources nor established a timeline for when it expects to initiate such additional exploration.

The Company initiated a diamond drill program in January 2004, and drilled over 30,000 meters in 2004 and 2005. In addition, over 9,000 meters of percussion drill and over 12,000 meters of channel samples of the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza mines has been completed by the Company and its joint venture partners. This work has defined a body of oxide zinc mineralization extending 1,500 meters in an east-west direction, 100 to 200 meters in a north-south direction, and 20 to 100 meters vertically. The Company intends to continue the drill program to further define the extent of the Iron Oxide Manto and the Smithsonite Manto.

Prior mining of oxide zinc mineralization has occurred intermittently over a distance in excess of 5 kilometers from the Oriental Mine located in the east end of the District to the Vasquez Tres Mine located in the west end of the District.

In 2004, the Company retained Reserva International, LLC, an independent contractor specializing in resource evaluation, to generate a block model evaluation based upon the data compiled from the Company's and its joint venture partner’s accumulated database to determine the size and grade of the mineralization of the Iron Oxide Manto and the Smithsonite Manto. Based on the estimates generated from the block model evaluation, the Company has determined that the estimated mineralization justifies a feasibility study of the Iron Oxide Manto.

Although the Company is of the opinion that mineralized material sufficient to justify construction of a mine, extraction plant and refinery has been defined, the Company still must complete a feasibility study to determine whether a mining operation may be profitably conducted. This study will consist of a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material to determine the viability and profitability of the potential operation.

The Company initiated the feasibility study in 2004, retaining Green Team Consultants International cc ("GTI"), of Johannesburg, South Africa. GTI was selected, in part, due to GTI's experience conducting the feasibility study for the Skorpion Mine in Namibia, Africa. GTI supervised the design, construction, and training of the Skorpion Zinc personnel and operated the mine and extraction plant through initial production and until the mine and plant were at 90% of capacity, at which point operation of the mine and plant was turned over to Skorpion Zinc, a subsidiary of Anglo American Corporation PLC.

The Skorpion Mine is the first, and to date only, mine in the world using the SXEW process for extracting zinc from oxide zinc ore and produces a refined product, Super High Grade (SHG) zinc which is 99.995% zinc. SXEW is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by essentially all other mining operations around the world. The Company anticipates that using the SXEW process will enable the Company to extract zinc more efficiently and economically than its competitors.

GTI, as general contractor for the feasibility study, has retained TWP Consulting (pty) Ltd. ("TWP") to prepare the mine plan as part of the feasibility study for the Project. TWP is a large South African mining consulting company that has worked on large mining projects in South Africa and internationally, including the mine plan at the Skorpion Mine.

GTI has also retained Min-Tek, a South African consulting company specializing in mineral and metallurgical research and development, to complete the metallurgical work. Min-Tek performed the metallurgical work for the Skorpion feasibility studies. Metallurgical test work results have been reported in Metalline’s press release dated July 12, 2005.

GTI has also retained SRK Consulting ("SRK") as the auditing engineering firm for the feasibility study. SRK is a world-wide engineering consulting company that was the auditing engineering firm for the feasibility study of the Skorpion Mine.

Principals of GTI, TWP and SRK have completed a tour and examination of Sierra Mojada, reviewed the project data, conducted underground examination of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

The Company has had a mining operation in the Smithsonite Manto that has been shipping zinc carbonate ore to Cameron Chemical Company, for use as a micronutrient for the fertilizer industry. During the period ended July 31, 2005, the Company realized other income from the sale of zinc carbonate ore. The Company has ceased mining zinc carbonate ore, but anticipates continued sales from the existing inventory of mined ore until the inventory is depleted.

The Company's facilities in Mexico include offices, residences, shops, warehouse buildings and mining equipment located at Calle Maria #1, La Esmeralda, Coahuila, Mexico. Electric power has been upgraded to 13,200 volts and lines run to the compound, the shops and the San Salvador and Encantada mines. The San Salvador and the Encantada mines have been electrified and the main levels are wired. San Salvador and Encantada head frames and hoists have been rebuilt and upgraded. In management's opinion, the Company's plant and equipment are in good condition and well maintained.

Cautionary Note to Investors

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company's concessions contain proven and probable reserves and investors may lose their entire investment in the Company.

Results of Operations for the Period Ended July 31, 2005.

Nine months ended July 31, 2005 compared to the nine months ended July 31, 2004:

During the nine months ended July 31, 2005, the Company realized other income of $235,021 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $247,372 for the nine-month period ended July 31, 2005. There were ore sales of $297,936 in the nine-month period ended July 31, 2004. General and administrative expenses decreased to $2,742,570 for the nine-month period ended July 31, 2005 as compared to $2,882,519 for the six-month period ended July 31, 2004. The decrease is primarily due to a decrease in exploration expenditures of $878,718, partially offset by an increase in consulting and professional services of $520,868, and an increase of $220,691 in payroll and related expenses. For the nine months ended July 31, 2005, the Company experienced a loss of $2,715,834, or $0.14 per share, compared to a loss of $2,723,947, or $0.16 per share, during the comparable period in the previous year.

Nine months ended July 31, 2004 compared to the nine months ended July 31, 2003:

During the nine months ended July 31, 2004, the Company realized other income of $297,936 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $170,048 for the nine-month period ended July 31, 2004. There were ore sales of $287,846 in the nine-month period ended July 31, 2003. General and administrative expenses increased to $2,882,519 for the nine-month period ended July 31, 2004 as compared to $849,472 for the nine-month period ended July 31, 2003. The increase is primarily due to an increase in office and administrative expenses of $128,518 and a $1,696,391 increase in exploration expenditures. For the nine months ended July 31, 2004, the Company experienced a loss of $2,723,947, or $0.16 per share, compared to a loss of $770,335, or $0.07 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the fiscal year ended October 31, 2004 by selling 7,580,150 shares of its common stock at an average price of $1.00 per share, less issuance costs of $698,863. During the nine months ended July 31, 2005 the Company sold 263,404 shares in private placement transactions at a price of $1.125 per share. Due to the Company's substantial losses and mineral revenues, the Company's independent certified public accountants included a paragraph in the Company's 2004 financial statements relative to a going concerning uncertainty.

In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

Cash flows for the nine months ended July 31, 2005 were as follows:

During the nine-month period ended July 31, 2005, the Company's cash position decreased by $943,190 primarily due to expenditures related to the drilling program conducted by the Company on the Company's concessions. During the nine-month period, $600,000 in marketable securities were reclassified as cash and cash equivalents. Also during this period, the Company used $1,228,764 in operating activities, principally in connection with the drilling program. In addition, the Company realized $296,329 from the sale of 263,404 shares of the Company’s common stock, and expended $7,598 for additional mining equipment.

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2005, the Company issued 176,772 shares to officers and directors as compensation for services, and sold 263,404 shares of the Company's common stock at a price of $1.125 per share. These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Documents which are filed as a part of this report:

1.	Financial Statements: The required financial statements are contained in pages F/S-1 through F/S-11 of this Form 10-QSB.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.	Exhibits: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b)	See (a)(3) above for all exhibits filed herewith.

(c)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

METALLINE MINING COMPANY
An Exploration Stage Company

July 31, 2005

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

September 15, 2005	By:	/s/ Merlin D. Bingham
Date		Merlin D. Bingham, its President

September 15, 2005	By:	/s/ Wayne L. Schoonmaker
Date		Wayne L. Schoonmaker, its
Principal Financial Officer

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2005
and October 31, 2004	F/S-2

Consolidated Statements of Operations for the three
and nine-month periods ended July 31, 2005 and
July 31, 2004 and for the period from inception
(November 8, 1993) to July 31, 2005	F/S-3

Consolidated Statements of Cash Flow for the nine-month
periods ended July 31, 2005 and July 31, 2004, and
for the period from inception (November 8, 1993)
to July 31, 2005	F/S-4

Condensed Notes to Consolidated Financial Statements	F/S-5

[The balance of this page has been intentionally left blank.]

F/S-1

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31	October 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$440,840	$1,384,030
Marketable securities	-	1,250,000
Accounts receivable	13,674	88,164
Prepaid expenses	32,945	2,052
Employee advances	9,560	34,022
Total Current Assets	497,019	2,758,268

PROPERTIES, SIERRA MOJADA CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

PROPERTY AND EQUIPMENT
Office and mining equipment, net of accumulated depreciation	511,514	566,843
Total Property and Equipment	511,514	566,843

TOTAL ASSETS	$5,343,300	$7,659,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,439	$57,231
Accrued liabilities and expenses	114,527	145,445
Other liabilities	12,022	-
Note payable, current portion	4,209	4,209
Total Current Liabilities	136,197	206,885

LONG-TERM LIABILITIES
Note payable, net of current portion	8,417	11,574

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized,
20,191,585 and 19,751,409 shares issued and outstanding, respectively	201,916	197,515
Additional paid-in capital	19,425,319	19,064,992
Stock options and warrants	1,606,923	1,498,550
Deficit accumulated during exploration stage	(16,035,472)	(13,319,638)
Total Stockholders' Equity	5,198,686	7,441,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,343,300	$7,659,878

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S-2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					November 8,
					1993
					(Inception)
	Three Months Ended		Nine Months Ended		to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	109,929	149,656	682,925	462,234	3,123,437
Office and administrative expenses	70,985	71,611	247,568	196,572	927,031
Taxes and fees	969	33,838	47,996	90,607	442,084
Professional services	141,585	147,165	765,724	244,856	4,804,381
Property expenses	44,281	131,517	115,816	146,135	1,873,862
Depreciation	20,630	18,658	62,927	43,783	321,320
Exploration and research	83,093	1,138,703	819,614	1,698,332	4,486,816
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	471,472	1,691,148	2,742,570	2,882,519	15,978,931

LOSS FROM OPERATIONS	(471,472)	(1,691,148)	(2,742,570)	(2,882,519)	(15,978,931)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	(13,710)	21,254	(12,351)	155,856	144,823
Gain on sale of equipment	10,000	-	10,000	-	10,000
Interest and investment income	3,249	2,798	29,542	3,171	75,257
Interest and financing expense	(152)	(152)	(455)	(455)	(286,621)
TOTAL OTHER INCOME	(613)	23,900	26,736	158,572	(56,541)

LOSS BEFORE INCOME TAXES	(472,085)	(1,667,248)	(2,715,834)	(2,723,947)	(16,035,472)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(472,085)	$(1,667,248)	$(2,715,834)	$(2,723,947)	$(16,035,472)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.09)	$(0.14)	$(0.16)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	20,045,873	19,542,160	19,934,446	16,720,771

See condensed notes to the consolidated financial statements.

F/S-3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Nine Months Ended		to
	July 31,	July 31,	July 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,715,834)	$(2,723,947)	$(16,035,472)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	62,927	43,783	321,290
Noncash expenses	-	-	126,864
Payment of services from issuance of stock	-	272,922	966,538
Issuance of stock for compensation	176,772	-	820,231
Payment of services from issuance of options	-	-	801,892
Payment of financing fees from the
issuance of stock options	-	-	276,000
Payment of expenses from issuance of stock	-	-	326,527
Warrants issued for services	-	-	688,771
Gain on sale of fixed assets	(10,000)	-	(10,000)
(Increase) decrease in:
Foreign property tax refund receivable	-	-	-
Marketable securities	650,000	-	(600,000)
Reclassification of marketable securities
to cash and cash equivalents	600,000	-	600,000
Accounts receivable	74,490	(57,348)	(13,674)
Prepaid expenses	(30,893)	(20)	(32,945)
Employee advances	24,462	(13,897)	(9,560)
Increase (decrease) in:
Accounts payable	(51,792)	(60,574)	5,439
Accrued liabilities and expenses	(30,918)	101,302	130,309
Other liabilities	12,022	-	16,231
Net cash used by operating activities	(1,238,764)	(2,437,779)	(11,621,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	-	(484,447)
Proceeds from investments	-	-	484,447
Proceeds from sale of fixed assets	10,000	-	10,000
Equipment purchases	(7,598)	(296,997)	(792,781)
Mining property acquisitions	-	-	(4,452,631)
Net cash used by investing activities	2,402	(296,997)	(5,235,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	296,329	6,917,850	16,325,287
Proceeds from sales of options and warrants	-	-	949,890
Proceeds from shareholder loans	-	-	30,000
Payment of note payable	(3,157)	-	(7,366)
Net cash provided (used) by financing activities:	293,172	6,917,850	17,297,811

Net increase (decrease) in cash and cash equivalents	(943,190)	4,183,074	440,840
Cash and cash equivalents beginning of period	1,384,030	733,369	-
Cash and cash equivalents end of period	$440,840	$4,916,443	$440,840

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-	$-
Interest paid	$455	$455	$1,061

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$272,922	$966,538
Common stock issued for compensation	$176,772	$-	$820,231
Common stock issued for payment of expenses	$-	$-	$326,527
Common stock issued for equipment	$-	$-	$40,000
Common stock options issued for financing fees	$-	$-	$276,000
Options issued for services	$-	$-	$801,892
Warrants issued for services	$-	$-	$688,771
Noncash expenses	$-	$-	$126,864

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S-4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

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

NOTE 2 - BASIS OF PRESENTATION

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

Operating results for the nine month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

F/S-5

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,715,834 for the nine months ended July 31, 2005 and has an accumulated deficit of $16,035,472. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that in order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

F/S-6

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

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

NOTE 4 - MARKETABLE SECURITIES

Pursuant to Statement of Financial Accounting Standards No. 115, the Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. During the year ended October 31, 2004, the Company purchased $1,250,000 in various preferred equity securities and classified them as available-for-sale. The Company’s marketable securities consisted of preferred stock held by UBS securities for the Company’s account. These investments were subsequently disposed of and the Company currently holds no marketable securities.

NOTE 5 - CONCESSIONS IN THE SIERRA MOJADA DISTRICT

Sierra Mojada Mining Concessions
During the period of August 23, 1996 to July 18, 2000, the Company executed six separate agreements for the acquisition of eight concessions in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. Each agreement enabled the Company to explore the underlying concession in consideration for the payment of stipulated annual payments. Each of the concession agreements included an option to purchase the concession and the annual payments, which were applied in full toward the contracted purchase price of the related concession.

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

F/S-7

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

All of the concessions were acquired by purchase agreements with Mexican entities and/or Mexican individuals and all of the concessions were paid for in cash. In the acquisition of Sierra Mojada and Mojada 3 there was one purchase agreement for both concessions. Also, in the acquisition of Unificacion Mineros Nortenos and Vulcano, there was one purchase agreement for both concessions.

Because all eight concessions are located in the Sierra Mojada Mining District and in close proximity to one another, the concessions are routinely treated as one major prospect area and are collectively referred to as the Sierra Mojada Project. The primary work performed on the Company’s concessions has consisted of geologic mapping, sampling, and drilling. This work has resulted in establishing the presence of mineralized material (zinc) of sufficient quantity and grade to justify in the Company’s opinion a feasibility study (which commenced in 2005, subsequent to the Company's October 31, 2004 fiscal year end).

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at July 31, 2005 and October 31, 2004, respectively:

	July 31,	October 31,
	2005	2004
Mining equipment	$514,855	$507,257
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	42,068	42,068
Computer equipment	88,787	88,787
Office equipment	4,183	4,183
Furniture and fixtures	8,185	8,185
	814,978	807,380
Less: Accumulated depreciation	(303,464)	(240,537)
	$511,514	$566,843

NOTE 7 - CAPITAL STOCK

Preferred Stock
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company’s board of directors. At July 31, 2005, there were no shares of preferred stock issued or outstanding.

F/S-8

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

Common Stock
During the nine months ended July 31, 2005 the Company issued 176,772 shares to officers and directors as compensation for services at a price of $1.00 per share.

During the nine months ended July 31, 2005 the Company issued 263,404 shares to private placement participants for total cash proceeds of $296,329.

Stock Options
On March 1, 2001, the Company’s shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company’s board of directors. As of July 31, 2005, there were 720,000 options outstanding and exercisable. Of this amount, 250,000 were granted to officers and directors of the Company.

Summarized information regarding stock options outstanding and exercisable at July 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	100,000	4.02	$1.25	100,000	$1.25
1.32	320,000	1.18	1.32	320,000	1.32
1.75	100,000	2.61	1.75	100,000	1.75
2.15	200,000	4.59	2.15	200,000	2.15
$1.25-2.15	720,000	2.72	$1.60	720,000	$1.60

Warrants
During the nine months ended July 31, 2005, the Company issued warrants to purchase an aggregate of 263,404 shares of Company common stock, exercisable at $2.00 per share. The value allocated to these warrants was $108,373.

NOTE 8 - FINANCIAL STATEMENT RECLASSIFICATION

For the period ended April 30, 2005, the Company reclassified various balance sheet and cash flow statement balances. These reclassifications did not effect the statement of operations for the periods presented.

F/S-9

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005

NOTE 9 - INCOME TAXES

At July 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,478,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at July 31, 2005 and October 31, 2004 are as follows:

	July 31,	October 31,
	2005	2004
Net operating loss carryforward	$13,171,000	$10,456,000

Deferred tax asset	$4,478,000	$3,555,000
Deferred tax asset valuation allowance	$(4,478,000)	$(3,555,000)

At July 31, 2005, the Company had net operating loss carryforwards of approximately $13,171,000, which expire in the years 2008 through 2025. The Company has recognized approximately $1,483,000 of losses from the issuance of stock options and warrants for services through fiscal 2004, which were not deductible for tax purposes. The change in the allowance account from October 31, 2004 to July 31, 2005 was $923,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

F/S-10

EXHIBIT INDEX

3.1	Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-27667) and incorporated by reference herein.

3.2	Bylaws of registrant. Filed as an exhibit to the registrant's current report on Form 8-K on September 14, 2005 and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

99.1	Sierra Mojada location map. Filed herewith.

E-1