Form 10KSB
period 2005-10-31
METALLINE MINING CO
filed 2006-01-31
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-27667

Metalline Mining Company
(Name of small business issuer in its charter)

Nevada	91-1766677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 E. Margaret Ave.
Coeur d'Alene, ID 83815
(Address of principal executive offices, Zip Code)

Issuer's telephone number: (208) 665-2002

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
State issuer's revenues for its most recent fiscal year. None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of January 4, 2006 was $16,447,793.

The number of shares of common stock outstanding as of January 4, 2006 was 20,954,585.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

METALLINE MINING COMPANY ANNUAL REPORT
ON FORM 10-KSB FOR THE FISCAL YEAR
ENDED OCTOBER 31, 2005

METALLINE MINING COMPANY ANNUAL REPORT
ON FORM 10-KSB FOR THE FISCAL YEAR
ENDED OCTOBER 31, 2005

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements regarding future events and Metalline Mining Company's (the "Company's") future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the Company's anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

-i-

METALLINE MINING COMPANY ANNUAL REPORT
ON FORM 10-KSB FOR THE FISCAL YEAR
ENDED OCTOBER 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Metalline Mining Company (the "Company") is an exploration stage enterprise, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns eight concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company's objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V. The Company currently has a total of five employees, including four full-time employees.

Mining operations are typically developed in phases. These phases include: 1) exploring to identify available mineral deposits and define a resource; 2) conducting a feasibility study to determine whether deposits may be profitably extracted; and 3) eventually developing mining operations. The Company has already conducted extensive exploration and identification of the mineralization located on the concessions that it possesses in the Sierra Mojada mining district, or the District. The Company has also initiated a feasibility study. If the results of the feasibility study are positive and the Company is able to secure sufficient financing, then the Company would proceed to the development stage, leading eventually to the operation of a mine on the concessions.

Thus far, the Company has spent a total of approximately $13 million during the exploration phase and continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs, which can vary from $20,000 to $40,000 per month. The Company estimates that completion of a feasibility study will cost approximately $5 million and the Company expects that it will take approximately 12 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined.

Much of the infrastructure required for a mine, including access to roads, electricity and rail lines, is already in place due to the historical mining operations conducted in the District. Results from mapping, sampling, drilling and inspection of existing workings indicate that large mineralized resources can be developed within and adjacent to the existing workings and in unexplored stratigraphic units outside of and below the existing mine workings. The Company anticipates that it would also build additional infrastructure, including mine access, a tailings pond and an extraction plant. The Company would also enter into agreements with the landowners of the concessions' surface rights upon completion of a feasibility study and finalization of a mine plan for the Project. The Company estimates that construction of a mine and extraction plant would cost approximately $400 million and take approximately two to three years to complete.

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

Exploration from 1997 to 1999 concentrated on the polymetallic copper, silver, zinc, lead mineralization north of the Sierra Mojada Fault. The Veta Rica, Once, San Jose and other mines located in the western part of the district were mapped and channel sampled. In the eastern part of the District in the Encantada and Fronteriza mines, copper, silver, zinc, lead mineralization has been mapped, channel sampled and drilled and is known as the Polymetallic Manto. Work on the polymetallic mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted on the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the solvent extraction electrowinning ("SXEW) process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible. Now that the Company's work on the oxide zinc mineralization is in the feasibility study stage, the Company anticipates continued exploration of the polymetallic mineral system north of the Sierra Mojada Fault. However, the Company has not yet allocated financial resources nor established a timeline for when it expects to initiate such additional exploration.

In September 1999, the Company entered into a joint venture agreement with North Ltd. of Australia. North Ltd. conducted a surface reverse circulation drill program that drilled 26 holes to explore the oxide zinc mineralization south of the Sierra Mojada Fault. North Ltd. was purchased by Rio Tinto for its iron ore holdings and in October 2000 Rio Tinto terminated the joint venture with the Company. Rio Tinto did not retain an interest in the Sierra Mojada concessions.

In November 2001, the Company entered into a joint venture agreement with Servios Industriales Penoles ("Penoles"), Mexico's second largest mining company. Penoles conducted exploration of the oxide zinc mineralization that included: channel sampling; driving raises vertically through the mineralized mantos; and surface and underground drilling. In November 2003, Penoles and the Company terminated their joint venture agreement by mutual consent. Penoles did not retain an interest in the concessions.

The Company initiated a diamond drill program in January 2004, and drilled over 30,000 meters in 2004 and 2005. In addition, over 9,000 meters of percussion drill and over 12,000 meters of channel samples of the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza mines has been completed by the Company and its joint venture partners. This work has defined a body of oxide zinc mineralization extending 1,500 meters in an east-west direction, 100 to 200 meters in a north-south direction, and 20 to 100 meters vertically. The Company intends to continue the drill program into the Esmeralda mine, the next mine to the west of the San Salvador, to further define the extent of the Iron Oxide Manto and the Smithsonite Manto.

Prior mining of oxide zinc mineralization has occurred intermittently over a distance in excess of 5 kilometers from the Oriental Mine located in the east end of the District to the Vasquez Tres Mine located in the west end of the District. Holes drilled 2,000 meters west of the San Salvador Mine intersected oxide zinc mineralization that is up to 140 meters (460 feet) thick and 10 meters (33 feet) below the surface. Drilling has also intersected oxide zinc mineralization intermittently over the 2,000 meters between the Fronteriza mine and the Oriental mine.

In 2004, the Company retained Reserva International, LLC, an independent contractor specializing in resource evaluation, to generate a block model evaluation based upon the data compiled from the Company's and its joint venture partner's accumulated database to determine the size and grade of the mineralization of the Iron Oxide Manto and the Smithsonite Manto. Based on the estimates generated from the block model evaluation, the Company has determined that the estimated mineralization justifies a feasibility study of the Iron Oxide Manto.

Although the Company is of the opinion that sufficient mineralized material has been defined to justify construction of a mine, extraction plant and refinery, the Company still must complete a feasibility study to determine whether a mining operation may be profitably conducted. This study will consist of a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material to determine the viability and profitability of the potential operation.

The Company initiated the feasibility study in 2004, retaining Green Team Consultants Internation cc ("GTI"), of Johannesburg, South Africa. GTI was selected, in part, due to GTI's experience conducting the feasibility study for the Skorpion Mine in Namibia, Africa. GTI supervised the design, construction and training of the Skorpion Zinc personnel, and operated the mine and extraction plant through initial production and until the mine and plant were 90% of capacity, at which point operation of the mine and plant was turned over to Skorpion Zinc, a subsidiary of Anglo American Corporation PLC.

The Skorpion Mine is the first, and to date only, mine in the world using the SXEW process for extracting zinc from oxide zinc ore and produces a refined product, Super High Grade zinc which is 99.995% zinc. SXEW is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by essentially all other mining operations around the world. The Company anticipates that using the SXEW process will enable the Company to extract zinc more efficiently and economically than its competitors.

GTI, as general contractor for the feasibility study, has retained TWP Consulting (pty) Ltd. ("TWP") to prepare the mine plan as part of the feasibility study for the Project. TWP is a large South African mining consulting company that has worked on large mining projects in South Africa and internationally, including the mine plan at the Skorpion Mine.

GTI has also retained Min-Tek, a South African consulting company specializing in mineral and metallurgical research and development, to complete the metallurgical work for the Project. Min-Tek performed the metallurgical work for the Skorpion feasibility studies.

GTI has also retained SRK Consulting ("SRK") as the auditing engineering firm for the feasibility study. SRK is a world-wide engineering consulting company that was the auditing engineering firm for the feasibility study of the Skorpion Mine.

Principals of GTI, TWP and SRK have completed a tour and examination of the Sierra Mojada Property, reviewed the project data, conducted underground examination of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

On July 12, 2005, the Company released the results of Mint-Tek's metallurgical test work. The test work focused on demonstrating the viability of using a combination of dense media separation ("DMS") and flotation processes to successfully produce a zinc oxide concentrate from a variety of samples taken from the Sierra Mojada mineralization. The report included a conceptual block flow diagram showing the key DMS and flotation steps followed by conventional zinc refining using leach, solvent extraction and electrowinning. The Company believes that the ability to produce a concentrate which can be shipped economically would be a major contributing factor to the potential success of the Project because it would allow the Company to choose the best site for a refinery based upon the tax regime, cost of power and other capital and operating cost inputs available at various locations. In addition, the report noted that acid-consuming mineral such as limestone and dolomite would be discarded in the concentration process, which would reduce sulphuric acid consumption in the refinery process.

Min-Tek's test work of the Sierra Mojada samples indicated that a zinc oxide concentrate with a zinc content of 30% can be produced at an overall concentrator zinc recovery of 75%-80%. The concentrate produced responded well to atmospheric leaching with dilute sulphuric acid, and refinery leach extraction efficiency was above 98%. The concentrator operating cost is expected to be approximately $5-$8 per ton of ore treated, which is offset by the fact that the sulphuric acid consumption in the refinery leach step is expected to be 70% less than that achievable with direct leaching of the ore.

The Company expects to continue to optimize the concentrating process route by conducting further test work to confirm key aspects of the flowsheet and to enhance overall recovery and concentrate grade. In particular, the incorporation of cleaner and scavenger steps in the flotation circuit and the potential to recover zinc from slimes produced in the process (currently considered to be discarded) provides further upside potential.

Feasibility study work continues to determine the mining method and its related costs and to determine the production rate. Drilling continues to explore the Iron Oxide Manto mineralization to the west in the San Salvador and La Esmeralda mines. In addition, surveying, mapping and channel sampling is being conducted in the La Esmeralda mine to determine the location of historic workings. No historic data is available for the La Esmeralda mine, which produced ore from the Lead Manto south of the Sierra Mojada Fault and the copper, silver, polymetallic mineralization north of the Sierra Mojada Fault. The Company expects that the decline to access the Iron Oxide Manto mineralization will enter through ground upon which La Esmeralda is located, and the location of the existing workings must be determined as part of the mine plan for the feasibility study. Channel samples in these workings have been collected and have produced a few thousand samples of mineralized material, which consist of north side copper-silver mineralization and south side oxide zinc mineralization. These samples have been prepared for assay and results will be announced when available.

The Company has had a mining operation in the Smithsonite Manto that has been shipping zinc carbonate ore to Cameron Chemical Company, for use as a micronutrient for the fertilizer industry. During the period ended October 31, 2005, the Company realized other income from the sale of the zinc carbonate ore. The Company has ceased mining zinc carbonate ore, but anticipates continued sales from the existing inventory of mined ore until the inventory is depleted.

Cautionary Note

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

Set forth below and elsewhere in this Annual Report on Form 10-KSB and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-KSB.

Risk Factors

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

Mining concessions.

The Company holds mining concessions in Mexico. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government. Ownership of the concessions provides the Company with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company currently anticipates that it will build mining infrastructure needed on land owned by the local municipality. Initial communications with the municipality officials indicate that they will be willing to negotiate the necessary agreements, but there can be no assurance that an agreement that is satisfactory to the Company will be reached.

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

Availability of water; shortages of supplies and materials.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Any water that may be found will be subject to acquisition pursuant to appropriate governing laws. The Company has not determined the availability of water at Sierra Mojada, except to note that adequate water supplies are generally developed by drilling, but has not determined the cost of acquisition. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.

Uninsured risks.

The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

Need for subsequent funding.

The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

Non-arms' length transaction.

The number of shares of common stock issued to certain shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm's length transactions.

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

There are no preemptive rights in connection with the Company's common stock. The Company's shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

Sales of Unregistered Securities

The Company has financed its obligations to date by selling shares of its common stock in transactions that have not been registered under the Securities Act or registered or qualified under any applicable state or foreign securities laws. The Company has attempted to limit its sales to accredited investors in compliance with the exemptions from registration provided by the Securities Act and various state securities laws for private placement transactions. There can be no assurance, however, that the Company's sales will be deemed to be exempt by securities regulators. The Company is currently reviewing its sales of unregistered securities to determine whether these sales have complied with the appropriate exemptions for the states in which the Company has sold securities. A finding that the Company is liable for damages for past securities sales could have a material adverse effect on the Company.

Lack of Formal Market Study

The Company has not requisitioned a formal marketing study by an independent marketing organization to evaluate the demand for mineral resources that the Company intends to develop. The Company has conducted in-house evaluation of market factors to support its assessment of the mining industry and the demand for zinc, but there can be no assurance that there is sufficient demand to support the development of the Project and the sale of zinc or other metals that the Company may mine as part of the Project.

No dividends anticipated.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on its common stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. There can be no assurance that the Company will pay dividends.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company owns the following eight mining concessions, including the buildings and equipment located thereon:

Concession	Title No.	Hectares

Sierra Mojada	198513	4,767.3154
Mojada 3	199246	1,689.2173
Esmeralda	188765	117.5025
Esmeralda 1	187776	97.6839
Unificación Mineros Nortenos	169343	336.7905
La Blanca	188326	33.5044
Fortuna	160461	13.9582
Vulcano	83507	4.4904
Total		7,060.4626

The eight concessions total 7,060 hectares (17,445 acres). The Company owns 100% of the eight concessions pursuant to purchase agreements with the previous owners. A number of prior established concessions that are not owned by the Company are located within the largest concession, the Sierra Mojada concession. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government.

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

The concessions are located within a mining district known as the Sierra Mojada District (the "District"). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. See Exhibit 99.1 attached hereto and incorporated herein by reference for a map showing the location of the mine. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range. The District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada. The District is accessible from Torreon by vehicle via 250 kilometers of paved road. There is a well maintained, 1,100 meter, gravel airstrip in the District as well as a railroad connecting with the National Railway at Escalon and Monclova.

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

The concessions contain two distinct mineral systems separated by the Sierra Mojada Fault which trends east-west along the base of the range. North of the fault mineralization composed of silver, copper, zinc, lead sulfide and oxide minerals. South of the fault the mineralization is oxide zinc and oxide lead minerals.

The sediments in the District are predominantly limestone and dolomite with some conglomerate, sandstone and shale and the bedding attitudes are near horizontal. The mines are dry and the rocks are competent. The thickness and attitude of the mineralized material is amenable to high volume mechanized mining methods and low cost production.

Much of the infrastructure required for a mine, including access to roads, electricity and rail lines, is already in place due to the historical mining operations conducted in the District. Results from mapping, sampling, drilling and inspection of existing workings indicate that large mineralized resources can be developed within and adjacent to the existing workings and in unexplored stratigraphic units outside of and below the existing mine workings. The Company anticipates that it would also build additional infrastructure, including mine access, a tailings pond and an extraction plant. The Company would also enter into agreements with the landowners of the concessions' surface rights upon completion of a feasibility study and finalization of a mine plan for the Project. The Company estimates that construction of a mine and extraction plant would cost approximately $400 million and take approximately two to three years to complete. The Company intends to finance this cost with a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the Project.

The Company's corporate offices are located at 1330 East Margaret Avenue, Coeur d'Alene, Idaho 83815, and its telephone number is (208) 665-2002 and FAX is (208) 665-0041. The Company's facilities in Mexico include offices, residences, shops, warehouse buildings and mining equipment located at Calle Maria #1, La Esmeralda, Coahuila, Mexico. The Company's telephone and FAX number in Mexico is 52 872 761 5129. Electric power has been upgraded to 13,200 volts and lines run to the compound, the shops and the San Salvador and Encantada mines. The San Salvador and the Encantada mines have been electrified and the main levels are wired. San Salvador and Encantada head frames and hoists have been rebuilt and upgraded. In management's opinion, the Company's properties may not be adequately covered by insurance. The Company has chosen not to obtain such insurance for the Company's properties in Mexico because it would be difficult to obtain and the cost of such insurance would outweigh its value. In management's opinion, the Company's plant and equipment are in good condition and well maintained.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares are traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "MMGG." The Company's shares began trading on November 19, 1996. A summary of trading by quarter for 2005, 2004, and 2003 follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)

2005
Fourth Quarter	1.25	0.84
Third Quarter	1.45	0.90
Second Quarter	2.09	1.35
First Quarter	2.31	1.55

2004
Fourth Quarter	2.10	1.57
Third Quarter	3.25	1.64
Second Quarter	2.45	1.75
First Quarter	3.21	1.60

2003
Fourth Quarter	2.00	1.18
Third Quarter	1.35	1.10
Second Quarter	1.40	1.01
First Quarter	1.45	1.20

(1)	These quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of October 31, 2005, the Company had approximately 300 holders of record of its common stock.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.

During the year ended October 31, 2003, the Company sold 7,000 common stock units with an ascribed cash value of $10,500. The Company also sold 849,000 shares (without warrants) at an average price of $0.98 per share. The Company also issued 100,000 shares of common stock under the Penoles agreement for cash, at $2.00 per share (see Note 12). Additionally, 373,925 shares of common stock valued at $468,771 were issued as compensation for officers. These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

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

During the year ended October 31, 2005, the Company issued 476,404 shares of common stock for cash at an average of $0.98 per share, for a total received of $466,729. In connection with the sale of these shares, for each share sold the Company also issued a warrant to purchase one additional share of common stock at an exercise price of $1.25 per share. In addition, 176,772 shares of common stock valued at an aggregate of $176,772 were issued as compensation to officers and employees. These securities were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Company's plan of operation for the next twelve months, subject to maintaining sufficient funds, is to conduct a feasibility study for the Company's Sierra Mojada Project to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is expected to include a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material with continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization, and compilation of the data into a computer data base for reserve calculation to determine whether a mining operation can be economically conducted on the Company's Sierra Mojada concessions. See "Description of Business."

In order to finance the initiation of the feasibility study, the Company has raised capital by selling unregistered shares of its common stock in a private placement offering. The Company anticipates that the funds that it has raised will be sufficient to maintain operations for the next twelve months, but there can be no assurance that the Company has sufficient funds to complete the feasibility study. If the Company is unable to raise additional capital, it may have to cease operations.

Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2005 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the 2004-2005 fiscal year by its sale of 476,404 shares at an average price of $0.98 per share.

ITEM 7. FINANCIAL STATEMENTS.

The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 6 of this report entitled "Management's Discussion and Analysis or Plan of Operation. The selected financial data for the two years ended October 31, 2005 have been derived from the Company's audited consolidated financial statements beginning on page F/A-1, and incorporated by reference herein.

The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

Selected Financial Data

	2005	2004
Summary of Balance Sheets:

Working capital	$(35,526)	$2,551,383
Current assets	259,791	2,758,268
Total assets	5,085,442	7,659,878
Current liabilities	295,317	206,885
Long-term obligation	7,365	11,574
Total liabilities	302,682	218,459
Stockholder's equity	4,782,760	7,441,419

Summary of Statements of Operations:

Revenues	0	0
Net loss (1)	(3,302,161)	(5,036,805)
Net loss per share	(0.16)	(0.30)

(1)	Cumulative losses for period from inception (Nov. 8, 1993) through October 31, 2005 were $16,611,799.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures through the date of this 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name	Age	Position

Merlin Bingham	72	President and Chairman of the Board of Directors

Roger Kolvoord	65	Vice President-Business and Member of the Board of Directors

Wesley A. Pomeroy	51	Member of the Board of Directors

Terry J. Brown	46	Vice President-Operations

Wayne Schoonmaker	68	Secretary & Treasurer

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign.

The Company's Board of Directors is responsible for the oversight and management of the Company. The Board does not have a separately-designated standing audit committee because the entire Board of Directors acts as the Company's audit committee. The Board has not designated an audit committee financial expert, as that term is defined in the Exchange Act rules promulgated by the SEC, because of the size of the Board and because the Company is still an exploration stage company.

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

Roger Kolvoord - Vice President-Business and Director

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

Wesley A. Pomeroy - Director

Mr. Pomeroy was appointed to the Board of Directors in September 2005 to fill an existing vacancy. Mr. Pomeroy is currently President of The Joe Dandy Mining Company, with gold properties in Cripple Creek, Colorado, and is a member of the Front Range Oil and Gas LLC and the POMOCO LLC (Pomeroy Oil Company). He is also currently a consulting geologist with Vortex Petroleum Inc. and has been associated since 1977 with various exploration and oil and gas companies. Mr. Pomeroy received a Bachelor of Science degree in geology from Colorado State University in 1977 and an MBA from the University of Colorado in 1990.
He resides in the Denver, Colorado area.

Terry J. Brown - Vice President-Operations

Mr. Brown was appointed Vice President-Operations in September 2005. Mr. Brown has 22 years experience in the mining industry in the United States, Mexico and Chile and has most recently been active as a consulting geologist in Mexico. His background is in exploration and project management, mine development and feasibility studies, and mining operations. Mr. Brown is a Certified Professional Geologist and is a member of the American Institute of Professional Geologists and the Society of Economic Geologists. He received a Bachelor of Science degree in geology from the New Mexico Institute of Mining & Technology in 1983. Mr. Brown resides in Chihuahua, Mexico.

Wayne Schoonmaker - Secretary & Treasurer

Mr. Schoonmaker was appointed Secretary & Treasurer of the Company in August 1997 and has held that position since that time. He is also currently Secretary & Treasurer of Hanover Gold Company, Inc. of Spokane, Washington and Secretary & Treasurer and Director of Independence Lead Mines Company of Wallace, Idaho. During the period of 1979 through 1993, Mr. Schoonmaker was employed at Asarco Incorporated as Chief Accountant of the Troy Mine and as Financial Manager of Asarco's Northwest Mining Department. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, the Company's directors, executive officers and beneficial owners of more than 10% of any registered class of the Company's equity securities are required to file reports of their ownership of the Company's securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and on written representations from such reporting persons, the Company believes that during 2005 such filing requirements were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, and principal financial officer because of the limited size of the Company and its management team, and because the Company is still an exploration stage company.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning compensation received from the Company by each of the executive officers for services in all capacities to the Company and its subsidiaries for the last four years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

					Long-Term Compensation
		Annual Compensation			Awards
	Fiscal			Other Annual	Securities	All Other
	Year	Salary	Bonus	Compensation	Underlying	Compensation
Name and Principal Position	ended	(US$)	(US$)	(US$)	Options (#)	(US$)

Merlin Bingham	2005	201,563	0	0	0	0
President	2004	101,563	0	60,938(1)	0	0
	2003	33,854	0	135,417(1)	0	0
	2002	48,000	0	40,625(1)	0	0

Roger Kolvoord	2005	81,250	0	0	0	0
Vice President	2004	118,750	0	74,479(1)	0	0
	2003	33,854	0	155,729(1)	0	0
	2002	0		0	100,000	0

Wayne Schoonmaker	2005	20,250	0	0
Secretary, Treasurer	2004	20,250	0	18,563(1)	0	0
	2003	8,438	0	35,438(1)	0	0
	2002	12,000	0	10,125(1)	0	0

Terry Brown	2005	56,160	0	0	0	0
Vice President	2004	0	0	0	0	0
	2003	0	0	0	0	0
	2002	0	0	0	0	0

(1)	Represents the value of shares of the Company's common stock issued as compensation for services rendered, based on the fair market value of such shares on the date of issuance.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option Grants in 2005.

During the fiscal year ended October 31, 2005, the Company did not grant common stock options.

Aggregated Year-End Option Values

The following table sets forth information on unexercised options at October 31, 2005. None of the executive officers exercised any stock option during fiscal 2005.

	Number of Unexercised Securities Underlying Options (#)		Value of Unexercised In-the-Money Options(US$)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Merlin Bingham	100,000	0	0	0
Roger Kolvoord	100,000	0	0	0
Wayne Schoonmaker	50,000	0	0	0

(1)
Because there was no positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's common stock on October 31, 2005 ($0.83), none of the options were in-the-money.

Long-Term Incentive Plan Awards.

The Company's shareholders approved a Qualified Stock Option Plan at the annual meeting of shareholders held March 1, 2001. During the years ended October 31, 2001 and 2002, options for 350,000 shares and 100,000 shares, respectively, were granted to officers and directors of the Company. There were no options granted during the years ended October 31, 2003, 2004 and 2005. Options for 100,000 shares granted to Daniel E. Gorski expired upon his resignation in September 2004.

Compensation of Directors.

In general, the directors do not receive any compensation for serving as members of the Board of Directors. There are no contractual arrangements with any member of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

	Amount and
	nature of
	beneficial	% of Outstanding
Name and Address of Beneficial owner	ownership	Shares

Merlin Bingham	1,296,285	6.35%
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815

Roger Kolvoord	356,891	1.75%
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815

Wayne Schoonmaker	73,116	*
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815

Wesley Pomeroy	50,000	*
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815

Terry Brown	0	*
1330 E. Margaret Ave.
Coeur d'Alene, ID 83815

All officers and directors as a group (5 persons)	1,549,520	8.46%

Britannia Holdings	3,190,500	15.64%
King's House The Grange
St. Peter Port Guernsey Channel Islands

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company's equity compensation plans as of October 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	670,000	$1.56	0
Equity compensation plans not approved by shareholders:	1,163,887	$2.02	0
Total:	2,008,053	$1.87	0

Equity Compensation Plans Not Approved by Security Holders

Warrants

Thirty-three warrants to non-employees remained outstanding as of October 31, 2005. Such warrants were granted pursuant to the terms of a form warrant agreement, with each such grant authorized by the Board. These warrants have not been approved by the shareholders of the Company. The warrants have exercise prices ranging from $0.75 per share to $5.00 per share and have expiration dates ranging from June 2006 to January 2011.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. The Company also has given $9,560 in cash advances for travel to two of its officers at October 31, 2005 under an accountable plan per IRS Regulation Section 1.62.

ITEM 13. EXHIBITS.

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: The aggregate fees and expenses billed by Williams & Webster, P.S. for professional services rendered for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's periodic reports filed with the SEC on Forms 10-Q, were $18,409 and $21,647 for the fiscal years ended October 31, 2004 and 2005, respectively.

Audit Related Fees: There were no fees billed by Williams & Webster, P.S. for audit related services rendered during fiscal 2004 and 2005.

Tax Fees: There were no fees billed by Williams & Webster, P.S. for tax services rendered during fiscal 2004 and 2005.

All Other Fees: There were no other services provided by Williams & Webster, P.S. during fiscal 2004 and 2005.

METALLINE MINING COMPANY
An Exploration Stage Company
October 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

By:   /s/ Merlin Bingham

Merlin Bingham, its
President
Date: January 30, 2006

By:  /s/ Wayne Schoonmaker

Wayne Schoonmaker, its
Principal Accounting Officer
Date: January 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Merlin Bingham	By:	/s/ Roger Kolvoord
	Merlin Bingham		Roger Kolvoord
	President/Director		Vice President-Business/Director
	Date: January 30, 2006		Date: January 30, 2006

By:	/s/ Wayne Schoonmaker	By:	/s/ Wesley Pomeroy
	Wayne Schoonmaker		Wesley Pomeroy
	Secretary/Treasurer		Director
	Date: January 30, 2006		Date: January 30, 2006

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Certified Public Accountants	F/S-1

Financial Statements:

Consolidated Balance Sheets as of October 31, 2005 and October 31, 2004	F/S-2

Consolidated Statements of Operations for the Years Ended October 31, 2005 and 2004, and for the period from inception (November 8, 1993) to October 31, 2005	F/S-3

Consolidated Statements of Changes in Stockholders' Equity for the period from inception (November 8, 1993) to October 31, 2005	F/S-4

Consolidated Statements of Cash Flow for the Years Ended October 31, 2005 and 2004, and for the period from inception (November 8, 1993) to October 31, 2005	F/S-7

Notes to Financial Statements	F/S-8

[The balance of this page has been intentionally left blank.]

F/S-i

The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (a Nevada corporation and an exploration stage company) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2005 and 2004, and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 27, 2006

F/S-1

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$213,369	$1,384,030
Marketable securities	—	1,250,000
Accounts receivable	23,620	88,164
Prepaid expenses	13,242	2,052
Employee advances	9,560	34,022
Total Current Assets	259,791	2,758,268

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	490,884	566,843
Total Equipment	490,884	566,843
TOTAL ASSETS	$5,085,442	$7,659,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$86,189	$57,231
Accrued liabilities and expenses	189,046	145,445
Other liabilities	15,873	—
Note payable, current portion	4,209	4,209
Total Current Liabilities	295,317	206,885

LONG-TERM LIABILITIES
Note payable, net of current portion	7,365	11,574

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 20,404,585 and 19,751,409 shares issued and outstanding, respectively	204,047	197,515
Additional paid-in capital	19,852,673	19,064,992
Stock options and warrants	1,347,839	1,498,550
Deficit accumulated during exploration stage	(16,621,799)	(13,319,638)
Total Stockholders' Equity	4,782,760	7,441,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,085,442	$7,659,878

The accompanying notes are an integral part of these consolidated financial statements.

F/S-2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2005	2004	2005

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	797,104	633,019	3,237,617
Office and administrative expenses	309,483	299,172	988,946
Taxes and fees	95,353	108,220	489,441
Professional services	328,954	516,015	4,367,642
Property expenses	186,057	233,148	1,944,103
Depreciation	83,557	63,045	341,920
Exploration and research	1,666,884	3,374,049	5,334,086
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,467,392	5,226,667	16,703,754

LOSS FROM OPERATIONS	(3,467,392)	(5,226,667)	(16,703,754)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	7,964	170,217	165,138
VAT tax refunds	119,615	—	119,615
Miscellaneous income	8,500	—	8,500
Interest and investment income	29,758	20,251	75,473
Interest and financing expense	(606)	(606)	(286,771)
TOTAL OTHER INCOME	165,231	189,861	81,954

LOSS BEFORE INCOME TAXES	(3,302,161)	(5,036,805)	(16,621,799)
INCOME TAXES	—	—	—
NET LOSS	$(3,302,161)	$(5,036,805)	$(16,621,799)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.16)	$(0.30)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,014,313	17,025,631

The accompanying notes are an integral part of these consolidated financial statements.

F/S-3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock		Additional	Stock	Stock	Deficit During
	Number of		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Common stock issuance prior to inception (no value)	960,800	$9,608	$(9,608)	$—	$—	$—	$—
1:5 reverse common stock split	(768,640)	(7,686)	7,686	—	—	—	—
Net loss for the year ended October 31, 1994	—	—	—	—	—	(8,831)	(8,831)
Balances, October 31, 1994	192,160	1,922	(1,922)	—	—	(8,831)	(8,831)

3:1 common stock split	384,320	3,843	(3,843)	—	—	—	—
Net loss for the year ended October 31, 1995	—	—	—	—	—	(7,761)	(7,761)
Balances, October 31, 1995	576,480	5,765	(5,765)	—	—	(16,592)	(16,592)

Issuances of common stock as follows:
- for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000
Net loss for the year ended October 31, 1996	—	—	—	—	—	(40,670)	(40,670)
Balances, October 31, 1996	3,134,339	31,344	153,485	—	—	(57,262)	127,567

Issuances of common stock as follows:
- for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows:
- 300,000 options for cash	—	—	3,000	—	—	—	3,000
Net loss for the year ended October 31, 1997	—	—	—	—	—	(582,919)	(582,919)
Balances, October 31, 1997	4,452,439	44,525	941,352	—	—	(640,181)	345,696

Issuances of common stock as follows:
- for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows:
- 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	—	—	60,000	—	60,000
- for consulting fees	—	—	—	—	117,000	—	117,000
Warrants issued for services	—	—	—	—	488,980	(488,980)	—
Net loss for the year ended October 31, 1998	—	—	—	—	—	(906,036)	(906,036)
Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

The accompanying notes are an integral part of these consolidated financial statements.

F/S-4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

						Accumulated
	Common Stock		Additional	Stock	Stock	Deficit During
	Number of		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	267,500	—	(45,000)	—	225,000
- issuance of options for financing fees	—	—	—	—	216,000	—	216,000
- expiration of options	—	—	60,000	—	(60,000)	—	—
Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	—	(1,423,045)	(1,423,045)
Balance, October 31, 1999	7,217,095	72,172	3,977,350	—	776,980	(3,458,242)	1,368,260

Stock option and warrant activity as follows:
Exercise of options at $0.86 per share	950,000	9,500	1,090,750	—	(288,000)	—	812,250
Warrants issued for services	—	—	—	—	55,000	—	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
- for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	—	(882,208)	(882,208)
Balances, October 31, 2000	9,742,595	97,427	9,217,330	—	543,980	(4,340,450)	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	25,560	—	(10,760)	—	15,000
- Options issued for consulting fees	—	—	—	—	740,892	—	740,892
- Warrants issued for consulting fees	—	—	—	—	144,791	—	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	494,076	—	3,424	—	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
- for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
- for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	—	(2,069,390)	(2,069,390)
Balance, October 31, 2001	10,069,595	100,697	9,849,466	—	1,422,327	(6,409,840)	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
- for cash and warrants at $1.50 per share	96,000	960	134,400	—	8,640	—	144,000
- for cash and warrants at $1.50 per share	66,667	667	93,333	—	6,000	—	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	—	—	—	—	61,000	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	—	(765,765)	(765,765)
Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$—	$1,497,967	$(7,175,605)	$4,706,760

The accompanying notes are an integral part of these consolidated financial statements.

F/S-5

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

						Accumulated
			Additional	Stock	Stock	Deficit During
	Common Stock		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$—	$1,497,967	$(7,175,605)	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
- for cash and warrants at $1.50 per share	7,000	70	9,847	—	583	—	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	—	(1,107,228)	(1,107,228)
Balance, October 31, 2003	11,845,055	118,451	11,955,285	(38,000)	1,498,550	(8,282,833)	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,802	6,805,485	—	—	—	6,881,287
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
- for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000
Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—
Net loss for the year ended October 31, 2004	—	—	—	—	—	(5,036,805)	(5,036,805)
Balance, October 31, 2004	19,751,409	197,515	19,064,992	—	1,498,550	(13,319,638)	7,441,419

Common stock issued for cash at an average of $0.98 per share with attached warrants valued at an average of $0.28 per share	476,404	4,764	329,806	—	132,159	—	466,729

Common stock issued for compensation at an average of $1.00 per share	176,772	1,768	175,005	—	—	—	176,773

Expiration of stock warrants	—	—	282,870	—	(282,870)	—	—

Net loss for the year ended October 31, 2005	—	—	—	—	—	(3,302,161)	(3,302,161)
Balance, October 31, 2005	20,404,585	$204,047	$19,852,673	$—	$1,347,839	$(16,621,799)	$4,782,760

The accompanying notes are an integral part of these consolidated financial statements.

F/S-6

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,302,161)	$(5,036,805)	$(16,621,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	83,557	63,045	341,920
Noncash expenses	—	—	126,864
Common stock issued for services	—	155,214	966,538
Common stock issued for compensation	176,772	152,271	820,231
Stock options issued for services	—	—	801,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	688,771
(Increase) decrease in:			—
Foreign property tax refund receivable	—	—	—
Marketable securities	1,250,000	(1,250,000)	—
Accounts receivable	64,544	(88,164)	(23,620)
Prepaid expenses	(11,190)	(1,926)	(13,242)
Employee advances	24,462	(13,122)	(9,560)
Increase (decrease) in:
Accounts payable	28,959	(53,667)	86,189
Contracts payable	—	—	4,209
Accrued liabilities and expenses	59,474	137,484	220,703
Net cash used by operating activities	(1,625,583)	(5,935,671)	(12,008,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(484,447)
Proceeds from investments	—	—	484,447
Equipment purchases	(7,598)	(328,746)	(792,781)
Mining property acquisitions	—	—	(4,452,631)
Net cash used by investing activities	(7,598)	(328,746)	(5,245,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	466,729	6,881,287	16,370,187
Proceeds from sales of options and warrants	—	—	949,890
Deposits for sale of stock	—	38,000	125,500
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	(4,209)	(4,209)	(8,418)
Net cash provided by financing activities:	462,520	6,915,078	17,467,159

Net increase (decrease) in cash and cash equivalents	(1,170,661)	650,661	213,369
Cash and cash equivalents beginning of period	1,384,030	733,369	—
Cash and cash equivalents end of period	$213,369	$1,384,030	$213,369

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$606	$606	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$	$155,214	$966,538
Common stock issued for compensation	$176,772	$152,271	$820,231
Common stock issued for payment of expenses	$—	$—	$326,527
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Options issued for services	$—	$—	$801,892
Warrants issued for services	$—	$—	$688,771
Noncash expenses	$—	$—	$126,864

The accompanying notes are an integral part of these consolidated financial statements

F/S-7

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

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

The Company expects to engage in the business of mining. The Company currently owns concessions located in Sierra Mojada, Coahuila, Mexico. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin").

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

F/S-8

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Risk
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities, all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $30,110 and $61,616 at October 31, 2005 and 2004, respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained Mexican petty cash balances of $428 and $4,864 at October 31, 2005 and 2004, respectively. At October 31, 2005, the Company's cash balances included $114,965 which was not federally insured.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the years ended October 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding October 31, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. Common stock equivalents outstanding were 1,833,887 and 1,647,665 at October 31, 2005 and 2004, respectively.

F/S-9

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

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

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended October 31, 2005 and 2004 were $1,666,884 and $3,374,049, respectively. The exploration costs expensed during the Company's exploration stage amount to $5,334,086.

Exploration Stage Activities
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of property concessions. Should the Company locate a commercially minable reserve, the Company would expect to actively prepare the site for extraction.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2005 and 2004.

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

Foreign Operations
The accompanying balance sheet at October 31, 2005 contains Company assets in Mexico, including: $4,334,767 in property concessions; $514,855 (before accumulated depreciation) of mining equipment; and $30,538 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $3,302,161 for the year ended October 31, 2005 and has an accumulated deficit of $16,621,799. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company is currently operating on the cash proceeds of a private placement offering currently in progress.

F/S-10

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

Marketable Securities
Pursuant to Statement of Financial Accounting Standards No. 115, the Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. During the year ended October 31, 2004, the Company invested $1,250,000 in total-return mutual funds consisting of equities, convertible debt and high-yield securities, and classified them as trading. During the year ended October 31, 2005, these securities were sold and the proceeds were used in the operations of the Company. The Company did not hold marketable securities at October 31, 2005.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after elimination of intercompany accounts and transactions. The wholly owned subsidiary of the Company is listed in Note 1.

Property Concessions
Costs of acquiring property concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the property concessions and leases are expensed as incurred. When a property concession reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Property concessions are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property concession be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to property concessions sold. Capitalized costs are allocated to property concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Property and Equipment
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets. See Note 3.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At October 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,618,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

F/S-11

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

The significant components of the deferred tax assets at October 31, 2005 and 2004 were as follows:

	October 31,	October 31,
	2005	2004
Net operating loss carryforward	$13,582,000	$10,456,000
Deferred tax asset	$4,618,000	$3,555,000
Deferred tax asset valuation allowance	$(4,618,000)	$(3,555,000)

At October 31, 2005, the Company has net operating loss carryforwards of approximately $13,582,000, which expire in the years 2008 through 2025. The Company has recognized approximately $1,491,000 of losses from the issuance of stock options and warrants for services through fiscal 2005, which were not deductible for tax purposes. The change in the allowance account from October 31, 2004 to 2005 was $1,063,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

During 2005, the Company received value added tax refunds from the Mexican government in the amount of $119,615.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

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

F/S-12

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

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

Revenue Recognition Policy
The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectibility of the contract price is considered probable. As of October 31, 2005, the Company has not recognized revenues.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings.

F/S-13

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

The following is a summary of property, equipment, and accumulated depreciation at October 31, 2005 and 2004:

	2005	2004
Mining equipment	$514,855	$507,257
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	42,068	42,068
Computer equipment	88,787	88,787
Office equipment	4,183	4,183
Furniture and fixtures	8,185	8,185
	814,978	807,380
Less: Accumulated depreciation	(324,094)	(240,537)
	$490,884	$566,843

Depreciation expense for the years ended October 31, 2005 and 2004 was $83,557 and $63,045, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CONCESSIONS IN THE SIERRA MOJADA DISTRICT

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

F/S-14

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

Because all eight concessions are located in the Sierra Mojada Mining District and in close proximity to one another, the concessions are routinely treated as one major prospect area and are collectively referred to as the Sierra Mojada Project. The primary work performed on the Company's concessions has consisted of geologic mapping, sampling, and drilling. This work has resulted in establishing the presence of mineralized material (zinc) of sufficient quantity and grade to justify in the Company's opinion a feasibility study, which commenced during 2005.

NOTE 5 - LONG-TERM LIABILITIES

The Company's long-term liabilities at October 31, 2005 and 2004 are as follows:

	2005	2004
Note payable to bank, due July of 2008, monthly principal and interest payments at 4.94%, collateralized by a vehicle	$11,574	$15,783
Less: Current portion	(4,209)	(4,209)
	$7,365	$11,574

Loan maturities for each of the five years following October 31, 2005 are as follows:

2006	$4,209
2007	4,537
2008	2,828
2009	—
2010	—
$11,574

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. The Company also has given $9,560 in cash advances for travel to two of its officers at October 31, 2005 under an accountable plan per IRS Regulation Section 1.62.

NOTE 7 - PREFERRED STOCK

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors. At October 31, 2005, there were no shares of preferred stock issued or outstanding.

F/S-15

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

NOTE 8 - COMMON STOCK

In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares will also receive a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of 7,500,000 shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years.

During the year ended October 31, 2005, the Company issued 476,404 shares of common stock, under the aforementioned private placement, for cash consideration at an average of $0.98 per share with attached warrants valued at an average of $0.28 per share (see Note 10). In addition, 176,772 shares of common stock were issued to officers and employees of the Company at an average of $1.00 per share in consideration for accrued wages.

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

F/S-16

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

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

NOTE 9 - STOCK OPTIONS

During the years ended October 31, 2005 and 2004, the Company did not grant common stock options.

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.

F/S-17

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

Following is a summary of the Company's stock option activity during the years ending October 31, 2005 and 2004:

	Shares	Weighted Average Exercise Price

Options outstanding at November 1, 2003	770,000	$1.67
Granted	—	—
Canceled	(100,000)	2.15
Exercised	—	—
Options outstanding at October 31, 2004	670,000	1.56
Granted	—	—
Canceled	—	—
Exercised	—	—
Options outstanding at October 31, 2005	670,000	$1.56

On March 1, 2001, the Company's shareholders approved a qualified stock option plan (the "Plan"), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan.

Summarized information about stock options outstanding and exercisable at October 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	100,000	3.77	$1.25	100,000	$1.25
1.32	370,000	0.93	1.32	370,000	1.32
2.15	200,000	4.33	2.15	200,000	2.15
$1.25-2.15	670,000	2.37	$1.56	670,000	$1.56

NOTE 10 - STOCK WARRANTS

During the year ended October 31, 2005, the Company issued 476,404 common stock units that consisted of 476,404 shares of common stock and warrants to purchase an additional 476,404 shares of common stock. As part of the total cash purchase, the warrants were valued at $132,159. The warrants were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 58%, a risk-free interest rate of 3% and an exercise term of five years. During 2005, 290,182 stock warrants expired. As of October 31, 2005, 1,163,887 stock warrants were outstanding and exercisable.

During 2004, the Company did not issue stock warrants. At October 31, 2004, 977,665 stock warrants were outstanding and exercisable.

F/S-18

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2005

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of property concessions, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 12 - JOINT VENTURE AGREEMENTS

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

Northern Limited
On October 7, 1999, the Company announced that it entered into a five-year "earn-in" type of a joint venture agreement with North Limited. The agreement gives North Limited the right to earn into 60% of the Company's Sierra Mojada Project by providing all funds necessary to complete a feasibility study delivered in no more than five years that is acceptable to international banking institutions for lending development capital. North Limited is a large Australian mining company based in Melbourne, Australia and was known as North Broken Hill Peko before a name change in 1994. In August 2000, Rio Tinto Limited purchased North Limited for its iron ore holdings and subsequently terminated North Limited's agreement with the Company.

F/S-19

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

3.1
Articles of Incorporation of Metalline Mining Company. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-27667) and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Metalline Mining Company. Filed as an exhibit to the registrant's current report on Form 8-K filed on September 14, 2005 and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

21.1	Subsidiaries of Metalline Mining Company. Filed herewith.

23.1	Consent of Williams & Webster, P.S. Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

99.1	Sierra Mojada location map. Filed herewith.

E-1