Form 10QSB
period 2006-01-31
METALLINE MINING CO
filed 2006-03-17
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

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

There were 27,481,085 shares of the issuer's common stock, par value $0.01, outstanding as of February 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

METALLINE MINING COMPANY QUARTERLY REPORT
ON FORM 10-QSB FOR THE QUARTERLY PERIOD
ENDED JANUARY 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

The reviewed consolidated financial statements of Metalline Mining Company (the "Company"), for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005 incorporated by reference herein.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the Company's anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Overview

The Company is an exploration stage enterprise formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns eight concessions that are located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company's objective is to define sufficient mineral reserves on these concessions to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V. The Company currently has a total of five employees, including four full-time employees.

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

Thus far, the Company has spent a total of approximately $13.2 million during the exploration phase and continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company estimates that completion of a feasibility study will cost approximately $5 million and the Company expects that it will take approximately 12 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined.

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

The Company initiated a diamond drill program in January 2004, and drilled over 30,000 meters in 2004 and 2005. In addition, over 9,000 meters of percussion drill and over 12,000 meters of channel samples of the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza Mines has been completed by the Company and its joint venture partners. This work has defined a body of oxide zinc mineralization extending 1,500 meters in an east-west direction, 100 to 200 meters in a north-south direction, and 20 to 100 meters vertically. The Company intends to continue the drill program into the Esmeralda Mine, the next mine to the west of the San Salvador Mine, to further define the extent of the Iron Oxide Manto and the Smithsonite Manto.

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

The Skorpion Mine is the first, and to date only, mine in the world using the SXEW process for extracting zinc from oxide zinc ore and produces a refined product, Super High Grade ("SHG") zinc which is 99.995% zinc. SXEW is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by essentially all other mining operations around the world. The Company anticipates that using the SXEW process will enable the Company to extract zinc more efficiently and economically than its competitors.

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

GTI has also retained Min-Tek, a South African consulting company specializing in mineral and metallurgical research and development, to complete the metallurgical work for the Project. Min-Tek was chosen, in part, because it performed the metallurgical work for the Skorpion feasibility studies.

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

Min-Tek's test work of the Sierra Mojada samples indicated that a zinc oxide concentrate with a zinc content of 30% can be produced at an overall concentrator zinc recovery of 75%-80%. The concentrate produced responded well to atmospheric leaching with dilute sulphuric acid, and refinery leach extraction efficiency was above 98%. The concentrator operating cost is expected to be approximately $5-$8 per ton of ore treated, which is offset by the expectation that the sulphuric acid consumption in the refinery leach step will be 70% less than that achievable with direct leaching of the ore.

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

Feasibility study work continues to determine the mining method and its related costs and to determine the production rate. Drilling continues to explore the Iron Oxide Manto mineralization to the west in the San Salvador and La Esmeralda mines. In addition, surveying, mapping and channel sampling is being conducted in the La Esmeralda mine to determine the location of historic workings. No historic data is available for the La Esmeralda mine, which produced ore from the Lead Manto south of the Sierra Mojada Fault and the copper, silver, polymetallic mineralization north of the Sierra Mojada Fault. The Company expects that the decline to access the Iron Oxide Manto mineralization will enter through ground upon which La Esmeralda is located, and the location of the existing workings must be determined as part of the mine plan for the feasibility study. Channel samples in these workings have been collected and have produced a few thousand samples of mineralized material, which consist of north side copper-silver mineralization and south side oxide zinc mineralization. Lead Manto stopes, which overlie the Iron Oxide Manto, have been located and are also being surveyed and sampled. These samples have been prepared for assay and results will be announced when available.

On March 6, 2006, Metalline closed its private placement as announced in its news release of March 6, 2006 and Form 8-K filed March 6, 2006. Placement funds totaled $11,156,509 and 13,945,638 shares were issued and 13,945,638 warrants were issued with a price of $1.25 and a term of five years.

The Company has had a mining operation in the Smithsonite Manto that has been shipping zinc carbonate ore to Cameron Chemical Company, for use as a micronutrient for the fertilizer industry. During the period ended January 31, 2006, the Company realized other income from the sale of zinc carbonate ore. The Company has ceased mining zinc carbonate ore, but anticipates continued sales from the existing inventory of mined ore until the inventory is depleted.

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

Set forth in the Company's Annual Report on Form 10-KSB and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

Results of Operations for the Period Ended January 31, 2006.

Three months ended January 31, 2006 compared to the three months ended January 31, 2005:

During the three months ended January 31, 2006, the Company realized other income of $52,038 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $93,575 the three-month period ended January 31, 2006. There were ore sales of $130,771 in the three-month period ended January 31, 2005. General and administrative expenses decreased to $456,149 for the three-month period ended January 31, 2006 as compared to $1,309,186 for the three-month period ended January 31, 2005. The decrease is primarily due to a cessation of drilling activity on the Company's property, resulting in a decrease in exploration expenditures of $446,633 and a decrease in consulting and professional services of $181,966, partially offset by an increase in taxes and fees of $99,459. Salaries and payroll expenses also decreased by $261,715 from the three-month period ended January 31, 2005 to the three-month period ended January 31, 2006. For the three months ended January 31, 2006, the Company experienced a loss of $467,250, or $0.02 per share, compared to a loss of $1,261,409, or $0.06 per share, during the comparable period in the previous year.

Three months ended January 31, 2005 compared to the three months ended January 31, 2004:

During the three months ended January 31, 2005, the Company realized other income of $130,771 from the sale of zinc carbonate ore from the Company's San Salvadore Mine located on the property, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $97,962 for the three-month period ended January 31, 2005. There were ore sales of $161,006 in the three-month period ended January 31, 2004. General and administrative expenses increased to $1,309,186 for the three-month period ended January 31, 2005 as compared to $377,701 for the three-month period ended January 31, 2004. The increase is primarily due to an increase in exploration expenditures of $454,268, an increase in consulting and professional services of $179,885, and an increase of $232,355 in payroll and related expenses. For the three months ended January 31, 2005, the Company experienced a loss of $1,261,409, or $0.06 per share, compared to a loss of $268,493, or $0.02 per share during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the fiscal year ended October 31, 2005 by the sale of 7,580,150 shares of its common stock during the previous fiscal year at an average price of $1.00 per share, less issuance costs of $698,863, and the sale of 476,404 shares of common stock during the year ended October 31, 2005 at an average price of $0.98 per share. During the three months ended January 31, 2006 the Company sold 7,076,500 shares in private placement transactions at a price of $0.80 per share. Due to the Company's substantial losses and mineral revenues, the Company's independent certified public accountants included a paragraph in the Company's 2005 financial statements relative to a going concerning uncertainty.

The Company's management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate based on current expense projections.

Cash flows for the three months ended January 31, 2006 were as follows:

During the three-month period ended January 31, 2006, the Company's cash position increased by $5,240,350, due to the sale of 7,076,500 shares of the Company's common stock at a price of $0.80 per share. Also during this period, the Company used $419,798 in operating activities, principally in connection with maintaining the property.

Effect of Recently Issued Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," which previously required that most voluntary changes in an accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation of the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

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

During the three months ended January 31, 2006, the Company sold 7,076,500 shares of the Company's common stock at a price of $0.80 per share. These shares were issued in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated under the Securities Act.

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

January 31, 2006

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Date: March 17, 2006	By:	/s/ MERLIN D. BINGHAM

Merlin D. Bingham, its President

Date: March 17, 2006	By:	/s/ WAYNE L. SCHOONMAKER

Wayne L. Schoonmaker, its Principal Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-27667) and incorporated by reference herein.

3.2	Bylaws of registrant. Filed as an exhibit to the registrant's current report on Form 8-K on September 14, 2005 and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

99.1	Sierra Mojada location map. Filed herewith.

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:
Consolidated Balance Sheets as of January 31, 2006	F/S-2
Consolidated Statements of Operations for the three-month periods ended January 31, 2006 and January 31, 2005 and for the period from inception (November 8, 1993) to January 31, 2006	F/S-3
Consolidated Statements of Cash Flow for the three-month periods ended January 31, 2006 and January 31, 2005, and for the period from inception (November 8, 1993) to January 31, 2006	F/S-4
Condensed Notes to Consolidated Financial Statements	F/S-5

[The balance of this page has been intentionally left blank.]

F/S 1

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2006 (unaudited)	October 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,453,719	$213,369
Accounts receivable	44,793	23,620
Prepaid expenses	57,107	13,242
Employee advances	11,560	9,560
Total Current Assets	5,567,179	259,791

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	470,284	490,884
Total Equipment	470,284	490,884
TOTAL ASSETS	$10,372,230	$5,085,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$84,161	$86,189
Accrued liabilities and expenses	290,837	189,046
Other liabilities	10,000	15,873
Note payable, current portion	4,209	4,209
Total Current Liabilities	389,207	295,317

LONG-TERM LIABILITIES
Note payable, net of current portion	6,313	7,365

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized,no shares outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 27,481,085 and 20,404,585 shares issued and outstanding, respectively	274,812	204,047
Additional paid-in capital	23,367,276	19,852,673
Stock options and warrants	3,423,671	1,347,839
Deficit accumulated during exploration stage	(17,089,049)	(16,621,799)
Total Stockholders' Equity	9,976,710	4,782,760
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,372,230	$5,085,442

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S 2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Three Months Ended		to
	January 31,	January 31,	January 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	130,696	392,411	3,368,313
Office and administrative expenses	50,873	65,561	1,039,819
Taxes and fees	119,542	20,083	608,983
Professional services	106,351	288,317	4,474,023
Property expenses	9,935	56,880	1,954,038
Depreciation	20,600	21,149	362,490
Exploration and research	18,152	464,785	5,352,238
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	456,149	1,309,186	17,159,903

LOSS FROM OPERATIONS	(456,149)	(1,309,186)	(17,159,903)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	(41,537)	32,808	123,601
VAT tax refunds	13,045	—	132,660
Miscellaneous income	—	—	8,500
Interest and investment income	17,726	15,121	93,199
Interest and financing expense	(335)	(152)	(287,106)
TOTAL OTHER INCOME	(11,101)	47,777	70,854

LOSS BEFORE INCOME TAXES	(467,250)	(1,261,409)	(17,089,049)

INCOME TAXES	—	—	—

NET LOSS	$(467,250)	$(1,261,409)	$(17,089,049)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,810,960	19,829,081

See condensed notes to the consolidated financial statements

F/S 3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Years Ended		to
	January 31,	January 31,	January 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,250)	$(1,261,409)	$(17,089,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,600	21,149	362,520
Noncash expenses	—	—	126,864
Common stock issued for services	—	—	966,538
Common stock issued for compensation		176,772	820,231
Stock options issued for services	—	—	801,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	688,771
(Increase) decrease in:
Marketable securities		250,000	—
Accounts receivable	(21,173)	(60,402)	(44,793)
Prepaid expenses	(43,865)	(48,318)	(57,107)
Employee advances	(2,000)	(5,000)	(11,560)
Increase (decrease) in:
Accounts payable	(2,028)	(52,292)	84,160
Contracts payable	—	34,765	4,209
Accrued liabilities and expenses	95,918	(51,578)	316,621
Net cash used by operating activities	(419,798)	(996,313)	(12,428,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(484,447)
Proceeds from investments	—	—	484,447
Equipment purchases	—	(7,598)	(792,781)
Mining property acquisitions	—	—	(4,452,631)
Net cash used by investing activities	—	(7,598)	(5,245,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,661,200	—	22,031,387
Proceeds from sales of options and warrants	—	—	949,890
Deposits for sale of stock	—	—	125,500
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	(1,052)	(1,052)	(9,470)
Net cash provided by financing activities:	5,660,148	(1,052)	23,127,307

Net increase (decrease) in cash and cash equivalents	5,240,350	(1,004,963)	5,453,719
Cash and cash equivalents beginning of period	213,369	1,384,030	—
Cash and cash equivalents end of period	$5,453,719	$379,067	$5,453,719

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$335	$152	$287,106

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$966,538
Common stock issued for compensation	$—	$176,772	$820,231
Common stock issued for payment of expenses	$—	$—	$326,527
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Options issued for services	$—	$—	$801,892
Warrants issued for services	$—	$—	$688,771
Noncash expenses	$—	$—	$126,864

The accompanying condensed notes are an integral part of these consolidated financial statements.

F/S 4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

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

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

F/S 5

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $467,250 for the three months ended January 31, 2006 and has an accumulated deficit of $17,089,049. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate based on current expense projections.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," which previously required that most voluntary changes in an accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

F/S 6

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

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

Because all eight concessions are located in the same mining region and in close proximity to one another, the concessions are routinely treated as one major prospect area and are collectively referred to as the Sierra Mojada Project. The primary work performed on the Company's concessions has consisted of geologic mapping, sampling, and drilling. This work has resulted in establishing the presence of mineralized material (zinc) of sufficient quantity and grade to justify in the Company's opinion a feasibility study which commenced in 2005.

F/S 7

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at January 31, 2006 and October 31, 2005, respectively:

	January 31,	October 31,
	2006	2005
Mining equipment	$514,855	$514,855
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	42,068	42,068
Computer equipment	88,787	88,787
Office equipment	4,183	4,183
Furniture and fixtures	8,185	8,185
	814,978	814,978
Less: Accumulated depreciation	(344,694)	(324,094)
	$470,284	$490,884

NOTE 6 - CAPITAL STOCK

Preferred Stock
At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors. At January 31, 2006, there were no shares of preferred stock issued or outstanding.

Common Stock
In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares also received a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of 7,500,000 shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years. During the three months ended January 31, 2006, the Company issued 7,076,500 shares of common stock under the aforementioned private placement, for cash consideration at $0.80 per share with attached warrants valued at an average of $0.29 per share.

F/S 8

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

During the year ended October, 2005 the Company issued 476,404 shares of common stock as part of the private placement offering, for cash consideration of an average of $0.98 per share with attached warrants valued at an average of $0.28 per share.

Stock Options
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. As of January 31, 2006, there were 670,000 options outstanding and exercisable. Of this amount, 250,000 were granted to officers and directors of the Company.

Summarized information regarding stock options outstanding and exercisable at January 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	100,000	3.52	$1.25	100,000	$1.25
1.32	370,000	0.67	1.32	370,000	1.32
2.15	200,000	4.08	2.15	200,000	2.15
$1.25-2.15	670,000	2.12	$1.60	670,000	$1.56

Warrants
During the three months ended January 31, 2006, the Company issued 7,076,500 common stock warrants, exercisable at $1.25 per share. The value allocated to these warrants was $2,075,832.

NOTE 7 - INCOME TAXES

At January 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,773,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

F/S 9

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

The significant components of the deferred tax assets at January 31, 2006 and October 31, 2005 are as follows:

	January 31,	October 31,
	2006	2005
Net operating loss carryforward	$14,039,000	$13,572,000

Deferred tax asset	$4,773,000	$4,614,000
Deferred tax asset valuation allowance	$(4,773,000)	$(4,614,000)

As of January 31, 2006, the Company had net operating loss carryforwards of approximately $14,039,000, which expire in the years 2008 through 2026. The Company has recognized approximately $1,491,000 of losses from the issuance of stock options and warrants for services through fiscal 2005, which were not deductible for tax purposes. The change in the allowance account from October 31, 2005 to January 31, 2006 was $159,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

F/S 10