Form 10KSB/A
period 2005-10-31
METALLINE MINING CO
filed 2006-05-31
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A No. 1

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of May 17, 2006 was $133,012,323.

The number of shares of common stock outstanding as of May 17, 2006 was 34,105,724.
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

No commercially mineable ore body.
No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company's concessions will ever contain reserves and investors may lose their entire investment in the Company.
Risks inherent in the mining industry.
The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following:

•	competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;
•	the concession holder must pay fees and perform labor on the concessions to maintain the concessions title;
•
exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

•
the probability of an individual prospect ever having reserves that meet the requirements of Securities Act Industry Guide 7 is extremely remote, and in all probability the properties do not contain any reserves, and any funds spent on exploration will probably be lost;

•
operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls;

•	a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining;
•	mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and
•	the availability of water, which is essential to milling operations.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

We are in the exploration stage and do not currently have any income from operating activities. The Company currently owns eight concessions that are located in the municipality of Sierra Mojada, Coahuila, Mexico. Our objective is to define sufficient mineral reserves on these concessions to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V. At October 31, 2005, we had a working capital deficit of $35,526, minimal other capital resources available to meet obligations which normally can be expected to be incurred by similar companies. At October 31, 2005, we had a accumulated stockholder's equity of $4,782,760. At October 31, 2004 we had a working capital of $2,551,383, and a stockholder's equity of $7,441,419. Management must obtain additional financing to finance operations and invest in other business opportunities, however, no assurance can be given that we will be successful in obtaining additional financing or that other business opportunities will be found.

The Company’s primary focus for the years ended October 31, 2004 and 2005 was to explore the Sierra Mojada concession to identify available mineral deposits and define a resource. The Company’s plan of operation for the next 12 months is to conduct a feasibility study for the Company's Sierra Mojada Project to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is expected to include a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material with continued geologic mapping of the surface and underground workings, sampling and drilling to explore for additional mineralization, and compilation of the data into a computer data base for reserve calculation to determine whether a mining operation can be economically conducted on the Company's Sierra Mojada concessions. See "Description of Business."

In addition to the feasibility study, the Company’s commitments include the general overhead of business operations, such as salaries, travel expenses, property maintenance and the sampling and drilling program.  Thus far, the Company has spent a total of approximately $13.2 million during the exploration phase and continues to maintain the sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company estimates that completion of a feasibility study will cost approximately $5 million and the Company expects that it will take approximately 12 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined.  The Company estimates that construction of a mine and extraction plant would cost approximately $400 million and take approximately 2 to 3 years to complete. The Company intends to finance this cost with a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the Project.

In order to finance the feasibility study and the business operations described above, the Company has raised capital by selling unregistered shares of its common stock as described below in “Liquidity and Capital Resources.”

Cautionary Note to Investors

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company's concessions contain proven and probable reserves and investors may lose their entire investment in the Company. See “Risk Factors.”

Liquidity and Capital Resources.

The Company financed its obligations during the fiscal year ended October 31, 2005 by the sale of 7,580,150 shares of its common stock during the previous fiscal year at an average price of $1.00 per share, less issuance costs of $698,863, and the sale of 476,404 shares of common stock during the year ended October 31, 2005 at an average price of $0.98 per share. During the three months ended January 31, 2006 the Company closed a private placement, which began during the fiscal year end October 31, 2005 on March 31, 2005. The Company issued a total of 13,945,636 shares of common stock at a price of $0.80 per share resulting in aggregate proceeds of $11,156,508.80. In connection with the sale of these shares, for each share sold, the Company also issued a warrant to purchase one additional share of common stock at an exercise price of $1.25 per share. The warrants are exercisable for a period of five years from their issuance.

The Company anticipates that the funds that it has raised will be sufficient to maintain operations for the next twelve months through the year ending October 31, 2006. However, as of the year ended October 31, 2005 there can be no assurance that the Company has sufficient funds to complete the feasibility study. If the Company is unable to raise additional capital, it may have to cease operations. Due to the Company's lack of revenues, the Company's independent certified public accountants included a paragraph in the Company's 2005 financial statements relative to a going concern uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

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

Property Concessions
Costs of acquiring property concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the property concessions and leases are expensed as incurred. When a property concession reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date no concessions have reached production stage.

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

Deferred tax assets and liabilities
The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
The Company currently reports stock issued to employees under the rules of SFAS No. 123 and therefore, the Company’s accounting for stock options and warrants are not effected by the issuance of SFAS No. 123R.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 and issued SFAS No. 123R.

The warrants were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 58%, a risk-free interest rate of 3% and an exercise term of five years.

The fair value of options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%.

Impairment of Long-Lived Assets
We review the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves and mineral resources expected to be converted into mineral reserves, future production cost estimates and future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

Environmental Matters
When it is probable that costs associated with environmental remediation obligations will be incurred and they are reasonably estimable, we accrue such costs at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provisions for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on our current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred. Such costs estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. At October 31, 2005 the Company has no accrual for reclamation and remediation obligations because management cannot make a reasonable estimate. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.
The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure control and procedures are effective.

 Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Date: May 30, 2006

By:  /s/ Wayne Schoonmaker

Wayne Schoonmaker, its
Principal Accounting Officer
Date: May 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Merlin Bingham	By:	/s/ Roger Kolvoord
	Merlin Bingham		Roger Kolvoord
	President/Director		Vice President-Business/Director
	Date: May 30, 2006		Date: May 30, 2006

By:	/s/ Wayne Schoonmaker	By:	/s/ Wesley Pomeroy
	Wayne Schoonmaker		Wesley Pomeroy
	Secretary/Treasurer		Director
	Date: May 30, 2006		Date: May 30, 2006

METALLINE MINING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Certified Public Accountants	F/S-1

Financial Statements:

Consolidated Balance Sheets as of October 31, 2005 and October 31, 2004	F/S-2

Consolidated Statements of Operations for the Years Ended October 31, 2005 and 2004, and for the period from inception (November 8, 1993) to October 31, 2005	F/S-3

Consolidated Statements of Changes in Stockholders' Equity for the period from inception (November 8, 1993) to October 31, 2005	F/S-4

Consolidated Statements of Cash Flow for the Years Ended October 31, 2005 and 2004, and for the period from inception (November 8, 1993) to October 31, 2005	F/S-7

Notes to Financial Statements	F/S-8

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

3.2	Amended and Restated Bylaws of Metalline Mining Company. Filed as an exhibit to the registrant's current report on Form 8-K filed on September 14, 2005 and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

21.1	Subsidiaries of Metalline Mining Company. Filed as an exhibit to the registrant's Form 10-KSB filed on Jaunary 31, 2006 and incorporated by reference herein.

23.1	Consent of Williams & Webster, P.S. Filed as an exhibit to the registrant's Form 10-KSB filed on Jaunary 31, 2006 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

99.1	Sierra Mojada location map. Filed as an exhibit to the registrant's Form 10-KSB filed on Jaunary 31, 2006 and incorporated by reference herein.

E-1