Form 10QSB
period 2006-04-30
METALLINE MINING CO
filed 2006-06-14
CIK 1031093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2006

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT
          For the transition period from _____________ to _____________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 34,101,661 shares of the issuer's common stock, par value $0.01, outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                    METALLINE MINING COMPANY QUARTERLY REPORT
                     ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                              ENDED APRIL 30, 2006




                               TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements.............................................1

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................1

     Item 3:  Controls and Procedures..........................................4

PART II - OTHER INFORMATION

     Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds......5

     Item 6:  Exhibits.........................................................5

Signatures.....................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         The reviewed consolidated financial statements of Metalline Mining Company (the "Company"), for the period covered by this report, are included elsewhere in this report, beginning at page F/S-1.

         The reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2006.

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

Overview

         The Company is an exploration stage enterprise formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company (through its subsidiary) currently owns eight concessions that are located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company's objective is to define sufficient mineral reserves on these concessions to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico and owns these eight concessions through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V.


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

Results of Operations for the Period Ended April 30, 2006.

         Six months ended April 30, 2006 compared to the six months ended April 30, 2005:

         During the six months ended April 30, 2006, the Company realized other income of $52,038 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $93,575 in the six-month period ended April 30, 2006. There were ore sales of $202,786 in the six-month period ended April 30, 2005. General and administrative expenses decreased to $2,047,896 for the six-month period ended April 30, 2006 as compared to $2,271,097 for the six-month period ended April 30, 2005. The decrease is primarily due to a cessation of drilling activity on the Company's property, resulting in a decrease in exploration expenditures of $664,659, partially offset by an increase in taxes and fees of $126,651. For the six months ended April 30, 2006, the Company experienced a loss of $2,001,309, or $0.07 per share, compared to a loss of $2,243,748, or $0.11 per share, during the comparable period in the previous year.


Liquidity and Capital Resources.

         The Company financed its obligations during the fiscal year ended October 31, 2005 by the sale of 7,580,150 shares of its common stock during the previous fiscal year at an average price of $1.00 per share, less issuance costs of $698,863, and the sale of 476,404 shares of common stock during the year ended October 31, 2005 at an average price of $0.98 per share. During the six months ended April 30, 2006 the Company sold 13,448,483 shares in private placement transactions at a price of $0.80 per share. Due to the Company's substantial losses and minimal revenues, the Company's independent certified public accountants included a paragraph in the Company's 2005 financial statements relative to a going concerning uncertainty.

         The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company has estimated that completion of a feasibility study will cost approximately $5 million , but there can be no assurance that this estimate will not be revised upward. The Company expects to spend approximately $2.5 million in the next 12 months on the feasibility study. The Company believes the feasibility study will be completed in the next 12 to 18 months.

         The Company's management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate for at least the next twelve months based on current expense projections. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt, or the Company may seek joint venture partners or other alternative financing sources.

Cash flows for the six months ended April 30, 2006 were as follows:

         During the six-month period ended April 30, 2006, the Company's cash position increased by $9,433,484, due to the private placement sale of 13,448,483 shares of the Company's common stock at a price of $0.80 per share. Also during this period, the Company used $1,320,724 in operating activities, principally in connection with maintaining the property and costs of the private placement.

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

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None, except as previously reported on Form 8-K filed March 6, 2006.


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








             [The balance of this page is intentionally left blank]

                            METALLINE MINING COMPANY
                          AN EXPLORATION STAGE COMPANY

                                 APRIL 30, 2006

                                   SIGNATURES

         In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY


   June 14, 2006                          By:      /s/ Merlin D. Bingham
  --------------------------                  ---------------------------------
            Date                               Merlin D. Bingham, its President



   June 14, 2006                          By:      /s/ Wayne L. Schoonmaker
  --------------------------                  ---------------------------------
            Date                               Wayne L. Schoonmaker, its
                                               Principal Financial Officer

                                  EXHIBIT INDEX




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

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350. Furnished herewith.

32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350. Furnished herewith.

                            METALLINE MINING COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      PAGE

Consolidated Financial Statements:

    Consolidated Balance Sheets as of April 30, 2006.................................................F/S-2

    Consolidated Statements of Operations for the three-month  and six-month periods ended April 30, 2006 and
    April 30, 2005 and for the period from inception
    (November 8, 1993) to April 30, 2006.............................................................F/S-3

    Consolidated  Statements of Cash Flow for the six-month  periods ended April
    30, 2006 and April 30, 2005, and for the period from inception  (November 8,
    1993)
    to April 30, 2006................................................................................F/S-4

    Condensed Notes to Consolidated Financial Statements.............................................F/S-5











          [The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                      April 30,
                                                        2006               October 31,
                                                     (unaudited)              2005
                                                     ------------          ------------
ASSETS

     CURRENT ASSETS
        Cash and cash equivalents                    $  9,646,853          $    213,369
        Accounts receivable                                25,293                23,620
        Prepaid expenses                                   38,099                13,242
        Employee advances                                  16,351                 9,560
                                                     ------------          ------------
              Total Current Assets                      9,726,596               259,791
                                                     ------------          ------------

      PROPERTY CONCESSIONS
        Sierra Mojada, Mojada 3                            15,875                15,875
        Fortuna                                            76,725                76,725
        Esmeralda                                         255,647               255,647
        Esmeralda I                                       180,988               180,988
        U.M. Nortenos, Vulcano                          3,682,772             3,682,772
        La Blanca                                         122,760               122,760
                                                     ------------          ------------
              Total Property Concessions                4,334,767             4,334,767
                                                     ------------          ------------

     EQUIPMENT
        Office and mining equipment, net                  451,865               490,884
                                                     ------------          ------------
              Total Equipment                             451,865               490,884
                                                     ------------          ------------

        TOTAL ASSETS                                 $ 14,513,228          $  5,085,442
                                                     ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

        Accounts payable                             $    112,136          $     86,189
        Accrued liabilities and expenses                  172,720               189,046
        Other liabilities                                  10,000                15,873
        Note payable, current portion                       4,209                 4,209
                                                     ------------          ------------
              Total Current Liabilities                   299,065               295,317
                                                     ------------          ------------

     LONG-TERM LIABILITIES
        Note payable, net of current portion                5,260                 7,365
                                                     ------------          ------------

     COMMITMENTS AND CONTINGENCIES                             --                    --
                                                     ------------          ------------

     STOCKHOLDERS' EQUITY
        Preferred stock, $0.01 par
        value; 1,000,000 shares
        authorized,
              no shares outstanding                            --                    --
        Common stock, $0.01 par
        value; 50,000,000 shares
        authorized,
           34,101,661 and 20,404,585
           shares issued and
           outstanding, respectively                      341,017               204,047

        Additional paid-in capital                     27,218,675            19,852,673

        Stock options and warrants                      5,272,319             1,347,839
        Deficit accumulated during
        exploration stage                             (18,623,108)          (16,621,799)
                                                     ------------          ------------
              Total Stockholders' Equity               14,208,903             4,782,760

                                                     ------------          ------------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $ 14,513,228          $  5,085,442
                                                     ============          ============



     The accompanying condensed notes are an integral part of these interim consolidated financial statements.



                                     F/S-2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                                  November 8,
                                                                                                                     1993
                                                       Three Months Ended                Six Months Ended         (Inception)
                                                   ----------------------------    ----------------------------        to
                                                    April 30,       April 30,       April 30,       April 30,       April 30,
                                                      2006            2005            2006            2005            2006
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                   ------------    ------------    ------------    ------------    ------------
REVENUES                                           $         --    $         --    $         --    $         --    $         --
                                                   ------------    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and payroll expenses                       707,418         180,585         838,114         572,996       4,075,731
    Office and administrative expenses                  114,610         111,022         165,483         176,583       1,154,429
    Taxes and fees                                       54,136          26,944         173,678          47,027         663,119
    Professional services                               505,538         335,821         611,889         624,138       4,979,591
    Property expenses                                   135,492          14,655         145,427          71,535       2,089,530
    Depreciation                                         20,843          21,148          41,443          42,297         383,303
    Exploration and research                             53,710         271,736          71,862         736,521       5,405,948
                                                   ------------    ------------    ------------    ------------    ------------
       TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      1,591,747         961,911       2,047,896       2,271,097      18,751,650
                                                   ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (1,591,747)       (961,911)     (2,047,896)     (2,271,097)    (18,751,650)

OTHER INCOME (EXPENSES)
    Miscellaneous ore sales, net of expenses                 --         (31,449)        (41,537)          1,359         123,601
    VAT tax refunds                                          --              --          13,045              --         132,660
    Miscellaneous income                                 61,500              --          61,500              --          70,000
    Interest and investment income                       (3,292)         11,172          14,434          26,293          89,907
    Interest and financing expense                         (520)           (151)           (855)           (303)       (287,626)
                                                   ------------    ------------    ------------    ------------    ------------
    TOTAL OTHER INCOME                                   57,688         (20,428)         46,587          27,349         128,542
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                             (1,534,059)       (982,339)     (2,001,309)     (2,243,748)    (18,623,108)

INCOME TAXES                                                 --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $ (1,534,059)   $   (982,339)   $ (2,001,309)   $ (2,243,748)   $(18,623,108)
                                                   ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                                   $      (0.05)   $      (0.05)   $      (0.07)   $      (0.11)
                                                   ============    ============    ============    ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                         32,770,130      19,928,181      27,209,376      19,877,810
                                                   ============    ============    ============    ============



     The accompanying condensed notes are an integral part of these interim consolidated financial statements.

                                     F/S-3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                    Period from
                                                                                                   November 8, 1993
                                                                       6 Months Ended                (Inception)
                                                               -------------------------------            to
                                                                April 30,          April 30,           April 30,
                                                                  2006               2005                2006
                                                               (unaudited)        (unaudited)         (unaudited)
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (2,001,309)      $ (2,243,748)      $(18,623,108)
     Adjustments to reconcile net loss to net cash used
         by operating activities:
         Depreciation                                                41,443             42,297            383,363
         Noncash expenses                                                --                 --            126,864
         Common stock issued for services                                --                 --            966,538
         Common stock issued for compensation                       668,715            176,772          1,488,946
         Stock options issued for services                               --                 --            801,892
         Stock options issued for financing fees                         --                 --            276,000
         Common stock issued for payment of expenses                     --                 --            326,527
         Stock warrants issued for services                              --                 --            688,771
     (Increase) decrease in:                                             --
         Foreign property tax refund receivable                          --                 --                 --
         Marketable securities                                           --            650,000                 --
         Reclassification of markeetable securities                      --            600,000                 --
         Accounts receivable                                         (1,673)           (12,132)           (25,293)
         Prepaid expenses                                           (24,857)           (35,140)           (38,100)
         Employee advances                                           (6,791)            24,462            (16,351)
     Increase (decrease) in:                                             --
         Accounts payable                                            25,947            (35,582)           112,135
         Other liabilities                                           (5,873)            26,074             (1,664)
         Accrued liabilities and expenses                           (16,326)           (12,124)           204,378
                                                               ------------       ------------       ------------
               Net cash used by operating activities             (1,320,724)          (819,121)       (13,329,102)
                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                             --                 --           (484,447)
     Proceeds from investments                                           --                 --            484,447
     Equipment purchases                                             (2,424)            (7,598)          (795,205)
     Mining property acquisitions                                        --                 --         (4,452,631)
                                                               ------------       ------------       ------------
               Net cash used by investing activities                 (2,424)            (7,598)        (5,247,836)
                                                               ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock with warrants           10,758,737                 --         27,128,924
     Proceeds from sales of options and warrants                         --                 --            949,890
     Deposits for sale of stock                                          --             35,000            125,500
     Proceeds from shareholder loans                                     --                 --             30,000
     Payment of note payable                                         (2,105)            (2,105)           (10,523)
                                                               ------------       ------------       ------------
               Net cash provided by financing activities:        10,756,632             32,895         28,223,791
                                                               ------------       ------------       ------------

     Net increase (decrease) in cash and cash equivalents         9,433,484           (793,824)         9,646,853
     Cash and cash equivalents beginning of period                  213,369          1,384,030                 --
                                                               ------------       ------------       ------------

     Cash and cash equivalents end of period                   $  9,646,853       $    590,206       $  9,646,853
                                                               ============       ============       ============


SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Income taxes paid                                         $         --       $         --       $         --
     Interest paid                                             $        520       $        303       $    287,291

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                          $         --       $         --       $    966,538
     Common stock issued for compensation                      $    668,715       $    176,772       $  1,488,946
     Common stock issued for payment of expenses               $         --       $         --       $    326,527
     Common stock issued for equipment                         $         --       $         --       $     25,000
     Common stock options issued for financing fees            $         --       $         --       $    276,000
     Options issued for services                               $         --       $         --       $    801,892
     Warrants issued for services                              $         --       $         --       $    688,771
     Noncash expenses                                          $         --       $         --       $    126,864




     The accompanying condensed notes are an integral part of these interim consolidated financial statements.


                                     F/S-4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


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

Operating results for the six-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

                                     F/S-5

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


Concentration of Risk
---------------------

The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation
(FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities, all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $42,477 and $20,253 at April 30, 2006 and 2005, respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained Mexican petty cash balances of $157 and $1,542 at April 30, 2006 and 2005, respectively. At April 30, 2006, the Company's cash balances included $9,592,104 which was not federally insured.

Exploration Costs
-----------------

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the six months ended April 30, 2006 and 2005 were $71,862 and $736,521, respectively. The exploration costs expensed during the Company's exploration stage amount to $5,405,948.

Foreign Operations
------------------

The accompanying balance sheet at April 30, 2006 contains Company assets in Mexico, including: $4,334,767 in property concessions; $514,855 (before accumulated depreciation) of mining equipment; and $42,634 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Going Concern
-------------

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $2,001,309 for the six months ended April 30, 2006 and has an accumulated deficit of $18,623,108. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate based on current expense projections.


                                     F/S-6

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.


                                     F/S-7

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


NOTE 4 - CONCESSIONS IN THE SIERRA MOJADA DISTRICT

Sierra Mojada Mining Concessions
--------------------------------

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


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2006 and October 31, 2005, respectively:


                                     F/S-8

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


                                     April 30,      October 31,
                                       2006            2005
                                     ---------       ---------
Mining equipment                     $ 514,855       $ 514,855
Buildings and structures               141,061         141,061
Land - non mineral                      15,839          15,839
Vehicles                                42,068          42,068
Computer equipment                      91,211          88,787
Office equipment                         4,183           4,183
Furniture and fixtures                   8,185           8,185
                                     ---------       ---------
                                       817,402         814,978
Less:  Accumulated depreciation       (365,537)       (324,094)
                                     ---------       ---------

                                     $ 451,865       $ 490,884
                                     =========       =========

Depreciation expense for the periods ended April 30, 2006 and 2005 was $41,443 and $21,149 respectively.


NOTE 6 - CAPITAL STOCK

Preferred Stock
---------------

At its March 1, 2001 annual shareholders meeting, the Company approved a change to its articles of incorporation whereby the Company is authorized to issue 1,000,000 shares of $0.01 par value preferred stock. The specific features of the preferred stock are to be determined by the Company's board of directors. At April 30, 2006, there were no shares of preferred stock issued or outstanding.

Common Stock
------------

In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares also received a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years. During the six months ended April 30, 2006, the Company issued 13,448,483 shares of common stock under the aforementioned private placement, for cash consideration at $0.80 per share with attached warrants valued at an average of $0.29 per share. Net proceeds from this private placement were $10,758,737. The commission and other costs associated with this private placement were $339,816. In addition to the common stock issued through the private placement, 248,593 shares of common stock were issued for prior compensation at $2.69 per share.

Stock Options
-------------

On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. The Company has not issued any new options since 2002. As of April 30, 2006, there were 670,000 options outstanding and exercisable. Of this amount, 250,000 were granted to officers and directors of the Company.

                                     F/S-9

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


Summarized information regarding stock options outstanding and exercisable at April 30, 2006 is as follows:


                                  Options Outstanding                                      Options Exercisable
       --------------------------------------------------------------------------    ---------------------------------
                                                Weighted
                                                 Average             Weighted                             Weighted
                                                Remaining             Average                              Average
        Exercise            Number             Contractual           Exercise           Number            Exercise
          Price           Outstanding         Life (Years)             Price          Exercisable           Price

    $     1.25              100,000               3.27          $      1.25             100,000       $      1.25
          1.32              370,000               0.43                 1.32             370,000              1.32
          2.15              200,000               3.84                 2.15             200,000              2.15
       ------------    ------------------    ----------------      --------------    ---------------     -------------
    $   1.25-2.15           670,000               1.87          $      1.60             670,000       $      1.56
       ============    ==================    ================      ==============    ===============     =============

Warrants
--------

During the six months ended April 30, 2006, the Company issued 13,448,483 common stock warrants, exercisable at $1.25 per share. A value of $0.29 per warrant was allocated to these warrants with a total allocated value of $3,924,480 as part of the investment unit priced at $0.80 per share.


NOTE 7 - INCOME TAXES

At April 30, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $5,282,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.


                                     F/S-10

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
--------------------------------------------------------------------------------


The significant components of the deferred tax assets at April 30, 2006 and October 31, 2005 are as follows:

                                              April 30,            October 31,
                                                2006                  2005
                                            ------------          ------------
Net operating loss carryforward             $ 15,534,000          $ 13,572,000
                                            ============          ============


Deferred tax asset                          $  5,282,000          $  4,614,000

Deferred tax asset valuation allowance      $ (5,282,000)         $ (4,614,000)


As of April 30, 2006, the Company had net operating loss carryforwards of approximately $15,534,000, which expire in the years 2008 through 2026. The Company has recognized approximately $1,491,000 of losses from the issuance of stock options and warrants for services through fiscal 2005, which were not deductible for tax purposes. The change in the allowance account from October 31, 2005 to April 30, 2006 was $668,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.



                                     F/S-11