Form 10QSB
period 2006-07-31
METALLINE MINING CO
filed 2006-09-19
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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

There were 34,126,661 shares of the issuer's common stock, par value $0.01, outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

METALLINE MINING COMPANY
QUARTERLY REPORTON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2006	2

Consolidated Statements of Operations for the three-month and nine-month periods ended July 31, 2006 and
July 31, 2005 and for the period from inception
(November 8, 1993) to July 31, 2006	3

Consolidated Statements of Cash Flow for the nine-month
periods ended July 31, 2006 and July 31, 2005, and
for the period from inception (November 8, 1993)
to July 31, 2006	4

Condensed Notes to Consolidated Financial Statements	5

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	October 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,432,472	$213,369
Accounts receivable	35,720	23,620
Prepaid expenses	31,301	13,242
Employee advances	1,142	9,560
Total Current Assets	8,500,635	259,791

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	483,817	490,884
Total Equipment	483,817	490,884

TOTAL ASSETS	$13,319,219	$5,085,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$82,507	$86,189
Accrued liabilities and expenses	50,302	189,046
Other liabilities	28,744	15,873
Note payable, current portion	4,209	4,209
Total Current Liabilities	165,762	295,317

LONG-TERM LIABILITIES
Note payable, net of current portion	4,208	7,365

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized,
34,126,661 and 20,404,585 shares issued and outstanding, respectively	341,267	204,047
Additional paid-in capital	27,256,925	19,852,673
Stock options and warrants	5,265,069	1,347,839
Deficit accumulated during exploration stage	(19,714,012)	(16,621,799)
Total Stockholders' Equity	13,149,249	4,782,760

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,319,219	$5,085,442

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 8,
					1993
					(Inception)
	Three Months Ended		Nine Months Ended		to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	127,295	109,929	965,409	682,925	4,203,026
Office and administrative expenses	93,193	70,985	258,676	247,568	1,247,622
Taxes and fees	127,428	969	301,106	47,996	790,547
Professional services	219,191	141,585	831,080	765,724	5,198,782
Property expenses	12,370	44,281	157,797	115,816	2,101,900
Depreciation	26,060	20,630	67,503	62,927	409,363
Exploration and research	599,787	83,093	671,649	819,614	6,005,735
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,205,324	471,472	3,253,220	2,742,570	19,956,974

LOSS FROM OPERATIONS	(1,205,324)	(471,472)	(3,253,220)	(2,742,570)	(19,956,974)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	10,426	(13,710)	(31,111)	(12,351)	134,027
VAT tax refunds	-	-	13,045	-	132,660
Miscellaneous income	24,000	10,000	85,500	10,000	94,000
Interest and investment income	81,197	3,249	95,631	29,542	171,104
Interest and financing expense	(1,203)	(152)	(2,058)	(455)	(288,829)
TOTAL OTHER INCOME	114,420	(613)	161,007	26,736	242,962

LOSS BEFORE INCOME TAXES	(1,090,904)	(472,085)	(3,092,213)	(2,715,834)	(19,714,012)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,090,904)	$(472,085)	$(3,092,213)	$(2,715,834)	$(19,714,012)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.02)	$(0.10)	$(0.14)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	34,118,509	20,045,873	29,555,877	19,934,446

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	9 Months Ended		to
	July 31,	July 31,	July 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,092,213)	$(2,715,834)	$(19,714,012)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	67,503	62,927	409,363
Noncash expenses	-	-	126,864
Common stock issued for services	-	-	966,538
Common stock issued for compensation	668,715	176,772	1,488,946
Stock options issued for services	-	-	801,892
Stock options issued for financing fees	-	-	276,000
Common stock issued for payment of expenses	-	-	326,527
Stock warrants issued for services	-	-	688,771
Gain on sale of fixed assets	-	(10,000)	(10,000)
(Increase) decrease in:
Marketable securities	-	650,000	-
Reclassification of marketable securities	-	600,000	-
Accounts receivable	(12,100)	74,490	(35,720)
Prepaid expenses	(18,059)	(30,893)	(31,301)
Employee advances	8,418	24,462	(1,142)
Increase (decrease) in:
Accounts payable	(3,682)	(51,792)	82,507
Other liabilities	12,871	(30,918)	17,080
Accrued liabilities and expenses	(138,744)	12,022	81,958
Net cash used by operating activities	(2,507,291)	(1,238,764)	(14,525,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	-	(484,447)
Proceeds from investments	-	-	484,447
Proceeds from sale of fixed assets	-	10,000	10,000
Equipment purchases	(60,436)	(7,598)	(853,217)
Mining property acquisitions	-	-	(4,452,571)
Net cash used by investing activities	(60,436)	2,402	(5,295,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock with warrants	10,758,737	296,329	27,128,924
Proceeds from sales of options and warrants	-	-	949,890
Proceeds from exercise of warrants	31,250		31,250
Deposits for sale of stock	-	-	125,500
Proceeds from shareholder loans	-	-	30,000
Payment of note payable	(3,157)	(3,157)	(11,575)
Net cash provided by financing activities:	10,786,830	293,172	28,253,989

Net increase (decrease) in cash and cash equivalents	8,219,103	(943,190)	8,432,472
Cash and cash equivalents beginning of period	213,369	1,384,030	-

Cash and cash equivalents end of period	$8,432,472	$440,840	$8,432,472

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-	$-
Interest paid	$520	$455	$287,291

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$-	$-	$25,000

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

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

Operating results for the nine-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

Concentration of Risk
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities, all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $431,751 and $21,152 at July 31, 2006 and 2005, respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained a Mexican petty cash balance of $983 at July 31, 2005. At July 31, 2006, the Company’s cash balances included $8,332,472 which was not federally insured.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the nine months ended July 31, 2006 and 2005 were $671,649 and $819,614, respectively. The exploration costs expensed during the Company’s exploration stage amount to $6,005,735.

Foreign Operations
The accompanying balance sheet at July 31, 2006 contains Company assets in Mexico, including: $4,334,767 in property concessions; $514,855 (before accumulated depreciation) of mining equipment; and $431,751 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at July 31, 2006 and October 31, 2005, respectively:

	July 31, 2006	October 31, 2005
Mining equipment	$514,855	$514,855
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	76,856	42,068
Computer equipment	114,435	88,787
Office equipment	4,183	4,183
Furniture and fixtures	8,186	8,186
	875,415	814,979
Less: Accumulated depreciation	(391,598)	(324,095)
	$483,817	$490,884

Depreciation expense for the periods ended July 31, 2006 and 2005 was $67,503 and $62,927, respectively.

NOTE 6 - CAPITAL STOCK

Common Stock
In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares also received a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years. During the nine months ended July 31, 2006, the Company issued 13,448,483 shares of common stock under the aforementioned private placement, for cash consideration at $0.80 per share with attached warrants valued at an average of $0.29 per share. Net proceeds from this private placement were $10,758,737. The commission and other costs associated with this private placement were $339,816. During the nine months ended July 31, 2006, warrants for 25,000 shares were exercised for a cash consideration of $1.25 per share. In addition to the common stock issued through the private placement, 248,593 shares of common stock were issued for prior compensation at $2.69 per share.

Stock Options
On March 1, 2001, the Company's shareholders approved a qualified stock option plan. The number of shares eligible for issuance under the qualified plan is to be determined by the Company's board of directors. The Company has not issued any new options since 2002. As of July 31, 2006, there were 670,000 options outstanding and exercisable. Of this amount, 250,000 were granted to officers and directors of the Company.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

Summarized information regarding stock options outstanding and exercisable at July 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	100,000	3.02	$1.25	100,000	$1.25
1.32	370,000	0.18	1.32	370,000	1.32
2.15	200,000	3.59	2.15	200,000	2.15
$1.25-2.15	670,000	1.62	$1.60	670,000	$1.56

Warrants
During the nine months ended July 31, 2006, the Company issued 13,448,483 common stock warrants, exercisable at $1.25 per share. A value of $0.29 per warrant was allocated to these warrants with a total allocated value of $3,924,480 as part of the investment unit priced at $0.80 per share. During the nine months ended July 31, 2006, warrants for 25,000 shares were exercised for $1.25 per share.

NOTE 7 - INCOME TAXES

At July 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $5,653,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

The significant components of the deferred tax assets at July 31, 2006 and October 31, 2005 are as follows:

	July 31,	October 31,
	2006	2005
Net operating loss carryforward	$16,625,000	$13,572,000

Deferred tax asset	$5,653,000	$4,614,000
Deferred tax asset valuation allowance	$(5,653,000)	$(4,614,000)

As of July 31, 2006, the Company had net operating loss carryforwards of approximately $16,625,000, which expire in the years 2008 through 2026. The Company has recognized approximately $1,491,000 of losses from the issuance of stock options and warrants for services through fiscal 2005, which were not deductible for tax purposes. The change in the allowance account from October 31, 2005 to July 31, 2006 was $1,039,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

NOTE 8 - SUBSEQUENT EVENTS

The Company’s Board of Directors approved and adopted the 2006 Stock Option Plan, with a maximum of 5,000,000 shares of common stock. As of July 31, 2006, the exercise of options granted under “the Plan” is subject to the approval of shareholders to increase the Company’s authorized common stock.

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

Plan of Operation

The Company is an exploration stage company formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company (through its subsidiary) currently owns eight concessions that are located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company's objective is to define sufficient mineral reserves on these concessions to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico and owns these eight concessions through its wholly owned Mexican subsidiary, Minera Metalin S.A. de C.V.

The Company’s primary focus has been to explore the Sierra Mojada concessions to identify available mineral deposits and define a resource. From 1999 through early 2005 an oxide zinc resource has been defined that management has determined contains sufficient estimated zinc metal to justify a feasibility study of the mineralized material. A Feasibility Study has been initiated with Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 12 months is to continue work on the feasibility study to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is a detailed engineering and economic valuation of the iron oxide manto mineralized material. The study consists of five major elements: Metallurgy, Mine Plan, Extraction, Reduction and Water Development. The Metallurgy studies have been completed, results of which have been announced in a news release dated July 12, 2005. The Mine Plan studies contract has been awarded to Pincock Allen & Holt of Lakewood, Colorado. The mine plan studies are in progress and are estimated to require an additional four months to complete. The Mine Plan studies will determine the method used to mine the deposit, the associated mining costs and determine the production rate. When the production rate is determined the Extraction and Reduction plant can be designed and costed. The contemplated Extraction and Reduction process is known as Solvent Extraction Electrowinning (SXEW). Water Development is in progress and consists of drilling for a groundwater acquifer capable of producing sufficient water for the mine and plant.

The Company estimates that completion of a feasibility study will cost an additional $3.3 million and the Company expects that it will take an additional 12 to 18 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company's concessions, and construction of an Extraction and Reduction plant to extract metal from the ore that would be mined. The Company estimates that construction of a Mine (based on the Mine Plan) and Extraction and Reduction plant would cost approximately $400 million and take approximately 2 to 3 years to complete after completion of the feasibility study, assuming sufficient funding is available. The Company intends to finance construction costs with a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.

In order to finance the feasibility study and the business operations described above for corporate overhead through completion of the feasibility study, the Company has raised capital by selling unregistered shares of its common stock as described below in “Liquidity and Capital Resources.”

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

Results of Operations for the Period Ended July 31, 2006.

Nine months ended July 31, 2006 compared to the nine months ended July 31, 2005:

During the nine months ended July 31, 2006, the Company realized other income of $62,464 from the sale of zinc carbonate ore from the Company's San Salvadore mine, in accordance with a contract with Cameron Chemicals Inc., Norfolk, Virginia. Costs associated with the sale of the ore totaled $93,575 in the nine-month period ended July 31, 2006. There were ore sales of $235,021 in the nine-month period ended July 31, 2005. General and administrative expenses increased to $3,253,220 for the nine-month period ended July 31, 2006 as compared to $2,742,570 for the nine-month period ended July 31, 2005. The increase is primarily due to the costs associated with resumption of drilling activity on the Company's property, resulting in an increase in exploration-related expenditures of $170,501. Additionally, there was an increase in payroll costs of $282,484. For the nine months ended July 31, 2006, the Company experienced a loss of $3,092,213, or $0.10 per share, compared to a loss of $2,715,834, or $0.14 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the fiscal year ended October 31, 2005 by the sale of 7,580,150 shares of its common stock during the previous fiscal year at an average price of $1.00 per share, less issuance costs of $698,863, and the sale of 476,404 shares of common stock during the year ended October 31, 2005 at an average price of $0.98 per share. During the nine months ended July 31, 2006 the Company sold 13,448,483 shares in private placement transactions at a price of $0.80 per share, and issued 25,000 shares at $1.25 per share for exercise of a warrant. Due to the Company's substantial losses and minimal revenues, the Company's independent certified public accountants included a paragraph in the Company's 2005 financial statements relative to a going concern uncertainty.

The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company has estimated that completion of a feasibility study will cost approximately $6.3 million, but there can be no assurance that this estimate will not be revised upward. The Company expects to spend approximately $3.3 million in the next 12 months on the feasibility study. The Company believes the feasibility study will be completed in the next 12 to 18 months.

The Company's management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate for at least the next twelve months based on current expense projections. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

Cash flows for the nine months ended July 31, 2006 were as follows:

During the nine-month period ended July 31, 2006, the Company's cash position increased by $8,219,103, due to the private placement sale of 13,448,483 shares of the Company's common stock at a price of $0.80 per share. Also during this period, the Company used $2,507,291 in operating activities, principally in connection with maintaining the property and costs of the private placement, and implementation of a drilling program.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. At October 31, 2005 the Company has no accrual for reclamation and remediation obligations because management cannot make a reasonable estimate. Any reclamation or remediation costs related to abandoned concessions has been previously expensed

ITEM 3. Controls and Procedures.

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

The Company's management has also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits.

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to Articles of Incorporation, filed herewith.

3.3	Bylaws, as amended, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

METALLINE MINING COMPANY
An Exploration Stage Company

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

September 18, 2006	By:	/s/ Merlin D. Bingham
Date		Merlin D. Bingham, its President

September 18, 2006	By:	/s/ Wayne L. Schoonmaker
Date		Wayne L. Schoonmaker, its
Principal Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment to the Articles of Incorporation, filed herewith

3.3	Bylaws, as amended, filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

E-1