Form 10QSB/A
period 2006-07-31
METALLINE MINING CO
filed 2006-09-20
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB/A No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 34,126,661 shares of the issuer's common stock, par value $0.01, outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

This Item 4 was omitted from the Company’s 10-QSB filed with the Securities and Exchange Commission on September 19, 2006.

Results of Annual General Meeting of Shareholders

        The Company held its Annual General Meeting of Shareholders on July 7, 2006 at the Coeur d’Alene Inn, West 414 Appleway, Coeur d’Alene, Idaho at 10:00 a.m. Mountain time. Shareholders representing 23,645,532 shares or 69.3% of the shares authorized to vote (34,109,787) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. Shareholders approved the following:

Proposal #1 - Expansion of the Board	For	Against	Abstain

To approve the expansion of the board to four directors.	23,040,461	44,217	12,904

Proposal #2 - Election of Directors	Voted For	Withheld

The election of the three Nominees to the Company's Board to serve until the Company’s 2007 Annual Meeting of Stockholders or until successors are duly elected and qualified:

Merlin D. Bingham	23,061,158	36,424

Roger Kolvoord	23,060,158	37,424

Wesley Pomeroy	23,067,858	29,724

Proposal #3 - Election of Fourth Director	For	Against	Abstain	Withheld

The election of Robert Kramer to the Company's Board to serve until the Company’s 2007 Annual Meeting of Stockholders or until his successor is duly elected and qualified.	22,387,261	59,107	14,154	12,060

Proposal #5 - Amendment to Articles	For	Against	Abstain

To approve an amendment to the Company's Articles of Incorporation to delete the requirement that shareholders must decide the number of directors to hold office during the ensuing term.	22,819,975	219,661	57,946

Proposal #6 - 2006 Stock Option Plan	For	Against	Abstain	Broker Non-Vote

To approve the adoption of the Company’s 2006 Stock Option Plan.	13,816,718	388,753	670,920	9,424,232

The following proposal was not approved by the shareholders because the proposal was a non-routine voting matter for the brokers, and without the broker votes, the Company did not receive an affirmative vote from a majority of the shares entitled to vote, as required under Nevada General Corporation Law:

Proposal #4 - Amendment to Articles	For	Against	Abstain	Broker Non-Vote

To approve an amendment to the Company's Articles of Incorporation authorizing the Company to issue 160,000,000 shares of which 150,000,000 shares shall be Common Stock, $0.01 par value, and 10,000,000 shares shall be Preferred Stock, $0.01 par value.	14,526,853	298,558	50,980	9,424,232

Proxies were solicited under the Schedule 14A proxy statement filed with the Securities and Exchange Commission on May 31, 2006.

ITEM 5. Other Information.

The Company amended its Bylaws during the period covered by this report and should have reported the amendments on Form 8-K. The following amendments to the Bylaws were effective May 1, 2006:

The first sentence of Section 3.7, Quorum, of the Company’s Amended and Restated Bylaws was amended to require one-third of all shares entitled to vote at a meeting of the shareholders to constitute a quorum. Previously, Section 3.7 provided that a majority of the shares outstanding constitutes a quorum.

The last sentence of Section 3.10, Voting, of the Company’s Amended and Restated Bylaws was amended to require that the affirmative vote of a majority of the shares cast in favor of a proposal shall be the act of the shareholders. Section 3.10 previously provided that a majority of the shares represented at a meeting shall be the act of the shareholders.

Article 11, Indemnification, of the Company’s Amended and Restated Bylaws was amended to include a more detailed description of the extent to which the Company is permitted by applicable law to indemnify any person serving or who has served as director, officer, employee, fiduciary or agent. Article 11 was also amended to add a provision on the limitation of director liability as permitted by Nevada General Corporation Law.

ITEM 6. Exhibits.

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to Articles of Incorporation.(2)

3.3	Bylaws, as amended.(2)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.
(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

METALLINE MINING COMPANY
An Exploration Stage Company

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

September 20, 2006	By: /s/ Merlin D. Bingham
Date	Merlin D. Bingham, its President

September 20, 2006	By: /s/ Wayne L. Schoonmaker
Date	Wayne L. Schoonmaker, its Principal Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to Articles of Incorporation.(2)

3.3	Bylaws, as amended.(2)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(3)	Incorporated by reference from Form 10-SB, filed October 15, 1999.
(4)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.