Form 10KSB
period 2006-10-31
METALLINE MINING CO
filed 2007-01-31
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 0-27659

METALLINE MINING COMPANY
(Name of small business issuer in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1330 E. Margaret Ave., Coeur d’Alene, ID 83815
(Address of principal executive offices, including zip code)

Issuer's telephone number: (208) 665-2002

Securities registered under Section 12(b) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year: None.

As of January 19, 2007, there were 34,207,912 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on January 19, 2007, is $100,160,035.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

When we use the terms "Metalline Mining Company," the "Company," "we," "us," "our," or "Metalline," we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Terms" at the end of this section. Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Cautionary Statement about Forward-Looking Statements" section of this document for an explanation of these types of assertions.

Item 1.  DESCRIPTION OF BUSINESS

Background and Corporate Structure

Metalline Mining Company (the "Company") is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns twelve concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”). The Company's objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V.

General Development of the Business

Mining operations are typically developed in phases. These phases include:

1) Exploration - exploring to identify available mineral deposits, securing a legal right to exploit a deposit and define a resource;

2) Preliminary development - conducting a feasibility study to engineering factors, construction plans, and expected operating costs so as to determine whether deposits may be profitably extracted; and

3) Development - consisting of constructing mine working and processing plant and procuring and installing related equipment so that mining operations may be started.

The Company has completed the first phase, by exploring the Sierra Mojada concessions to identify available mineral deposits, securing a legal right to exploit the deposit and defining a resource. From 1999 through early 2005 an oxide zinc mineralization has been defined that management has determined contains sufficient estimated zinc metal to justify a feasibility study of the mineralized material.

The Company is now in the midst of performing second phase activities. A feasibility study has been initiated for the Company by Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 12 months is to continue work on the feasibility study to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is a detailed engineering and economic valuation of the iron oxide manto mineralized material. The study consists of six major elements: Resource Model, Metallurgy, Mine Plan, Extraction, Reduction and Water Development. The Metallurgy studies have been completed, results of which have been announced in a news release dated July 12, 2005. The resource model, a tedious process dependent upon other engineering results, continues in progress. The Mine Plan studies contract has been awarded to the firm of Pincock, Allen and Holt. The mine plan studies involve three stages of progressively more definitive work. These are a scoping stage, a preliminary design phase, and a detailed design phase. The scoping stage of Mine Plan studies will evaluate methods to mine the deposit, determine the optimum method to mine the deposit, the associated capital and mining costs and determine feasible production rates. The production rate for the project is determined through an economic evaluation that seeks to optimize the expected return on investment based on consideration of the resource model and interactions with the mining method, the extraction and reduction plants in the context of the expected capital and operating costs of the entire system. A baseline design case using concentration of oxide zinc minerals and refining the concentrate using solvent extraction and electrowinning (SXEW) is used to compare the economic efficiency of various engineering alternatives. After the optimum approach is determined, the engineering design is developed in stages of increasing complexity and detail. Throughout this process, standard engineering practices are employed to progressively reduce the engineering and economic uncertainties.

Water Development is in progress and consists of drilling for a groundwater supply capable of producing water for the mine and plant in volumes adequate to meet water supply requirements estimated by the engineering groups performing the feasibility study. The water exploration program has been conducted by Metalline staff working with our consulting hydrologist, the Barranca Group. During 2006, the Company drilled 22 holes to provide information about water. Eight of these yielded air lift tests in excess of 50 gallons per minute from depths of 200 meters or less. One hole, which was completed using an open hole completion technique, tested at a rate of 152 gallons per minute during a 24 hour pump test. The water produced from the well is brackish with a temperature of 30 C, as is water from many nearby exploration holes. Our consulting engineers state that the water quality is adequate for process use, but the quality is too low to meet standards for human drinking water. These results suggest that a suitable water supply can be identified.

The Company estimates that completion of a feasibility study will cost an additional $3.3 million and the Company expects that it will take an additional 12 to 18 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to secure financing for the construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company's concessions and for Concentration and Reduction plants to extract metal from the ore that would be mined. The Company estimates that construction of a mine and extraction and reduction plant would cost approximately $400 million and take approximately two to three years to complete after completion of the feasibility study, assuming sufficient funding is available. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.

A description of work completed in the exploration phase and initiated in the feasibility phase follows.

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

Exploration from 1997 to 1999 concentrated on the polymetallic copper, silver, zinc, lead mineralization north of the Sierra Mojada Fault. The Veta Rica, Once, San Jose and other mines located in the western part of the district were mapped and channel sampled. In the eastern part of the District in the Encantada and Fronteriza mines, copper, silver, zinc, lead mineralization has been mapped, channel sampled and drilled and is known as the Polymetallic Manto. Work on the polymetallic mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted on the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the solvent extraction electrowinning ("SXEW”) process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible. Now that the Company's work on the oxide zinc mineralization is in the feasibility study stage, the Company anticipates continued exploration of the polymetallic mineral system north of the Sierra Mojada Fault.

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

In 2004, the Company retained Reserva International, LLC, an independent contractor specializing in resource evaluation, to generate a preliminary block model evaluation based upon the data compiled from the Company's and its joint venture partner's accumulated database to determine the size and grade of the mineralization of the Iron Oxide Manto and the Smithsonite Manto. Based on the estimates generated from the block model evaluation, the Company has determined that the estimated mineralization justifies a feasibility study of the Iron Oxide Manto.

Although the Company is of the opinion that sufficient mineralized material has been defined to justify construction of a mine, extraction plant and refinery, the Company still must complete a feasibility study to determine whether a mining operation may be profitably conducted. This study will consist of a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material to determine the viability and profitability of the potential operation. As part of this work, the resource model will be reevaluated to insure its compliance with applicable engineering norms and the engineering and geostatistical standards applicable to project evaluations of this quality.

The Company initiated the feasibility study in 2004, retaining Green Team Consultants International cc ("GTI"), of Johannesburg, South Africa. Metalline’s selection of GTI was partially due to GTI’s experience conducting the feasibility study for the Skorpion mine and its involvement in the project execution up to hot commissioning. Norman Green, managing member of GTI, was the Anglo Base Metals Project Manager for the Skorpion Zinc Project, while other members of GTI were deployed in area manager and various technical roles in the integrated Anglo Base Metals Team. The Anglo Base Metals Project Team was responsible for the overall management of the EPCM contractor during project execution and commissioning. After commissioning, various members of GTI remained involved during the ramp-up phase to assist with operator training, plant optimization and remedial work. The Skorpion mine is the first, and to date the only, mine in the world using the solvent extraction electrowinning process for extracting Special High Grade zinc (SHG 99.995%) from oxide zinc ore.

SXEW is a hydrometallurgical process that has about a 30% lower cost for extracting zinc than the pyrometallurgical process used at smelters by essentially all other zinc mining operations around the world. The Company anticipates that using the SXEW process will enable the Company to extract zinc more efficiently and economically than its competitors.

GTI, as general contractor for the feasibility study, has retained Pincock, Allen & Holt ("PAH") of Lakewood, Colorado to prepare the mine plan as part of the feasibility study for the Project.

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

Principals of GTI, PAH and SRK have completed a tour and examination of the Sierra Mojada Property, reviewed the project data, conducted underground examination of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

On July 12, 2005, the Company released the results of Mint-Tek's metallurgical test work. The test work focused on demonstrating the viability of using a combination of dense media separation ("DMS") and flotation processes to successfully produce a zinc oxide concentrate from representative samples taken from the Sierra Mojada mineralization. The report included a conceptual block flow diagram showing the key DMS and flotation steps followed by conventional zinc refining using leach, solvent extraction and electrowinning. The Company believes that the ability to produce a concentrate which can be shipped economically would be a major contributing factor to the potential success of the Project because it would allow the Company to choose the best site for a refinery based upon the tax regime, cost of power and other capital and operating cost inputs available at various locations. In addition, the report noted that acid-consuming mineral such as limestone and dolomite would be discarded in the concentration process, which would reduce sulphuric acid consumption in the refinery process.

Min-Tek's test work of the Sierra Mojada samples indicated that a zinc oxide concentrate with a zinc content of 30% can be produced at an overall concentrator zinc recovery of 75% to 80%. The concentrate produced responded well to atmospheric leaching with dilute sulphuric acid, and refinery leach extraction efficiency was above 98%. The concentrator operating cost is expected to be approximately $5 to $8 per ton of ore treated, which is offset by the fact that the sulphuric acid consumption in the refinery leach step is expected to be 70% less than that achievable with direct leaching of the ore.

The Company expects to continue to optimize the concentrating process route by conducting further test work to confirm key aspects of the flowsheet and to enhance overall recovery and concentrate grade. In particular, the incorporation of cleaner and scavenger steps in the flotation circuit and the potential to recover zinc from slimes produced in the process provides further upside potential.

Feasibility study work continues to determine the mining method and its related costs and to determine the production rate. During 2006, one core hole was drilled into the rocks that are within the block of ground considered to be within the resource model. This hole was drilled for quality control purposes. Although the core from this hole has been assayed, and the results appear to confirm previous work, no detailed statistical analysis has yet been performed on these results relative to previous results.

We also performed surface core drilling, underground core drilling, and underground percussion drilling in areas outside of the oxide zinc resource. This work also included, surveying, mapping and channel sampling in the La Esmeralda mine and in older mine workings between the San Salvador mine shaft and extensive older workings to the west. No historic data is available for the La Esmeralda mine, which produced ore from the Lead Manto south of the Sierra Mojada Fault and the copper, silver, polymetallic mineralization north of the Sierra Mojada Fault. The Company expects that if underground mining methods are employed, access to the Iron Oxide Manto mineralization will enter through ground upon which La Esmeralda is located, and the location of the existing workings must be determined as part of the mine plan for the feasibility study. Channel samples in these workings have been collected and have produced a few thousand samples of mineralized material, which consist of north side copper-silver mineralization and south side oxide zinc mineralization. The company has also completed an extensive sampling program in the vicinity of the La Norteña workings in the area of the Fronteriza mine shaft, where extensive workings for silver and coppers ore were developed historically. Not all of the assay results for this area have yet been received from the laboratory. Although the assays values for many samples are high, the 3-dimensional geometric relationships between the numerous samples are complex and it would be difficult to present the results to the public in a meaningful and complete manner. The Company will release these results only after geostatistical modeling has been completed and a proper engineering report can be issued.

The Company has nearly completed condemnation drilling of areas identified as the potential surface plant location and for tailings disposal. The objective of this drilling is to insure that no mineralized bodies lie beneath the area where surface structures would be built and to provide information of the engineering properties of the ground in these areas. The results of this drilling confirm that there are no shallow ore bodies present in these areas. The company contracted for and received a high resolution digital elevation model (DEM) of the area and terrain corrected orthophotographs. This information is used by the engineers of the feasibility team and in various submissions to government agencies. The Company has issued a contract for an environmental and social impact studies. The project will be executed to comply with the high standards of the Mexican government as well as those promulgated by the World Bank. Two seasonal biological transects have been completed for areas that may be impacted by surface facilities and tailings disposal. So far those studies have not disclosed the presence of any endangered plant or animal species in the area. A field examination was completed by representatives of the INAH (Mexican National Institute of Archeology and History) to determine if the project would have archaeological and historical impacts. This work disclosed no problems. Baseline weather records have been located and a recording weather station has been installed on the proposed plant site.

The Company had a mining operation in the Smithsonite Manto that has been shipping zinc carbonate ore to the United States for use as a micronutrient for the fertilizer industry. During the period ended October 31, 2006, the Company realized other income from the sale of the zinc carbonate ore. The Company ceased mining the zinc carbonate ore in 2005 and shipped the last ore from inventory in September 2006.

Employees

Metalline Mining Company currently has five employees, four of which are full time and one part time. Approximately 50 employees are employed under contract to our Mexican operating company Contratistas de Sierra Mojada S.A. de C.V. Our Mexican holding company, Minera Metalin S.A. de C.V., has no employees.

Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS:

Exploration Stage Mining Company With No History of Operation

The Company is in its exploration stage, has very limited operating history, and is subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the fiscal years ended October 31, 2006 and 2005 we suffered net losses of $11,193,037 and $3,302,161, respectively. At October 31, 2006 there was stockholders' equity of $11,122,129 and a working capital of $6,175,396. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.

See the "Plan of Operation" below for a description of management's plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.

No Commercially Mineable Ore Body; Resources and Reserves

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

We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of zinc reserves, including many factors beyond our control, and no assurance can be given that the recovery of zinc will be realized. In general, estimates of recoverable zinc resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable zinc, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable zinc resources can be made at this time, if ever.

Our Business Plan is Highly Speculative and its Success Depends on Mineral Development in the Sierra Mojada Concessions

Our business plan is focused primarily on developing and operating a mine in the Company’s Sierra Mojada concessions and to identify reserves, as described herein. Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. We are subject to all of the risks inherent in mineral development (as described in more detail below), including identification of commercial projects, operation and revenue uncertainties, market sizes, profitability, market demand, and commodity price fluctuations. Further, the economic feasibility of any development project is based upon, among other things, estimates of the size and grade of reserves, proximity to infrastructures and other resources (such as water and power), production rates, capital and operating costs, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks.

Risks Inherent in the Mining Industry

The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following:

•	competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;

•	the Company, the concession holder, might not be able raise enough money to pay the fees, taxes and perform labor necessary to maintain the concessions in good force

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

•
operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and the Company may not be able to comply with these regulations and controls;

•	a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining;

•	mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and

•	the availability of water, which is essential to mining and milling operations.

THE BUSINESS OF MINERAL EXPLORATION IS SUBJECT TO MANY RISKS:

Nature of Zinc Exploration and Development

Zinc exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any natural resource property, there can be no assurance that commercial deposits of zinc will be produced from our concessions. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of water and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of zinc and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Fluctuating Price for Metals

The Company's operations will be greatly influenced by the prices of commodities, including silver, copper, lead, zinc, and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company's control, including interest rates, expectations for inflation, speculation, currency values, in particular the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

Mining Concessions

The Company holds mining concessions in Mexico. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government. Ownership of the concessions provides the Company with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company currently anticipates that it will build mining infrastructure needed on land in part owned by the Company and in part owned by the local municipality. Initial communications with the municipality officials indicate that they will be willing to negotiate the necessary agreements, but there can be no assurance that an agreement that is satisfactory to the Company will be reached.

Title to Our Mineral Properties May be Challenged

Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of these claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually check the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of October 2006, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

Our Activities are in Mexico, which is Subject to Political and Economic Instability

We currently conduct exploration activities in Mexico. Although the country is considered economically stable, it has from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in this country, including:

•	political instability and violence;

•	war and civil disturbance;

•	expropriation or nationalization;

•	changing fiscal regimes;

•	fluctuations in currency exchange rates;

•	high rates of inflation;

•	underdeveloped industrial and economic infrastructure; and

•	unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to, among other things:

•	production restrictions;

•	price controls;

•	export and import controls;

•	income and other taxes;

•	maintenance of claims;

•	environmental legislation;

•	foreign ownership restrictions;

•	labor;

•	welfare benefit policies;

•	land use;

•	land claims of local residents;

•	water use; and

•	mine safety.

We cannot accurately predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows. In management’s judgment, these risks are very much less than the equivalent risks would be for a project of a similar nature conducted in the United States.

Environmental Controls

Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company. In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

Availability of Water; Shortages of Supplies and Materials.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Mining and ore processing requires large volumes of water. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. In addition, the mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the Company’s costs of such supplies and materials.

Operational Hazards; Uninsured Risks

The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons. Although the Company maintains insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation. The realization of any significant liabilities in connection with our mining activities as described above could negatively affect our results of operations and the price of our common stock.

Capital Requirements and Liquidity; Need for Subsequent Funding

Although the Company has no immediate need for additional funds in order to finance its proposed business operations for the next 12 to 18 months, the Company's operations after completion of the feasibility study will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds for implementing its mine plan after completion of the feasibility study, it may be forced to curtail or cease its activities. Equity financing, if available, may result in substantial dilution to existing stockholders.

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE:

Need for Additional Key Personnel; Reliance on Officers and Directors

At the present, the Company employs four full-time and one part-time employee in the United States, and relies on the personal efforts of its officers and directors. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

Indemnification of Officers and Directors for Securities Liabilities

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

RISKS RELATING TO OUR COMMON STOCK:

No Dividends Anticipated

At the present time the Company does not anticipate paying dividends, cash or otherwise, on its common stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. There can be no assurance that the Company will pay dividends.

Our Stock Price Can Be Extremely Volatile

The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response to announcements of our business developments and drill results, progress reports on our feasibility study, the metals markets in general, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our Common Stock.

Item 2.DESCRIPTION OF PROPERTY

The Company owns the following twelve mining concessions, including the buildings and equipment located thereon:

Concession		Title No.	hectares

Sierra Mojada		198513	4,767.3154
Mojada 2*		227585	3,500.0000
El Retorno*		216681	817.6548
Mojada 3	new title (reduced)	226756	772.0000
Unificacion Mineros Nortenos		169343	336.7905
Esmeralda I (97.6839)		187776	145.0000
Esmeralda		212169	117.5025
La Blanca		220569	33.5044
Fortuna		160461	13.9582
Los Ramones*		223093	8.6039
El Retorno Fracc. 1*		223154	5.5071
Vulcano		83507	4.4094

Total			10,522.2462

*	Documentation of the acquisition of these concessions was not available until fiscal year beginning November 1, 2006. Total cost for these concessions was approximately $32,000 in the aggregate.

The twelve concessions total 10,522 hectares (26,040 acres). The Company owns 100% of the twelve concessions pursuant to purchase agreements with the previous owners. A number of prior established concessions that are not owned by the Company are located within the largest concession, the Sierra Mojada concession. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government. Annual assessment work in excess of statutory annual requirements can be carried forward to apply against the work required for future years. The value of our accumulated carry forwards on our concessions would meet future requirements for many years.

The Company has applied for an additional concession of 2400 hectares in an area located to the NW of the Town of Esmeralda. This concession is called Dormidos, and it is contiguous with our other concessions. Government officials requested a modified application for this concession and it is being created. We expect that title to this concession will ultimately be granted to the Company.

The Company is using a new process under newly revised Mexican mineral land law to seek title to certain small parcels within and bounded by our concessions. These parcels are very old concessions that appear to have been abandoned and where the precise locations of the concession corners are uncertain. The concessions involved are more than one kilometer away from the area being studied in our feasibility study. The new law appears to grant the Company, as owners of the surrounding concessions, an exclusive right to award of these concessions. A governmental process to grant such title in under development and our applications are serving as test cases. We cannot anticipate when a final determination will be made on these applications.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate any necessary agreements with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company owns surface rights to three lots in the area (Sierra Mojada lottes #1, #2, and #7) and the preliminary location of the surface plant is mostly on these lots. The Company currently anticipates that it will build mining infrastructure needed on land partly owned by the local municipality. The municipality officials indicate that they will grant the necessary agreements. The preliminary location for the tailing impoundment is on land owned by the Ejido Esmeralda, an agricultural cooperative. The Company has entered into a fifty year lease agreement with the Ejido for the use of this land and up to 50 Ha of common use land elsewhere on the Ejido. The Company has entered into preliminary agreements with other Ejidos and with private landholders to obtain surface trespass and use rights to drill water wells, to complete and test water wells, and to build water pipelines from well sites to the Companies holdings near Sierra Mojada. The Company is moving to perfect these agreements by having them executed and filed before a Notary Public.

The concessions are located within a mining district known as the Sierra Mojada District (the "District"). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. See Exhibit 99.1 attached hereto and incorporated herein by reference for a map showing the location of the mine. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range. The District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada. The District is accessible from Torreon by vehicle via 250 kilometers of paved road. There is a well maintained, 1,100 meter, gravel airstrip in the District as well as a railroad connecting with the National Railway at Escalon and at Monclova.

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

Much of the infrastructure required for a mine, including access to roads, electricity and rail lines, is already in place due to the historical mining operations conducted in the District. The Company may need additional high power transmission lines if we put in a SXEW plant and the mine. The Municipality is seeking to evaluate the adequacy of the current power system for the future needs of the community, and has funding to increase the capacity of the power lines. The Company will work with the Municipality to assess these needs as the power requirements are received from our feasibility team. At present, we foresee no great problem meeting the power requirements of mine and concentrator. On the other hand, we question whether Mexico has or will have adequate excess power capacity to meet the requirements of an SXEW plant of the size we anticipate. As part of the feasibility study, we are evaluating other options for the SXEW plant site. Results from mapping, sampling, drilling and inspection of existing workings indicate that large mineralized resources can be developed within and adjacent to the existing workings and in unexplored stratigraphic units outside of and below the existing mine workings. The Company anticipates that it would also build additional infrastructure, including mine access, a dry tailings disposal site and a Concentrator. Tailings might be placed back below the ground as backfill of stopes, if we have an underground mine, or might be stacked in a protected location on Ejido Esmeralda land to the east of the town of Esmeralda. The Company will complete entering into agreements with the landowners of all surface rights not owned by the Company before completion of a feasibility study.

The Company's corporate offices are located at 1330 East Margaret Avenue, Coeur d'Alene, Idaho 83815, and its telephone number is (208) 665-2002 and fax number is (208) 665-0041. The Company’s website is www.metalin.com. The Company's facilities in Mexico include offices, residences, shops, warehouse buildings and mining equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico. The Company's telephone and fax number in Mexico is 52 872 761 5129. Electric power has been upgraded to 13,200 volts and lines run to the office compound, the shops and the San Salvador and Encantada mines. The San Salvador and the Encantada mines have been electrified and the main levels are wired. San Salvador and Encantada head frames and hoists have been rebuilt and upgraded. The hoist on the Fronteriza shaft is current undergoing a major overhaul and repair. The Company has chosen not to obtain insurance on some its facilities and equipment because it would be difficult to obtain the insurance and the cost would outweigh the value. In management's opinion, the Company's plant and equipment are mostly in good condition and well maintained, and adequate round-the-clock security is provided.

Glossary of Common Terms

The terms defined in this section are used throughout this Form 10-KSB.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Mineralized Material
Zinc bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

Ore, Ore Reserve, or Mineable Ore Body	The part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Reserves
Estimated remaining quantities of mineral deposit and related substances anticipated to be recoverable from known accumulations, from a given date forward, based on:

(a) analysis of drilling, geological, geophysical and engineering data;

(b) the use of established technology; and

(c) specified economic conditions, which are generally accepted as being reasonable, and which are disclosed.

Resources
Those quantities of mineral deposit estimated to exist originally in naturally occurring accumulations.

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered.
Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Stratigraphic units	A body of rock established as a distinct entity, geologically classified, based on any of the properties or attributes or combinations thereof that rocks possess.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Unproved property	A property or part of a property to which no reserves have been specifically attributed.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on September 25, 2006 (the “Special Meeting”). At the Special Meeting, the shareholders approved the following:

Proposal #1 -Increase Authorized Common Stock	For	Against	Abstain	Broker Non-Votes

Approval of an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 50,000,000 shares to 160,000,000 shares.	22,781,856	677,562	39,463	—

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the American Stock Exchange under the symbol MMG. The following table sets forth the high and low closing prices of the Company's Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com) and BigCharts (http://bigcharts.marketwatch.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High Bid Price		Low Bid Price

Fiscal Year End October 31, 2006	4th Quarter (8/1/06 – 10/31/06) 3rd Quarter (5/1/06 – 7/31/06) 2nd Quarter (2/1/06 – 4/30/06) 1st Quarter (11/1/05 – 1/31/06)	$ $ $ $	3.24 5.67 2.97 2.39	$ $ $ $	1.51 2.45 1.82 0.72

Fiscal Year End October 31, 2005	4th Quarter (8/1/05 – 10/31/05) 3rd Quarter (5/1/05 – 7/31/05) 2nd Quarter (2/1/05 – 4/30/05) 1st Quarter (11/1/04 – 1/31/05)	$ $ $ $	1.25 1.45 2.09 2.31	$ $ $ $	0.84 0.90 1.35 1.55

The closing price of the Common Stock as reported on January 19, 2007, was $3.11 per share.

Holders

As of January 19, 2007, there were 275 holders of record of the Company's Common Stock, who collectively held 34,207,912 issued and outstanding shares of Common Stock.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Equity Compensation Plans Information

The Company's Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in 2001 with stockholder approval, and the 2006 Stock Option Plan (the "2006 Plan") in May 2006 and obtained stockholder approval in July 2006.

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's compensation plans as of October 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,360,000(1)	$2.41	2,426,000(2)

Equity compensation plans not approved by security holders	227,353(3)	$1.25	—

Total	3,587,353	$2.34	2,426,000

(1)
Includes: (i) options to acquire 610,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) options to acquire 2,750,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)	Includes: (i) 230,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) 2,196,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., and (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company.

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

On October 24, 2006 the Company granted 36,000 shares of Common Stock to the Company’s independent directors as compensation for services. Although the shares have accrued, the Company is delinquent on issuing the share certificates. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock will be issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act").

On October 31, 2006 the Company granted 18,000 shares of Common Stock to the Company’s independent directors as compensation for services. Although the shares have accrued, the Company is delinquent on issuing the share certificates. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock will be issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act").

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities;

•	Business strategies and development of our business plan; and

Forward-looking statements also typically include words such as "anticipate", "estimate", "expect", "potential", "could" or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors," many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

As stated in the section of this report titled “General Development of the Business” the primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the oxide zinc mineralization. The study consists of six major elements: Resource Model, Metallurgy, Mine Plan, Extraction, Reduction and Water Development. The resource model is currently being revised and when the revision is complete it will be used interactively with the mining and concentrator team to optimize the baseline business case for the study. The Resource Model will then be subjected to a technical audit.

The Company will also audit and improve its sample collecting, sample preparation, and data logging technical processes. It will also acquire improved geological information requested by its engineers in completing their studies. The new studies will include geotechnical studies and other testing to confirm the applicability of various mining methods to the rocks at Sierra Mojada. The Company will analyze a large sampling of rocks from within the boundaries of the current Resource Model grade shell for other metals that might be recovered as coproducts of mining zinc. The elements being considered include silver, cadmium, indium, gallium, germanium, and cobalt.

Metallurgical studies will continue with an objective of improving the design of the concentrator circuit for processing of zinc as well as to evaluate the existing circuit as applied to the recovery of silver. The scoping study phase of the mine plan will be completed by evaluating interactions and optimizations between mine plan, concentrator and refinery sizing, and the resource model. On completion of this activity, the basic mine method(s) and project capacities will be frozen and mine planning will be carried to the next level of detail. The location of the refinery, the extraction and reduction plant will then be finalized, using the results of a previously performed alternatives analysis, and the details of refinery location and design will be attacked. GTI has previously completed fairly mature concentrator and refinery designs.

Water development will be completed, several wells will be completed and tested, and application will be made to the appropriate agency (the Comisión Nacional de Agua) to grant the Company water rights. Environmental, Social, and permitting studies will be continued and completed by our consultants. Weather-, noise-, and air-quality-monitoring will be performed. A documented community out-reach program is already underway and will be continued with our workers, the local community, the local government and appropriate agencies in State and Federal governments. All of this work will be done to comply with Mexican regulations, laws, and norms and with sustainable development considerations as described in the International Finance Corporations “Performance Standards on Social and Environmental Sustainability” and the Environment Assessment required by the World Bank’s “Equator Principles”.

The Company is improving its general business capabilities in Mexico so that it is capable of performing the ramp up in activity required by our business objectives. We are selectively improving the quality of our workforce at all levels. We will become fully compliant with labor registration, safety, health and training requirements, and environmental registration. Until that time, we do not have to comply in these areas because we were grandfathered into compliance.

Some overarching business objectives in our activities are: to systematically reduce the significant risk factors listed earlier in this document; to reach the level of certainty required to comply with SEC Industry Guide 7; and to meet the level of quality required for our Feasibility Study to be acceptable to financial institutions to support funding decisions. Two disciplines help us to reach these objectives. First, generally accepted international engineering practice is based on methodology to achieve progressive reduction of risk and progressive reduction in economic uncertainties as studies progress. Second, outside technical/engineering auditors are retained to insure that work is done to the quality required by the engineering norms.

The Company will continue its program to explore for new mineralization. This effort is most intensely focused on areas of silver-copper mineralization close to mine workings that might be constructed to access and work the zinc oxide manto. The purpose of this work is both to identify areas that might be mined as well as to insure that contemplated mine workings do not render mineralization unmineable that might otherwise be exploited. The Company is aware of other areas within its concessions that it believes may have significant exploration potential. As resources are available, or specific opportunities are identified, such areas may receive exploration attention.

In the past the Company has evaluated various opportunities for generating near-term revenues from small scale mining from its concessions, and it will continue to do so in the future. However, it will only engage in such operations if 1) they are not diversionary to the task of completing the Feasibility Study; 2) they are safe for our workers; 3) the business risk is low; 4) the opportunity is affordable; 5) the profit potential is significant to a company of our size. We have no current plans to enter any such venture.

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

Results of Operations

During the twelve months ended October 31, 2006, the Company realized other income of $224,348 as compared to $165,231 for the twelve month period ending October 31, 2005. General and administrative expenses increased to $11,417,385 for the twelve month period ended October 31, 2006 as compared to $3,467,392 for the fiscal year ended October 31, 2005. The increase is primarily due to the increase in office and administrative expenses of $105,798, increase in exploration of $411,893, professional services increase of $688,226 and increase in taxes and fees of $212,566. Additionally, there was an increase in payroll costs of $4,761,642, which was primarily due to the expensing of stock options granted during the twelve months ended October 31, 2006, and an increase in directors fees of $1,836,165. For the twelve months ended October 31, 2006, the Company experienced a loss of $11,193,037, or $0.36 per share, compared to a loss of $3,302,161, or $0.16 per share, during the comparable period in the previous year.

Liquidity and Capital Resources

During the year ended October 31, 2006 the Company sold 13,456,084 shares in private placement transactions at a price of $0.80 per share, which included a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share with an exercise period of 5 years, and issued 25,000 shares at $1.25 per share for exercise of a warrant. The Company financed its obligations during the fiscal year ended October 31, 2006 by the sale of these shares of its common stock, less issuance costs of $339,816.

The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company has estimated that completion of a feasibility study will cost approximately $6.3 million, but there can be no assurance that this estimate will not be revised upward. Assuming adequate funding is available, the Company expects to spend approximately $3.3 million in the next 12 months on the feasibility study. The Company believes the feasibility study will be completed in the next 12 to 18 months. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately.

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

Cash flows for the year ended October 31, 2006 were as follows:

During the twelve month period ended October 31, 2006, the Company's cash position increased by $6,401,625, which includes cash, cash equivalents and marketable securities, due to the private placement sale of 13,456,084 shares of the Company's common stock at a price of $0.80 per share. Also during this period, the Company used $4,623,450 in operating activities, principally in connection with maintaining the property and costs of the private placement, implementation of a surface exploration drilling program and continued feasibility study funding, which includes the water development drilling.

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

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Foreign Currency Translation

While the Company’s functional currency is the U.S. dollar, the majority of its operations are in Mexico. The assets and liabilities relating to Mexican operations are exposed to exchange rate fluctuations. The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate during the period. Realized gains or losses are included in income for the year as a result of operations. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

The Company currently reports stock issued to employees under the rules of SFAS No. 123 and therefore, the Company’s accounting for stock options and warrants are not affected by the issuance of SFAS No. 123R, except for how it relates to modification of existing options.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 and issued SFAS No. 123R.

Warrants were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 80%, a risk-free interest rate of 5% and an exercise term of five years.

The fair value of options was determined using the Black-Scholes option pricing model using a risk free interest rate of 5% and a volatility of 80%.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. At October 31, 2006 the Company has no accrual for reclamation and remediation obligations because management cannot make a reasonable estimate. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this annual report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures  (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in such definition.

The Company's management has also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

Unless otherwise indicated in their employment agreement executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers are currently involved in any legal proceedings.

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience
Merlin Bingham President and Chairman of the Board of Directors	1996	73

Since October 1996, Mr. Bingham has been the President and Chairman of the Board of Directors of the Company. From 1963 to 1983 Mr. Bingham worked in exploration for mining and oil companies in the western U.S. and Alaska, Zambia, the United Arab Emirates, Ecuador and Mexico. From 1983 to 1996, Mr. Bingham has been a consulting geologist. Mr. Bingham received a B.S. degree in Mineralogy from the University of Utah in 1963

Roger Kolvoord, Executive Vice President and Director	Director since 2002; Officer since 2003	67
Dr. Kolvoord has been a director of the Company since August 2002 and was appointed Vice President, Business in April 2003. Dr. Kolvoord has a B.S. degree in geology from the University of Michigan, a M.S. in Mineralogy form the University of Utah, and a Ph.D. in geochemistry from the University of Texas at Austin. He worked in exploration and exploration research for Kennecott Copper Company, Ranchers Exploration and Development Corporation, and ARCO, and operated a services company providing field services to oil and gas and mining companies. He has extensive mining and energy exploration experience. He was a manager with the Boeing Company for 14 years, working mainly in program management and new business development capacities in information systems and in remote sensing and geospatial information (mapping) ventures. An Associate Technical Fellow of the Boeing Company, he returned to private consulting practice in 2000. Mr. Kolvoord is an active member of the American Association of Petroleum Geologists and the Society of Mining Engineers. He resides in the Puget Sound region of Washington.

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Wesley Pomeroy, Director	2005	52
Mr. Pomeroy was appointed to the Board of Directors in September 2005. Mr. Pomeroy is currently President of The Joe Dandy Mining Company, which has had gold properties in Cripple Creek, Colorado since 1887. He is a member of the Front Range Oil and Gas LLC and the POMOCO LLC (Pomeroy Oil Company). He is also currently a consulting geologist with Vortex Petroleum Inc. and has been associated since 1977 with various exploration and oil and gas companies. Also since 1977 Mr. Pomeroy has been a member in good standing of the American Association of Petroleum Geologists and the Rocky Mountain Association of Geologists. Mr. Pomeroy received a Bachelor of Science degree in geology from Colorado State University in 1977 and an MBA from the University of Colorado in 1990. Mr. Pomeroy is a registered Professional Geologist for the State of Wyoming. He resides in the Denver, Colorado area.

Robert Kramer, Director	2006	60
Robert Kramer, C.A., was elected to the Board of Directors in July 2006.  Mr. Kramer is the co-founder and Chief Executive Officer of Current Technology Corporation (OTCBB:CRTCF). The company was formed in 1987 to research, develop and commercialize electrotherapeutic products for the treatment of hair loss. An entrepreneur by nature, with a particular interest in the financial sector, he has been a founder/principal of a number of private companies offering commercial mortgages, venture capital and tax driven investments. Prior to co-founding Current Technology, he was a joint venture partner in an enterprise that raised funding for approximately 20 public mining companies conducting exploration activities in Western Canada. A graduate of the University of California, Berkeley with a degree in economics, Mr. Kramer has been a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia for over 30 years. Mr. Kramer is a Registered  Certified Public Accountant in the State of Illinois.  In 2005 he was admitted as a Fellow to The Institute of Chartered Securities and Administrators.

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Terry Brown, Vice President-Operations	2005	47
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

Wayne Schoonmaker, Treasurer and Secretary	1997	69
Mr. Schoonmaker was appointed Secretary & Treasurer of the Company in August 1997 and has held that position since that time. He is also Secretary & Treasurer and Director of Independence Lead Mines Company of Wallace, Idaho. During the period of 1979 through 1993, Mr. Schoonmaker was employed at Asarco Incorporated as Chief Accountant of the Troy Mine and as Financial Manager of Asarco's Northwest Mining Department. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Wesley Pomeroy and Robert Kramer. Mr. Pomeroy and Mr. Kramer are each "independent" as that term is defined in Section  121A of the American Stock Exchange listing standards and in Item 7(d)(3)(iv) of Schedule 14A. Mr. Kramer is the financial expert for the audit committee. See “Management” for information about Mr. Kramer’s relevant experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company's year ended October 31, 2006, and as of January 19, 2007 there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5, other than Merlin Bingham (as to one transaction on one Form 4), Roger Kolvoord (as to one transaction on one Form 4), Terry Brown (as to one transaction on one Form 4), and Wesley Pomeroy (as to one transaction on one Form 4).

Code of Ethics

On May 1, 2006, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company's corporate policies and with the law.

Item 10. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years October 31, 2006, 2005 and 2004 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers") See "Certain Relationships and Related Transactions".
SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION									LONG TERM COMPENSATION
									Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation(4)			Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation ($)

Merlin Bingham, President	2006 2005	$ $	206,000 201,563	$ $	0 0	$ $	0 0		1,000,000 0	0 0	0 0	0 0
	2004		$101,563		$0		$60,938	(1)	0	0	0	0

Roger Kolvoord, Executive Vice President	2006 2005	$ $	187,000 81,250	$ $	0 0	$ $	0 0		750,000 0	0 0	0 0	0 0
	2004		$118,750		$0		$74,479	(1)	0	0	0	0

Terry Brown, Vice President, Operations	2006 2005 2004	$ $	125,000 56,160 0	$ $ $	0 0 0	$ $ $	0 0 0		250,000 0 0	0 0 0	0 0 0	0 0 0

(1)	Represents the value of the shares of the Company’s Common Stock issued as compensation for services rendered, based on the fair market value of such shares on the date of issuance.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Merlin Bingham

Effective January 1, 2007, Merlin Bingham entered into an Executive Employment Agreement with the Company, pursuant to which he will receive a base annual salary of $206,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.

According to the severance terms of the Executive Employment Agreement, upon termination of employment by the Company without cause, the executive will receive a severance payment equal to twelve months salary. Upon a change in control (which is defined in the agreement), the executive will receive a severance payment equal to twelve months salary following the expiration of his Executive Employment Agreement. The agreement may also be terminated at any time by the executive, with 30 days’ notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.

Roger Kolvoord

Effective January 1, 2007, Roger Kolvoord entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $187,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.

Terry Brown

Effective January 1, 2007, Terry Brown entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $125,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.

There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2006 to the Named Executive Officers.

OPTION/SAR GRANTS IN PREVIOUS YEAR - 2006
INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date

Merlin Bingham	1,000,000	50%	$2.59	May 1, 2016

Roger Kolvoord	750,000	37.5%	$2.59	May 1, 2016

Terry Brown	250,000	12.5%	$2.59	May 1, 2016

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values

The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

AGGREGATED OPTION/SAR EXERCISED IN LAST FINANCIAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised Options/SARs at FY-End ($) Exercisable/ Unexercisable

Merlin Bingham	Nil	Nil	Nil	Nil

Roger Kolvoord	Nil	Nil	Nil	Nil

Terry Brown	Nil	Nil	Nil	Nil

Compensation of Directors

Prior to October 24, 2006, the Company did not have any standard arrangements pursuant to which the Company's directors are compensated for services as directors. The following director compensation was adopted effective October 24, 2006.

The independent directors of the Company are compensated $7,500 per fiscal quarter, plus 9,000 shares of the Company’s Common Stock per fiscal quarter for their services. In addition, they have been and may be compensated with discretionary stock option grants. No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

The Company does not have any standard arrangements pursuant to which the Company's non-independent directors are compensated for services as directors.

Other Arrangements

During the fiscal year end October 31, 2006, the Company compensated the following directors, who are not Named Executive Officers, for their services as directors as follows:

To Wesley Pomeroy, (i) options to purchase 250,000 shares of Common Stock at an exercise price of $2.59 per share, expiring on May 1, 2016; (ii) $35,000 cash; and (iii) 42,000 shares of Common Stock, which have accrued, but the Company is delayed in issuing the stock certificates.

To Robert Kramer, (i) options to purchase 500,000 shares of Common Stock at an exercise price of $2.59 per share, expiring on May 1, 2016; (ii) $10,000 cash; and (iii) 12,000 shares of Common Stock, which have accrued, but the Company is delayed in issuing the stock certificates.

Repricing of Options

None.

Item 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 19, 2007, the number of shares of the Company's Common Stock beneficially owned by each of the Company's current directors, the Company's executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Metalline Beneficial Ownership	Percent of Metalline Common stock

Merlin Bingham 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	President and Director	2,445,639(1)	6.9%

Roger Kolvoord 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Executive Vice President and Director	1,210,406(2)	3.5%

Wayne Schoonmaker 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Treasurer, Secretary	89,568	*

Wesley Pomeroy 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Director	592,000(3)	1.7%

Terry Brown 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Vice President-Operations	312,500(4)	*

Robert Kramer 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Director	529,250(5)	1.5%

All current directors, executive officers and named executive officers as a group (six persons)		5,179,363(6)	13.9%

* Indicates less than one percent.

(1) Includes: (i) options to acquire 1,000,000 shares of the Company’s common stock at $2.59 per share until May 1, 2016; (ii) options to acquire 100,000 shares of the Company’s common stock at $2.15 per share until March 1, 2010; and (iii) options held by  Mr. Bingham’s spouse to acquire 50,000 shares of the Company’s common stock at $1.32 per share until October 4, 2010.

(2) Includes: (i) options to acquire 750,000 shares of the Company’s common stock at $2.59 per share until May 1, 2016; and (ii) options to acquire 100,000 shares of the Company’s common stock at $1.25 per share until August 6, 2009.

(3) Includes 150,000 warrants exercisable at $1.25 per share and expiring on February 20, 2011. Also includes options to acquire 250,000 shares of the Company’s common stock at $2.59 per share until May 1, 2016.

(4) Includes: (i) options to acquire 10,000 shares of the Company’s common stock at $2.00 per share until October 1, 2012; and (ii) options to acquire 250,000 shares of the Company’s common stock at $2.59 per share until May 1, 2016.

(5) Includes: (i) warrants to acquire 17,250 shares of the Company’s common stock at $1.25 until February 20, 2011; and (ii) options to acquire 500,000 shares of the Company’s common stock at $2.59 per share until May 1, 2016.

(6) Includes securities reflected in footnotes 1 - 5.

Security Ownership of Certain Beneficial Owners

As of January 19, 2007, the Company was not aware of any person who beneficially owned, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock.

Securities Authorized for Issuance Under Equity Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,360,000(1)	$2.41	2,426,000(2)

Equity compensation plans not approved by security holders	227,353(3)	$1.25	—

Total	3,587,353	$2.34	2,426,000

(1)
Includes: (i) options to acquire 610,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) options to acquire 2,750,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)	Includes: (i) 230,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) 2,196,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., and (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company.

Changes in Control

None.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company receives rent-free office space in Coeur d'Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.

In January and February 2006, Wesley Pomeroy, a director of the Company, participated in a private placement with the Company whereby Mr. Pomeroy purchased, and the Company issued, 150,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock at $1.25 per share and exercisable for five years. The private placement is described in the Management's Discussion and Analysis section, above.

In February 2006, the Company paid to Robert Kramer a consulting fee of $13,800 and a warrant to purchase 17,250 shares of Common Stock at $1.25 per share and expiring on February 20, 2011.

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since November 1, 2004, or in any proposed transaction, which has materially affected or will affect the Company.

PART IV

Item 13.	EXHIBITS

(a)	Exhibits

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation,[2] and enclosed herewith.

3.2	Bylaws.[2]

4.1	2000 Equity Incentive Plan, enclosed herewith.

4.2	2006 Stock Option Plan, enclosed herewith.

10.1	Subscription Agreement between the Company and subscribers, dated March 6, 2006.[3]

10.2	Employment Agreement with Merlin Bingham, effective January 1, 2007, enclosed herewith.

10.3	Employment Agreement with Roger Kolvoord, effective January 1, 2007, enclosed herewith.

10.4	Employment Agreement with Terry Brown, effective January 1, 2007, enclosed herewith.

14	Code of Ethics, enclosed herewith.

21.1	Subsidiaries of the Registrant, enclosed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.S. serves as our independent registered public accounting firm.

Audit Fees

Our principal accountant, Williams & Webster, P.S., billed us aggregate fees in the amount of approximately $35,395 for the fiscal year ended October 31, 2006 and approximately $21,647 for the fiscal year ended October 31, 2005. These amounts were billed for professional services that Williams & Webster, P.S. provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-KSB.

Audit-Related Fees

There were no fees billed by Williams & Webster, P.S. for audit-related services rendered during fiscal years ended October 31, 2006 and 2005.

Tax Fees

There were no fees billed by Williams & Webster, P.S. for tax services rendered during fiscal years ended October 31, 2006 and 2005.

All Other Fees

There were no other services provided by Williams & Webster, P.S. during fiscal years ended October 31, 2006 and 2005.

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee's charter (adopted May 1, 2006) provides that the audit committee must:

•
Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002).

•
Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries.

The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Date: January 31, 2007	By:	/s/ Merlin Bingham
Merlin Bingham, President and Principal Executive Officer

Date: January 31, 2007	By:	/s/ Wayne Schoonmaker
Wayne Schoonmaker, Secretary and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 31, 2007	By:	/s/ Merlin Bingham
Merlin Bingham, Director

Date: January 31, 2007	By:	/s/ Roger Kolvoord
Roger Kolvoord, Director

Date: January 31, 2007	By:	/s/ Wesley Pomeroy
Wesley Pomeroy, Director

Date: January 31, 2007	By:	/s/ Robert Kramer
Robert Kramer, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METALLINE MINING COMPANY
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4 - F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

[The balance of this page has been intentionally left blank.]

The Board of Directors
Metalline Mining Company
Coeur d'Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (a Nevada corporation and an exploration stage company) as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2006 and 2005, and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from November 8, 1993 (inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 30, 2007

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$689,994	$213,369
Marketable securities	5,925,000	-
Accounts receivable	35,934	23,620
Prepaid expenses	14,288	13,242
Employee advances	-	9,560
Total Current Assets	6,665,216	259,791

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	611,966	490,884
Total Equipment	611,966	490,884

TOTAL ASSETS	$11,611,949	$5,085,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$238,198	$86,189
Accounts payable - Related Parties	125,460	-
Accrued liabilities and expenses	116,162	189,046
Other liabilities	10,000	15,873
Note payable, current portion	-	4,209
Total Current Liabilities	489,820	295,317

LONG-TERM LIABILITIES
Note payable, net of current portion	-	7,365

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized,
34,207,912 and 20,404,585 shares issued and outstanding, respectively	342,079	204,047
Additional paid-in capital	26,831,539	19,852,673
Stock options and warrants	11,763,347	1,347,839
Deficit accumulated during exploration stage	(27,814,836)	(16,621,799)
Total Stockholders' Equity	11,122,129	4,782,760

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,611,949	$5,085,442

	(0)

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2006	2005	2006

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	5,558,746	797,104	8,796,363
Office and administrative expenses	415,281	309,483	1,404,227
Taxes and fees	307,919	95,353	797,360
Professional services	1,017,180	328,954	5,384,852
Directors fees	1,836,165		1,836,165
Property expenses	113,962	186,057	2,058,065
Depreciation	89,355	83,557	431,245
Exploration and research	2,078,777	1,666,884	7,412,863
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	11,417,385	3,467,392	28,121,139

LOSS FROM OPERATIONS	(11,417,385)	(3,467,392)	(28,121,139)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	(30,896)	7,964	134,242
VAT tax refunds	13,045	119,615	132,660
Rental income	85,500	8,500	94,000
Miscellaneous income (expense)	(14,484)	-	(14,484)
Interest and investment income	174,698	29,758	250,171
Interest and financing expense	(3,515)	(606)	(290,286)
TOTAL OTHER INCOME	224,348	165,231	306,302

LOSS BEFORE INCOME TAXES	(11,193,037)	(3,302,161)	(27,814,836)

INCOME TAXES	-	-	-

NET LOSS	$(11,193,037)	$(3,302,161)	$(27,814,836)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.36)	$(0.16)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	30,748,662	20,014,313

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Stock Options and Warrants	Accumulated Deficit During Exploration Stage	Total
Common stock issuance
prior to inception (no value)	960,800	$9,608	$(9,608)	$-	$-	$-	$-

1:5 reverse common stock split	(768,640)	(7,686)	7,686	-	-	-	-

Net loss for the year ended October 31, 1994	-	-	-	-	-	(8,831)	(8,831)
Balances, October 31, 1994	192,160	1,922	(1,922)	-	-	(8,831)	(8,831)

3:1 common stock split	384,320	3,843	(3,843)	-	-	-	-

Net loss for the year ended October 31, 1995	-	-	-	-	-	(7,761)	(7,761)
Balances, October 31, 1995	576,480	5,765	(5,765)	-	-	(16,592)	(16,592)

Issuances of common stock as follows:
- for par value at transfer of ownership	2,000	20	-	-	-	-	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	-	-	-	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	-	-	-	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	-	-	-	15,000
- for mineral property at $0.01 per share	900,000	9,000	-	-	-	-	9,000

Net loss for the year ended October 31, 1996	-	-	-	-	-	(40,670)	(40,670)
Balances, October 31, 1996	3,134,339	31,344	153,485	-	-	(57,262)	127,567

Issuances of common stock as follows:
- for cash at an average of $0.61 per share	926,600	9,266	594,794	-	-	-	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	-	-	-	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	-	-	-	31,530

Options issued as follows:
- 300,000 options for cash	-	-	3,000	-	-	-	3,000

Net loss for the year ended October 31, 1997	-	-	-	-	-	(582,919)	(582,919)
Balances, October 31, 1997	4,452,439	44,525	941,352	-	-	(640,181)	345,696

Issuances of common stock as follows:
- for cash at an average of $1.00 per share	843,500	8,435	832,010	-	-	-	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	-	-	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	-	-	-	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	-	-	-	325,000

Options issued or granted as follows:
- 1,200,000 options for cash	-	-	120,000	-	-	-	120,000
- for financing fees	-	-	-	-	60,000	-	60,000
- for consulting fees	-	-	-	-	117,000	-	117,000

Warrants issued for services	-	-	-	-	488,980	(488,980)	-

Net loss for the year ended October 31, 1998	-	-	-	-	-	(906,036)	(906,036)
Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

 The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Stock Options and Warrants	Accumulated Deficit During Exploration Stage	Total
Balance, October 31, 1998	6,092,739	$60,928	$2,757,694	$(300,000)	$665,980	$(2,035,197)	$1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	-	-	-	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	-	-	-	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	267,500	-	(45,000)	-	225,000
- issuance of options for financing fees	-	-	-	-	216,000	-	216,000
- expiration of options	-	-	60,000	-	(60,000)	-	-

Stock subscription received	-	-	-	300,000	-	-	300,000

Net loss for the year ended October 31, 1999	-	-	-	-	-	(1,423,045)	(1,423,045)
Balance, October 31, 1999	7,217,095	72,172	3,977,350	-	776,980	(3,458,242)	1,368,260

Stock option and warrant activity as follows:
Exercise of options at $0.86 per share	950,000	9,500	1,090,750	-	(288,000)	-	812,250
Warrants issued for services	-	-	-	-	55,000	-	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	-	-	-	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	-	-	-	153,360
- for equipment at $1.67 per share	15,000	150	24,850	-	-	-	25,000

Net loss for the year ended October 31, 2000	-	-	-	-	-	(882,208)	(882,208)
Balances, October 31, 2000	9,742,595	97,427	9,217,330	-	543,980	(4,340,450)	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	25,560	-	(10,760)	-	15,000
- Options issued for consulting fees	-	-	-	-	740,892	-	740,892
- Warrants issued for consulting fees	-	-	-	-	144,791	-	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	494,076	-	3,424	-	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	-	-	-	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	-	-	-	36,900
- for services at $2.45 per share	6,000	60	14,640	-	-	-	14,700
- for services at $1.50 per share	12,000	120	17,880	-	-	-	18,000

Net loss for the year ended October 31, 2001	-	-	-	-	-	(2,069,390)	(2,069,390)
Balance, October 31, 2001	10,069,595	100,697	9,849,466	-	1,422,327	(6,409,840)	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	-	-	-	100,000
- for cash and warrants at $1.50 per share	96,000	960	134,400	-	8,640	-	144,000
- for cash and warrants at $1.50 per share	66,667	667	93,333	-	6,000	-	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	-	-	-	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	-	-	-	-	61,000	-	61,000

Net loss for the year ended October 31, 2002	-	-	-	-	-	(765,765)	(765,765)
Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$-	$1,497,967	$(7,175,605)	$4,706,760

 The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

						Accumulated
			Additional	Stock	Stock	Deficit During
	Common Stock		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$-	$1,497,967	$(7,175,605)	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	-	-	-	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	-	-	-	829,999
- for cash and warrants at $1.50 per share	7,000	70	9,847	-	583	-	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	-	-	-	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	-	-	-	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	-	-	-

Net loss for the year ended October 31, 2003	-	-	-	-	-	(1,107,228)	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	11,955,285	(38,000)	1,498,550	(8,282,833)	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,802	6,805,485	-	-	-	6,881,287
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	-	-	-	152,271
- for services at various prices	141,286	1,413	153,801	-	-	-	155,214

Stock subscription received	-	-	-	38,000	-	-	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	-	-	-	-

Net loss for the year ended October 31, 2004	-	-	-	-	-	(5,036,805)	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	19,064,992	-	1,498,550	(13,319,638)	7,441,419

Common stock issued for cash at an average of $0.98 per
share with attached warrants valued at an average of
$0.28 per share	476,404	4,764	329,806	-	132,159	-	466,729

Common stock issued for compensation at an average
of $1.00 per share	176,772	1,768	175,005	-	-	-	176,773

Expiration of stock warrants	-	-	282,870	-	(282,870)	-	-

Net loss for the year ended October 31, 2005	-	-	-	-	-	(3,302,161)	(3,302,161)

Balance, October 31, 2005	20,404,585	$204,047	$19,852,673	$-	$1,347,839	$(16,621,799)	$4,782,760

Common stock issued for cash at an average of $0.80 per
share with attached warrants valued at $0.29 per share	13,374,833	133,748	7,153,399		3,924,480		11,211,627

Common stock issued for services at $0.80 per share
with attached warrants valued at $0.29 per share	73,650	736	36,855		21,358		58,949

Stock option and warrant activity as follows:
- Options issued for compensation at $2.18 per share					4,360,000		4,360,000
- warrants issued for services at $1.92 per share			(403,215)		403,215		-
- Options & warrants for directors fees at an average of
$2.17 per share					1,665,705		1,665,705

Modification of options					48,000		48,000

Common stock issued for compensation at an average
of $0.80 per share	248,593	2,486	154,389				156,875

Exercise of warrants at $1.25 per share	25,000	250	38,250		(7,250)		31,250

Adjustment of private placement selling price	81,251	812	(812)				-

Net loss for the year ended October 31, 2006	-	-	-	-	-	(11,193,037)	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$26,831,539	$-	$11,763,347	$(27,814,836)	$11,122,129

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,193,037)	$(3,302,161)	$(27,814,836)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	89,355	83,557	431,245
Noncash expenses	-	-	126,864
Common stock issued for services	58,949	-	1,025,487
Common stock issued for compensation	156,875	176,772	977,106
Options issued for compensation	4,360,000		4,360,000
Options and warramts issued for directors fees	1,665,705		1,665,705
Stock options issued for services	48,000	-	849,892
Stock options issued for financing fees	-	-	276,000
Common stock issued for payment of expenses	-	-	326,527
Stock warrants issued for services	-	-	688,771
(Increase) decrease in:			-
Accounts receivable	(12,314)	64,544	(35,934)
Prepaid expenses	(1,046)	(11,190)	(14,288)
Employee advances	9,560	24,462	-
Increase (decrease) in:			-
Related party payable	125,460	-	125,460
Accounts payable	152,009	28,959	238,198
Contracts payable	(4,209)	-	-
Accrued liabilities and expenses	(78,757)	59,474	126,162
Net cash used by operating activities	(4,623,450)	(2,875,583)	(16,647,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	(5,925,000)	1,250,000	(5,925,000)
Purchase of investments	-	-	(484,447)
Proceeds from investments	-	-	484,447
Equipment purchases	(210,437)	(7,598)	(987,405)
Mining property acquisitions	-	-	(4,452,631)
Net cash used by investing activities	(6,135,437)	1,242,402	(11,365,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	11,211,627	466,729	27,581,814
Proceeds from sales of options and warrants	31,250	-	981,140
Deposits for sale of stock	-	-	125,500
Proceeds from shareholder loans	-	-	30,000
Payment of note payable	(7,365)	(4,209)	(15,783)
Net cash provided by financing activities:	11,235,512	462,520	28,702,671

Net increase (decrease) in cash and cash equivalents	476,625	(1,170,661)	689,994
Cash and cash equivalents beginning of period	213,369	1,384,030	-

Cash and cash equivalents end of period	$689,994	$213,369	$689,994
-

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-	$-
Interest paid	$3,515	$606	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$-	$-	$25,000
Common stock options issued for financing fees	$-	$-	$276,000

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

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

The Company expects to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V.

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada project located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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
OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Risk

The Company maintains its domestic cash in two commercial depository accounts. These accounts, as well as the certificates of deposits held by the Company, are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000 each. Funds held in preferred stock, totaling $4,500,000, are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $184,679 and $30,110 at October 31, 2006 and 2005 respectively, are denominated in pesos and are considered uninsured. At October 31, 2006, the Company’s cash balances and marketable securities included $4,684,679 which were not federally insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the years ended October 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,174,723 shares and 1,833,887 shares outstanding at October 31, 2006 and 2005, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended October 31, 2006 and 2005 were $2,078,777 and $1,666,884, respectively. The exploration costs expensed during the Company’s exploration stage amount to $7,412,863.

Exploration Stage Activities

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2006 and 2005.

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

Foreign Operations

The accompanying balance sheet at October 31, 2006 contains Company assets in Mexico, including: $4,334,767 in mineral properties; $533,124 (before accumulated depreciation) of mining equipment; and $184,679 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities

Pursuant to Statement of Financial Accounting Standards No. 115, the Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. At October 31, 2005 the Company held no marketable securities. A portion of the proceeds from the recent private placement was invested with a major securities investment firm in marketable securities pending a need for the funds, and at October 31, 2006 the Company held $5,925,000 in available-for-sale marketable securities, consisting of $4,500,000 in preferred securities (including treasury inflation protected securities and auction rate preferred securities) and $1,425,000 in fixed income securities (certificates of deposit) with terms of less than one year. For both types of securities, cost (carrying value) approximates market value.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.

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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At October 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $6,500,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at October 31, 2006 and 2005 were as follows:

	October 31,	October 31,
	2006	2005
Net operating loss carryforward	$19,100,000	$14,900,000

Deferred tax asset	$6,500,000	$5,000,000
Deferred tax asset valuation allowance	$(6,500,000)	$(5,000,000)

At October 31, 2006, the Company has net operating loss carryforwards of approximately $19,100,000, which expire in the years 2008 through 2026. The change in the allowance account from October 31, 2005 to 2006 was $1,500,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2006, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No.133 and 140” (hereafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition Policy

The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectibility of the contract price is considered probable. As of October 31, 2006, the Company has not recognized revenues.

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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings. The following is a summary of property, equipment, and accumulated depreciation at October 31, 2006 and 2005:

	2006	2005
Communication Equipment	$10,179	$
Mining equipment	589,751		514,855
Buildings and structures	141,061		141,061
Land - non mineral	15,839		15,839
Vehicles	152,030		42,068
Computer equipment	120,664		88,787
Office equipment	9,446		4,183
Furniture and fixtures	888		8,185
	1,039,858		807,380
Less: Accumulated depreciation	(427,892)		(324,094)
	$611,966		$490,884

Depreciation expense for the years ended October 31, 2006 and 2005 was $89,355 and $83,557, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PROPERTIES—CONCESSIONS

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
OCTOBER 31, 2006

NOTE 4 - PROPERTIES—CONCESSIONS (continued)

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

NOTE 5 - LONG-TERM LIABILITIES

The Company’s long-term liabilities at October 31, 2006 and 2005 are as follows:

	2006	2005
Note payable to bank, due July of 2008,
monthly principal and interest payments
at 4.94%, collateralized by a vehicle	$0	$11,574

Less: Current portion	0	(4,209)
	$0	$7,365

The Loan balances were paid off in the year ended October 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d’Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 7 - COMMON STOCK

During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock for cash consideration at an average of $0.80 per share and 73,650 shares valued at $0.80 per share for services received. Included with each share purchased was a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share with and exercise period of 5 years. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. There were also 54,000 shares of common stock granted to the Company’s independent directors at an average value of $2.32 per share for services received. Although the shares were due to the directors at October 31, 2006, they have not yet been issued. In addition, 248,593 shares of common stock were issued to employees of the Company for prior compensation at an average value of $2.69 per share during the year ended October 31, 2006.

During the year ended October 31, 2005, the Company issued 476,404 shares of common stock for cash consideration at an average of $0.98 per share. In addition, 176,772 shares of common stock were issued to officers and employees of the company at an average of $1.00 per share in payment of accrued wages. On September 28, 2005 the Company authorized the issuance of 7,500,000 shares of common stock at a price of $0.80 per share, to include with each share purchased a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share and with an exercise period of 5 years. Accordingly, options to purchase 476,404 shares of common stock were issued during the year ended October 31, 2005.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 7 - COMMON STOCK (continued)

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

During the year ended October 31, 2002, the Company sold 162,667 common stock units with an ascribed cash value of $229,360 for common stock, and $14,640 for warrants. The Company also issued 50,000 shares of common stock under the Penoles agreement for cash at $2.00 a share. (See Note 11.) Additionally, 86,078 shares of common stock valued at $104,875 were issued as compensation to officers. On May 20, 2002, the Company authorized the offering of 1,000,000 common stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock.

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
OCTOBER 31, 2006

NOTE 7 - COMMON STOCK (Continued)

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

NOTE 8 - STOCK OPTIONS

During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the Stock Option Plan of 2006 with an exercise price of $2.59 and an expiration of ten years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. The total value was calculated at $4,360,000. In addition, the Company granted 750,000 option to independent directors with an exercise price of $2.59 and an expiration of ten years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. The total value was calculated at

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 8 - STOCK OPTIONS (continued)

$1,635,000. In addition, the terms of 310,000 options granted under the Stock Option Plan of 2000 and scheduled to expire October 4, 2006 were extended to October 4, 2010, with an exercise price of $1.32 per share. The fair value of the options was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80% The total value was calculated at $48,000.
In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.

Following is a summary of the Company’s stock option activity during the years ending October 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at November 1, 2004	670,000	$1.58
Granted	-	-
Canceled	-	-
Exercised	-	-
Options outstanding at October 31, 2005	670,000	1.58
Granted	2,750,000	2.59
Canceled	(60,000)	1.32
Exercised	-	-
Options outstanding at October 31, 2006	3,360,000	$2.56

On July 7, 2006, the Company’s shareholders approved a qualified stock option plan (the “Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 5,000,000 shares of common stock for issuance pursuant to the Plan.

On March 1, 2001, the Company’s shareholders approved a qualified stock option plan (the “Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan. Summarized information about stock options outstanding and exercisable at October 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	100,000	2.77	$1.30	100,000	$1.30
1.32	310,000	3.93	1.32	310,000	1.32
2.59	2,750,000	9.50	2.59	2750,000	2.59
2.15	200,000	3.33	2.15	200,000	2.15
$1.30-2.59	3,360,000	8.40	$2.41	3,360,000	$2.41

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 9 - WARRANTS

During the year ended October 31, 2006, the Company issued as a private placement 13,456,084 common stock units that consisted of 13,456,084 shares of common stock and warrants to purchase an additional 13,456,084 shares of common stock. As part of the total cash purchase, the warrants were valued at $3,945,838. Also during the year ended October 31, 2006 the Company granted warrants for 210,103 shares for services in connection with the Company’s private placement, with an exercise price of $1.25 and an expiration of 5 years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. The total value was calculated at $403,215. Also during the year ended October 31, 2006 the Company issued a warrant for 17,250 shares to an independent director with an exercise price of $1.25 and an expiration of 5 years. The fair value of this warrant was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. The total value was calculated at $30,705.

During the year ended October 31, 2005, the Company issued 476,404 common stock units that consisted of 476,354 shares of common stock and warrants to purchase an additional 476,404 shares of common stock. As part of the total cash purchase, the warrants were valued at $108,373.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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
OCTOBER 31, 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Loss Contingencies

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

NOTE 11 - JOINT VENTURE AGREEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective January 1, 2007, Merlin Bingham entered into an Executive Employment Agreement with the Company, pursuant to which he will receive a base annual salary of $206,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.

Effective January 1, 2007, Roger Kolvoord entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $187,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which no may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 12 - SUBSEQUENT EVENTS (continued)

Effective January 1, 2007, Terry Brown entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $125,000. The executive is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.