Form 10QSB
period 2007-01-31
METALLINE MINING CO
filed 2007-03-19
CIK 1031093

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

There were 36,819,483 shares of the issuer's common stock, par value $0.01, outstanding as of March 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

METALLINE MINING COMPANY
QUARTERLY REPORTON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2007 and October 31, 2006	F-2

Consolidated Statements of Operations for the three-month periods ended
January 31, 2007 and January 31, 2006 and for the period from inception
(November 8, 1993) to January 31, 2007	F-3

Consolidated Statements of Cash Flow for the three-month periods ended
January 31, 2007 and January 31, 2006, and for the period from inception
(November 8, 1993) to January 31, 2007	F-4

Condensed Notes to Consolidated Financial Statements	F-5

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,465,481	$689,994
Marketable securities	3,545,000	5,925,000
Accounts receivable	35,722	35,934
Tax refunds receivable	362,965	-
Prepaid expenses	48,690	14,288
Total Current Assets	5,457,858	6,665,216

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	605,355	611,966
Total Equipment	605,355	611,966

TOTAL ASSETS	$10,397,980	$11,611,949

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$134,162	$238,198
Accounts payable - related parties	188,460	125,460
Accrued liabilities and expenses	82,103	116,162
Other liabilities	10,000	10,000
Total Current Liabilities	414,725	489,820

LONG-TERM LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized,
34,207,912 shares issued and outstanding	342,079	342,079
Additional paid-in capital	39,689,836	38,594,886
Deficit accumulated during exploration stage	(30,048,660)	(27,814,836)
Total Stockholders' Equity	9,983,255	11,122,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,397,980	$11,611,949

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Three Months Ended		to
	January 31,	January 31,	January 31
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	163,398	130,696	8,959,761
Office and administrative expenses	331,807	50,873	1,736,034
Taxes and fees	1,145	119,542	798,505
Professional services	1,352,945	106,351	6,737,827
Directors fees	78,000	-	1,914,195
Property expenses	15,318	9,935	2,073,383
Depreciation	3,785	20,600	435,000
Exploration and research	356,818	18,152	7,769,681
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,303,216	456,149	30,424,386

LOSS FROM OPERATIONS	(2,303,216)	(456,149)	(30,424,386)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	-	(41,537)	134,242
VAT tax refunds	-	13,045	132,660
Rental income	-	-	94,000
Miscellaneous income	96	-	(14,388)
Interest and investment income	70,633	17,726	320,804
Interest and financing expense	(1,337)	(335)	(291,623)
TOTAL OTHER INCOME	69,392	(11,101)	375,695

LOSS BEFORE INCOME TAXES	(2,233,824)	(467,250)	(30,048,691)

INCOME TAXES	-	-	-

NET LOSS	$(2,233,824)	$(467,250)	$(30,048,691)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.07)	$(0.02)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	34,207,912	21,810,960

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Three Months Ended		to
	January 31,	January 31,	January 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,233,824)	$(467,250)	$(30,048,660)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	3,785	20,600	435,030
Noncash expenses	2,825	-	129,689
Common stock issued for services	-	-	1,025,487
Common stock issued for compensation	-	-	977,106
Options issued for compensation	-		4,360,000
Options and warramts issued for directors fees	-		1,665,705
Stock options issued for services	-	-	849,892
Stock options issued for financing fees	-	-	276,000
Common stock issued for payment of expenses	-	-	326,527
Stock warrants issued for services	1,094,950	-	1,783,721
(Increase) decrease in:			-
Accounts receivable	(362,752)	(21,173)	(398,686)
Prepaid expenses	(34,402)	(43,865)	(48,690)
Employee advances	-	(2,000)	-
Increase (decrease) in:			-
Related party payable	63,000	-	188,460
Accounts payable	(104,036)	(2,028)	134,162
Contracts payable	-	-	-
Accrued liabilities and expenses	(34,059)	95,918	92,103
Net cash used by operating activities	(1,604,513)	(419,798)	(18,252,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	2,380,000	-	(3,545,000)
Purchase of investments	-	-	(484,447)
Proceeds from investments	-	-	484,447
Equipment purchases		-	(987,405)
Mining property acquisitions	-	-	(4,452,631)
Net cash used by investing activities	2,380,000	-	(8,985,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	5,661,200	27,581,814
Proceeds from sales of options and warrants	-	-	981,140
Deposits for sale of stock	-	-	125,500
Proceeds from shareholder loans	-	-	30,000
Payment of note payable	-	(1,052)	(15,783)
Net cash provided by financing activities:	-	5,660,148	28,702,671

Net increase (decrease) in cash and cash equivalents	775,487	5,240,350	1,465,481
Cash and cash equivalents beginning of period	689,994	213,369	-

Cash and cash equivalents end of period	$1,465,481	$5,453,719	$1,465,481

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-	$-
Interest paid	$1,337	$335	$288,108

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$-	$-	$25,000
Common stock options issued for financing fees	$-	$-	$276,000

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

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

The Company expects to engage in the business of mining. The Company currently owns concessions located in a mining region known as the Sierra Mojada District that is located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company conducts its operations in Mexico through its wholly owned subsidiary corporation, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V.

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

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

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

Operating results for the three-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Concentration of Risk
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $304,043 and $27,470 at January 31, 2007 and January 31, 2006, respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained a Mexican petty cash balance of $1,013 at January 31, 2006. At January 31, 2007, the Company’s cash balances and marketable securities included $4,910,481 which was not federally insured.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the three months ended January 31, 2007 and 2006 were $356,818 and $18,152, respectively. The exploration costs expensed during the Company’s exploration stage amount to $7,769,681.

Foreign Operations
The accompanying balance sheet at January 31, 2007 contains Company assets in Mexico, including: $4,334,767 in property concessions; $822,097 (before accumulated depreciation) of mining equipment; and $304,043 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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
JANUARY 31, 2007

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 5o have a material impact on the Company’s financial position, results of operations, or cash flows.

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
JANUARY 31, 2007

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

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at January 31, 2007 and October 31, 2006, respectively:

	January 31, 2007	October 31, 2006
Mining equipment	$612,657	$589,751
Communication Equipment	9,886	10,179
Buildings and structures	137,006	141,061
Land - non mineral	15,839	15,839
Vehicles	125,311	152,030
Computer equipment	122,482	120,664
Office equipment	9,507	9,446
Furniture and fixtures	888	888
	1,033,576	1,039,858
Less: Accumulated depreciation	(428,221)	(427,892)
	$605,355	$611,966

Depreciation expense for the periods ended January 31, 2007 and 2006 was $3,785 and $20,600, respectively.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 6 - CAPITAL STOCK

Common Stock
In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares also received a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years. During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock under the aforementioned private placement, for cash consideration at $0.80 per share with attached warrants valued at an average of $0.29 per share. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. There were also 54,000 shares of common stock granted as stock bonuses to the Company’s independent directors at an average value of $2.32 per share for services received under the 2006 Plan, described below. In addition to the common stock issued through the private placement, 248,593 shares of common stock were issued for prior compensation at $2.69 per share.

There were no shares of common stock issued in the three months ended January 31, 2007.

Stock Options
On July 7, 2006, the Company’s shareholders approved a qualified stock option plan (the “2006 Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 5,000,000 shares of common stock for issuance pursuant to the Plan.

On March 1, 2001, the Company's shareholders approved a qualified stock option plan (the “2001 Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan. Summarized information about stock options outstanding and exercisable at January 31, 2007 is as follows:

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	100,000	2.52	$1.30	100,000	$1.30
1.32	310,000	3.68	1.32	310,000	1.32
2.59	2,750,000	9.25	2.59	2,750,000	2.59
2.15	200,000	3.08	2.15	200,000	2.15
$1.30-2.59	3,360000	8.15	$2.41	3,360,000	$2.41

Warrants
During the three months ended January 31, 2007, for services received, the Company issued warrants for 500,000 common shares, exercisable at $3.40 per share. A value of $1.86 per warrant was allocated to these warrants with a total allocated value of $928,750. The Company also issued warrants for 100,000 common shares, exercisable at $2.63 per share. A value of $1.66 per share was allocated to these warrants with a total allocated value of $166,200

NOTE 7 - INCOME TAXES

At January 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $6,900,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at January 31, 2007 and October 31, 2006 are as follows:

	January 31,	October 31,
	2007	2006
Net operating loss carryforward	$20,200,000	$19,100,000

Deferred tax asset	$6,900,000	$6,500,000
Deferred tax asset valuation allowance	$(6,900,000)	$(6,500,000)

As of January 31, 2007, the Company had net operating loss carryforwards of approximately $20,200,000, which expire in the years 2008 through 2027. The Company has recognized approximately $1,095,000 of losses from the issuance of stock options and warrants for services in the three months ended January 31, 2007, which were not deductible for tax purposes. The change in the allowance account from October 31, 2006 to January 31, 2007 was $400,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 8 - SUBSEQUENT EVENTS

In February, 2007 the Company issued 54,000 shares of common stock to independent directors of the Company for services received in the prior fiscal year and 18,000 shares of common stock for services received in the three months ended January 31, 2007, all as stock bonuses under the 2006 Plan. The Company also issued 126,000 shares of common stock upon the exercise of stock options under the 2001 Plan.

On March 6, 2007, the Company completed a private offering of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock, exercisable at $2.42 per share and expiring on March 6, 2011 (the “Securities”). The Securities were purchased at a price of $4.70 per Unit, which consists of two shares of common stock and one warrant for an aggregate gross proceeds of $5,671,892.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities;

•	Business strategies and development of our business plan; and

Forward-looking statements also typically include words such as "anticipate", "estimate", "expect", "potential", "could" or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 under the caption "Risk Factors," many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

The Company is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns mining concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”). The Company's objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V.

The Company’s primary focus has been to explore the Sierra Mojada concessions to identify available mineral deposits, securing a legal right to exploit the deposit and defining a resource. From 1999 through early 2005 an oxide zinc mineralization has been defined that management has determined contains sufficient estimated zinc metal to justify a feasibility study of the mineralized material. A feasibility study has been initiated for the Company by Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 12 months is to continue work on the feasibility study to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is a detailed engineering and economic valuation of the iron oxide and smithsonite manto mineralized material. The study consists of six major elements: Resource Model, Metallurgy, Mine Plan, Extraction, Reduction and Water Development.

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

A contract will be issued to Agapito Associates Inc., of Golden, Colorado, to perform geotechnical and rock mechanics studies at the site in support of mine planning activities. Late second quarter, 2007, we are planning to begin a drilling program to obtain large diameter core samples for testing in Agapito laboratories. This drilling will use one of the Company’s diamond drill units.

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
The Company estimates that completion of a feasibility study will cost an additional $3.5 million and the Company expects that it will take an additional 12 to 18 months to complete. Following the completion of a successful feasibility study, the Company would then proceed to secure financing for the construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company's concessions and for Concentration and Reduction plants to extract metal from the ore that would be mined. The Company estimates that construction of a mine and extraction and reduction plant would cost approximately $400 million and take approximately two to three years to complete after completion of the feasibility study, assuming sufficient funding is available. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.

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

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company's concessions contain proven and probable reserves and investors may lose their entire investment in the Company. See “Risk Factors” in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

Results of Operations

During the three months ended January 31, 2007, the Company realized other income of $69,392 as compared to a negative $11,101 for the three month period ending January 31, 2006. General and administrative expenses increased to $2,303,216 for the three month period ended January 31, 2007 as compared to $456,149 for the quarter ended January 31, 2006. The increase is primarily due to the increase in office and administrative expenses of $280,934, increase in exploration expenditures of $338,666, professional services increase of $1,246,594 and increase in administration costs of $280,934. Of the total $1,352,945 booked as professional services, $1,094,950 was due to the expensing of warrants issued in the quarter for services rendered by outside consultants. This expensing of warrants is a non-cash item. The cash portion, totaling $257,995, consists mostly of payments to consultants in connection with the feasibility study, and legal and accounting fees. The increased expenditures were primarily due to increased exploration and feasibility expenditures following completion of the private placement of the Company’s common stock in the prior fiscal year. For the three months ended January 31, 2007, the Company experienced a loss of $2,233,824, or $0.07 per share, compared to a loss of $467,250, or $0.02 per share, during the comparable period in the previous year.

Liquidity and Capital Resources

The Company financed its obligations during the quarter year ended January 31, 2007 from cash on hand. At January 31, 2007, the Company's cash, cash equivalents and marketable securities decreased by $1,604,513 compared to the year ended October 31, 2006. Also during this period, the Company used $1,604,513 in operating activities, principally in connection with maintaining the property, continuation of a surface exploration drilling program and continued feasibility study funding, which includes the water development drilling.

Subsequent to the three month period ended January 31, 2007, the Company completed a private offering of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock, exercisable at $2.42 per share and expiring on March 6, 2011 (the “Securities”). The Securities were purchased at a price of $4.70 per Unit, which consists of two shares of common stock and one warrant for an aggregate gross proceeds of $5,671,892.60. As of March 12, 2007, the Company’s cash position was $8,747,586.

The Company’s current operating expenses total $350,000 per month, for an expected operating expense of $4.2 million in the next 12 months. The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. The Company has estimated that completion of a feasibility study will cost approximately $6.5 million, but there can be no assurance that this estimate will not be revised upward. Assuming adequate funding is available, the Company expects to spend approximately $3.5 million in the next 12 months on the feasibility study. The Company believes the feasibility study will be completed in the next 12 to 18 months. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB.

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

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 and issued SFAS No. 123R.

Warrants were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 80%, a risk-free interest rate of 5% and an exercise term of from two to five years.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits.

3.1	Articles of Incorporation. (1), (2), (3)

3.2	Bylaws, as amended. (3)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.
(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.
(3)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

METALLINE MINING COMPANY
An Exploration Stage Company

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

March 16, 2007	By:	/s/ Merlin Bingham
Date		Merlin Bingham, President and
Chief Executive Officer

March 16, 2007	By:	/s/ Wayne L. Schoonmaker
Date		Wayne L. Schoonmaker,
Principal Financial Officer and
Chief Accounting Officer