Form 10QSB
period 2007-04-30
METALLINE MINING CO
filed 2007-06-18
CIK 1031093

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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

There were 37,053,733 shares of the issuer's common stock, par value $0.01, outstanding as of June 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

METALLINE MINING COMPANY
QUARTERLY REPORTON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2007 and October 31, 2006	F-2

Consolidated Statements of Operations for the six-month periods ended April 30, 2007 and April 30, 2006 and for the period from inception (November 8, 1993) to April 30, 2007	F-3

Consolidated Statements of Cash Flow for the six-month periods ended April 30, 2007 and April 30, 2006, and for the period from inception (November 8, 1993) to April 30, 2007	F-4

Condensed Notes to Consolidated Financial Statements	F-9

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,844,346	$689,994
Marketable securities	2,500,000	5,925,000
Accounts receivable	32,640	35,934
Tax refunds receivable	501,032	-
Other receivables	29,343	-
Employee advances	1,903	-
Prepaid expenses	29,855	14,288
Total Current Assets	9,939,119	6,665,216

PROPERTY CONCESSIONS
Sierra Mojada, Mojada 3	15,875	15,875
Fortuna	76,725	76,725
Esmeralda	255,647	255,647
Esmeralda I	180,988	180,988
U.M. Nortenos, Vulcano	3,682,772	3,682,772
La Blanca	122,760	122,760
Total Property Concessions	4,334,767	4,334,767

EQUIPMENT
Office and mining equipment, net	592,533	611,966
Total Equipment	592,533	611,966

TOTAL ASSETS	$14,866,419	$11,611,949

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,096	$238,198
Accounts payable - related parties	55,800	125,460
Accrued liabilities and expenses	82,854	116,162
Other liabilities	10,000	10,000
Total Current Liabilities	248,750	489,820

LONG-TERM LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized, 36,885,733 and 34,207,912 shares issued and outstanding, respectively	368,857	342,079
Additional paid-in capital	45,607,786	38,594,886
Deficit accumulated during exploration stage	(31,358,974)	(27,814,836)
Total Stockholders' Equity	14,617,669	11,122,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,866,419	$11,611,949

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 8,
					1993
					(Inception)
	Three Months Ended		Six Months Ended		to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	168,614	707,418	332,012	838,114	9,128,375
Office and administrative expenses	88,640	114,610	420,447	165,483	1,824,674
Taxes and fees	122,342	54,136	123,487	173,678	920,847
Professional services	303,777	505,538	1,656,722	611,889	7,041,604
Directors fees	70,800		148,800	-	1,984,964
Property expenses	-	135,492	15,318	145,427	2,073,383
Depreciation	3,785	20,843	7,570	41,443	438,785
Exploration and research	621,391	53,710	978,209	71,862	8,391,073
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,379,349	1,591,747	3,682,565	2,047,896	31,803,705

LOSS FROM OPERATIONS	(1,379,349)	(1,591,747)	(3,682,565)	(2,047,896)	(31,803,705)

OTHER INCOME (EXPENSES)
Miscellaneous ore sales, net of expenses	-	-	-	(41,537)	134,242
VAT tax refunds	-	-	-	13,045	132,660
Miscellaneous income	2,718	61,500	2,814	61,500	(11,670)
Interest and investment income	67,148	(3,292)	137,781	14,434	387,952
Interest and financing expense	(830)	(520)	(2,167)	(855)	(292,453)
Rental income	-	-	-		94,000

TOTAL OTHER INCOME	69,036	57,688	138,428	46,587	444,731

LOSS BEFORE INCOME TAXES	(1,310,313)	(1,534,059)	(3,544,137)	(2,001,309)	(31,358,974)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,310,313)	$(1,534,059)	(3,544,137)	$(2,001,309)	(31,358,974)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.05)	(0.10)	$(0.07)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	35,650,954	32,770,130	34,915,983	27,209,376

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Six Months Ended		to
	April 30	April 30	April 30
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,544,137)	$(2,001,309)	$(31,358,973)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	44,277	41,443	475,522
Noncash expenses		-	126,864
Common stock issued for services	-	-	1,025,487
Common stock issued for compensation	-	668,715	977,106
Options issued for compensation	-	-	4,360,000
Common stock issued for directors fees.	188,460		188,460
Options and warrants issued for directors fees	-		1,665,705
Stock options issued for services	-	-	849,892
Stock options issued for financing fees	-	-	276,000
Common stock issued for payment of expenses	-	-	326,527
Stock warrants issued for services	1,094,950	-	1,783,721
(Increase) decrease in:
Accounts receivable	3,294	(1,673)	(32,640)
Tax refunds receivable	(501,032)		(501,032)
Other receivables	(29,343)		(29,343)
Prepaid expenses	(15,567)	(24,857)	(29,855)
Employee advances	(1,903)	(6,791)	(1,903)
Increase (decrease) in:
Related party payable	(69,660)	-	55,800
Accounts payable	(138,102)	25,947	100,096
Accrued liabilities and expenses	(33,308)	(22,199)	92,854
Net cash used by operating activities	(3,002,071)	(1,320,724)	(19,649,712)
CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	3,425,000	-	(2,500,000)
Purchase of investments	-	-	(484,447)
Proceeds from investments	-	-	484,447
Equipment purchases	(24,845)	(2,424)	(1,012,250)
Mining property acquisitions	-	-	(4,452,631)
Net cash used by investing activities	3,400,155	(2,424)	(7,964,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,671,893	10,758,737	33,253,707
Proceeds from sales of options and warrants	84,375	-	1,065,515
Deposits for sale of stock	-	-	125,500
Proceeds from shareholder loans	-	-	30,000
Payment of note payable	-	(2,105)	(15,783)
Net cash provided by financing activities:	5,756,268	10,756,632	34,458,939
Net increase (decrease) in cash and cash equivalents	6,154,352	9,433,484	6,844,346
Cash and cash equivalents beginning of period	689,994	213,369	-
Cash and cash equivalents end of period	$6,844,346	$9,646,853	$6,844,346

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-	$-
Interest paid	$2,167	$855	$288,938

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$-	$-	$25,000
Common stock options issued for financing fees	$-	$-	$276,000
Common stock options issued for non-cash options	$59,220	$-	$59,220

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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

						Accumulated
			Additional	Stock	Stock	Deficit During
	Common Stock		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, October 31, 2002	10,368,340	$103,685	$10,280,713	$-	$1,497,967	$(7,175,605)	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	-	-	-	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	-	-	-	829,999
- for cash and warrants at $1.50 per share	7,000	70	9,847	-	583	-	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	-	-	-	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	-	-	-	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	-	-	-

Net loss for the year ended October 31, 2003	-	-	-	-	-	(1,107,228)	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	11,955,285	(38,000)	1,498,550	(8,282,833)	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,802	6,805,485	-	-	-	6,881,287
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	-	-	-	152,271
- for services at various prices	141,286	1,413	153,801	-	-	-	155,214

Stock subscription received	-	-	-	38,000	-	-	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	-	-	-	-

Net loss for the year ended October 31, 2004	-	-	-	-	-	(5,036,805)	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	19,064,992	-	1,498,550	(13,319,638)	7,441,419

Common stock issued for cash at an average of $0.98 per share with attached warrants valued at an average of $0.28 per share	476,404	4,764	329,806	-	132,159	-	466,729

Common stock issued for compensation at an average of $1.00 per share	176,772	1,768	175,005	-	-	-	176,773

Expiration of stock warrants	-	-	282,870	-	(282,870)	-	-

Net loss for the year ended October 31, 2005	-	-	-	-	-	(3,302,161)	(3,302,161)

Balance, October 31, 2005	20,404,585	$204,047	$19,852,673	$-	$1,347,839	$(16,621,799)	$4,782,760

Common stock issued for cash at an average of $0.80 per share with attached warrants valued at $0.29 per share	13,374,833	133,748	7,153,399		3,924,480		11,211,627

Common stock issued for services at $0.80 per share with attached warrants valued at $0.29 per share	73,650	736	36,855		21,358		58,949

Stock option and warrant activity as follows:
- Options issued for compensation at $2.18 per share					4,360,000		4,360,000
- warrants issued for services at $1.92 per share			(403,215)		403,215		-
- Options & warrants for directors fees at an average of $2.17 per share					1,665,705		1,665,705

Modification of options					48,000		48,000

Common stock issued for compensation at an averageof $0.63 per share	248,593	2,486	154,389				156,875

Exercise of warrants at $1.25 per share	25,000	250	38,250		(7,250)		31,250

Adjustment of private placement selling price	81,251	812	(812)				-

Net loss for the year ended October 31, 2006	-	-	-	-	-	(11,193,037)	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$26,831,539	$-	$11,763,347	$(27,814,836)	$11,122,129

Stock warrants issued for services at $1.86 per share					928,750		928,750
Stock warrants issued for services at $1.66 per share					166,200		166,200

Net loss for the 3 months ended January 31, 2007						(2,233,824)	(2,233,824)

Balance, January 31, 2007	34,207,912	$342,079	$26,831,539	$-	$12,858,297	$(30,048,660)	$9,983,255

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

						Accumulated
			Additional	Stock	Stock	Deficit During
	Common Stock		Paid-in	Subscriptions	Options and	Exploration
	Shares	Amount	Capital	Receivable	Warrants	Stage	Total

Balance, January 31, 2007	34,207,912	$342,079	$26,831,539	$-	$12,858,297	$(30,048,660)	$9,983,255

Common stock issued for cash at $4.70 per unit of 2 shares with attached warrants valued at $3.49 per share	2,413,571	24,136	1,437,284	-	4,210,473	-	5,671,893

Cashless exercise of options valued at $0.47 per share	126,000	1,260	57,960	-	(59,220)	-	-

Cancellation of options valued at $0.47 per share			39,480	-	(39,480)	-	-

Common stock issued for directors' fees at an average of $2.62 per share	72,000	720	187,740		-	-	188,460

Exercise of warrants at $1.30 per share	31,250	312	49,375		(9,062)		40,625

Exercise of warrants at $1.25 per share	35,000	350	53,550		(10,150)		43,750

Net loss for the 3 months ended April 30, 2007	-	-	-	-	-	(1,310,313)	(1,310,313)

Balance, April 30, 2007	36,885,733	368,857	28,656,928	-	16,950,858	(31,358,973)	14,617,670

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – BASIS OF PRESENTATION

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

Operating results for the six-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Concentration of Risk
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $53,017 and $42,477 at April 30, 2007 and April 30, 2006, respectively, are denominated in pesos and are considered uninsured. Additionally, the Company maintained a petty cash balance of $157 at April 30, 2006. At April 30, 2007, the Company’s cash balances and marketable securities included $9,244,346 which was not federally insured.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the six months ended April 30, 2007 and 2006 were $978,209 and $71,862, respectively. The exploration costs expensed during the Company’s exploration stage amount to $8,391,073.

Foreign Operations
The accompanying balance sheet at January 31, 2007 contains Company assets in Mexico, including: $4,334,767 in property concessions; $846,941 (before accumulated depreciation) of mining equipment; and $53,017 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

NOTE 4 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT

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

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2007 and October 31, 2006, respectively:

	April 30, 2007	October 31, 2006
Mining equipment	$634,793	$589,751
Communication Equipment	10,179	10,179
Buildings and structures	141,061	141,061
Land - non mineral	15,839	15,839
Vehicles	125,311	152,030
Computer equipment	125,191	120,664
Office equipment	9,446	9,446
Furniture and fixtures	888	888
	1,062,708	1,039,858
Less: Accumulated depreciation	(470,175)	(427,892)
	$592,533	$611,966

Depreciation expense for the periods ended April 30, 2007 and 2006 was $44,277 and $41,443, respectively. Depreciation charges of $36,707 in the six months ended April 30, 2007 were included in exploration costs.

NOTE 6 – CAPITAL STOCK

Common Stock
In March 2005, the Company's board of directors authorized a private placement of up to 5,333,334 shares of the Company's restricted common stock at a price of $1.125 per share for total proceeds of $6,000,000. Purchasers of these shares also received a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share with an exercise period of five years. In September 2005, a modification of the private placement terms was authorized. The modified terms allow for the issuance of shares of common stock at a price of $0.80 per share, a warrant exercise price of $1.25 per share and an exercise period of five years. During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock under the aforementioned private placement, for cash consideration at $0.80 per share with attached warrants valued at an average of $0.29 per share. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. There were also 54,000 shares of common stock granted as stock bonuses to the Company’s independent directors at an average value of $2.32 per share for services received under the 2006 Plan, described below. In addition to the common stock issued through the private placement, 248,593 shares of common stock were issued for prior compensation at an average of $0.63 per share.

In March 2007, the Company’s board of directors authorized an amended private placement of 2,413,571 shares of the Company’s restricted common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant. During the six months ended April 30, 2007, the Company issued 2,413,571 shares of the Company’s restricted common stock and warrants to purchase 1,206,785 shares of common stock under the terms of the private placement. The attached warrants were valued at an average of $3.49 per share. In addition, warrants were exercised for 66,250 shares of common stock for cash consideration at an average of $1.27 per share. Options for 210,000 shares of the Company’s common stock granted under the Company’s 2000 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled. Also during the six months ended April 30, 2007 the Company issued 72,000 shares of the Company’s common stock at an average of $2.62 per share to its independent directors as compensation for services received.

Stock Options
On July 7, 2006, the Company’s shareholders approved a qualified stock option plan (the “2006 Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 5,000,000 shares of common stock for issuance pursuant to the Plan.

On March 1, 2001, the Company's shareholders approved a qualified stock option plan (the “2001 Plan”), which provides for non-statutory and incentive stock options for employees, directors and consultants, and has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the Plan. Summarized information about stock options outstanding and exercisable at April 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Avg Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	100,000	2.27	$1.30	100,000	$1.30
1.32	110,000	3.43	1.32	110,000	1.32
2.59	2,750,000	9.00	2.59	2,750,000	2.59
2.15	200,000	2.83	2.15	200,000	2.15
$1.30-2.59	3,160,000	8.20	$2.41	3,160,000	$2.48

Warrants
During the six months ended April 30, 2007, for professional services received, the Company issued warrants for 500,000 common shares, exercisable at $3.40 per share. A value of $1.86 per warrant was allocated to these warrants with a total allocated value of $928,750. The Company also issued warrants for 100,000 common shares, exercisable at $2.63 per share. A value of $1.66 per share was allocated to these warrants with a total allocated value of $166,200. In connection with the private placement completed during the six-month period ended April 30, 2007, there were warrants issued for the purchase of 1,206,785 shares of common stock at an exercise price of $2.42 per share. The warrants were valued at $3.49 per share for a total allocated value of $4,210,473.

NOTE 7 – INCOME TAXES

At April 30, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $7,300,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

The significant components of the deferred tax assets at April 30, 2007 and October 31, 2006 are as follows:

	April 30,	October 31,
	2007	2006
Net operating loss carryforward	$21,600,000	$19,100,000

Deferred tax asset	$7,300,000	$6,500,000
Deferred tax asset valuation allowance	$(7,300,000)	$(6,500,000)

As of April 30, 2007, the Company had net operating loss carryforwards of approximately $21,600,000, which expire in the years 2008 through 2027. The Company has recognized approximately $1,095,000 of losses from the issuance of stock options and warrants for services in the six months ended April 30, 2007, which were not deductible for tax purposes. The change in the allowance account from October 31, 2006 to April 30, 2007 was $800,000. The Company has immaterial temporary differences resulting from differences in tax depreciation of equipment.

NOTE 8 – SUBSEQUENT EVENTS

In May, 2007 the Company issued 18,000 shares of common stock to independent directors of the Company for services received in the three months ended April 30, 2007. The Company has accrued $55,800 of costs associated with these shares as of April 30, 2007. Also in May, 2007, two warrants were exercised for 150,000 shares of common stock at an exercise price of $1.25 per share.

In June, 2007, the Company's board of directors appointed a chief financial officer effective June 18, 2007. The new officer's compensation includes options to acquire 250,000 shares of the Company's common stock, subject to vesting over the next three years.

Also in June, 2007, the Company adopted a shareholders right plan. To effect the shareholders rights plan Company declared a distribution of one common stock purchase right to each outstanding share of common stock, payable to shareholders of record on June 22, 2007.  This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

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

Plan of Operation

The Company is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns mining concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico as described below (the “Property”). The Company's objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the "Project"). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V.

The Company owns the following mining concessions, including the buildings and equipment located thereon:

Concession [1]	Title No.	Hectares

Sierra Mojada	198513	4,767.3154
Mojada 3	226756	722.0000
Unificacion Mineros Nortenos	169343	336.7905
Esmeralda 1	211158	95.4977
Esmeralda	212169	117.5025
La Blanca	220569	33.5044
Fortuna	160461	13.9582
Vulcano	83507	4.4904

Total		6,091.0591

______________________
1 These concessions are disclosed on the company's consolidated balance sheet for the six months ended April 30, 2007.

The Company also owns, or is in the process of acquiring, the following mining concessions, including the buildings and equipment located thereon:

Concession[1]	Title No.	Hectares

Mojada 2	227585	3,500.0000
El Retorno	216681	817.6548
Los Ramones	223093	8.6039
El Retorno Fracc. 1	223154	5.5071
Dormidos	229323	2,326.0953
Agua Mojada[2]	E-07/16743	2,900.0000
Alote[2,3]	--	3,749.0000

Total		13,306.8611

______________________
[1]
These concessions were acquired during 2006 and 2007.  Since documentation of the acquisition of these concessions is not available, they are not recorded on the Company's consolidated balance sheet for the six months ended April 30, 2007.

[2]	Title for these concessions is pending.
[3]	The Alote concession was acquired after the period ended April 30, 2007

The fifteen concessions total 19,397.9202 hectares (about 47,930 acres). The Company owns, or is in the process of acquiring, the fifteen concessions pursuant to purchase agreements with the previous owners. A number of prior established concessions that are not owned by the Company are located within the largest concession, the Sierra Mojada concession. The Company holds title to its concessions subject to its obligation to maintain and conduct work on the concessions, record evidence of the work with the Mexican Ministry of Mines and pay a semi-annual fee to the Mexican government. Annual assessment work in excess of statutory requirements can be carried forward to apply against the work required for future years. The value of our accumulated carry forwards on our concessions would meet future requirements for many years.

The Company’s primary focus has been to explore the Sierra Mojada concessions to identify available mineral deposits, securing a legal right to exploit the deposit and defining a resource. From 1999 through early 2005 an oxide zinc mineralization has been defined that management has determined contains sufficient estimated zinc metal to justify a study of the mineralized material. A feasibility study has been initiated for the Company by Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 12 months is to continue work on the feasibility study to determine whether a mining operation may be profitably conducted on the Company's concessions. The study is a detailed engineering and economic valuation of the iron oxide and smithsonite manto mineralized material. The study consists of six major elements: Resource Model, Metallurgy, Mine Plan, Extraction, Reduction and Water Development.

The Resource Model has been revised and it will be used interactively with the mining and concentrator team to optimize the baseline business case for the study. Another revision of the Resource Model incorporating improved geological constraints is expected to be completed by mid-June, 2007. The Resource Model will then be subjected to a technical audit.

The Company has performed a technical audit of its sample collecting, sample preparation, and data logging technical processes and is improving its technical processes, facilities, and procedures. It has acquired improved geological information requested by its engineers in completing their studies. The geotechnical study involving diamond drilling, structural mapping, in situ and laboratory measurements of rock strength and other testing to confirm the applicability of various mining methods to the rocks at Sierra Mojada are in progress. The Company is analyzing a large sampling of rocks from within the boundaries of the current Resource Model grade shell for other metals that might be recovered as coproducts of mining zinc. The elements being considered include silver, cadmium, indium, gallium, germanium, and cobalt.

Metallurgical studies were completed with an objective of improving the design of the concentrator circuit for processing of zinc. Samples to evaluate the existing circuit as applied to the recovery of silver have been shipped to South Africa for study. The scoping study phase of the Mine Plan will be completed by evaluating interactions and optimizations between Mine Plan, concentrator and refinery sizing, and the Resource Model. On completion of this activity, the basic mine method(s) and project capacities will be frozen and mine planning will be carried to the next level of detail. The location of the refinery, the extraction and reduction plant will then be finalized, using the results of a previously performed alternatives analysis, and the details of refinery location and design will be attacked. GTI has previously completed fairly mature concentrator and refinery designs.

The Mine Plan studies contract has been awarded to the firm of Pincock, Allen and Holt. The Mine Plan studies involve three stages of progressively more definitive work. These are a scoping stage, a preliminary design phase, and a detailed design phase. The scoping stage of Mine Plan studies has evaluated methods to mine the deposit. Geotechnical results are required to determine the optimum method to mine the deposit, the associated capital and mining costs and feasible production rates. The production rate for the project is determined through an economic evaluation that seeks to optimize the expected return on investment based on consideration of the Resource Model and interactions with the mining method, the extraction and reduction plants in the context of the expected capital and operating costs of the entire system. A baseline design case using concentration of oxide zinc minerals and refining the concentrate using solvent extraction and electrowinning (SXEW) is used to compare the economic efficiency of various engineering alternatives. After the optimum approach is determined, the engineering design is developed in stages of increasing complexity and detail. Throughout this process, standard engineering practices are employed to progressively reduce the engineering and economic uncertainties.

A contract will be issued to Agapito Associates Inc., of Golden, Colorado, to perform geotechnical and rock mechanics studies at the site in support of mine planning activities. In mid-May 2007, a drilling program was initiated to obtain large diameter core samples for testing in Agapito laboratories. This drilling will use one of the Company’s diamond drill units. As of June, 2007 seven holes have been completed, the cores exhaustively logged for geotechnical purposes, and samples selected for laboratory measurements of rock strength. A borehole shear strength tester (BST) will be used to determine in situ rock strength in these, and other, bore holes. Structural mapping is complete in both surface and underground localities. The geotechnical work is approximately on the planned schedule.

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

In order to finance the feasibility study and the business operations described above for corporate overhead through completion of the feasibility study, the Company has raised capital by selling unregistered shares of its common stock as described below in “Liquidity and Capital Resources.” The Company estimates that completion of a feasibility study will cost an additional $4.2 million and the Company expects that it will take an additional 18 months to complete all aspects of the study.  Spending on the feasibility study during the six months ended April 30, 2007 was $933, 846,which is $400,000 less than expected. This amount includes payments to third parties for goods and services, and does not include expenses for general corporate purposes or to support the feasibility study by our employees in Mexico. Following the completion of a successful feasibility study, the Company would then proceed to secure financing for the construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company's concessions and for Concentration and Reduction plants to extract metal from the ore that would be mined. The Company estimates that construction of a mine and extraction and reduction plant would cost approximately $400 million and take approximately two to three years to complete after completion of the feasibility study, assuming sufficient funding is available. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.

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

Subsequent Events

Subsequent to the six month period ended April 30, 2007, the Company's board of directors appointed Robert J. Devers as Chief Financial Officer effective June 18, 2007.  As part of Mr. Devers compensation, he received options to acquire 250,000 shares of the Company's common stock, subject to vesting over the next three years.

On June 11, 2007, the Company's board of directors adopted a shareholders right plan.  The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of Company. The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan Company declared a distribution of one common stock purchase right to each outstanding share of common stock, payable to shareholders of record on June 22, 2007.  This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

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

Results of Operations

During the six months ended April 30, 2007, the Company realized other income of $138,428 as compared to $46,587 for the six month period ending April 30, 2006. General and administrative expenses increased to $3,682,565 for the six month period ended April 30, 2007 as compared to $2,047,896 for the six months ended April 30, 2006. The increase is primarily due to an increase in professional services of $1,044,833 resulting from expensing of warrants issued in the first quarter for services rendered by outside consultants, an increase in exploration and research of $906,347, an increase of office and administrative expenses of $254,964, and an increase in directors fees of $148,800. The total increase in general and administrative expenses is partially offset by the decrease in salaries and payroll expenses of $506,102. The decrease in salaries and payroll expense is due to the payment of bonuses and additional salaries paid in the six months ended April 30, 2006 which were not paid in the six months ended April 30, 2007. The increased expenditures were due to increased exploration and feasibility expenditures following completion of the private placement of the Company’s common stock in the prior fiscal year. For the six months ended April 30, 2007, the Company experienced a loss of $3,544,137, or $0.10 per share, compared to a loss of $2,001,309, or $0.07 per share, during the comparable period in the previous year.

Liquidity and Capital Resources

The Company financed its obligations during the six months ended April 30, 2007 from cash on hand. At April 30, 2007, the Company's cash, cash equivalents and marketable securities increased by $2,729,352 compared to the year ended October 31, 2006. This increase is due to the private offering that closed on March 6, 2007, as described below. Also during this period, the Company used $3,002,071 in operating activities, principally in connection with maintaining the property, continuation of a surface exploration drilling program and continued feasibility study funding, which includes the water development drilling.

During the six month period ended April 30, 2007, the Company completed a private offering of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock, exercisable at $2.42 per share and expiring on March 6, 2011 (the “Securities”). The Securities were purchased at a price of $4.70 per Unit, which consists of two shares of common stock and one warrant for an aggregate gross proceeds of $5,671,893. As of April 30, 2007, the Company’s liquid resources, consisting of cash, cash equivalents and marketable securities, was $9,344,346.

The Company’s current operating expenses total $350,000 per month, for an expected operating expense of $4.2 million in the next 12 months. The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. As discussed previously, assuming adequate funding is available, the Company estimates that it will cost about $4.2 million in additional spending to complete the feasibility study, but there can be no assurance that this estimate will not be revised upward. The portions of the study that relate to the mine and concentrator in Mexico should be largely complete by the end of 2007, but we expect that work on the refinery and preparation of the final study documents will not be completed until October of 2008. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

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

Accounting for Stock Options and Warrants Granted to Employees and Non-employees
The Company currently reports stock issued to employees under the rules of SFAS No. 123 and therefore, the Company’s accounting for stock options and warrants are not affected by the issuance of SFAS No. 123R, except for how it relates to modification of existing options.

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

PART II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as described in our Form 8-K filed on March 12, 2007, the Company has not had any recent sales of unregistered equity securities.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation. (1), (2), (3)

3.2	Bylaws, as amended. (3)

10.1	Common Stock and Warrant Purchase Agreement, dated February 16, 2007, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.
(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.
(3)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

METALLINE MINING COMPANY
An Exploration Stage Company

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

June 17, 2007	By:	/s/ Merlin Bingham
Date		Merlin Bingham, President and
Chief Executive Officer

June 17, 2007	By:	/s/ Wayne L. Schoonmaker
Date		Wayne L. Schoonmaker,
Principal Financial Officer and Chief Accounting Officer