Form 10QSB
period 2007-07-31
METALLINE MINING CO
filed 2007-09-19
CIK 1031093

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-27667
Metalline Mining Company
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1766677 (IRS Employer Identification No.)
1330 E. Margaret Ave.
Coeur d’Alene, ID 83815
(Address of principal executive offices)
Issuer’s telephone number, including area code: (208) 665-2002
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 38,728,603 shares of the issuer’s common stock, par value $0.01, outstanding as of September 17, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

METALLINE MINING COMPANY
QUARTERLY REPORTON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2007 and October 31, 2006	F-2

Consolidated Statements of Operations for the nine-month and three-month periods ended July 31, 2007 and July 31, 2006 and for the period from inception (November 8, 1993) to July 31, 2007	F-3

Consolidated Statements of Cash Flow for the nine-month periods ended July 31, 2007 and July 31, 2006, and for the period from inception (November 8, 1993) to July 31, 2007	F-4

Condensed Notes to Consolidated Financial Statements	F-7

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
ASSETS	(Unaudited)	**

CURRENT ASSETS
Cash and cash equivalents	$1,053,826	$689,994
Investments	8,900,000	5,925,000
Accounts receivable	—	35,934
Tax refunds receivable	313,425	—
Other receivables	37,794	—
Prepaid expenses	26,101	14,288

Total Current Assets	10,331,146	6,665,216

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	4,362,475	4,334,767

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $454,434 and $427,892, respectively	707,866	611,966

Total Equipment	707,866	611,966

TOTAL ASSETS	$15,401,487	$11,611,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$24,968	$238,198
Accounts payable — related parties	61,920	125,460
Accrued liabilities and expenses	55,370	116,162
Other liabilities	—	10,000

Total Current Liabilities	142,258	489,820

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized, 38,623,103 and 34,207,912 shares issued and outstanding, respectively	386,231	342,079
Additional paid-in capital	48,024,813	38,594,886
Deficit accumulated during exploration stage	(33,124,356)	(27,814,836)
Accumulated other comprehensive income (loss)	(27,459)	—

Total Stockholders’ Equity	15,259,229	11,122,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,401,487	$11,611,949

** Derived from the audited financial statements for the year ended October 31, 2006
The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 8,
					1993
					(Inception)
	Three Months Ended		Nine Months Ended		to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	963,245	669,486	2,100,838	1,055,533	11,427,701
Depreciation and write-off of equipment	40,874	17,924	183,520	53,771	305,658

	1,004,119	687,410	2,284,358	1,109,304	11,733,359

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	266,733	127,295	598,745	965,409	9,395,108
Office and administrative expenses	117,656	163,292	377,046	333,695	2,865,344
Professional services	460,954	219,191	2,117,676	831,080	7,502,558
Directors fees	76,920	—	225,720	—	2,061,884
Depreciation	11,112	8,136	18,682	13,732	185,113

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	933,375	517,914	3,337,869	2,143,916	22,010,007

LOSS FROM OPERATIONS	(1,937,494)	(1,205,324)	(5,622,227)	(3,253,220)	(33,743,366)

OTHER INCOME (EXPENSES)
Interest and investment income	172,112	81,197	309,893	95,631	560,064
Miscellaneous ore sales, net of expenses	—	10,426	—	(31,111)	134,242
VAT tax refunds	—	—	—	13,045	132,660
Miscellaneous income	—	24,000	2,814	85,500	82,330
Interest and financing expense	—	(1,203)	—	(2,058)	(290,286)

TOTAL OTHER INCOME	172,112	114,420	312,707	161,007	619,010

LOSS BEFORE INCOME TAXES	(1,765,382)	(1,090,904)	(5,309,520)	(3,092,213)	(33,124,356)

INCOME TAXES	—	—	—	—	—

NET LOSS	$(1,765,382)	$(1,090,904)	$(5,309,520)	$(3,092,213)	$(33,124,356)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.03)	$(0.15)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,720,244	34,118,509	34,953,913	29,555,877

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8, 1993
			(Inception)
	Nine Months Ended		to
	July 31,	July 31,	July 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,309,520)	$(3,092,213)	$(33,124,356)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and write-off of assets	202,202	67,503	633,447
Noncash expenses	—	—	126,864
Common stock issued for services	211,559	—	1,237,046
Common stock issued for compensation	—	668,715	977,106
Options issued for compensation	79,229	—	4,439,229
Common stock issued for directors fees.	244,260	—	244,260
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	1,094,950	—	1,783,721
(Increase) decrease in:
Accounts receivable	35,934	(12,100)	—
Tax refunds receivable	(313,425)	—	(313,425)
Other receivables	(37,794)	8,418	(37,794)
Prepaid expenses	(11,812)	(18,059)	(26,100)
Increase (decrease) in:
Accounts payable — related parties	(63,540)	—	61,920
Accounts payable	(213,230)	(3,682)	24,968
Other liabilities	(10,000)	12,871	(10,000)
Accrued liabilities and expenses	(60,792)	(138,744)	65,370

Net cash used by operating activities	(4,151,979)	(2,507,291)	(20,799,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	—	—	(5,925,000)
Purchase of investments	(15,200,000)	—	(15,684,447)
Proceeds from investments	12,225,000	—	12,709,447
Purchase of equipment	(298,103)	(60,436)	(1,285,508)
Acquisitions of mining property	(27,708)	—	(4,480,339)

Net cash used by investing activities	(3,300,811)	(60,436)	(14,665,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,671,893	10,758,737	33,253,707
Proceeds from issuance of options and warrants	—	—	981,140
Proceeds from exercise of warrants	2,172,188	31,250	2,172,188
Deposits for sale of stock	—	—	125,500
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	(3,157)	(15,783)

Net cash provided by financing activities:	7,844,081	10,786,830	36,546,752

Effect of Exchange rate changes on cash	(27,459)	—	(27,459)

Net increase (decrease) in cash and cash equivalents	363,832	8,219,103	1,053,826
Cash and cash equivalents beginning of period	689,994	213,369	—

Cash and cash equivalents end of period	$1,053,826	$8,432,472	$1,053,826

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—	$—
Interest paid	$—	$520	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock issued for non-cash options	$59,220	$—	$59,220
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
Operating results for the nine-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.
Concentration of Risk
The Company maintains its domestic cash in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $265,630 and $184,679 at July 31, 2007 and October 31, 2006, respectively, are denominated in pesos and are considered uninsured. At July 31, 2007, the Company’s cash balances and marketable securities included $9,853,826 which was not federally insured.
Investments
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its investments in auction rate securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” such that if the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as a current available-for-sale investment. Short-term investments include investments with maturities greater than three months, but not exceeding twelve months and available for sale auction rate securities.
The Company determines the appropriate classification of its investments in debt and equity securities at the time of the purchase and re-evaluates classifications at each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity.

The Company maintains the majority of its investments in auction rate securities (“ARS”) which provide acceptable interest rates with high liquidity allowing the Company to convert the securities to cash every 7 to 35 days depending upon the specific ARS. Auction rate securities are floating rate securities with long-term nominal maturities of 25 to 30 years, but are marketed by financial institutions with maturity and interest rates at 7, 28, and 35 day intervals. The result is that the market always has large quantities of securities resetting their interest rates every week resulting in high liquidity. As of July 31, 2007, the Company had $8,900,000 of ARS securities with reset dates of 7 days and annual yields ranging from 5% to 5.15%.
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the nine months ended July 31, 2007 and 2006 were $2,284,358 and $1,109,304, respectively. The exploration costs expensed during the Company’s exploration stage amount to $11,733,359.
Foreign Operations
The accompanying balance sheet at January 31, 2007 contains Company assets in Mexico, including: $4,362,475 in property concessions; $919,551 (before accumulated depreciation) of mining equipment; and $265,630 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
IVA Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of July 31, 2007, the Company filed applications with the Mexican authorities to recover approximately $605,000 of value added taxes (“IVA”) paid by its Mexican subsidiaries during 2005, 2006, and 2007. The Company has recorded a receivable in the amount of $313,425 as of July 31, 2007 for IVA taxes paid since November 1, 2006. The Company has recorded an allowance on the IVA tax receivable for taxes paid prior to October 31, 2006 as collectability cannot be reasonably estimated. However, the Company has been working extensively with Mexican authorities to recover these amounts. Any subsequent recovery of these taxes will be booked as credit to exploration expense.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.
In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.
NOTE 4 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT
Sierra Mojada Mining Concessions
The Company owns or is in the process of acquiring 15 mining concessions consisting of 19,397.9202 hectares (about 47,930 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. The mining concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Project.
The Company purchased nine of the concessions from Mexican entities and/or Mexican individuals and the remaining six concessions were granted by the Mexican government. Each mining concession enables the Company to explore the underlying concession in consideration for the payment of semi-annual fee to the Mexican government and completion of certain annual assessment work. Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods. The company has completed sufficient work to meet future requirements for many years.

As of July 31, 2007, the Company owns the following mining concessions in the Sierra Mojada District:

	Acquisition
Concession	Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$15,875
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,682,772
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	180,988
Esmeralda	Purchased	3/20/1997	117.50	255,647
La Blanca	Purchased	8/20/2001	33.50	122,760
Fortuna	Claim Filed	12/8/1999	13.96	76,725
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	15,413
Los Ramones	Purchased	4/10/2006	8.60	278
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	93
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada	Claim Filed	1/26/2007	2,900.00	5,980
Alote	Claim Filed	5/17/2007	3,749.00	5,944

			19,397.92	$4,362,475

NOTE 5 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at July 31, 2007 and October 31, 2006, respectively:

	July 31, 2007	October 31, 2006
Mining equipment	$657,231	$589,751
Communication equipment	8,864	10,179
Buildings and structures	141,061	141,061
Land — non mineral	15,839	15,839
Vehicles	170,182	152,030
Computer equipment and software	156,656	120,664
Office equipment	11,579	9,446
Furniture and fixtures	888	888

	1,162,300	1,039,858
Less: Accumulated depreciation	(454,434)	(427,892)

	$707,866	$611,966

Depreciation expense including write-off of equipment for the nine months ended July 31, 2007 and 2006 was $202,202 and $67,503, respectively.
NOTE 6 — CAPITAL STOCK
Common Stock
In March 2007, the Company completed a private placement of 2,413,571 shares of the Company’s restricted common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant. Net proceeds from this private placement were $5,671,893. Using the Black-Scholes model, an average value of $3.49 per warrant was allocated to these warrants for a total allocated value of $4,210,473
During the nine months ended July 31, 2007, the Company issued 49,120 shares to outside consultants for services provided at an average price of $4.31 per share. The Company also issued 90,000 shares of common stock at an average price of $2.71 per share to its independent directors for services provided.
During the nine months ended July 31, 2006, the Company issued 13,456,084 shares of common stock under a private placement for cash consideration of $0.80 per share. Purchasers of these shares also received a warrant to purchase one share of common stock at an exercise price of $1.25 with an exercise period of five years. The warrants were valued at $.29 per share for a total allocated value of $3,945,838. In addition to common stock issued through the private placement, 248,593 shares of common stock were issued for prior compensation at $2.69 per share.
Shareholder Rights Plan
On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately. In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007. The Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.
In the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company’s common stock having a value equal to two times such purchase price. The Rights will expire on June 11, 2017, or on June 11, 2008 if the Shareholder Rights Plan is not approved by the Company’s shareholders before that date.

Stock Options
On November 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumed no expected dividends and estimated the option expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.
The Company has elected to adopt the modified prospective transition method as permitted by Statement 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after November 1, 2006. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period. The Company’s consolidated financial statements as of and for the three and nine months ended July 31, 2007, reflect the impact of SFAS 123(R).
The Company has two existing qualified stock option plans. Under the 2006 Qualified Stock Option Plan (the “2006 plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2001 Qualified Stock Option Plan (the “2001 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.
In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan. The options vest 50,000 on October 31, 2007, and 100,000 on both October 31, 2008 and 2009. The fair market value of the options at the date of grant was $2.69 per share and the Company has recognized $79,229 of compensation expense through July 31, 2007. This expense is included in salaries and payroll expense under general and administrative expenses. There remains $594,306 of total unrecognized compensation expense, which is expected to be recognized over a period of 2.25 years. No share-based employee compensation cost for stock options was recognized in the consolidated financial statements for the nine month period ended July 31, 2006.
In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.

A summary of stock option activity as of July 31, 2007 and changes during the nine months then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at November 1, 2006	3,360,000	$2.41
Granted	250,000	4.30
Exercised	(126,000)	1.32
Forfeited or Expired	(84,000)	1.32

Outstanding at July 31, 2007	3,400,000	$2.61	8.10	$2,806,500

Exercisable at July 31, 2007	3,150,000	$2.48	7.96	$3,021,500

Summarized information about stock options outstanding and exercisable at July 31, 2007 is as follows:

Options Outstanding				Options Exercisable
		Weighted Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.30	100,000	2.02	$1.30	100,000	$1.30
1.32	100,000	3.18	1.32	100,000	1.32
2.15	200,000	2.59	2.15	200,000	2.15
2.59	2,750,000	8.75	2.59	2,750,000	2.59
4.30	250,000	9.88	4.30	—	—

$1.30-4.30	3,400,000	8.10	$2.61	3,150,000	$2.48

A summary of the nonvested shares as of July 31, 2007 and changes during the nine months ended July 31, 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at October 31, 2006	—	$—
Granted	250,000	2.69
Vested	—	—
Forfeited	—	—

Nonvested at July 31, 2006	250,000	$2.69

As of July 31, 2007, there was $594,306 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 2.25 years.
Warrants
During the nine months ended July 31, 2007, the Company issued warrants for 600,000 common shares for professional services at an average exercise price of $3.27 per share. Using the Black-Scholes model an average value of $1.82 per warrant was allocated to these warrants for a total allocated value of $1,094,950
In connection with the private placement completed in March 2007, the Company issued warrants to purchase 1,206,785 shares of common stock at an exercise price of $2.42 per share. The warrants were valued at $3.49 per share for a total allocated value of $4,210,473.
During the nine months ended July 31, 2007, warrants for 1,736,500 shares were exercised at an average price of $1.25 per share for total cash proceeds of $2,172,187. The value allocated to these warrants on the date of grant was $503,585.
As of July 31, 2007, the Company has outstanding warrants to purchase 14,945,408 shares of common stock. The warrants have a weighted average exercise price of $1.42 per share and have a weighted average remaining contractual life of 3.28 years.
NOTE 7 — SUBSEQUENT EVENTS
In August, 2007 the Company issued 18,000 shares of common stock to independent directors of the Company for services received in the three months ended July 31, 2007. The Company has accrued $61,920 of costs associated with these shares as of July 31, 2007.
Also in August 2007, two warrants were exercised for 87,500 shares of common stock at an exercise price of $1.25 per share.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement about Forward-Looking Statements
This Quarterly Report on Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
•	The amount and nature of future capital, development and exploration expenditures;
•	The timing of exploration activities;
•	Business strategies and development of our business plan; and
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 under the caption “Risk Factors,” many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.
Plan of Operation
The Company is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns mining concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico as described below (the “Property”). The Company’s objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V.

The Company owns the following mining concessions, including the buildings and equipment located thereon:

Concession[1]	Title No.	Hectares

Sierra Mojada	198513	4,767.3154
Mojada 3	226756	722.0000
Unificacion Mineros Nortenos	169343	336.7905
Esmeralda I	211158	95.4977
Esmeralda	212169	117.5025
La Blanca	220569	33.5044
Fortuna	160461	13.9582
Vulcano	83507	4.4904
Mojada 2	227585	3,500.0000
El Retorno	216681	817.6548
Los Ramones	223093	8.6039
El Retorno Fracc. 1	223154	5.5071
Dormidos	229323	2,326.0953
Agua Mojada	E-07/16743	2,900.0000
Alote[1]	—	3,749.0000

Total		19,397.9202

[1]	Title for this concession is pending.
The Company owns or is in the process of acquiring 15 concessions consisting of 19,397.9202 hectares (about 47,930 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. The Company purchased nine of the concessions from Mexican entities and/or Mexican individuals and the remaining six mining concessions were granted by the Mexican government.
The Company holds title to its concessions subject to its obligation to maintain and conduct work on the concessions, record evidence of the work with the Mexican Ministry of Mines and pay a semi-annual fee to the Mexican government. Annual assessment work in excess of statutory requirements can be carried forward and applied against future annual work requirements. The value of our accumulated carry forwards on our concessions would meet future requirements for many years.
The Company’s primary focus has been to explore the Sierra Mojada concessions to identify available mineral deposits, securing a legal right to exploit the deposit and defining a resource. From 1999 through early 2005 an oxide zinc mineralization has been defined that management has determined contains sufficient estimated zinc metal to justify a study of the mineralized material. A feasibility study has been initiated for the Company by Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 10 to 12 months is to continue work on the feasibility study to determine whether a mining operation may be profitably conducted on the Company’s concessions. The feasibility study is a detailed engineering and economic valuation of the iron oxide and smithsonite manto mineralized material and consists of six major elements: Resource Model, Metallurgy, Mine Plan, Extraction, Reduction and Water Development.

The Resource Model has been revised and it will be used interactively with the mining and concentrator team to optimize the baseline business case for the study. Another revision of the Resource Model incorporating improved geological constraints is expected to be completed by late September 2007. The Resource Model will then be subjected to a technical audit.
The Company has performed a technical audit of its sample collecting, sample preparation, and data logging technical processes and is improving its technical processes, facilities, and procedures. It has acquired improved geological information requested by its engineers in completing their studies. Field studies for a geotechnical study involving diamond drilling and structural mapping have been completed, in situ and laboratory measurements of rock strength and other testing to confirm the applicability of various mining methods to the rocks at Sierra Mojada is nearly complete, and a report of conclusions is being prepared. The Company analyzed a large sampling of rocks from within the boundaries of the current Resource Model grade shell for other metals that might be recovered as coproducts of mining zinc. The elements considered include silver, cadmium, indium, gallium, germanium, and cobalt. Of these elements only silver is a candidate for coproduct recovery from the material within the resource model.
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
The Mine Plan studies contract was awarded to the firm of Pincock, Allen and Holt. The Mine Plan studies involve three stages of progressively more definitive work. These are a scoping stage, a preliminary design phase, and a detailed design phase. The scoping stage of Mine Plan studies has evaluated methods to mine the deposit. Geotechnical results will determine the optimum method(s) to mine the deposit, the associated capital and mining costs and feasible production rates. The production rate for the project is determined through an economic evaluation that seeks to optimize the expected return on investment based on consideration of the Resource Model and interactions with the mining method, the extraction and reduction plants in the context of the expected capital and operating costs of the entire system. A baseline design case using concentration of oxide zinc minerals and refining the concentrate using solvent extraction and electrowinning (SXEW) is used to compare the economic efficiency of various engineering alternatives. After the optimum approach is determined, the engineering design is developed in stages of increasing complexity and detail. Throughout this process, standard engineering practices are employed to progressively reduce the engineering and economic uncertainties.
The Company has entered into a contract with Agapito Associates Inc., of Golden, Colorado, to perform geotechnical and rock mechanics studies at the site in support of mine planning activities. In mid-May 2007, a drilling program was initiated to obtain large diameter core samples for testing in Agapito laboratories. This drilling used one of the Company’s diamond drill units. As of August 8, 2007, the drilling program was completed. Fourteen large diameter diamond drill holes were completed, totaling 1363.25 m of hole, the cores exhaustively logged for geotechnical purposes, and samples selected for laboratory measurements of rock strength. A borehole shear strength tester (BST) has been used to determine in situ rock strength in these, and other, bore holes. Structural mapping is complete in both surface and underground localities. The geotechnical work is approximately on the planned schedule.

Water Development is completed and consisted of drilling for a groundwater supply capable of producing water for the mine and plant in volumes adequate to meet water supply requirements estimated by the engineering groups performing the feasibility study. Four wells were completed and tested, and application is be made to the appropriate agency (the Comisión Nacional de Agua) to grant the Company water rights. In the opinion of the Company and its consulting geohydrologist, the Company can reasonably expect to develop enough water of adequate quality to meet the requirements for a mine and concentrator, and the associated potable water requirements for employees. Environmental, Social, and permitting studies will be continued and completed by our consultants. Weather-, noise-, and air-quality-monitoring continue. A community survey was conducted in cooperation with the government of the Municipio of Sierra Mojada, to document the social impact of the potential mining operations. A documented community out-reach program in being continued with our workers, the local community, the local government and appropriate agencies in State and Federal governments. All of this work will be done to comply with Mexican regulations, laws, and norms and with sustainable development considerations as described in the International Finance Corporations “Performance Standards on Social and Environmental Sustainability” and the Environment Assessment required by the World Bank’s “Equator Principles”.
In order to finance the feasibility study and the business operations described above for corporate overhead through completion of the feasibility study, the Company has raised capital by selling unregistered shares of its common stock as described below in “Liquidity and Capital Resources.” The Company estimates that completion of a feasibility study will cost an additional $3.0 million and the Company expects that it will take an additional 10 to 12 months to complete all aspects of the study. Spending on the feasibility study during the nine months ended July 31, 2007 was approximately $1,340,000. This amount includes payments to third parties for goods and services, and does not include expenses for general corporate purposes or to support the feasibility study by our employees in Mexico. Following the completion of a successful feasibility study, the Company would then proceed to secure financing for the construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company’s concessions and for Concentration and Reduction plants to extract metal from the ore that would be mined. The Company estimates that construction of a mine and extraction and reduction plant would cost approximately $400 million and take approximately two to three years to complete after completion of the feasibility study, assuming sufficient funding is available. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.
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
Subsequent Event
In August 2007, the Company issued 18,000 shares of common stock to independent directors of the company for services received in the three months ended July 31, 2007. The Company has accrued $61,920 of costs associated with these shares as of July 31, 2007. Also in August 2007, two warrants were exercised for 87,500 shares of common stock at an exercise price of $1.25 per share.
Cautionary Note
The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company. See “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.
Results of Operations
For the nine months ended July 31, 2007, the Company experienced a consolidated net loss of $5,309,000 or $0.15 per share, compared to a consolidated net loss of $3,092,000, or $0.10 per share during the comparable period in the previous year. The $2,217,000 increase in consolidated net loss is primarily due to a $1,175,000 increase in exploration and property holding costs and a $1,287,000 increase in professional fees. These increases and other cost increases were partially offset by higher interest and investment income.
Exploration and property holding costs
Exploration and property holding costs increased to $2,284,000 for the nine-months ended July 31, 2007 compared to $1,109,000 for the comparable period last year. This increase was primarily due to increased drilling and sampling costs to support the company’s feasibility study.

General and Administrative Costs
General and administrative expenses increased to $3,338,000 for the nine month period ended July 31, 2007 as compared to $2,144,000 for the nine month period ended July 31, 2006. The $1,194,000 increase is overall general and administrative expenses are primarily due to the following:
•	Higher professional fees due to $1,094,000 of stock based compensation for warrants issued to outside consultants for investor services.
•	Increased professional fees related to the preparation of the Company’s feasibility study
•	Director’s fees increased $226,000 primarily due to stock based compensation for stock grants issued to its independent directors.
These increases were partially offset by a $366,000 decrease in salaries and payroll expenses. The decrease in salaries and payroll expense is due to higher stock based compensation in 2006 related to stock grants issued to officers.
Other Income (Expense)
Other Income (Expense) was $312,707 for the nine months ended July 31, 2007 as compared to $161,007 for the comparable period in 2006. The increase of $151,700 is primarily due to higher interest and investment income and was partially offset by lower miscellaneous income. Higher cash and investment balances due to recent private equity offering combined with recent warrant exercises have resulted in higher investable cash balances which have resulted in increased interest and investment income.
Liquidity and Capital Resources
The Company financed its obligations during the nine months ended July 31, 2007 from cash on hand. At July 31, 2007, the Company’s cash, cash equivalents and marketable securities increased by $3,339,000 compared to the year ended October 31, 2006. This increase is due to $5,672,000 in net proceeds from a private placement discussed below that closed on March 6, 2007 and $2,172,000 of cash proceeds from warrants exercised during the period. Also during this period, the Company used $4,152,000 in operating activities, principally in connection with maintaining the property, continuation of a surface exploration drilling program and continued feasibility study funding, which includes the water development drilling.
During the nine month period ended July 31, 2007, the Company completed a private offering of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock, exercisable at $2.42 per share and expiring on March 6, 2011 (the “Securities”). The Securities were purchased at a price of $4.70 per Unit, which consists of two shares of common stock and one warrant for aggregate gross proceeds of $5,671,893.
As of July 31, 2007, the Company’s liquid resources’, consisting of cash, cash equivalents and marketable securities, was $9,954,000.
The Company’s current operating expenses total $350,000 per month, for an expected operating expense of $4.2 million in the next 12 months. The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. As discussed previously, assuming adequate funding is available, the Company estimates that it will cost about $3.0 million in additional spending to complete the feasibility study, but there can be no assurance that this estimate will not be revised upward. The portions of the study that relate to the mine and concentrator in Mexico should be largely complete by the end of 2007, but we expect that work on the refinery and preparation of the final study documents will not be completed until October of 2008. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately.

The Company’s management believes that private placements of its shares have provided sufficient cash for the Company to continue to operate for at least the next twelve months based on current expense projections. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company’s concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.
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
Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.
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
Shareholder Rights Plan
On June 11, 2007, the Board of Directors adopted a shareholders rights plan, which became effective immediately. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the Board of Directors. The rights, however, should not deter any prospective offeror willing to negotiate in good faith with the Board of Directors, nor should the rights interfere with any merger or other business combination approved by the Board of Directors. To effect the shareholders rights plan the Board of Directors declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on June 22, 2007. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred. The rights will expire on June 11, 2017, or on June 11, 2008 if the rights plan is not approved by the Company’s shareholders before that date.
Accounting for Stock Options and Warrants Granted to Employees and Non-employees
On November 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). The expected term of the options is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future. The Company uses the graduated vesting attribution method to recognize compensation costs over the requisite service period
Warrants were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 80%, a risk-free interest rate of 5% and an exercise term of from two to five years.
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
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of July 31, 2007, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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
The Company’s management has also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of September 18, 2007, excluding transactions that were previously reported on our Form 10-QSB or Form 8-K filed during the period.
On August 7, 2007, the Company issued 12,500 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 12, 2007, the Company issued 75,000 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.

ITEM 6.	Exhibits.
3.1	Articles of Incorporation. (1), (2), (3)

3.2	Bylaws, as amended. (3)

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. (4)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007

METALLINE MINING COMPANY
An Exploration Stage Company
SIGNATURES
In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

September 18, 2007	By:	/s/ Merlin Bingham

Date		Merlin Bingham, President and
Chief Executive Officer

September 18, 2007	By:	/s/ Robert Devers

Date		Robert Devers,
Principal Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Incorporation. (1), (2), (3)

3.2	Bylaws, as amended. (3)

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. (4)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(4)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007