Form 10KSB
period 2007-10-31
METALLINE MINING CO
filed 2008-01-29
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF                      TO                     .
Commission File Number: 001-33125
METALLINE MINING COMPANY
(Name of small business issuer in its charter)

Nevada	91-1766677

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
1330 E. Margaret Ave., Coeur d’Alene, ID 83815
(Address of principal executive offices, including zip code)
Issuer’s telephone number: (208) 665-2002
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
Yes ☐     No ☑
Issuer’s revenues for its most recent fiscal year: None.
As of January 11, 2008, there were 39,526,227 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price on January 11, 2008, is $96,605,611.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

PART I
When we use the terms “Metalline Mining Company,” the “Company,” “we,” “us,” “our,” or “Metalline,” we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement about Forward-Looking Statements” section of this document for an explanation of these types of assertions.
Item 1. DESCRIPTION OF BUSINESS
Background and Corporate Structure
Metalline Mining Company (the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns sixteen concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”). The Company’s objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).
General Development of the Business
Overview
Mining operations are typically developed in phases. These phases include:
1) Exploration — exploring to identify available mineral deposits, securing a legal right to exploit a deposit and define a resource;
2) Preliminary development — conducting a feasibility study of engineering factors, construction plans, and expected operating costs so as to determine whether deposits may be profitably extracted; and
3) Development — consisting of constructing mine working and processing plant and procuring and installing related equipment so that mining operations may be started.
The Company has completed the first phase, by exploring the Sierra Mojada concessions to identify available mineral deposits, securing a legal right to exploit the deposit and defining a resource. From 1999 through early 2005 an oxide zinc mineralization was defined that management has determined contains sufficient estimated zinc metal to justify a feasibility study of the mineralized material.
The Company is now in the midst of performing second phase activities. A feasibility study has been initiated for the Company by Green Team International of Johannesburg, South Africa as the prime contractor. The Company’s plan of operation for the next 6-12 months is to complete work on the feasibility study to demonstrate that a mining operation may be profitably conducted on the Company’s concessions. The study is a detailed engineering and economic valuation of the iron oxide manto mineralized material. The study consists of five major elements: Metallurgy, Resource Model, Mine Plan, Refining and Water Development. The Metallurgy studies have been completed, results of which have been announced in a news release dated July 12, 2005. The resource model, a process dependent upon other engineering results, continues in progress. The Mine Plan contract was awarded to the firm of Pincock, Allen and Holt and involves three stages of progressively more definitive work. These are a scoping stage, a preliminary design phase, and a detailed design phase. The scoping stage of Mine Plan studies has evaluated methods to mine the deposit, determined the optimum method to mine the deposit, and determined feasible production rates. Estimates of the associated capital and mining costs are being finalized. The production rate for the project was determined through an economic evaluation that seeks to optimize the expected return on investment based on consideration of the resource model and interactions with the mining method, the extraction and reduction plants in the context of the expected capital and operating costs of the entire system. After the optimum approach is determined, the engineering design is developed in stages of increasing complexity and detail. A baseline design case using concentration of oxide zinc minerals and refining the concentrate using solvent extraction and electrowinning (SXEW) is used to compare the economic efficiency of various engineering alternatives. Results to date indicate that solvent extraction will probably not be required to refine concentrates from Sierra Mojada. This should result in reductions in capital and operating costs at the refinery. Throughout this process, standard engineering practices are employed to progressively reduce the engineering and economic uncertainties.

We estimate that completion of a feasibility study will cost an additional $3.7 million and the Company expects that it will take an additional 6 to 12 months to complete. Following the completion of a successful feasibility study, we will then proceed to secure financing for the construction of a mine and related infrastructure pursuant to a Mine Plan developed specifically for the Company’s concessions and for Concentration and Reduction plants to extract metal from the ore that would be mined. The Company has no reliable, current estimate of the cost of constructing a mine, concentrator, refinery, and associated infrastructure, nor of the time realistically required to construct these facilities. The mining industry as a whole is currently experiencing explosive growth in the costs of new facilities, and several major mining companies have seen the actual costs of projects greatly exceed the estimates generated in feasibility studies. Furthermore, the construction and support industries are operating at or beyond normal capacity. Under these conditions, it is irresponsible to attempt to estimate project costs or construction timelines before the engineer designs are complete. Management is evaluating several options to insure that the project is fundable by mitigating risks associated with potential capital cost increases. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.
Below is a more detailed description of mineral exploration and work completed for the feasibility study.
Mineral Exploration
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
Exploration from 1997 to 1999 concentrated on the polymetallic copper, silver, zinc, lead mineralization north of the Sierra Mojada Fault. The Veta Rica, Once, San Jose and other mines located in the western part of the district were mapped and channel sampled. In the eastern part of the District in the Encantada and Fronteriza mines, copper, silver, zinc, lead mineralization has been mapped, channel sampled and drilled and is known as the Polymetallic Manto. Work on the polymetallic mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted on the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the solvent extraction electrowinning (“SXEW”) process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible. Now that the Company’s work on the oxide zinc mineralization is in the feasibility study stage, the Company anticipates continued exploration of the polymetallic mineral system north of the Sierra Mojada Fault.
The Company initiated a diamond drill program in January 2004, and drilled over 30,000 meters in 2004 and 2005. In addition, over 9,000 meters of percussion drill and over 12,000 meters of channel samples of the oxide zinc mineralization in the San Salvador, Encantada and Fronteriza mines has been completed by the Company and its previous joint venture partners. This work has defined a body of oxide zinc mineralization extending 1,500 meters in an east-west direction, 100 to 200 meters in a north-south direction, and 20 to 100 meters vertically. The Company intends to continue the drill program into the Esmeralda mine, the next mine to the west of the San Salvador, to further define the extent of the Iron Oxide Manto and the Smithsonite Manto.
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

Feasibility Study
Resource Model
In 2004, the Company retained Reserva International, LLC, an independent contractor specializing in resource evaluation, to generate a preliminary block model evaluation based upon the data compiled from the Company’s and its previous joint venture partner’s accumulated database to determine the size and grade of the mineralization of the Iron Oxide Manto.
During 2006, one core hole was drilled into the rocks that are within the block of ground considered to be within the resource model. This hole was drilled for quality control purposes. The core from this hole has been assayed, and the results appear to confirm previous work.
During 2007, the Company audited and improved its sample collecting, sample preparation, and data logging technical processes and it acquired improved geological information requested by its engineers in completing their studies. The new studies included geotechnical studies and other testing to confirm the applicability of various mining methods to the rocks at Sierra Mojada. The Company had a large sampling of rocks from within the boundaries of the current Resource Model grade shell analyzed for other metals that might be recovered as co-products of mining zinc. The elements considered included silver, cadmium, indium, gallium, germanium, and cobalt. Of these elements only silver is present in potentially recoverable amount.
The Company remains of the opinion that sufficient mineralized material has been defined to justify construction of a mine, extraction plant and refinery, but the Company must complete the feasibility study to determine whether a mining operation may be profitably conducted. This study will consist of a detailed engineering and economic valuation of the Iron Oxide Manto mineralized material to determine the viability and profitability of the potential operation. As part of this work, the resource model was reevaluated to insure its compliance with applicable engineering norms and the engineering and geostatistical standards applicable to project evaluations of this quality. Reserva has revised the resource model using improved geological constraints and input from additional peer review of the model. The results of this work are in the final stages of preparation for a formal report.
The Company initiated the feasibility study in 2004, retaining Green Team Consultants International cc (“GTI”), of Johannesburg, South Africa. Metalline’s selection of GTI was partially due to GTI’s experience conducting the feasibility study for the Skorpion mine and its involvement in the project execution up to hot commissioning. Norman Green, managing member of GTI, was the Anglo Base Metals Project Manager for the Skorpion Zinc Project, while other members of GTI were deployed in area manager and various technical roles in the integrated Anglo Base Metals Team. The Anglo Base Metals Project Team was responsible for the overall management of the EPCM contractor during project execution and commissioning. After commissioning, various members of GTI remained involved during the ramp-up phase to assist with operator training, plant optimization and remedial work. The Skorpion mine is the first, and to date the only, mine in the world using the solvent extraction electrowinning process for extracting Special High Grade zinc (SHG 99.995%) from oxide zinc ore.
Metallurgy
GTI has retained MINTEK, a South African consulting company specializing in mineral and metallurgical research and development, to complete the metallurgical work for the Project. MINTEK performed the metallurgical work for the Skorpion feasibility studies. GTI has also retained SRK Consulting (“SRK”) as the auditing engineering firm for the feasibility study. SRK is a world-wide engineering consulting company that was the auditing engineering firm for the feasibility study of the Skorpion Mine.
Principals of GTI, PAH and SRK have completed a tour and examination of the Sierra Mojada Property, reviewed the project data, conducted underground examination of the Iron Oxide, Smithsonite and Polymetallic Mantos, and selected surface locations for the mine and extraction plant facilities.

On July 12, 2005, the Company released the results of MINTEK’s metallurgical test work. The test work focused on demonstrating the viability of using a combination of dense media separation (“DMS”) and flotation processes to successfully produce a zinc oxide concentrate from representative samples taken from the Sierra Mojada mineralization. The report included a conceptual block flow diagram showing the key DMS and flotation steps followed by conventional zinc refining using leach, solvent extraction and electrowinning. The Company believes that the ability to produce a concentrate which can be shipped economically would be a major contributing factor to the potential success of the Project because it would allow the Company to choose the best site for a refinery based upon the tax regime, cost of power and other capital and operating cost inputs available at various locations. In addition, the report noted that acid-consuming minerals such as limestone and dolomite would be discarded in the concentration process, which would reduce sulphuric acid consumption in the refinery process.
MINTEK’s test work of the Sierra Mojada samples indicated that an oxide zinc concentrate with a zinc content of 30% can be produced at an overall concentrator zinc recovery of 75% to 80%. The concentrate produced responded well to atmospheric leaching with dilute sulphuric acid, and refinery leach extraction efficiency was above 98%. The concentrator operating cost is expected to be approximately $5 to $8 per ton of ore treated, which is offset by the fact that the sulphuric acid consumption in the refinery leach step is expected to be 70% less than that achievable with direct leaching of the ore.
The Company expects to continue to optimize the concentrating process route by conducting further test work to confirm key aspects of the flowsheet and to enhance overall recovery and concentrate grade. In particular, the incorporation of cleaner and scavenger steps in the flotation circuit and the potential to recover zinc from slimes produced in the process provides further upside potential.
Metallurgical studies continued with an objective of improving the design of the concentrator circuit for processing of zinc. These studies refined the concentrator flow sheet and suggested means to reduce reagent consumption. A laboratory error by MINTEK in South Africa resulted in an accidental disposal of the balance of our metallurgical sample, so a new round of bulk sampling was completed and approximately a metric tonne of material was shipped to MINTEK to support further testing. Initial metallurgical testing was unsuccessful in recovering the contained silver from samples of the zinc oxide material and a second round of testing is in progress. To support the metallurgical test for silver recovery, a series of samples containing higher levels of silver was collected and sent to MINTEK for study.
Mine Planning
The Company retained Pincock, Allen & Holt (“PAH”) of Lakewood, Colorado to prepare the mine plan as part of the feasibility study for the Project. After a preliminary evaluation of the project PAH recommended that a geotechnical study was required to allow evaluation of underground mining options at Sierra Mojada. A contract for the geotechnical work was issued to Agapito Associates. Under Agapito’s direction, a program of geotechnical core drilling was conducted, cores were logged and tested in the laboratory, surface and underground structural mapping was performed, and photographs of exploration drilling core was reinterpreted to obtain geotechnical data. Interpretations of this data suite allowed Agapito to make recommendations on the size and stability of underground workings that might be safely opened. These results have been communicated to PAH, and Agapito is close to completion of a formal report on its work. The geotechnical results have allowed PAH to make preliminary estimates of the production methods and production rates that might be obtained in a large underground mine at Sierra Mojada. PAH is currently completing this work. It appears that an open pit mine of the oxide zinc resource would have an unacceptably high stripping ratio and that the mineralization is best mined from underground.
Refinery
Work on site selection for a refinery continues. The characteristics of a good refinery site include availability of a reliable and inexpensive supply of large amounts of electricity, good access for receipt of large tonnages of concentrate shipments, an environmentally acceptable method to dispose of the leached residue, favorable tax treatment, and a politically stable environment. Ideally, we would prefer a site in Mexico, but there are no reliable public sources of large amounts of electricity at inexpensive prices in North America, so we have been forced to look further for a site. This search has included a site visit to our preferred location and preliminary discussions with government development officials in that location. The decision on a refinery site will have highest priority once the mining study permits a decision on an optimum mining rate.

Water Development
Water development was completed in early 2007. It consisted of drilling for a groundwater supply capable of producing water for the mine and plant in volumes adequate to meet water supply requirements estimated by the engineering groups performing the feasibility study. The results indicate that a water supply of adequate quantity and quality can be developed. Water from wells developed during the 2006 to 2007 period will become the source for domestic and industrial water at the Sierra Mojada site during the first quarter of fiscal 2008.
Site Evaluation, Environmental, and Regulatory
The Company completed condemnation drilling of areas identified as the potential surface plant location and for tailings disposal. The objective of this drilling is to insure that no mineralized bodies lie beneath the area where surface structures would be built and to provide information of the engineering properties of the ground in these areas. The results of this drilling confirm that there are no shallow ore bodies present in these areas. The Company contracted for and received a high resolution digital elevation model (DEM) of the area and terrain corrected orthophotographs. This information is used by the engineers of the feasibility team and in various submissions to government agencies. The Company has issued a contract for an environmental and social impact studies. The project will be executed to comply with the high standards of the Mexican government as well as those promulgated by the World Bank. Seasonal biological transects have been completed for areas that may be impacted by surface facilities and tailings disposal. Studies have not disclosed the presence of any endangered plant or animal species in the area. A field examination was completed by representatives of the INAH (Mexican National Institute of Archeology and History) to determine if the project would have archaeological and historical impacts. This work disclosed no problems. Baseline weather records have been located and a recording weather station has been installed on the proposed plant site. A documented community out-reach program was conducted by our workers, the local community, the local government and appropriate agencies in State and Federal governments. All of this work is being done to comply with Mexican regulations, laws, and norms and with sustainable development considerations as described in the International Finance Corporations “Performance Standards on Social and Environmental Sustainability” and the Environment Assessment required by the World Bank’s “Equator Principles”.
Evaluation of Other Mineralization
During 2006 and 2007, we performed surface core drilling, underground core drilling, and underground percussion drilling in areas outside of the oxide zinc resource. This work also included, surveying, mapping and channel sampling in the La Esmeralda mine and in older mine workings between the San Salvador mine shaft and extensive older workings to the west. No historic data is available for the La Esmeralda mine, which produced ore from the Lead Manto south of the Sierra Mojada Fault and the copper, silver, polymetallic mineralization north of the Sierra Mojada Fault. The Company expects that if underground mining methods are employed, access to the Iron Oxide Manto mineralization will enter through ground upon which La Esmeralda is located, and the location of the existing workings must be determined as part of the mine plan for the feasibility study. Channel samples in these workings have been collected and have produced a few thousand samples of mineralized material, which consist of north side copper-silver mineralization and south side oxide zinc mineralization. The Company has also completed an extensive sampling program in the vicinity of the La Norteña workings in the area of the Fronteriza mine shaft, where extensive workings for silver and coppers ore were developed historically. A number of the underground drill holes into the La Esmeralda area intersected highly anomalous silver values. The 3-dimensional geometric relationships between the numerous samples are complex and it would be difficult to present the results to the public in a meaningful and complete manner. Geostatistical modeling of the results is in progress and additional drilling of the area is planned. The Company will release these results only after geostatistical modeling has been completed and a proper engineering report can be issued.
A body of silver, copper mineralization is known to exist in an area between the Encantada and Fronteriza shafts. This area, known as the La Norteña area, has been partly explored by previous channel sampling, long-hole percussion drilling, and surface percussion drilling. Underground drilling into this area was begun in September, 2007, but we have received assay results from very few of these drill holes. Drilling into this area continues from two drill bases. A preliminary block model for this area is being developed but we have too little data to discuss the significance of previous results.

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
Employees
Metalline Mining Company currently has six employees, five of which are full time and one part time. Approximately 65 employees are employed under contract to our Mexican operating company Contratistas de Sierra Mojada S.A. de C.V. Our Mexican holding company, Minera Metalin S.A. de C.V., has no employees.
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
Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives
During the fiscal years ended October 31, 2007 and 2006 we suffered net losses of $6,931,557 and $11,193,037, respectively. At October 31, 2007 there was stockholders’ equity of $14,831,855 and a working capital of $9,376,324. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.
See the “Plan of Operation” below for a description of management’s plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.
No Commercially Mineable Ore Body; Resources and Reserves
No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that show proven and probable reserves. There can be no assurance that the Company’s concessions will ever contain reserves and investors may lose their entire investment in the Company.
There are numerous uncertainties inherent in estimating quantities of zinc resources, including many factors beyond our control, and no assurance can be given that the recovery of zinc will be realized. In general, estimates of recoverable zinc resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable zinc, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable zinc resources can be made at this time, if ever.

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
Fluctuating Price for Metals
The Company’s operations will be greatly influenced by the prices of commodities, including silver, copper, lead, zinc, and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company’s control, including interest rates, expectations for inflation, speculation, currency values, in particular the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.
Mining Concessions
The Company holds mining concessions in Mexico. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government. Ownership of the concessions provides the Company with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company currently anticipates that it will build mining infrastructure needed on land in part owned by the Company and in part owned by the local municipality. The municipality officials indicate that they are willing to negotiate the necessary agreements, but there can be no assurance that an agreement that is satisfactory to the Company will be reached.
Title to Our Mineral Properties May be Challenged
Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of these claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually check the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of October 2007, there were no such annotations, nor are we aware of any challenges from the government or from third parties.
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
Environmental Controls
Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company’s intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company. In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.
Availability of Water
Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Mining and ore processing requires large volumes of water. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. Although work completed thus far indicates that an adequate supply of water can probably be developed in the area, a residual risk will remain until all required wells are fully developed and are tested over an extended period of time.
Shortages of Supplies and Materials
The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the Company’s costs of such supplies and materials. Experience of the Company and of others in the industry is that suppliers are currently often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.
Availability of Outside Engineers and Consultants
The Company is heavily dependent upon outside engineers and other professionals to complete work on its feasibility study. The mining industry has experienced significant growth over the last several years and as a result, many engineering and consulting firms have experienced a shortage of qualified engineering personnel. In addition, commodity prices have also increased over the last several years which have increased the number of economically viable projects, which further dilute their ability to work on Company projects. The Company closely monitors its outside consultants through regular meetings and review of resource allocations and project milestones. However, the lack of qualified personnel combined with increased mining projects could result in delays in completing our feasibility study or result in higher costs to keep personnel focused on our project.
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
Capital Requirements and Liquidity; Need for Subsequent Funding
Although the Company has no immediate need for additional funds in order to finance its proposed business operations for the next 12 to 18 months, the Company’s operations after completion of the feasibility study will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds for implementing its mine plan after completion of the feasibility study, it may be forced to curtail or cease its activities. Equity financing, if available, may result in substantial dilution to existing stockholders.

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE:
Need for Additional Key Personnel; Reliance on Officers and Directors
At the present, the Company employs five full-time and one part-time employee in the United States, and relies on the personal efforts of its officers and directors. The success of the Company’s proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.
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
Compliance with Section 404 of the Sarbanes-Oxley Act
Section 404 of the Sarbanes-Oxley Act requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our annual report commencing with the annual report we file with the SEC for our fiscal year ended October 31, 2008.
We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline

Item 2. DESCRIPTION OF PROPERTY
Sierra Mojada Mining Concessions
The Company owns 16 concessions consisting of 19,408.4148 hectares (about 47,958 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. Eleven of the mining concessions were purchased from Mexican entities and/or Mexican Individuals and the remaining five mining concessions were granted by the Mexican government.
The Company owns the following mining concessions:

Concession[1]	Title No.	Hectares

Sierra Mojada	198513	4,767.3154
Mojada 3	226756	722.0000
Unificacion Mineros Nortenos	169343	336.7905
Esmeralda I	211158	95.4977
Esmeralda	212169	117.5025
La Blanca	220569	33.5044
Fortuna	160461	13.9582
Vulcano	83507	4.4904
Mojada 2	227585	3,500.0000
El Retorno	216681	817.6548
Los Ramones	223093	8.6039
El Retorno Fracc. 1	223154	5.5071
Dormidos	229323	2,326.0953
Agua Mojada [1]	—	2,900.0000
Alote[1]	—	3,749.0000
Volcan Dolores	224873	10.4946

Total		19,408.4148

[1] Title for this concession is pending.
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
The Company is using a new process under newly revised Mexican mineral land law to seek title to certain small parcels within and bounded by our concessions. These parcels are very old concessions that appear to have been abandoned and where the precise locations of the concession corners are uncertain. The concessions involved are more than one kilometer away from the area being studied in our feasibility study. The new law appears to grant the Company, as owners of the surrounding concessions, an exclusive right to award of these concessions. A governmental process to grant such title is under development and our applications are serving as test cases. We cannot anticipate when a final determination will be made on these applications.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights of all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate any necessary agreements with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company owns surface rights to three lots in the area (Sierra Mojada lot #1, #2, and #7) and the preliminary location of the surface plant is mostly on these lots. The Company currently anticipates that it will build mining infrastructure needed on land partly owned by the local municipality. The municipality officials indicate that they will grant the necessary agreements. The preliminary location for the tailing impoundment is on land owned by the Ejido Esmeralda, an agricultural cooperative. The Company has entered into a fifty year lease agreement with the Ejido for the use of this land and up to 50 Ha of common use land elsewhere on the Ejido. The Company has entered into preliminary agreements with other Ejidos and with private landholders to obtain surface trespass and use rights to drill water wells, to complete and test water wells, and to build water pipelines from well sites to the Company’s holdings near Sierra Mojada. The Company has moved to perfect these agreements by having them executed and filed before a Notary Public.
The concessions are located within a mining district known as the Sierra Mojada District (the “District”). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. See Exhibit 99. incorporated herein by reference for a map showing the location of the mine. The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range. The District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada. The District is accessible from Torreon by vehicle via 250 kilometers of paved road. There is a well maintained, 1,100 meter, gravel airstrip in the District as well as a railroad connecting with the National Railway at Escalon and at Monclova.
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

Mexico Facility
The Company’s facilities in Mexico include offices, residences, shops, warehouse buildings and mining equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico. The Company’s telephone and fax number in Mexico is 52 872 761 5129. Electric power has been upgraded to 13,200 volts and lines run to the office compound, the shops and the San Salvador and Encantada mines. The San Salvador and the Encantada mines have been electrified and the main levels are wired. San Salvador and Encantada head frames and hoists have been rebuilt and upgraded. The hoist on the Fronteriza shaft is current undergoing a major overhaul and repair. The Company has chosen not to obtain insurance on some its facilities and equipment because it would be difficult to obtain the insurance and the cost would outweigh the value. In management’s opinion, the Company’s plant and equipment are mostly in good condition and well maintained, and adequate round-the-clock security is provided.
Corporate Office
The Company’s corporate offices are located at 1330 East Margaret Avenue, Coeur d’Alene, Idaho 83815, and its telephone number is (208) 665-2002 and fax number is (208) 665-0041. The Company’s website is www.metalin.com.
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
Item 3. LEGAL PROCEEDINGS
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an Annual Meeting of Shareholders on September 21, 2007 (the “Shareholder Meeting”). At the Shareholder Meeting, the shareholders approved the following:

				Broker Non-
Proposal	For	Against	Abstain	Votes
Proposal #1 - To elect the following four persons as directors to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified

Merlin Bingham	22,381,971	—	179,800	—

Roger Kolvoord	22,383,866	—	177,905	—

Wesley Pomeroy	22,401,562	—	160,209	—

Robert Kramer	22,388,362	—	173,409	—

Proposal #2 — To approve the Company’s Shareholder Rights Agreement	9,869,239	506,029	37,276	—

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Company’s Common Stock is traded on the American Stock Exchange under the symbol MMG. Prior to November 6, 2006, the Company’s Common Stock was traded on the OTC Bulletin Board system under the symbol MMGG. The following table sets forth the high and low sales prices of the Company’s Common Stock during the fiscal year end October 31, 2007 and the high and low bid price for the fiscal year ended October 31, 2006 as reported by the internet source Google Finance (http://finance.google.com/finance). The over-the-counter quotations for the fiscal year ended October 31, 2006 are high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High	Low

Fiscal Year End October 31, 2007	4th Quarter (8/1/07 – 10/31/07)	$3.55	$2.10
	3rd Quarter (5/1/07 – 7/31/07)	$4.35	$2.76
	2nd Quarter (2/1/07 – 4/30/07)	$3.65	$2.25
	1st Quarter (11/1/06 – 1/31/07)	$4.50	$2.48

Fiscal Year End October 31, 2006	4th Quarter (8/1/06 – 10/31/06)	$3.24	$1.51
	3rd Quarter (5/1/06 – 7/31/06)	$5.67	$2.45
	2nd Quarter (2/1/06 – 4/30/06)	$2.97	$1.82
	1st Quarter (11/1/05 – 1/31/06)	$2.44	$0.72
The closing price of the Common Stock as reported on January 11, 2008, was $2.57 per share.
Holders
As of January 11, 2008, there were 242 holders of record of the Company’s Common Stock, who collectively held 39,526,227 issued and outstanding shares of Common Stock.
Dividends
The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.
Equity Compensation Plans Information
The Company’s currently has two equity compensation plans. The 2000 Equity Incentive Plan (the “2000 Plan”) was approved by the board of directors and stockholders in 2001. The 2006 Stock Option Plan (the “2006 Plan”) was approved by the board of directors in May 2006 and stockholders in July 2006.
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of October 31, 2007.

	Number of securities to be
	issued upon exercise of		Weighted average exercise	Number of securities
	outstanding options, warrants		price of outstanding	remaining available for
Plan Category	and rights		options, warrants and rights	future issuance

Equity compensation plans approved by security holders	3,650,000	(1)	$2.63	1,980,000	(2)

Equity compensation plans not approved by security holders	827,353	(3)	$2.72	—

Total	4,477,353		$2.65	1,980,000

(1)	Includes: (i) options to acquire 400,000 shares of Common Stock under the 2000 plan; and (ii) options to acquire 3,250,000 shares of common stock under the 2006 Plan.

(2)	Includes: (i) 230,000 shares of Common Stock available for issue under the 2000 Plan; and (ii) 1,750,000 shares of Common Stock available for issue under the 2006 Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 100,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 500,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of January 11, 2008, excluding transactions that were previously reported on our Form 10-QSB or Form 8-K filed during the period
On September 17, 2007, the Company issued 84,951 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On October 29, 2007, the Company issued 109,779 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On October 30, 2007, the Company issued 112,611 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On November 1, 2007, the Company issued 79,033 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On November 2, 2007, the Company issued 30,000 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On November 8, 2007, the Company issued 6,250 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On December 4, 2007, the Company issued 375,000 shares of Common Stock to investors upon the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On October 31, 2007 the Company granted 21,000 shares of Common Stock to the Company’s independent directors as compensation for services. Although the shares have accrued, the Company issued the share certificates subsequent to fiscal year-end. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities;

•	Business strategies and development of our business plan; and
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.
Plan of Operation
As stated under “General Development of the Business” in PART 1 of this 10-KSB, the primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the oxide zinc mineralization in our Sierra Mojada concessions. This task consists in part of performing the required technical tasks and in part of properly documenting, in accordance with generally accepted engineering guidelines, norms, and procedures, the manner in which the tasks were performed and the results of the ensuing analysis. Much of this work is iterative in nature and results of one task often requires modification of the work in some other task, and resulting modifications in the documentation of all impacted tasks. The final feasibility study becomes a summary document that reflects the important conclusion of detailed reports on the various technical tasks. For the format that we are using the detailed studies are termed Complimentary Reports. The Complimentary Reports currently being prepared deal with the geology of the Sierra Mojada area and the methods used to evaluate the mineralization; the resource model that provides an estimate of the size and grade of the mineralized volume, including a detailed discussion of the geostatistical methods used to create the estimate; the geotechnical results including a detailed discussion of how the geotechnical data were acquired and how they are interpreted; a hydrology report on the water supply for the area. We anticipate that these reports will be largely complete and ready for technical audit in early 2008.
The scoping study phase of the mine plan will be completed by evaluating interactions and optimizations between mine plan, concentrator and refinery sizing, and the resource model. On completion of this activity, the basic mine method(s) and project capacities will be frozen and mine planning will be carried to the next level of detail. The location of the refinery, the extraction and reduction plant will then be finalized, using the results of a previously performed alternatives analysis, and the details of refinery location and design will be attacked. GTI has previously completed fairly mature concentrator and refinery designs. Metallurgical and mineralogical studies of silver mineralization will be conducted.

The Company is continuously improving its general business capabilities in Mexico so that it is capable of performing the ramp up in activity required by our business objectives. We are selectively improving the quality of our workforce at all levels. We will become fully compliant with labor registration, safety, health and training requirements, and environmental registration. The Company has an on-going activity to insure that business controls in both the United States and Mexico are compliant with the requirements of the Sarbanes-Oxley legislation, and budget provision has been made for timely completion of this work.
Environmental, social, and permitting studies will be continued and completed by our consultants. These studies can be accelerated as soon as certain key technical decisions are finalized. Weather-monitoring will be continued and noise- and air-quality-monitoring will be performed. An active informational program is planned to insure that governmental officials at the State and Federal levels are aware of our intentions and their potential impacts
Some overarching business objectives in our activities are: to systematically reduce the significant risk factors listed earlier in this document; to reach the level of certainty required to comply with SEC Industry Guide 7; and to meet the level of quality required for our Feasibility Study to be acceptable to financial institutions to support funding decisions. Two disciplines help us to reach these objectives. First, generally accepted international engineering practice is based on methodology to achieve progressive reduction of risk and progressive reduction in economic uncertainties as studies progress. Second, outside technical/engineering auditors are retained to insure that work is done to the quality required by the engineering norms. In addition the Company is continuously evaluating strategies for additional testing to further reduce technical risk factors.
The Company will continue its program to explore for new mineralization. This effort is most intensely focused on areas of silver-copper mineralization close to mine workings that might be constructed to access and work the zinc oxide manto. The purpose of this work is both to identify areas that might be mined as well as to insure that contemplated mine workings do not render mineralization unmineable that might otherwise be exploited. Drilling is currently in progress from two drill bases to gather more data in these areas. The Company is aware of other areas within its concessions that it believes may have significant exploration potential. As resources are available, or specific opportunities are identified, such areas may receive exploration drilling attention. The Company has received permissions from local land owners to rebuild roads into the Dormidos prospect area and an active evaluation of this area is anticipated during the year.
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
Results of Operation
For the fiscal year ended October 31, 2007, the Company experienced a consolidated net loss of $6,932,000 or $0.20 per share, compared to a consolidated net loss of $11,193,000, or $0.36 per share during the comparable period in the previous year. The $4,261,000 decrease in consolidated net loss is primarily due to a $4,374,000 decrease in general and administrative costs as a result of lower stock based compensation costs during 2007. Also contributing to a lower net loss, was a $260,000 increase in interest and investment income due to higher average cash and investment balances in 2007. These positive changes in net loss were partially mitigated by a $368,000 increase in exploration and property holding costs.

Exploration and property holding costs
Exploration and property holding costs increased to $2,836,000 for the fiscal year ended October 31, 2007 compared to $2,468,000 for the comparable period last year. This increase was primarily due to increased drilling costs associated with geotechnical drilling for the feasibility study on the oxide zinc mineralization and continued exploration of silver mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses decreased to $4,577,000 for the fiscal year ended October 31, 2007 as compared to $8,951,000 for the fiscal year ended October 31, 2006. The $4,374,000 decrease in general and administrative expenses is primarily due to lower stock based compensation associated with stock options/warrants issued to officers and directors. During 2006, the Company recognized $4,360,000 and $1,666,000 for options/warrants issued to officers and directors, respectively as compared to $307,000 and $128,000 during 2007. The decrease in stock based compensation was the primary reason for lower salaries and payroll expenses and lower directors’ fees in 2007. These lower costs were partially offset by higher professional fees. During 2007, the Company recorded $1,164,000 of stock based compensation for warrants issued to outside consultants for investor and financial services. In addition, professional fees were also higher in 2007 due to additional engineering and consulting costs associated with preparation of the Company’s feasibility study.
Other Income (Expense)
Other Income (Expense) was $536,000 for the fiscal year ended October 31, 2007 as compared to $225,000 for the comparable period in 2006. The increase of $311,000 is primarily due to higher interest and investment income and was partially offset by lower miscellaneous income. Higher cash and investment balances due to recent private equity offering combined with recent warrant exercises have resulted in higher investable cash balances which have resulted in increased interest and investment income.
Liquidity and Capital Resources
The Company financed its obligations during the fiscal year ended October 31, 2007 from cash on hand. At October 31, 2007, the Company’s cash, cash equivalents and marketable securities increased $2,719,000 as compared to the year ended October 31, 2006. This increase is due to $5,672,000 in net proceeds from a private placement discussed below that closed on March 6, 2007 and $2,940,000 of cash proceeds from warrants exercised during the period. Also during this period, the Company used $5,161,000 in operating activities, principally in connection with maintaining the property, continuation of exploration drilling program and continued feasibility study funding.
During March 2007, the Company completed a private offering of 2,413,571 shares of common stock and warrants to purchase 1,206,785 shares of common stock, exercisable at $2.42 per share and expiring on March 6, 2011 (the “Securities”). The Securities were purchased at a price of $4.70 per unit, which consists of two shares of common stock and one warrant for aggregate gross proceeds of $5,671,893.
As of October 31, 2007, the Company’s cash, cash equivalents and marketable securities, was $9,334,000.
The Company’s current operating expenses total $380,000 per month, for an expected operating expense of $4.6 million in the next 12 months. The Company continues to maintain a sampling and drilling program that is budgeted at approximately $50,000 per month, not including analytical costs which can vary from $20,000 to $40,000 per month. As discussed previously, the Company estimates that it will cost about $3.7 million in additional spending to complete the feasibility study, but there can be no assurance that this estimate will not be revised upward. The portions of the study that relate to the mine and concentrator in Mexico should be complete by mid 2008, but we expect that work on the refinery and preparation of the final study documents will not be completed until October of 2008. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately. The Company is currently engaged in validating statements of work, schedules, and cost estimates to complete these tasks.

The Company’s management believes that private placements of its shares combined with proceeds from warrant exercises have provided sufficient cash for the Company to continue to operate for at least the next twelve months based on current expense projections. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company’s concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will be adopted by us in the first quarter of fiscal year 2008. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on our consolidated financial statements and has not yet determined the impact.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88,106, and 132(R)” (hereinafter: SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS 158 will have a material impact on our financial position, results of operations, and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company is currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 will have a material impact on our financial position, results of operations, and cash flows
Critical Accounting Policies
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

Foreign Currency Translation
While the Company’s functional currency is the U.S. dollar, the local currency is the functional currency of the Company’s wholly-owned Mexican subsidiaries. The assets and liabilities relating to Mexican operations are exposed to exchange rate fluctuations. The Company has adopted Financial Accounting Standard No. 52. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations. Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.
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
The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). The expected term of the options is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future. The Company uses the graduated vesting attribution method to recognize compensation costs over the requisite service period
The Company also used the Black-Scholes valuation model to determine the fair market value of warrants. The expected term of the warrants is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future.
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
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of October 31, 2007, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 31, 2007, we notified Williams & Webster P.S. (“Williams & Webster”) that it was dismissed as the Company’s auditor effective immediately. The Company’s Audit Committee had recommended that Williams & Webster be dismissed as the Company’s independent registered public accounting firm.
On September 4, 2007 the Audit Committee and Board of Directors approved the appointment of Hein & Associates LLP, certified public accountants, as its independent registered public accounting firm.
Williams & Webster’s principal accountant report on the Company’s financial statements for both of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was either modified as to uncertainty, audit scope, or accounting principles, except for the matter discussed in the next sentence. There was an explanatory paragraph in Williams & Webster’s report on the Company’s financial statements included in Form 10-KSB for the year October 31, 2005, indicating that the accompanying consolidated financial statements had been prepared assuming that the Company will continue as a going concern, and Williams & Webster identified certain factors that raised substantial doubt about the Company’s ability to continue as a going concern. That explanatory paragraph was not contained in Williams & Webster’s report on the Company’s financial statements included in the Company’s Form 10-KSB for the year ended October 31, 2006.
There were no disagreements with Williams & Webster on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Williams & Webster’s satisfaction would have caused Williams & Webster to make reference to the subject matter of the disagreement in connection with its principal accounting reports.

During the Company’s past two fiscal years and through September 7, 2007, we did not consult Hein & Associates LLP regarding the application of accounting principles to a specific transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable event that would be required to be reported in this Form 8-K.
Item 8A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures and for the assessment of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are processes designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as the accompanying disclosures contained in our periodic reports filed with the Securities and Exchange Commission. All disclosure controls and procedures and internal controls systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
The Company’s management, primarily the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this annual report. Based upon this review and evaluation, these officers believe that as of the end of the period covered by this report our disclosure controls and procedures were not sufficient to ensure that our financial statements were prepared in accordance with GAAP prior to subjecting them to audit by our independent public accounting firm. More specifically, the Company did not complete a timely review of its foreign currency translation calculations and record the proper foreign currency translation gain on intercompany loans for the fiscal year ended October 31, 2007. As a result, an adjusting journal entry in the amount of $98,000 was required to correct the foreign currency translation gain on intercompany loans. An audit adjustment indicates that there were deficiencies that existed in the design or operation of our disclosure controls and procedures and our internal control over financial reporting that adversely affected our disclosure controls and that are to be considered “material weaknesses.” In response to the material weaknesses described above, the Company performed additional analyses and other procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.
Our management is working with our audit committee to identify and implement corrective actions where required to improve our disclosure controls and procedures and our internal controls. Specifically, the Company is implementing additional policies and procedures to improve the financial closing process, including process improvements related to foreign currency translations. In addition, we intend to engage an external accounting firm to assist us with our review of financial information to ensure that the consolidated financial statements are prepared in accordance with GAAP prior to subjecting them to audit by our independent public accounting firm. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
(b) Changes In Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ending October 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, in response to the material weakness indentified during the audit of our financial statements for the 2007 fiscal year, after October 31, 2007, we implemented changes to our disclosure controls and procedures, and intend to implement additional changes. These changes are described above and are designed to address and remedy the material weakness identified. Additionally, the newly implemented procedures will improve our internal control over financial reporting, as they will provide additional assurance regarding the reliability of our financial reporting and preparation of financial statements.

ITEM 8B. Other Information
We held our last annual meeting of shareholders on September 21, 2007. In the definitive proxy statement for that meeting, we advised our shareholders that we expected to hold our next annual meeting of shareholders in September 2008, and that proposals from shareholders must be received by April 21, 2008 for consideration for inclusion in the proxy. We have decided to hold our next annual meeting of shareholders on April 18, 2008. Shareholders seeking to submit a proposal for consideration at the April 18, 2008 meeting now must present the proposal to the Company no later than February 18, 2008, and proposals should be addressed to Metalline Mining Company, Attention: Corporate Secretary, 1330 E. Margaret Avenue Coeur d’Alene, Idaho 83815. Upon receipt of any such proposal, we shall determine whether or not to include the proposal in the proxy statement in accordance with applicable law. It is suggested that shareholders forward such proposals by Certified Mail-Return Receipt Requested. After February 18, 2008, any shareholder proposal submitted outside the process of Rule 14a-8 will be considered to be untimely.
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
The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or
Officer	Officer or
and Position in the	Director
Company	Since	Age	Office(s) Held and Other Business Experience
Merlin Bingham President and Chairman of the Board of Directors	1996	74
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

Roger Kolvoord, Executive Vice President and Director	Director since 2002; Officer since 2003	68
Dr. Kolvoord has been a director of the Company since August 2002 and was appointed Vice President, Business in April 2003. Dr. Kolvoord has a B.S. degree in geology from the University of Michigan, a M.S. in Mineralogy form the University of Utah, and a Ph.D. in geochemistry from the University of Texas at Austin. He worked in exploration and exploration research for Kennecott Copper Company, Ranchers Exploration and Development Corporation, and ARCO, and operated a services company providing field services to oil and gas and mining companies. He has extensive mining and energy exploration experience. He was a manager with the Boeing Company for 14 years, working mainly in program management and new business development capacities in information systems and in remote sensing and geospatial information (mapping) ventures. An Associate Technical Fellow of the Boeing Company, he returned to private consulting practice in 2000. Mr. Kolvoord is an active member of the American Association of Petroleum Geologists, the Society of Mining Engineers, and the Geological Society of America. He resides in the Puget Sound region of Washington.

Name of Director or
Officer	Officer or
and Position in the	Director
Company	Since	Age	Office(s) Held and Other Business Experience
Wesley Pomeroy, Director	2005	53
Mr. Pomeroy was appointed to the Board of Directors in September 2005. Mr. Pomeroy was President of The Joe Dandy Mining Company from 1995 to 2006. The Joe Dandy Mining Company has had gold properties in Cripple Creek, Colorado since 1887. He is a member of the Front Range Oil and Gas LLC and the POMOCO LLC (Pomeroy Oil Company). He is also currently a consulting geologist with Vortex Petroleum Inc. and has been associated since 1977 with various exploration and oil and gas companies. Also since 1977 Mr. Pomeroy has been a member in good standing of the American Association of Petroleum Geologists and the Rocky Mountain Association of Geologists. Mr. Pomeroy received a Bachelor of Science degree in geology from Colorado State University in 1977 and an MBA from the University of Colorado in 1990. Mr. Pomeroy is a registered Professional Geologist for the State of Wyoming. He resides in the Denver, Colorado area.

Robert Kramer, Director	2006	61
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

Name of Director or
Officer	Officer or
and Position in the	Director
Company	Since	Age	Office(s) Held and Other Business Experience
Gregory Hahn, Director	2007	56
Mr. Hahn was appointed to the Board of Directors in October 2007. Mr. Hahn is a Certified Professional Geologist and a geological engineer with more than 25 years experience in exploration, mine development and operation, and particular expertise in base and precious metals, ore reserve calculations, slope stability, open pit operations, project evaluations and investment analysis. He is a board member of Marathon PGM Corp. (TSX: MAR), and a principal of Greg Hahn Consulting, LLC, a mining and geological consulting firm. From 1995 to 2007, Mr. Hahn was President, Chief Executive Officer and Director of Constellation Copper Corporation (TSX: CCU), where he was instrumental in bringing the Lisbon Valley copper mine into production, and involved with the subsequent construction and development of the mine. Prior to Mr. Hahn’s position with Constellation Copper Corp., he was Vice President for St. Mary Minerals Inc. for four years and Chief Geological Engineer for CoCa Mines Inc. for five years. He also spent ten years with Noranda Inc. where he was pre-development manager of the Lik massive sulfide project in Alaska and chief mine geologist at the Blackbird cobalt-copper project in Idaho. Mr. Hahn received a B.A. in Earth Sciences from Dartmouth College and an M.S. in Geology and Geological Engineering from Michigan Tech

Robert Devers Chief Financial Officer	2007	44
Mr. Devers was appointed Chief Financial Officer in June 2007. Mr. Devers brings over 20 years of experience in corporate finance, business operations, and financial reporting and controls. Prior to joining Metalline, he was Senior Director - Financial Analysis and Internal Audit of The Broe Companies Inc., a privately held international company with investments in commercial and residential real estate and operations in oil and gas exploration and coal mining. He has also served as a corporate officer and financial executive for privately-held and publicly traded companies. Mr. Devers earned a Bachelor of Arts degree in Accounting from Western State College in 1985 and is a Certified Public Accountant in the state of Colorado.

Terry Brown, Vice President-Operations	2005	48
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

Wayne Schoonmaker, Treasurer and Secretary	1997	70
Mr. Schoonmaker was appointed Secretary & Treasurer of the Company in August 1997 and has held that position since that time. He is also Secretary & Treasurer and Director of Independence Lead Mines Company of Wallace, Idaho. During the period of 1979 through 1993, Mr. Schoonmaker was employed at Asarco Incorporated as Chief Accountant of the Troy Mine and as Financial Manager of Asarco’s Northwest Mining Department. From July 1978 to December 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Mining Company, and from 1964 to 1978, he was Assistant Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and an MBA from the University of Idaho in 1987. Mr. Schoonmaker is a Certified Public Accountant in the states of Idaho and Montana.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Exchange Act.
Audit Committee
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Wesley Pomeroy, Robert Kramer and Gregory Hahn. Messrs. Pomeroy, Kramer, and Hahn are each “independent” as that term is defined in Section 121A of the American Stock Exchange listing standards and in Item 7(d)(3)(iv) of Schedule 14A. Mr. Kramer is the financial expert for the audit committee. See “Management” for information about Mr. Kramer’s relevant experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended October 31, 2007, and as of January 11, 2008 there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.
Code of Ethics
On May 1, 2006, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law. Our code of ethics is posted at our website http://www.metalin.com. Upon request we will provide any person a copy of our code of ethics without charge. Persons desiring a copy of our code of ethics should request a copy by submitting a written request to the Company at its corporate office.

Item 10. EXECUTIVE COMPENSATION
Compensation and other Benefits of Executive Officers
The following table sets out the compensation received for the fiscal years October 31, 2007 and 2006 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”) See “Certain Relationships and Related Transactions”.
SUMMARY COMPENSATION TABLE

			Option
Name and	Fiscal	Salary	Awards		Total
Principal Position	Year	($)	($) (1)		($)

Merlin Bingham,	2007	$206,000	$—		$206,000
President	2006	$206,000	$2,180,000	(2)	$2,386,000

Roger Kolvoord,	2007	$187,000	$—		$187,000
Executive Vice President	2006	$187,000	$1,635,000	(3)	$1,822,000

Robert Devers,	2007	$55,769	$306,705	(5)	$362,474
Chief Financial Officer (4)	2006	$—	$—		$—

Terry Brown,	2007	$125,000	$—		$125,000
Vice President, Operations	2006	$125,000	$545,000	(6)	$670,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named executive officers, in accordance with SFAS 123R. See note 8 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)
Amount represents dollar amount recognized for financial statement reporting purposes for fair value of options to purchase 1,000,000 shares of common stock in accordance with SFAS 123. The options vested May 1, 2006.

(3)
Amount represents dollar amount recognized for financial statement reporting purposes for fair value of options to purchase 750,000 shares of common stock in accordance with SFAS 123. The options vested May 1, 2006.

(4)	Mr. Devers was appointed Chief Financial Officer on June 18. 2007.

(5)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 250,000 options in accordance with SFAS 123(R). The options vest 50,000 on October 31, 2007 and 100,000 on both October 31, 2008 and 2009.

(6)
Amount represents dollar amount recognized for financial statement reporting purposes for fair value of options to purchase 250,000 shares of common stock in accordance with SFAS 123. The options vested May 1, 2006.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Merlin Bingham
Effective January 1, 2007, Merlin Bingham entered into an Executive Employment Agreement with the Company, pursuant to which he receives a base annual salary of $206,000. Mr. Bingham is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.
According to the severance terms of the Executive Employment Agreement, upon termination of employment by the Company without cause, Mr. Bingham will receive a severance payment equal to twelve months salary. Upon a change in control (which is defined in the agreement), Mr. Bingham will receive a severance payment equal to twelve months salary following the expiration of his Executive Employment Agreement. The agreement may also be terminated at any time by Mr. Bingham, with 30 days’ notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.
Roger Kolvoord
Effective January 1, 2007, Roger Kolvoord entered into an Executive Employment Agreement with the Company pursuant to which he receives a base annual salary (referred to as the Base Fee in his agreement) of $187,000. Mr. Kolvoord is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.
Terry Brown
Effective January 1, 2007, Terry Brown entered into an Executive Employment Agreement with the Company pursuant to which he receives a base annual salary (referred to as the Base Fee in his agreement) of $125,000. Mr. Brown is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.
Subsequent Events
On January 18, 2007, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement is effective January 1, 2008.
On January 18, 2008, the Company’s compensation committee completed a review of officer and director compensation and approved an increase in base salary for Messrs Bingham, Kolvoord, and Brown to $247,000, $224,000, and $150,000, respectively effective January 1, 2008. In addition, the compensation committee also granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the company with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 on January 1, 2010
There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Stock Option, Stock Awards and Equity Incentive Plans
The following table sets forth the outstanding equity awards for each named executive officer at October 31, 2007.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of Securities
	Underlying Unexercised			Option	Option
	Options(1)(#)			Exercise	Expiration
Name and Principal Position	Exercisable		Unexercisable	Price ($)	Date

Merlin Bingham,	1,000,000		—	$2.59	5/1/2016
President	100,000		—	$2.15	3/1/2010

Roger Kolvoord,	750,000		—	$2.59	5/1/2016
Executive Vice President	100,000		—	$1.25	8/6/2009

Robert Devers,	50,000	(2)	200,000	$4.30	6/18/2017
Chief Financial Officer

Terry Brown,	250,000		—	$2.59	5/1/2016
Vice President, Operations	10,000		—	$2.00	10/1/2012

(1)	Includes options granted under 2000 Equity Incentive Plan and 2006 Stock Option Plan

(2)
On June 18, 2007, Mr. Devers was granted options to purchase 250,000 shares of common stock; 50,000 of the options vested on October 1, 2007 and 100,000 vests on October 31, 2008 and 100,000 vests on October 31, 2009.

Compensation of Directors
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
The Company does not have any standard arrangements pursuant to which the Company’s non-independent directors are compensated for services as directors.

During the fiscal year end October 31, 2007, the Company compensated the following directors, who are not Named Executive Officers, for their services as directors as follows:
DIRECTOR COMPENSATION

	Fees
	earned
	or paid	Stock	Option	All other
	in cash	awards	awards	compensation		Total
Name	($)	($)	($)(1)	($)		($)

Wesley Pomeroy(2)	$30,000	$119,700	$—	$—		$149,700

Robert Kramer(3)	$30,000	$119,700	$—	$—		$149,700

Gregory Hahn(4) (5)	$2,500	$9,780	$127,486	$7,334	(6)	$147,100

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named executive officers, in accordance with SFAS 123R. See note 8 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)
Mr. Pomeroy holds options to purchase 250,000 shares of the Company’s common stock. These options are fully vested. As of October 31, 2007, Mr. Pomeroy has been issued an aggregate of 39,000 shares of common stock pursuant to the 2006 Stock Option Plan and costs for an additional 9,000 shares have been accrued for services during the last fiscal quarter.

(3)
Mr. Kramer holds options to purchase 500,000 shares of the Company’s common stock. These options are fully vested. As of October 31, 2007, Mr. Kramer has been issued an aggregate of 39,000 shares of common stock pursuant to the 2006 Stock Option Plan and costs for an additional 9,000 shares have been accrued for services during the last fiscal quarter.

(4)	Mr. Hahn was appointed director on October 1, 2007.

(5)
Mr. Hahn holds options to purchase 250,000 shares of the Company’s common stock. These options vest as follows: (i) 50,000 shares vested immediately upon grant; (ii) 100,000 shares vest on October 1, 2008, and (iii) 100,000 shares vest on October 1, 2009; or 100% of the options vest upon a “Change in Control”, as defined in Mr. Hahn’s stock option agreement. As of October 31, 2007, the Company has accrued $9,780 for 3,000 shares of common stock for services during the last fiscal quarter.

(6)	Includes consulting fees paid to Mr. Hahn for his services prior to becoming an independent director.
Subsequent to year-end, the Board of Directors reviewed its compensation for independent directors and approved an increase in compensation to $9,000 per fiscal quarter and 10,800 shares per fiscal quarter effective February 1, 2008
Repricing of Options
None.

Item 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
The number of shares outstanding of the Company’s common stock as of January 11, 2008 was 39,526,227. The following table sets forth the beneficial ownership of the Company’s Common Stock as of January 11, 2008 by each person (other than the Directors and Executive Officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting shares of Common Stock.

	Amount and Nature of
Name and Address of	Metalline		Percent of Metalline
Beneficial Owner	Beneficial Ownership		Common stock

John C. Barrett	3,376,800	(2)	8.2%
2436 N. Fed. Hwy #366 Lighthouse Point, FL 33064

Lazarus Investment Partners	3,000,000		7.6%
LLP c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, #600 Denver, CO 80206

Duncan Hsia	2,647,328	(1)	6.5%
3909 harvest Knoll Drive Richardson, TX 75082

Steven Carlitz	2,520,931	(3)	6.2%
1411 Aster Lane Cupertino, CA 95014

(1)
Includes: (i) warrants to acquire 832,950 shares of the Company’s common stock held by Duncan Hsia Roth IRA and Duncan Hsia Revocable Living Trust; (ii) warrants to acquire 480,000 shares of common stock held by Mr. Hsia’s spouse; (iii) warrants to acquire 143,250 shares of common stock held by Mr. Hsia’s children.

(2)	Includes warrants to acquire 1,465,000 shares of common stock held by John C. Barrett and John C. Barrett Revocable Trust.

(3)	Includes warrants to acquire 967,000 shares of common stock.

Security Ownership of Management
The following table sets forth as of January 11, 2008, the number of shares of the Company’s Common Stock beneficially owned by each of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of		Amount and Nature of Metalline		Percent of Metalline
Beneficial Owner	Position	Beneficial Ownership		Common stock

Merlin Bingham	President and	2,445,639	(1)	6.0%
1330 E. Margaret Ave.	Director
Coeur d’Alene, ID 83815

Roger Kolvoord	Executive Vice	1,210,406	(2)	3.0%
1330 E. Margaret Ave.	President and
Coeur d’Alene, ID 83815	Director

Wesley Pomeroy	Director	577,000	(3)	1.4%
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Robert Kramer	Director	565,250	(4)	1.4%
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Gregory Hahn	Director	53,000	(5)	*
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Robert Devers	Chief Financial	50,000	(6)	*
1330 E. Margaret Ave.	Officer
Coeur d’Alene, ID 83815

Terry Brown	Vice President-	312,500	(7)	*
1330 E. Margaret Ave.	Operations
Coeur d’Alene, ID 83815

All current directors,		5,213,795	(8)	12.2%
executive officers and named executive officers as a group (seven persons)

*	Indicates less than one percent.

(1)	Includes: (i) vested options to acquire 1,100,000 shares of common stock and (ii) vested options held by Mr. Bingham’s spouse to acquire 50,000 shares of common stock.

(2)	Includes vested options to acquire 850,000 shares of common stock.

(3)	Includes: (i) vested options to acquire 250,000 shares of common stock, (ii) warrants to acquire 150,000 shares of common stock, and 9,000 shares vested at October 31, 2007 for directors services.

(4)
Includes: (i) vested options to acquire 500,000 shares of common stock (ii) warrants to acquire 17,250 shares of common stock and (iii) and 9,000 shares vested at October 31, 2007 for directors services.

(5)
Includes (i) vested options to acquire 50,000 shares of common stock and (ii) 3,000 shares vested at October 31, 2007 for directors services. Excludes unvested options to acquire (i) 100,000 shares of common stock on October 31, 2008, and (iii) 100,000 shares of common stock on October 31, 2009. Options vest 100% upon a Change in Control, as defined in Mr. Hahn’s stock option agreement.

(6)
Includes vested options to acquire 50,000 shares of common stock. Excludes unvested options to acquire (i) 100,000 shares of common stock on October 31, 2008, and (iii) 100,000 shares of common stock on October 31, 2009. Options vest 100% upon a Change in Control, as defined in Mr. Devers’ stock option agreement.

(7)	Includes vested options to acquire 260,000 shares of the Company’s common stock.

(8)	Includes securities reflected in footnotes 1 - 7.
Securities Authorized for Issuance Under Equity Plans

	Number of securities to be
	issued upon exercise of		Weighted average exercise	Number of securities
	outstanding options, warrants		price of outstanding	remaining available for
Plan Category	and rights		options, warrants and rights	future issuance

Equity compensation plans approved by security holders	3,650,000	(1)	$2.63	1,980,000	(2)

Equity compensation plans not approved by security holders	827,353	(3)	$2.72	—

Total	4,477,353		$2.65	1,980,000

(1)
Includes: (i) options to acquire 400,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) options to acquire 3,250,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)	Includes: (i) 230,000 shares of Common Stock under the Company’s 2000 Equity Incentive Plan; and (ii) 1,750,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 100,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 500,000 shares as compensation for financial services to David Nahmias.

Changes in Control
None.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company receives rent-free office space in Coeur d’Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.
Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since November 1, 2006, or in any proposed transaction, which has materially affected or will affect the Company.
PART IV

Item 13.	EXHIBITS

(a)	Exhibits

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. [7]

10.1	2000 Equity Incentive Plan. [5]

10.2	2006 Stock Option Plan. [5]

10.3	Subscription Agreement between the Company and subscribers, dated March 6, 2006.[3]

10.4	Employment Agreement with Merlin Bingham, effective January 1, 2007.[5]

10.5	Employment Agreement with Roger Kolvoord, effective January 1, 2007. [5]

10.6	Employment Agreement with Terry Brown, effective January 1, 2007. [5]

10.7	Common Stock and Warrant Purchase Agreement, dated February 16, 2007. [6]

10.8	Employment Agreement with Robert Devers, effective January 1, 2008. [8]

14	Code of Ethics. [5]

21.1	Subsidiaries of the Registrant. [5]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2006.

(5)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(6)	Incorporated by reference from Form 10-QSB, filed June 18, 2007.

(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007.

(8)	Incorporated by reference from Form 8-K filed January 22, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Hein & Associates LLP serves as our independent registered public accounting firm. Hein & Associates was appointed our independent registered public accounting firm on September 4, 2007. Williams & Webster P.S. was our independent registered public accounting firm until they were dismissed on August 31, 2007.
Audit Fees
During the fiscal year ended October 31, 2007, Hein & Associates LLP and Williams and Webster, P.S., billed us aggregate fees and expenses in the amount of $54,000 and $35,936, respectively. Williams & Webster P.S. billed us aggregate fees and expenses in the amount of $54,806 for the fiscal year ended October 31, 2006. These aggregate fees listed above include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-QSB and Form 10-KSB.
Audit-Related Fees
There were no fees billed by Hein & Associates or Williams & Webster, P.S. for audit-related services rendered during fiscal years ended October 31, 2007 and 2006.
Tax Fees
There were no fees billed by Hein & Associates or Williams & Webster, P.S. for tax services rendered during fiscal years ended October 31, 2007 and 2006.
All Other Fees
There were no other services provided by Hein & Associates or Williams & Webster, P.S. during fiscal years ended October 31, 2007 and 2006.
Audit Committee’s Pre-Approval Practice
Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee’s charter (adopted May 1, 2006) provides that the audit committee must:
•
Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002).

•
Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries.

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

METALLINE MINING COMPANY
Date: January 28, 2008	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: January 28, 2008	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 28, 2008	By:	/s/ Merlin Bingham
Merlin Bingham, Director

Date: January 28, 2008	By:	/s/ Roger Kolvoord
Roger Kolvoord, Director

Date: January 28, 2008	By:	/s/ Wesley Pomeroy
Wesley Pomeroy, Director

Date: January 28, 2008	By:	/s/ Robert Kramer
Robert Kramer, Director

Date: January 28, 2008	By:	/s/ Gregory Hahn
Gregory Hahn, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METALLINE MINING COMPANY
(An Exploration Stage Company)

PAGE NO.

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5 - F-8

Consolidated Statements of Cash Flows	F-9 - F-10

Notes to Consolidated Financial Statements	F-11

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Metalline Mining Company
Coeur d’Alene, Idaho
We have audited the accompanying consolidated balance sheet of Metalline Mining Company (an exploration stage company) (the “Company”) as of October 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalline Mining Company (an exploration stage company) as of October 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the year ending October 31, 2007 with the amounts for the corresponding statements for the period from inception (November 8, 1993) through October 31, 2006. In our opinion the amounts have been properly combined for the period from inception (November 8, 1993) through October 31, 2007.
As discussed in Note 8, effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments.
/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
January 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Metalline Mining Company
Coeur d’Alene, Idaho
We have audited the accompanying consolidated balance sheet of Metalline Mining Company (a Nevada corporation and an exploration stage company) as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and for the period from November 8, 1993 (inception) to October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalline Mining Company as of October 31, 2006, and the results of its operations, stockholders’ equity and its cash flows for the year then ended, and for the period from November 8, 1993 (inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 30, 2007
The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,434,487	$689,994
Marketable securities	7,900,000	5,925,000
Accounts receivable	—	35,934
Value-added tax receivable	401,341	—
Other receivables	23,993	—
Prepaid expenses	17,827	14,288

Total Current Assets	9,777,648	6,665,216

PROPERTY CONCESSIONS
Sierra Mojada District (Note 3)	4,536,111	4,334,767

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $407,457 and $427,892, respectively (Note 4)	919,420	611,966

TOTAL ASSETS	$15,233,179	$11,611,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$84,634	$238,198
Accounts payable — Related Parties	68,460	125,460
Income Tax Payable	55,331	—
Accrued liabilities and expenses	92,133	116,162
Other liabilities	100,766	10,000

Total Current Liabilities	401,324	489,820

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,144,977 and 34,207,912 shares issued and outstanding, respectively	391,450	342,079
Additional paid-in capital	49,273,440	38,594,886
Deficit accumulated during exploration stage	(34,746,393)	(27,814,836)
Other comprehensive income (loss)	(86,642)	—

Total Stockholders’ Equity	14,831,855	11,122,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,233,179	$11,611,949

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Years Ended		to
	October 31,	October 31,	October 31,
	2007	2006	2007

REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,647,666	2,418,826	12,834,122
Depreciation and asset write-off	188,280	48,967	483,323

TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,835,946	2,467,793	13,317,445

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	1,030,119	5,558,746	9,826,481
Office and administrative expenses	504,117	498,169	1,991,232
Professional services	2,564,601	1,017,180	7,949,453
Directors fees	439,166	1,836,165	2,275,331
Depreciation	39,184	40,388	175,386

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	4,577,187	8,950,648	22,217,883

LOSS FROM OPERATIONS	(7,413,133)	(11,418,441)	(35,535,328)

OTHER INCOME (EXPENSES)
Interest and investment income	434,793	174,698	684,964
Foreign currency translation gain	98,008	—	98,008
Miscellaneous ore sales, net of expenses	—	(30,896)	134,242
VAT tax refunds	—	13,045	132,660
Miscellaneous income (expense)	2,818	71,016	82,334
Interest and financing expense	—	(2,459)	(289,230)

TOTAL OTHER INCOME	535,619	225,404	842,978

LOSS BEFORE INCOME TAXES	(6,877,514)	(11,193,037)	(34,692,350)

INCOME TAXES	54,043	—	54,043

NET LOSS	$(6,931,557)	$(11,193,037)	$(34,746,393)

OTHER COMPREHENSIVE LOSS – Foreign Currency Translation adjustments	(86,642)	—	(86,642)

COMPREHENSIVE LOSS	$(7,018,199)	$(11,193,037)	$(34,833,035)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.20)	$(0.36)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,253,047	30,748,662

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number		Paid-in	Subscriptions	Exploration	Comprehensive
	of Shares	Amount	Capital	Receivable	Stage	Income	Total
Common stock issuance prior to inception (no value)	576,480	$5,765	$(5,765)	$—	$—	$—	$—

Net loss for the year ended October 31, 1994	—	—	—	—	(8,831)	—	(8,831)

Balances, October 31, 1994	576,480	5,765	(5,765)	—	(8,831)	—	(8,831)

Net loss for the year ended October 31, 1995	—	—	—	—	(7,761)	—	(7,761)

Balances, October 31, 1995	576,480	5,765	(5,765)	—	(16,592)	—	(16,592)

Issuances of common stock as follows:
- for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	(40,670)	—	(40,670)

Balances, October 31, 1996	3,134,339	31,344	153,485	—	(57,262)	—	127,567

Issuances of common stock as follows:
- for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows:
- 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	(582,919)	—	(582,919)

Balances, October 31, 1997	4,452,439	44,525	941,352	—	(640,181)	—	345,696

Issuances of common stock as follows:
- for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows:
- 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	60,000	—	—	—	60,000
- for consulting fees	—	—	117,000	—	—	—	117,000

Warrants issued for services	—	—	488,980	—	(488,980)	—	—

Net loss for the year ended October 31, 1998	—	—	—	—	(906,036)	—	(906,036)

Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total
Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	222,500	—	—	—	225,000
- issuance of options for financing fees	—	—	216,000	—	—	—	216,000

Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	(1,423,045)	—	(1,423,045)

Balance, October 31, 1999	7,217,095	72,172	4,754,330	—	(3,458,242)	—	1,368,260

Stock option and warrant activity as follows:
- Exercise of options at $0.86 per share	950,000	9,500	802,750	—	—	—	812,250
- Warrants issued for services	—	—	55,000	—	—	—	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
- for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	(882,208)	—	(882,208)

Balances, October 31, 2000	9,742,595	97,427	9,761,310	—	(4,340,450)	—	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	14,800	—	—	—	15,000
- Options issued for consulting fees	—	—	740,892	—	—	—	740,892
- Warrants issued for consulting fees	—	—	144,791	—	—	—	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	497,500	—	—	—	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
- for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
- for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	(2,069,390)	—	(2,069,390)

Balance, October 31, 2001	10,069,595	100,697	11,271,793	—	(6,409,840)	—	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
- for cash and warrants at $1.50 per share	96,000	960	143,040	—	—	—	144,000
- for cash and warrants at $1.50 per share	66,667	667	99,333	—	—	—	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	—	—	61,000	—	—	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	(765,765)	—	(765,765)

Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total
Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
- for cash and warrants at $1.50 per share	7,000	70	10,430	—	—	—	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	(1,107,228)	—	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	13,453,835	(38,000)	(8,282,833)	—	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,801	6,805,485	—	—	—	6,881,286
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
- for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—

Net loss for the year ended October 31, 2004	—	—	—	—	(5,036,805)	—	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	20,563,542	—	(13,319,638)	—	7,441,419

Issuances of common stock as follows:
- for cash at an average of $0.98 per share with attached warrants	476,404	4,764	461,965	—	—	—	466,729

- for compensation at an average of $1.00 per share	176,772	1,768	175,005	—	—	—	176,773

Net loss for the year ended October 31, 2005	—	—	—	—	(3,302,161)	—	(3,302,161)

Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760
The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total
Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

Issuance of common stock as follows:
- for cash at an average price of $.80 per share with attached warrants	13,374,833	133,748	11,077,879	—	—	—	11,211,627
- for services at an average price of $.80 per share with attached warrants	73,650	736	58,213	—	—	—	58,949
- for compensation at an average price of $.80 per share	248,593	2,486	154,389	—	—	—	156,875
- for adjustment of private placement selling price	81,251	812	(812)	—	—	—	—

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers and independent directors at an average fair value of $2.18 per share	—	—	4,360,000				4,360,000
- options & warrants for directors fees at an average fair value of $2.17 per share	—	—	1,665,705	—	—	—	1,665,705
- modification of options	—	—	48,000	—	—	—	48,000
- exercise of warrants at an average price of $1.25 per share	25,000	250	31,000	—	—	—	31,250

Net loss for the year ended October 31, 2006	—	—	—	—	(11,193,037)	—	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$38,594,886	$—	$(27,814,836)	$—	$11,122,129

Issuance of common stock as follows:
- for cash at an average price of $2.35 per share with attached warrants	2,413,571	24,136	5,647,757	—	—	—	5,671,893
- for services at an average price of $4.31 per share	49,120	491	211,069	—	—	—	211,560
- for directors fees at an average price of $2.71 per share	108,000	1,080	305,100	—	—	—	306,180

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.30 per share	2,240,374	22,404	2,917,750	—	—	—	2,940,154
- warrants issued for financial services at an average fair value of $1.82 per share	—	—	1,094,950				1,094,950
- stock based compensation for options issued to officer and independent director	—	—	434,189				434,189
- for cashless exercise of options	126,000	1,260	(1,260)	—	—	—	—
- Extension of warrant for services	—	—	68,999	—	—	—	68,999

Other Comprehensive Income — Foreign Currency Loss	—	—	—	—	—	(86,642)	(86,642)

Net loss for the year ended October 31, 2007	—	—	—	—	(6,931,557)	—	(6,931,557)

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8,
			1993 (Inception)
	Years Ended October 31,		to October 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,931,557)	$(11,193,037)	$(34,746,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	229,474	89,355	660,719
Noncash expenses	—	—	126,864
Foreign currency translation gain	(98,008)	—	(98,008)
Common stock issued for services	211,560	58,949	1,237,047
Common stock issued for compensation	—	156,875	977,106
Options issued for compensation	434,189	4,360,000	4,794,189
Common stock issued for directors fees	306,180	—	306,180
Options and warrants issued for directors fees	—	1,665,705	1,665,705
Stock options issued for services	—	48,000	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	1,163,949	—	1,852,720
(Increase) decrease in:
Accounts receivable	35,815	(12,314)	—
Value added tax receivable	(393,235)	—	(393,235)
Other receivables	(23,553)	9,560	(23,672)
Prepaid expenses	(3,499)	(1,046)	(17,787)
Increase (decrease) in:
Accounts payable	(153,696)	152,009	84,502
Accounts payable — related parties	(57,000)	125,460	68,460
Income tax payable	54,214	—	54,214
Accrued liabilities and expenses	(24,348)	(78,757)	91,814
Other liabilities	88,732	(4,209)	98,732

Net cash used by operating activities	(5,160,783)	(4,623,450)	(21,808,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(15,200,000)	(5,925,000)	(21,609,447)
Proceeds from investments	13,225,000	—	13,709,447
Equipment purchases	(549,432)	(210,437)	(1,536,837)
Mining property acquisitions	(179,406)	—	(4,632,037)

Net cash used by investing activities	(2,703,838)	(6,135,437)	(14,068,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,671,893	11,211,627	33,379,207
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	2,940,154	31,250	2,971,404
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	(7,365)	(15,783)

Net cash provided by financing activities:	8,612,047	11,235,512	37,314,718

Effect of exchange rates on cash	(2,933)	—	(2,933)

Net increase (decrease) in cash and cash equivalents	744,493	476,625	1,434,487
Cash and cash equivalents beginning of period	689,994	213,369	—

Cash and cash equivalents end of period	$1,434,487	$689,994	$1,434,487

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			Period from
			November 8,
			1993 (Inception)
	Years Ended October 31,		to October 31,
	2007	2006	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—	$—
Interest paid	$—	$3,515	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
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
The Company expects to engage in the business of mining. The Company currently owns one mining property located in Mexico known as the Sierra Mojada Property. The Company conducts its operations in Mexico through its wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V (“Contratistas”).
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reclassifications
Certain reclassifications have been made to prior year and inception to date consolidated financial statements to conform to current year presentation. Such reclassifications had no effect on net loss.
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
OCTOBER 31, 2007
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Concentration of Risk
The Company maintains its domestic cash and marketable securities in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and preferred securities (including treasury inflation protected securities and auction rate preferred securities), all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $229,094 and $184,679 at October 31, 2007 and 2006, respectively, are denominated in pesos and are considered uninsured. At October 31, 2007, the Company’s cash balances and marketable securities included $9,234,487 which was not federally insured.
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
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During the years ended October 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,030,147shares and 18,174,723 shares outstanding at October 31, 2007 and 2006, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.
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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended October 31, 2007 and 2006 were $2,647,666 and $2,418,826, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $12,834,122.
Exploration Stage Activities
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.
Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2007 and 2006.
Foreign Currency Translation
Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations. Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.
Foreign Operations
The accompanying balance sheet at October 31, 2007 contains Company assets in Mexico, including: $4,536,111 in mineral properties; $1,246,150 (before accumulated depreciation) of mining equipment; and $229,094 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
IVA Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of October 31, 2007, the Company filed applications with the Mexican authorities to recover approximately $682,000 of value added taxes (“IVA”) paid by its Mexican subsidiaries during 2005, 2006, and 2007. The Company has recorded a receivable in the amount of $401,341 as of October 31, 2007 for IVA taxes paid since November 1, 2006. The Company has recorded an allowance on the IVA tax receivable for taxes paid prior to October 31, 2006 as collectability cannot be reasonably estimated. However, the Company has been working extensively with Mexican authorities to recover these amounts. Any subsequent recovery of these taxes will be booked as reduction to exploration expense.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Marketable Securities
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. The Company maintains a significant portion of its marketable securities in auction rate securities (“ARS”) which are floating rate securities with long-term nominal maturities of 25 to 30 years, but are marketed by financial institutions with maturity and interest rates at 7, 28, and 35 day intervals. In accordance with SFAS No. 115, auction rate securities are classified as current available-for-sale security. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months and available for sale auction rate securities.
At October 31, 2007 the Company held $7,900,000 in auction rate preferred securities, which were all classified as available-for-sale securities. At October 31, 2006, the Company held $5,925,000 in available-for-sale marketable securities, consisting of $4,500,000 in preferred securities (including treasury inflation protected securities and auction rate preferred securities) and $1,425,000 in fixed income securities (certificates of deposit) with terms of less than one year. Cost (carrying value) approximates market value for all marketable securities held at October 31, 2007 and 2006.
Mineral Concessions
Costs of acquiring mineral concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.
Mineral concessions are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a concession be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to concessions sold. Capitalized costs are allocated to concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.
Property and Equipment
Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets. See Note 4.
Revenue Recognition Policy
The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of October 31, 2007, the Company has not recognized any revenues.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock-Based Compensation
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
The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). The expected term of the options is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future. The Company uses the graduated vesting attribution method to recognize compensation costs over the requisite service period
The Company also used the Black-Scholes valuation model to determine the fair market value of warrants. The expected term of the warrants is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future.
Income Taxes
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
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will be adopted by us in the first quarter of fiscal year 2008. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on our consolidated financial statements and has not yet determined the impact.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88,106, and 132(R)” (hereinafter: SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS 158 will have a material impact on our financial position, results of operations, and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company is currently assessing the impact that SFAS 159 may have on our financial position, results of operations, and cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 will have a material impact on our financial position, results of operations, and cash flows
NOTE 3 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT
Sierra Mojada Mining Concessions
The Company owns 16 mining concessions consisting of 19,408.41 hectares (about 47,958 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. The mining concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Project.
The Company purchased eleven of the concessions from Mexican entities and/or Mexican individuals and the remaining five concessions were granted by the Mexican government. Each mining concession enables the Company to explore the underlying concession in consideration for the payment of semi-annual fee to the Mexican government and completion of certain annual assessment work. Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods. The Company has completed sufficient work to meet future requirements for many years.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 3 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)
As of October 31, 2007, the Company owns the following mining concessions in the Sierra Mojada District:

	Acquisition
Concession	Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$15,942
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,698,268
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	181,749
Esmeralda	Purchased	3/20/1997	117.50	256,723
La Blanca	Purchased	8/20/2001	33.50	123,277
Fortuna	Claim Filed	12/8/1999	13.96	77,048
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	15,484
Los Ramones	Purchased	4/10/2006	8.60	280
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	93
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada(1)	Claim Filed	1/26/2007	2,900.00	6,130
Alote(1)	Claim Filed	5/17/2007	3,749.00	6,093
Volcan Dolores	Purchased	9/24/2007	10.49	155,024

			19,408.41	$4,536,111

(1)	Title for this concession is pending.
NOTE 4 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at October 31, 2007 and 2006, respectively:

	2007	2006
Mining equipment	$838,635	$589,751
Communication equipment	8,902	10,179
Buildings and structures	153,590	141,061
Land — non mineral	—	15,839
Vehicles	172,449	152,030
Computer equipment and software	145,167	120,664
Office equipment	8,134	9,446
Furniture and fixtures	—	888

	1,326,877	1,039,858
Less: Accumulated depreciation	(407,457)	(427,892)

	$919,420	$611,966

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
Depreciation expense and write-off of equipment for the years ended October 31, 2007 and 2006 was $227,464 and $89,355, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.
NOTE 5 — RELATED PARTY TRANSACTIONS
The Company receives rent-free office space in Coeur d’Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.
NOTE 6 — SHAREHOLDER RIGHTS PLAN
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
In certain circumstances, in the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company’s common stock having a value equal to two times such purchase price. The Rights will expire on June 11, 2017.
NOTE 7 — COMMON STOCK
In March 2007, the Company completed a private placement of 2,413,571 shares of the Company’s restricted common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant. Net proceeds from this private placement were $5,671,893.
During the year ended October 31, 2007, the Company issued 2,240,374 shares of common stock for warrants exercised at an average cash consideration of $1.30 per share. In addition, the Company issued 49,120 shares to outside consultants for services provided at an average price of $4.31 per share. The Company also issued 108,000 shares of common stock at an average price of $2.84 per share to its independent directors for services provided.
During the year ended October 31, 2007, the Company issued 126,000 shares of common stock in a cashless exercise of options (See note 8).
During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock for cash consideration at an average of $0.83 per share and 73,650 shares valued at $0.80 per share for services received. Included with each share purchased was a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share with an exercise period of 5 years. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. In addition, 248,593 shares of common stock were issued to employees of the Company for prior compensation at an average value of $0.80 per share during the year ended October 31, 2006.
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
OCTOBER 31, 2007
NOTE 7 — COMMON STOCK (continued)
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
During the year ended October 31, 2002, the Company sold 162,667 common stock units with attached warrants for cash of $244,000. The Company also issued 50,000 shares of common stock under the Penoles agreement for cash at $2.00 a share. Additionally, 86,078 shares of common stock valued at $104,875 were issued as compensation to officers. On May 20, 2002, the Company authorized the offering of 1,000,000 common stock units, with each unit consisting of one share of common stock and one warrant equal to 1/3 of a share of common stock.
During the year ended October 31, 2001, the Company issued 20,000 shares of common stock for the exercise of warrants for cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,680 and for cash of $390, and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash.
During the year ended October 31, 2000, the Company sold 1,440,500 shares of its common stock for $3,986,625 cash, issued 120,000 shares of common stock for services valued $153,360, issued 15,000 shares of common stock for equipment valued at $25,000 and issued 950,000 shares of common stock for options exercised at $0.86 per share.
During the year ended October 31, 1999, the Company sold 1,068,800 shares of common stock for $1,075,900 cash. In addition the Company received $300,000 for payment of subscriptions receivable. The Company also issued 55,556 shares for payment of drilling expenses valued at $50,000.
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
OCTOBER 31, 2007
NOTE 7 — COMMON STOCK (continued)
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
NOTE 8 — STOCK OPTIONS
The Company has two existing qualified stock option plans. Under the 2006 Stock Option Plan (the “2006 plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2001 Equity Incentive Plan (the “2001 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock. Options are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have a contractual term of 9 to 10 years. Prior to October 31, 2006, most stock option grants were immediately vested at date of grant. Subsequent grants have typically been issued with a graduated vesting schedule over approximately 2 to 3 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan). New shares are issued upon exercise of stock options.
On November 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumed no expected dividends and estimated the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.
The Company has elected to adopt the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after November 1, 2006. This transition method also requires the Company to present pro-forma income, cash flow and earnings per share information as if the Company had adopted this statement for all periods presented. Since the Company utilized the fair value method under SFAS 123 for all option grants prior to adoption of SFAS No. 123(R) and that no options were previously granted with a graduated vesting schedule, the compensation expense previously reported under SFAS No. 123 is the same as if the Company adopted SFAS No. 123(R) for the periods presented. As a result, the Company’s net income, basic and diluted earnings per share under SFAS No. 123(R) for all periods presented is the same as previously reported under SFAS No. 123.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 8 — STOCK OPTIONS (continued)
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future. A summary of the weighted average assumptions used to value stock options for the fiscal year ended October 31, 2007 and 2006 are as follows:

	Year Ended	Year Ended
	October 31,	October 31,
Options	2007	2006

Expected volatility	74%	80%
Risk-free interest rate	4.6%	5.0%
Dividend yield	—	—
Expected term (in years)	8.5	10.0
The weighted-average grant-date fair value of options granted during the fiscal year ended October 31, 2007 and 2006 was $2.76 and $2.18, respectively. The total intrinsic value of options exercised during the fiscal year ended October 31, 2007 was $161,280. No options were exercised during the fiscal year end October 31, 2006.
The following is a summary of stock option activity for the fiscal years ended October 31, 2007 and 2006:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at November 1, 2005	670,000	$1.58
Granted	2,750,000	2.59
Exercised	—	—
Forfeited or Expired	(60,000)	1.32

Outstanding at October 31, 2006	3,360,000	$2.41
Granted	500,000	3.58
Exercised	(126,000)	1.32
Forfeited or Expired	(84,000)	1.32

Outstanding at October 31, 2007	3,650,000	$2.63	7.66	$2,562,000

Vested or Expected to Vest at October 31, 2007	3,250,000	$2.51	7.71	$2,480,000

Exercisable at October 31, 2007	3,250,000	$2.51	7.71	$2,480,000

The Company has recognized stock-based compensation costs for stock options of $434,189 and $6,025,705 for the fiscal years ended October 31, 2007 and 2006, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 8 — STOCK OPTIONS (continued)
In October 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to an independent director at $2.85 per share under the 2006 Plan. The options vest 50,000 on October 1, 2007, and 100,000 on both October 31, 2008 and 2009. The fair market value of the options at the date of grant was $2.15 per share and the Company has recognized $127,486 of compensation expense through October 31, 2007. This expense is included in directors’ fees under general and administrative expenses. There remains $410,920 of total unrecognized compensation expense, which is expected to be recognized over a period of 2 years.
In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan. The options vest 50,000 on October 31, 2007, and 100,000 on both October 31, 2008 and 2009. The fair market value of the options at the date of grant was $3.37 per share and the Company has recognized $306,703 of compensation expense through October 31, 2007. This expense is included in salaries and payroll expense under general and administrative expenses. There remains $535,012 of total unrecognized compensation expense, which is expected to be recognized over a period of 2 years.
In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.
During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the Stock Option Plan of 2006 with an exercise price of $2.59 and an expiration of ten years. The options vest immediately and were assigned a fair value of $2.18 per share for total compensation of $4,360,000. The compensation expense is included in salaries and payroll expense under general and administrative expenses. In addition, the Company granted 750,000 options to independent directors with an exercise price of $2.59 and an expiration of ten years. These options vested immediately and were assigned a fair value of $2.18 per share for total consideration of $1,635,000. The compensation expense attributable to these options was included in directors’ fees under general and administrative expenses. In addition, the Company extended the contractual life of 310,000 fully vested stock options held by 19 employees. As a result of this modification, the Company recognized additional compensation expense of $48,000 for the year ended October 31, 2006.
In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000
Summarized information about stock options outstanding and exercisable at October 31, 2007 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25	100,000	1.77	$1.25	100,000	$1.25
1.32	100,000	2.93	1.32	100,000	1.32
2.15	200,000	2.34	2.15	200,000	2.15
2.59	2,750,000	8.50	2.59	2,750,000	2.59
2.85	250,000	4.92	2.85	50,000	2.85
4.30	250,000	9.63	4.30	50,000	4.30

$1.25-4.30	3,650,000	7.66	$2.61	3,250,000	$2.48

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 8 — STOCK OPTIONS (continued)
A summary of the nonvested shares as of October 31, 2007 and changes during the fiscal year ended October 31, 2007 is as follows:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value

Nonvested at October 31, 2006	—	$—
Granted	500,000	2.76
Vested	(100,000)	2.63
Forfeited	—	—

Nonvested at October 31, 2007	400,000	$2.79

As of October 31, 2007, there was $945,931 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 2.0 years.
NOTE 9 — WARRANTS
The Company typically issues warrants to investors in connection with private placement of Company Stock or for financial services in connection with private placements or investor relations. Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the warrant and implied volatility. The expected term of warrants is estimated based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.
A summary of warrant activity for the fiscal year ended October 31, 2007 is as follows

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at November 1, 2006	14,875,123	$1.28
Issued with private placement	1,206,785	2.42
Issued for services	600,000	3.27
Exercised	(2,240,374)	1.31
Forfeited or expired	(61,387)	3.91

Outstanding at October 31, 2007	14,380,147	$1.44	3.21	$26,210,659

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 9 — WARRANTS (continued)
Summarized information about warrants outstanding and exercisable at October 31, 2007 is as follows:

Warrants Outstanding and Exercisable
		Weighted Ave.
		Remaining	Weighted
		Contractual Life	Average Exercise
Exercise Price	Number Outstanding	(Years)	Price
$1.25 - $1.75	12,466,419	3.18	$1.25
$2.00 - $2.63	1,411,395	3.12	2.41
$3.40 - $5.00	502,333	4.16	3.41

$1.25 - $5.00	14,380,147	3.21	$1.44

During the fiscal year ended October 31, 2007, the Company issued warrants for 600,000 common shares for professional services at an average exercise price of $3.27 per share and average contractual terms 4.6 years. The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 5%, expected volatility of 80%, and expected term of 1.4 to 3 years. In addition, the Company extended the contractual life of a warrant for 59,610 shares of common stock in consideration of financial services. As a result of this modification, the Company recognized additional professional service fees of $68,999 for the year ended October 31, 2007.
During the year ended October 31, 2006 the Company granted warrants for 210,103 shares for services in connection with the Company’s private placement, with an exercise price of $1.25 and an expiration of 5 years. The fair value of these warrants was determined to be $403,215 using the Black-Scholes pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. Also during the year ended October 31, 2006, the Company issued a warrant for 17,250 shares to an independent director with an exercise price of $1.25 and an expiration of 5 years. The fair value of this warrant was determined using the Black-Scholes option pricing model using a risk free interest rate of 5%, no dividends to be paid, and a volatility of 80%. The total value was calculated at $30,705.
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

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 9 — WARRANTS (continued)
At October 31, 2000, there were outstanding warrants to purchase 996,500 shares of the Company’s common stock, at prices ranging from $0.75 to $2.00 per share. The warrants, which became exercisable in 1999, but have not been exercised, expire at various dates through 2005. The Company has reserved 996,500 shares for the expected exercise of these warrants. These warrants were valued at $543,980 using the Black-Scholes option pricing model using a risk free interest of 5%, volatility of 0.3 and 0.5 and expected life of 5 to 10 years.
See note 7 for a description of additional issuances of warrants.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
Employment Agreements
Effective January 1, 2007, Merlin Bingham, Roger Kolvoord, and Terry Brown entered into Executive Employment Agreements with the Company pursuant to which they would receive a base annual salary of $206,000, $187,000, and $125,000, respectively. The employment agreements have an initial term of 1 year with automatic renewal for an additional year at each anniversary. The employment agreements also provide for twelve months of severance in the event the agreement is not renewed for the calendar year following a change in control (See note 13).
Royalty Agreement
In connection with the purchase of certain mining concessions, the Company has agreed to pay the previous owners a net royalty interest on revenue from future mineral sales.
Mining Concessions
The Company holds title to several mining concessions in Mexico that require the Company to conduct a certain amount of work each year to maintain these concessions. Annual work in excess of these statutory requirements can be carry forward to future periods. The Company has accumulated a large enough carry forward to meet future requirements for several years. The mining concessions also require the Company to pay semi-annual fees to the Mexican government.
NOTE 11 — INCOME TAXES
Provision for Taxes
The Company accounts for income taxes in accordance with the balance sheet approach specified in SFAS No. 109, “Accounting for Income Taxes” (“FAS No. 109”). The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis. The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly-owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the fiscal year ended October 31, 2007.
The Company’s provision for income taxes of $54,043 for the fiscal year ended October 31, 2007 consists of $69,540 of current foreign income tax provision less a $15,497 credit for foreign deferred tax benefit for Contratistas. There was no federal or state income tax provision for the years ended October 31, 2007 and 2006.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 11 — INCOME TAXES (continued)
The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2007	2006

Income tax benefit calculated at U.S. Federal Income Tax Rate	(2,338,000)	(3,806,000)

Differences arising from:
Permanent differences	19,000	3,000
Benefit from lower foreign income tax rate	151,000	672,000
Reclassification of loss carryforward to foreign subs	307,000	—
Adjustment to prior year taxes	(2,427,000)	1,631,000
Increase in valuation allowance	4,249,000	1,500,000
Other	93,000	—

Net income tax provision (benefit)	54,000	—

The components of the deferred tax assets at October 31, 2007 and 2006 were as follows:

	For the year ended
	October 31,
	2007	2006
Deferred tax assets
Net operating loss carry forwards	$8,026,000	$6,500,000
Stock-based compensation	2,723,000	—

Total deferred tax assets	10,749,000	6,500,000

Less: Valuation Allowance	(10,749,000)	(6,500,000)

Net deferred tax asset	$—	$—

At October 31, 2007, the Company has U.S. net operating loss carryforwards of approximately $17.4 million which expire in the years 2008 through 2027. The Company has $7.6 million of net operating loss carryforwards in Mexico which expire in the years 2008 through 2017.
The valuation allowance for deferred tax assets of $ 10.7 million and $6.5 million at October 31, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable. However, the Company’s assessment may change as it moves into the production phase of its mining properties.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
NOTE 12 — SEGMENT INFORMATION
The Company operates in one business segment being the exploration of mineral property interests.
Geographic information is approximately as follows:

	October 31,
	2007	2006
Identifiable assets
Mexico	$6,063,000	$5,056,000
United States	9,170,000	6,556,000

	$15,233,000	$11,612,000

			Inception to
	For the year ended		date
	October 31,		October 31,
	2007	2006	2007
Net loss for the period
Mexico	$2,571,000	$1,893,000	$7,618,000
United States	4,361,000	9,300,000	27,128,000

Net deferred tax asset	$6,932,000	$11,193,000	$34,746,000

NOTE 13 — SUBSEQUENT EVENTS
Subsequent to year-end, two warrants were exercised for 381,250 shares of common stock at an exercise price of $1.25 per share.
On January 18, 2008, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers (See note 10). The agreement is effective January 1, 2008.
On January 18, 2008, the Company’s compensation committee completed a review of officer and director compensation and approved an increase in base salary for Messrs Bingham, Kolvoord, and Brown to $247,000, $224,000, and $150,000, respectively effective January 1, 2008. The compensation committee also granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the company with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 on January 1, 2010.
Also on January 18, 2008, the compensation committee also granted options to purchase 200,000 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature.
On January 18, 2007, the Board of Directors reviewed its compensation for independent directors and approved an increase in compensation to $9,000 per fiscal quarter and 10,800 shares per fiscal quarter effective February 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. [7]

10.1	2000 Equity Incentive Plan. [5]

10.2	2006 Stock Option Plan. [5]

10.3	Subscription Agreement between the Company and subscribers, dated March 6, 2006.[3]

10.4	Employment Agreement with Merlin Bingham, effective January 1, 2007.[5]

10.5	Employment Agreement with Roger Kolvoord, effective January 1, 2007. [5]

10.6	Employment Agreement with Terry Brown, effective January 1, 2007. [5]

10.7	Common Stock and Warrant Purchase Agreement, dated February 16, 2007. [6]

10.8	Employment Agreement with Robert Devers, effective January 1, 2008. [8]

14	Code of Ethics. [5]

21.1	Subsidiaries of the Registrant. [5]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2006.

(5)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(6)	Incorporated by reference from Form 10-QSB, filed June 18, 2007.

(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007.