Form 10KSB/A
period 2007-10-31
METALLINE MINING CO
filed 2008-02-04
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF                      TO                     .
Commission File Number: 001-33125
METALLINE MINING COMPANY
(Name of small business issuer in its charter)

Nevada	91-1766677

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, as filed with the Securities and Exchange Commission on January 29, 2008. The purpose of this Amendment is solely to provide exhibits 23.1 and 23.2 which were not included with our original filing. The remainder of the information contained in our Annual Report for 2007 on Form 10-KSB is not amended hereby and remains as set forth in the original filing.
Item 13. Exhibits

Exhibit
Number	Exhibit Title

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent.[7]

10.1	2000 Equity Incentive Plan. [5]

10.2	2006 Stock Option Plan. [5]

10.3	Subscription Agreement between the Company and subscribers, dated March 6, 2006.[3]

10.4	Employment Agreement with Merlin Bingham, effective January 1, 2007.[5]

10.5	Employment Agreement with Roger Kolvoord, effective January 1, 2007. [5]

10.6	Employment Agreement with Terry Brown, effective January 1, 2007.[5]

10.7	Common Stock and Warrant Purchase Agreement, dated February 16, 2007.[6]

10.8	Employment Agreement with Robert Devers, effective January 1, 2008.[8]

14	Code of Ethics. [5]

21.1	Subsidiaries of the Registrant. [5]

23.1	Consent of Hein & Associates LLP, filed herewith.

23.2	Consent of Williams & Webster, P.S., filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2006.

(5)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(6)	Incorporated by reference from Form 10-QSB, filed June 18, 2007.

(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007.

(8)	Incorporated by reference from Form 8-K filed January 22, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Date: February 1, 2008	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: February 1, 2008	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer