Form 10-Q
period 2008-01-31
METALLINE MINING CO
filed 2008-03-17
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number: (208) 665-2002
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑            Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 3, 2008, there were 39,612,277 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2008 and October 31, 2007	2

Consolidated Statements of Operations for the three months ended January 31, 2008 and January 31, 2007 and for the period from inception (November 8, 1993) to January 31, 2008	3

Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and January 31, 2007, and for the period from inception (November 8, 1993) to January 31, 2008	4 - 5

Condensed Notes to Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,178,952	$1,434,487
Marketable securities	—	7,900,000
Value-added tax receivable	551,505	401,341
Other receivables	38,607	23,993
Prepaid expenses	62,189	17,827

Total Current Assets	8,831,253	9,777,648

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	4,482,840	4,536,111

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $446,111 and 407,457, respectively (Note 5)	1,075,177	919,420

TOTAL ASSETS	$14,389,270	$15,233,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$112,288	$84,634
Accounts payable — Related Parties	—	68,460
Income Tax Payable	90,657	55,331
Accrued liabilities and expenses	101,058	92,133
Other liabilities	76,602	100,766

Total Current Liabilities	380,605	401,324

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,612,227 and 39,144,977 shares issued and outstanding, respectively	396,122	391,450
Additional paid-in capital	50,371,861	49,273,440
Deficit accumulated during exploration stage	(36,759,047)	(34,746,393)
Other comprehensive (loss)	(271)	(86,642)

Total Stockholders’ Equity	14,008,665	14,831,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,389,270	$15,233,179

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Three Months Ended		To
	January 31,		January 31,
	2008	2007	2008

REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	633,755	587,282	13,467,877
Depreciation and asset write-off	60,256	—	543,579

TOTAL EXPLORATION AND PROPERY HOLDING COSTS	694,011	587,282	14,011,456

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	635,478	163,398	10,461,960
Office and administrative expenses	93,801	119,143	2,085,033
Professional services	320,053	1,352,945	8,269,507
Directors fees	160,629	78,000	2,435,960
Depreciation	6,366	3,785	181,752

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,216,327	1,717,271	23,434,212

LOSS FROM OPERATIONS	(1,910,338)	(2,304,553)	(37,445,668)

OTHER INCOME (EXPENSES)
Interest and investment income	89,625	70,633	774,589
Foreign currency transaction gain (loss)	(156,117)	—	(58,108)
Miscellaneous ore sales, net of expenses	—	—	134,242
VAT tax refunds	—	—	132,660
Miscellaneous income	18	96	82,352
Interest and financing expense	—	—	(289,230)

TOTAL OTHER INCOME (EXPENSE)	(66,474)	70,729	776,505

LOSS BEFORE INCOME TAXES	(1,976,812)	(2,233,824)	(36,669,163)

INCOME TAXES	35,841	—	89,884

NET LOSS	$(2,012,653)	$(2,233,824)	$(36,759,047)

OTHER COMPREHENSIVE INCOME (LOSS) — Foreign Currency translation adjustments	86,371	—	(271)

COMPREHENSIVE LOSS	$(1,926,282)	$(2,233,824)	$(36,759,318)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,392,466	34,207,912

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8,
	Three Month Ended		1993 (Inception)
	January 31,		to January 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,653)	$(2,233,824)	$(36,759,047)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	66,622	3,785	727,341
Noncash expenses	—	2,825	126,864
Foreign currency transaction loss (gain)	156,116	—	58,108
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	82,840	—	1,059,946
Options issued for compensation	413,131	—	4,794,190
Common stock issued for directors fees	130,560	—	436,740
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	1,263,023
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	1,094,950	1,852,720
(Increase) decrease in:
Accounts receivable	—	(362,752)	—
Value added tax receivable	(154,300)	—	(547,534)
Other receivables	(14,862)	—	(38,534)
Prepaid expenses	(44,381)	(34,402)	(62,168)
Increase (decrease) in:
Accounts payable	28,018	(104,036)	112,520
Accounts payable — related parties	(68,460)	63,000	—
Income tax payable	35,841	—	90,055
Accrued liabilities and expenses	9,969	(34,059)	101,783
Other liabilities	(22,895)	—	75,836

Net cash used by operating activities	(1,394,454)	(1,604,513)	(23,202,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	7,900,000	2,380,000	21,609,447
Equipment purchases	(232,013)	—	(1,768,850)
Mining property acquisitions	—	—	(4,632,037)

Net cash provided by (used by) investing activities	7,667,987	2,380,000	(6,400,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—	33,379,207
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	476,563	—	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)

Net cash provided by financing activities:	476,563	—	37,791,280

Effect of exchange rates on cash	(5,631)	—	(8,563)

Net increase in cash and cash equivalents	6,744,465	775,487	8,178,952
Cash and cash equivalents beginning of period	1,434,487	689,994	—

Cash and cash equivalents end of period	$8,178,952	$1,465,481	$8,178,952

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			Period from
			November 8,
	Three Month Ended		1993 (Inception)
	January 31,		to January 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—	$—
Interest paid	$—	$3,515	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
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
The Company’s management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the exploration stage, as it has not realized any revenues from its planned operations.
NOTE 2 — BASIS OF PRESENTATION
These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.
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
Operating results for the three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reclassifications
Certain reclassifications have been made to prior periods and to the inception to date consolidated financial statements to conform to current year presentation. Such reclassifications had no effect on net loss.
Concentration of Risk
The Company maintains its domestic cash and marketable securities in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and US treasury securities, all of which are not insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $338,225 and $229,094 at January 31, 2008 and October 31, 2007, respectively, are denominated in pesos and are considered uninsured. At January 31, 2008, the Company’s cash balances and marketable securities included $288,269 which was not federally insured.
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,196,568 shares and 18,835,123 shares outstanding at January 31, 2008 and 2007, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the three months ended January 31, 2008 and 2007 were $633,755 and $587,282, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $13,467,877.
Foreign Operations
The accompanying balance sheet at January 31, 2008 contains Company assets in Mexico, including: $4,482,840 in mineral properties; $1,428,480 (before accumulated depreciation) of mining equipment; $551,505 in value-added tax receivable; and $338,225 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
IVA Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of January 31, 2008, the Company has filed applications with the Mexican authorities to recover approximately $832,000 of IVA taxes paid by its Mexican subsidiaries from 2005 to 2008. The Company has recorded a receivable in the amount of $551,505 as of January 31, 2008 for IVA taxes paid since November 1, 2006. The Company has recorded an allowance on the IVA tax receivable for taxes paid prior to October 31, 2006 as collectability cannot be reasonably estimated. However, the Company continues to work extensively with Mexican authorities to recover these amounts. Any subsequent recovery of these taxes will be booked as reduction to exploration expense.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Marketable Securities
The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. At October 31, 2007, the Company held $7,900,000 of marketable securities in auction rate securities (“ARS”) which are floating rate securities with long-term nominal maturities of 25 to 30 years, but are marketed by financial institutions with maturity and interest rates at 7, 28, and 35 day intervals. In accordance with SFAS No. 115, these auction rate securities were classified as current available-for-sale securities. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months and available for sale auction rate securities.
During the three months ended January 31, 2008, the Company sold all of its auction rates securities for no gain or loss and invested the proceeds in short-term US treasury securities which are classified as cash and cash equivalents. The Company does not anticipate investing in auction rate securities in the near future given the increased liquidity risk associated with failed auctions for these securities.
Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.
Effective November 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 11 for discussion of FIN 48 and impact it had on the Company’s financial position and results of operations.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 will have a material impact on its financial position, results of operations, and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). The Company is currently assessing the impact that SFAS 159 may have on its financial position, results of operations, and cash flows.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently assessing the impact that SFAS 141(R) may have on its financial position, results of operations, and cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations, and cash flows
NOTE 4 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT
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

NOTE 4 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)
As of January 31, 2008, the Company owns the following mining concessions in the Sierra Mojada District:

	Acquisition
Concession	Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$15,755
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,654,836
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	179,615
Esmeralda	Purchased	3/20/1997	117.50	253,708
La Blanca	Purchased	8/20/2001	33.50	121,829
Fortuna	Claim Filed	12/8/1999	13.96	76,143
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	15,302
Los Ramones	Purchased	4/10/2006	8.60	276
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	92
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada(1)	Claim Filed	1/26/2007	2,900.00	6,058
Alote(1)	Claim Filed	5/17/2007	3,749.00	6,022
Volcan Dolores	Purchased	9/24/2007	10.49	153,204

			19,408.41	$4,482,840

(1)	Title for this concession is pending.
NOTE 5 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at January 31, 2008 and October 31, 2007, respectively:

	January 31,	October 31,
	2008	2007
Mining equipment	$1,015,159	$838,635
Communication equipment	8,797	8,902
Buildings and structures	157,793	153,590
Vehicles	146,800	172,449
Computer equipment and software	184,700	145,167
Office equipment	8,039	8,134

	1,521,288	1,326,877
Less: Accumulated depreciation	(446,111)	(407,457)

	$1,075,177	$919,420

Depreciation expense and write-off of property and equipment for the three months ended January 31, 2008 and 2007 was $66,621 and $3,785 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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
NOTE 7 — COMMON STOCK
During the three-months ended January 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share. In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18. The Company also issued 48,000 shares of common stock at an average market price of $2.72 per share to its independent directors for services provided during the quarters ended October 31, 2007 and January 31, 2008. The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the quarter ended October 31, 2007.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future. A summary of the weighted average assumptions used to value stock options for the three months ended January 31, 2008 and 2007 are as follows:

	Three Months Ended
	January 31,
Options	2008	2007(1)

Expected volatility	73%	—
Risk-free interest rate	3.4%	—
Dividend yield	—	—
Expected term (in years)	8.32	—

(1)	No options were granted during the three months ended January 31, 2007.

NOTE 8 — STOCK OPTIONS (continued)
The weighted-average grant-date fair value of options granted during the three months ended January 31, 2008 was $1.62. No options were exercised during the three months ended January 31, 2008 and 2007.
The following is a summary of stock option activity for the three months ended January 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at October 31, 2007	3,650,000	$2.63
Granted	600,004	2.18
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at January 31, 2008	4,250,004	$2.57	7.77	$305,000

Vested or Expected to Vest at January 31, 2008	3,383,333	$2.50	7.56	$249,000

Exercisable at January 31, 2008	3,383,333	$2.50	7.56	$249,000

The Company has recognized stock-based compensation costs for stock options of $413,131 for the three months ended January 31, 2008. No stock-based compensation was recorded for the three months ended January 31, 2007. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses.
Summarized information about stock options outstanding and exercisable at January 31, 2008 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25-1.32	200,000	2.10	$1.29	200,000	$1.29
2.15-2.85	3,800,004	7.97	2.52	3,133,333	2.55
4.30	250,000	9.39	4.30	50,000	4.30

$1.25-4.30	4,250,004	7.77	$2.57	3,383,333	$2.50

A summary of the nonvested shares as of January 31, 2008 and changes during the quarter ended January 31, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at October 31, 2007	400,000	$2.79
Granted	600,004	2.18
Vested	(133,333)	2.18
Forfeited	—	—

Nonvested at January 31, 2008	866,671	$2.46

NOTE 8 — STOCK OPTIONS (continued)
As of January 31, 2008, there was $1,507,409 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 2.18 years.
On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the company with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 on January 1, 2010.
Also on January 18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature.
NOTE 9 — WARRANTS
The Company may issue warrants to investors in connection with private placement of Company Stock or for financial services in connection with private placements or investor relations. Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.
A summary of warrant activity for the quarter ended January 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at November 1, 2007	14,380,147	$1.44
Issued with private placement	—	—
Issued for services	—	—
Exercised	(381,250)	1.25
Forfeited or expired	(52,333)	2.13

Outstanding at January 31, 2008	13,946,564	$1.45	2.97	$12,649,859

NOTE 9 — WARRANTS (continued)
Summarized information about warrants outstanding and exercisable at January 31, 2008 is as follows:

Warrants Outstanding and Exercisable
		Weighted Ave.
		Remaining	Weighted
	Number	Contractual	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price
$1.25 - $1.75	12,085,169	2.93	$1.25
$2.00 - $2.63	1,361,395	2.98	2.42
$3.40 - $5.00	500,000	3.93	3.40

$1.25 - $5.00	13,946,564	2.97	$1.45

During the three-month period ended January 31, 2008, the Company did not grant any warrants.
During the three-month period ended January 31, 2007, the Company issued warrants for 600,000 common shares for professional services at an average exercise price of $3.27 per share and average contractual terms 4.6 years. The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 5%, expected volatility of 80%, and expected term of 1.4 to 3 years
NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
Employment Agreements
Effective January 1, 2007, Merlin Bingham, Roger Kolvoord, and Terry Brown entered into Executive Employment Agreements with the Company pursuant to which they would receive a base annual salary of $206,000, $187,000, and $125,000, respectively. The employment agreements have an initial term of 1 year with automatic renewal for an additional year at each anniversary. The employment agreements also provide for twelve months of severance in the event the agreement is not renewed for the calendar year following a change in control.
On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Messrs Bingham, Kolvoord, and Brown to $247,000, $224,000, and $150,000, respectively effective January 1, 2008. Also, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement is effective January 1, 2008.
Royalty Agreement
In connection with the purchase of certain mining concessions, the Company has agreed to pay the previous owners a net royalty interest on revenue from future mineral sales.
Mining Concessions
The Company holds title to several mining concessions in Mexico that require the Company to conduct a certain amount of work each year to maintain these concessions. Annual work in excess of these statutory requirements can carry forward to future periods. The Company has accumulated a large enough carry forward to meet future requirements for several years. The mining concessions also require the Company to pay semi-annual fees to the Mexican government.

NOTE 11 — INCOME TAXES
Provision for Taxes
The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis. The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly-owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the calendar year ended December 31, 2007.
The Company’s provision for income taxes of $35,841 for the three months ended January 31, 2008 consists of $35,841 of current foreign income tax provision. There was no federal or state income tax provision for the three months ended January 31, 2008 and 2007.
Adoption of FIN 48 — Accounting for Uncertainty in Income Taxes
Effective November 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.
With the adoption of FIN 48, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards. The adoption of FIN 48 did not require a cumulative effect adjustment to beginning retained earnings and there were no material changes to the reserves for unrecognized tax benefits during the quarter ended January 31, 2008.
The reserve for unrecognized tax benefits of $103,000 as of January 31, 2008, if recognized would not have a material effect on the Company’s effective tax rate.
The following tax years remain open to examination by the Company’s principal tax jurisdictions.

United States:	1993 and all following years
Mexico:	1997 and all following years
The Company has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next twelve months.
The Company’s policy is to classify tax related interest and penalties as income tax expense. There is no interest or penalties estimated on the underpayment of income taxes as a result of these unrecognized tax benefits.

NOTE 12 — SEGMENT INFORMATION
The Company operates in one business segment being the exploration of mineral property interests.
Geographic information is approximately as follows:

	January 31,
	January 31,	October 31,
	2008	2007
Identifiable assets
Mexico	$6,426,000	$6,063,000
United States	7,963,000	9,170,000

	$14,389,000	$15,233,000

			Inception to
	For the three months ended		date
	January 31,		January 31,
	2008	2007	2008
Net loss for the period
Mexico	$827,000	$429,000	$8,445,000
United States	1,186,000	1,805,000	28,314,000

	$2,013,000	$2,234,000	$36,759,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
When we use the terms “Metalline Mining Company,” the “Company,” “we,” “us,” “our,” or “Metalline,” we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. Throughout this document we make statements that are classified as “forward-looking.”
Cautionary Statement about Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities; and

•	Business strategies and development of our business plan.
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. Many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.
Plan of Operation
The Company is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns mining concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico. The Company’s objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V.
As stated under “General Development of the Business” in PART 1 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, the primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the oxide zinc mineralization in our Sierra Mojada concessions. This task consists in part of performing the required technical tasks and in part of properly documenting, in accordance with generally accepted engineering guidelines, (i) norms, and procedures; (ii) the manner in which the tasks were performed; and (iii) the results of the ensuing analysis. Much of this work is iterative in nature and results of one task often requires modification of the work in some other task, and resulting modifications in the documentation of all impacted tasks. The final feasibility study becomes a summary document that reflects the important conclusion of detailed reports on the various technical tasks. For the format that we are using the detailed studies are termed Complimentary Reports.

The Complimentary Reports currently being prepared deal with: (i) the geology of the Sierra Mojada area and the methods used to evaluate the mineralization; (ii) the resource model that provides an estimate of the size and grade of the mineralized volume, including a detailed discussion of the geostatistical methods used to create the estimate; (iii) the geotechnical results including a detailed discussion of how the geotechnical data were acquired and how they are interpreted; and (iv) a hydrology report on the water supply for the area. We anticipate that these reports will be largely complete and ready for technical audit in early 2008.
The scoping study phase of the mine plan will be completed by evaluating interactions and optimizations between mine plan, concentrator and refinery sizing, and the resource model. On completion of this activity, the basic mine method(s) and project capacities will be frozen and mine planning will be carried to the next level of detail. Thereafter the location of the refinery, the extraction and reduction plant will then be finalized, using the results of a previously performed alternatives analysis, and the details of refinery location and design will be attacked. Green Team International (“GTI”) has previously completed fairly mature concentrator and refinery designs. Metallurgical and mineralogical studies of silver mineralization will be conducted.
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
Environmental, social, and permitting studies will be continued and completed by our consultants. These studies can be accelerated as soon as certain key technical decisions are finalized. Weather-monitoring will be continued and noise- and air-quality-monitoring will be performed. An active informational program is planned to insure that governmental officials at the state and federal levels are aware of our intentions and their potential impacts
Some overarching business objectives in our activities are: to systematically reduce the significant risk factors listed in our public filings ; to reach the level of certainty required to comply with SEC Industry Guide 7 in order to claim reserves; and to meet the level of quality required for our Feasibility Study to be acceptable to financial institutions to support funding decisions. Two disciplines help us to reach these objectives. First, generally accepted international engineering practice is based on methodology to achieve progressive reduction of risk and progressive reduction in economic uncertainties as studies progress. Second, outside technical/engineering auditors are retained to insure that work is done to the quality required by the engineering norms. In addition the Company is continuously evaluating strategies for additional testing to further reduce technical risk factors.
The Company will continue its program to explore for new mineralization. This effort is most intensely focused on areas of silver-copper mineralization close to mine workings that might be constructed to access and work the zinc oxide manto. The purpose of this work is both to identify areas that might be mined as well as to insure that contemplated mine workings do not render mineralization unmineable that might otherwise be exploited. Drilling is currently in progress from four drill bases to gather more data in these areas. The Company is aware of other areas within its concessions that it believes may have significant exploration potential. As resources are available, or specific opportunities are identified, such areas may receive exploration drilling attention. The Company has received permissions from local land owners to rebuild roads into the Dormidos prospect area and an active evaluation of this area is anticipated during the year.
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

Results of Operation
For the quarter ended January 31, 2008, the Company experienced a consolidated net loss of $2,013,000 or $0.05 per share, compared to a consolidated net loss of $2,234,000, or $0.07 per share during the comparable period in the previous year. The $221,000 decrease in consolidated net loss is primarily due to a $501,000 decrease in general and administrative costs as a result of lower stock based compensation costs during 2008. This positive change in net loss was partially mitigated by a $107,000 increase in exploration and property holding costs and a $156,000 loss on foreign currency translation.
Exploration and property holding costs
Exploration and property holding costs increased to $694,000 for the quarter ended January 31, 2008 compared to $587,000 for the comparable period last year. This increase was primarily due to additional drilling and exploration costs associated with the operation of two new drills which were purchased near the beginning of the quarter. The Company currently is operating four drills with two eight-hour shifts per drill. The Company recently completed the geotechnical drilling for the feasibility study on the oxide zinc mineralization and is now focused on continued exploration of silver mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses decreased to $1,216,000 for the quarter ended January 31, 2008 as compared to $1,717,000 for the comparable period last year. The $501,000 decrease in general and administrative expenses was primarily due to a decrease in stock based compensation associated with options/warrants issued to officers, directors, and financial consultants. During 2007, the Company recognized stock based compensation of $1,094,000 under professional fees for 600,000 warrants issued to financial consultants. This was the primary reason for the decrease in professional fees and overall general and administrative costs from 2007.
Salaries and wages increased $472,000 from the comparable period in 2007 due to higher stock based compensation for stock options and restricted stock grants. During 2007, the Company did not record any stock based compensation for stock options whereas during 2008, the Company recorded stock based compensation of $413,000 for stock-based compensation associated with the graduated vesting of stock options granted to officers and key employees. Also, during 2008, the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000.
Directors’ fees also increased $82,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. The Company added a third independent director to further strengthen its board of directors and to meet the requirements set forth by the American Stock Exchange.
Other Income (Expense)
Other Income (Expense) declined $137,000 from the comparable period in 2007 primarily due to the foreign currency translation loss on intercompany loans to its Mexican subsidiaries. As of January 31, 2008, the Company had an intercompany receivable of $14.5 million dollars which is subject to exchange rate fluctuations
Liquidity and Capital Resources
The Company financed its obligations during the three months ended January 31, 2008 from cash on hand. At January 31, 2008, the Company’s cash, cash equivalents and marketable securities decreased $1,155,000 as compared to the year ended October 31, 2007. During the three-month period, the Company used $1,394,000 in operating activities, principally in connection with maintaining the property, continuation of exploration drilling program and continued work on the feasibility study. The Company received $477,000 of cash proceeds from exercise of warrants during the period.

As of January 31, 2008, the Company’s cash, cash equivalents and marketable securities, was $8,179,000.
The Company’s current operating expenses total $380,000 per month, for an expected operating expense of $4.6 million in the next 12 months. As discussed previously, the Company estimates that it will cost about $3.5 million in additional spending to complete the feasibility study, but there can be no assurance that this estimate will not be revised upward. The portions of the study that relate to the mine and concentrator in Mexico should be complete by mid 2008, but we expect that work on the refinery and preparation of the final study documents will not be completed until October of 2008. If at any time we think we have insufficient cash, we will adjust our program and expenditures appropriately. The Company is currently engaged in validating statements of work, schedules, and cost estimates to complete these tasks.
The Company’s management believes that private placements of its shares combined with proceeds from warrant exercises have provided sufficient cash for the Company to continue to operate for at least the next twelve months based on current expense projections. However, the Company may pursue additional financing in the future to allow for continued exploration of the silver mineralization north of the Sierra Mojada fault, to fund some preliminary mine development, and to maintain adequate working capital during future periods. There can be no assurance that additional funding will be available on reasonable terms, if at all. Following the completion of a successful feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company’s concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.
Recent Accounting Pronouncements
In November 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 11 to the consolidated financial statements for discussion of FIN 48 and the impact it had on the Company’s financial position or results of operations.
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). The Company is currently assessing the impact that SFAS 141R may have on our financial position, results of operations, and cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (fiscal year 2010 for the Company). SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 will have a material impact on our financial position, results of operations, and cash flows
Critical Accounting Policies
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
Accounting for Stock Options and Warrants Granted to Employees and Non-employees
On November 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in SFAS (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.
The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). The expected term of the options is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future. The Company uses the graduated vesting attribution method to recognize compensation costs over the requisite service period.
The Company also used the Black-Scholes valuation model to determine the fair market value of warrants. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the contractual term of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future.
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
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of January 31, 2008, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.
ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Although a large amount of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Mexican pesos or other currencies. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of Mexican Peso against the U.S. dollar may result in an increase in operating expenses and capital costs at the Sierra Mojada Project in U.S. dollar terms. To reduce this risk, we maintain minimum cash balances in foreign currencies, including Mexican Pesos and complete most of our purchases, including capital expenditures relating to the Sierra Mojada Project, in U.S. dollars. We currently do not engage in any currency hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
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
The Company’s management, primarily the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of January 31, 2008. Based upon that review and evaluation, these officers concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2008.

In connection with the audit of our consolidated financial statements for the fiscal year ended October 31, 2007, our independent accounting firm identified a material weakness in our internal controls over financial reporting. More specifically, the Company did not complete a timely review of its foreign currency translation calculations and record the proper foreign currency translation gain on intercompany loans for the fiscal year ended October 31, 2007. As a result, an adjusting journal entry in the amount of $98,000 was required at October 31, 2007 to correct the foreign currency translation gain on intercompany loans. An audit adjustment indicates that there were deficiencies that existed in the design or operation of our disclosure controls and procedures and our internal control over financial reporting that adversely affected our disclosure controls and that are to be considered “material weaknesses.” In response to the material weaknesses described above, the Company performed additional analyses and other procedures to ensure the Company’s consolidated financial statements at October 31, 2007 were prepared in accordance with generally accepted accounting principles.
Although the Company has implemented changes in internal controls over financial reporting described below and performed additional analysis and reviews in connection with the preparation of the financial statements and disclosures in this Form 10-Q, our management concluded that these controls were not operating for a sufficient amount of time to conclude that our internal controls over financial reporting were effective as of January 31, 2008.
(b) Changes In Internal Controls Over Financial Reporting
In order to further enhance our internal controls, management worked with our audit committee to identify and implement corrective actions to improve our disclosure controls and procedures and our internal controls. Specifically, the Company implemented additional policies and procedures to improve the financial close process, including process improvements related to foreign currency translations. In addition, we engaged an external accounting firm to assist us with our review of financial information to ensure that the consolidated financial statements are prepared in accordance with GAAP prior to subjecting them to audit or review by our independent public accounting firm. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively. Our management plans to continue to work with our audit committee to continue to identify and implement corrective actions, where required, to further improve our disclosure controls and procedures and internal controls.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There were no material changes from the risk factors as previously discussed in our Form 10-KSB for the year ended October 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS
Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the fiscal quarter and as of March 3, 2008, excluding transactions that were previously reported in our Form 10-KSB Form or a Form 8-K.
On January 18, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted officers and employees of our Mexican subsidiary an aggregate of 600,004 options to purchase shares of the Company’s Common Stock with the option being exercisable at $2.18 per share until January 18, 2018, subject to vesting. The options were issued in consideration for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.

On January 31, 2008 we issued an aggregate of 48,000 shares of the Company’s common stock to our independent directors. These shares were issued in consideration for services. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
Item 3. DEFAULT UPON SENIOR SECURITES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

10.1	Employment Agreement with Robert Devers, effective January 1, 2008[3]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed January 22, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Date: March 17, 2008	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: March 17, 2008	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer