Form 10-Q
period 2008-04-30
METALLINE MINING CO
filed 2008-06-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF ______________ TO ______________.
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
Yes ☐ No ☑
As of June 11, 2008, there were 39,644,627 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2008 and October 31, 2007	2

Consolidated Statements of Operations for the three and six months ended April 30, 2008 and April 30, 2007 and for the period from inception (November 8, 1993) to April 30, 2008	3

Consolidated Statements of Cash Flows for the six months ended April 30, 2008 and April 30, 2007, and for the period from inception (November 8, 1993) to April 30, 2008	4-5

Condensed Notes to Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,454,488	$1,434,487
Marketable securities	—	7,900,000
Value-added tax receivable	681,157	401,341
Other receivables	34,345	23,993
Prepaid expenses	269,664	17,827

Total Current Assets	7,439,654	9,777,648

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	4,633,218	4,536,111

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $509,982 and 407,457, respectively (Note 5)	1,123,790	919,420

TOTAL ASSETS	$13,196,662	$15,233,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$199,915	$84,634
Accounts payable — Related Parties	—	68,460
Income Tax Payable	39,956	55,331
Accrued liabilities and expenses	228,331	92,133
Other liabilities	79,172	100,766

Total Current Liabilities	547,374	401,324

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,644,627 and 39,144,977 shares issued and outstanding, respectively	396,446	391,450
Additional paid-in capital	50,975,533	49,273,440
Deficit accumulated during exploration stage	(38,437,603)	(34,746,393)
Other comprehensive (loss)	(285,088)	(86,642)

Total Stockholders’ Equity	12,649,288	14,831,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,196,662	$15,233,179

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 8,
	Three Months Ended		Six Months Ended		1993 (Inception)
	April 30,		April 30,		to April 30,
	2008	2007	2008	2007	2008

REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	753,921	656,250	1,387,676	1,243,532	14,221,798
Depreciation and asset write-off	45,947	36,707	106,203	36,707	589,526

TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	799,868	692,957	1,493,879	1,280,239	14,811,324

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	472,064	168,614	1,107,542	332,012	10,934,024
Office and administrative expenses	195,312	140,246	289,112	259,389	2,280,345
Professional services	551,778	303,777	871,831	1,656,722	8,821,284
Directors fees	163,293	70,800	323,922	148,800	2,599,253
Depreciation	6,610	3,785	12,976	7,570	188,362

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,389,057	687,222	2,605,383	2,404,493	24,823,268

LOSS FROM OPERATIONS	(2,188,925)	(1,380,179)	(4,099,262)	(3,684,732)	(39,634,592)

OTHER INCOME (EXPENSES)
Interest and investment income	32,727	67,148	122,353	137,781	807,317
Foreign currency transaction gain (loss)	481,990	—	325,874	—	423,882
Miscellaneous ore sales, net of expenses	—	—	—	—	134,242
VAT tax refunds	—	—	—	—	132,660
Miscellaneous income	—	2,718	17	2,814	82,352
Interest and financing expense	—	—	—	—	(289,230)

TOTAL OTHER INCOME (EXPENSE)	514,717	69,866	448,244	140,595	1,291,223

LOSS BEFORE INCOME TAXES	(1,674,208)	(1,310,313)	(3,651,018)	(3,544,137)	(38,343,369)

INCOME TAXES	4,350	—	40,192	—	94,234

NET LOSS	$(1,678,558)	$(1,310,313)	$(3,691,210)	$(3,544,137)	$(38,437,603)

OTHER COMPREHENSIVE INCOME (LOSS) — Foreign Currency translation adjustments	(284,817)	—	(198,446)	—	(285,088)

COMPREHENSIVE LOSS	$(1,963,375)	$(1,310,313)	$(3,889,656)	$(3,544,137)	$(38,722,691)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.04)	$(0.09)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,612,587	35,650,954	39,503,884	34,915,983

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8,
	Six Months Ended		1993 (Inception)
	April 30,		to April 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,691,210)	$(3,544,137)	$(38,437,603)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	119,223	44,277	779,942
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	(319,909)	—	(417,915)
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	82,840	—	1,059,946
Stock options issued for compensation	956,863	—	5,751,052
Common stock issued for directors fees	190,824	188,460	497,004
Stock options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	1,094,950	1,852,720
(Increase) decrease in:
Accounts receivable	—	3,294	—
Value added tax receivable	(263,887)	(501,032)	(657,121)
Other receivables	(9,880)	(31,246)	(33,552)
Prepaid expenses	(247,274)	(15,567)	(265,062)
Increase (decrease) in:
Accounts payable	115,329	(138,102)	199,831
Accounts payable — related parties	(68,460)	(69,660)	—
Income tax payable	(16,112)	—	38,102
Accrued liabilities and expenses	131,301	(33,308)	223,114
Other liabilities	(23,109)	—	75,622

Net cash used by operating activities	(3,043,461)	(3,002,071)	(24,851,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	7,900,000	3,425,000	21,609,447
Equipment purchases	(299,785)	(24,845)	(1,836,622)
Mining property acquisitions	—	—	(4,632,037)

Net cash provided by (used by) investing activities	7,600,215	3,400,155	(6,468,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	5,671,893	33,379,207
Proceeds from sales of options and warrants	—	84,375	949,890
Proceeds from exercise of warrants	476,563	—	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)

Net cash provided by financing activities:	476,563	5,756,268	37,791,280

Effect of exchange rates on cash	(13,316)	—	(16,248)

Net (decrease) increase in cash and cash equivalents	5,020,001	6,154,352	6,454,488
Cash and cash equivalents beginning of period	1,434,487	689,994	—

Cash and cash equivalents end of period	$6,454,488	$6,844,346	$6,454,488

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			Period from
			November 8,
	Six Months Ended		1993 (Inception)
	April 30,		to April 30,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$29,328	$—	$29,328
Interest paid	$—	$2,167	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$59,220	$59,220
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
The Company expects to engage in the business of mining. The Company currently owns several mining concessions in Mexico (collectively known as the Sierra Mojada Property). The Company conducts its operations in Mexico through its wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).
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
Operating results for the three-month and six-month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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
Concentration of Risk
The Company maintains its domestic cash and marketable securities in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and US treasury securities, all of which are not FDIC insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $305,040 and $229,094 at April 30, 2008 and October 31, 2007, respectively, are denominated in pesos and are considered uninsured. At April 30, 2008, the Company’s cash balances and marketable securities included $659,817 which was not federally insured.
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,246,568 shares and 19,765,658 shares outstanding at April 30, 2008 and 2007, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the six months ended April 30, 2008 and 2007 were $1,387,676 and $1,243,532, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $14,221,798.
Foreign Operations
The accompanying balance sheet at April 30, 2008 contains Company assets in Mexico, including: $4,633,218 in mineral properties; $1,539,878 (before accumulated depreciation) of property and equipment; $681,157 in value-added tax receivable; and $305,040 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
IVA Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of April 30, 2008, the Company has filed applications with the Mexican authorities to recover approximately $987,000 of IVA taxes paid by its Mexican subsidiaries from 2005 to 2008. The Company has recorded a receivable in the amount of $681,157 as of April 30, 2008 for IVA taxes paid since November 1, 2006. The Company has recorded an allowance on the IVA tax receivable for taxes paid prior to October 31, 2006 as collectability cannot be reasonably estimated. The Company continues to work extensively with Mexican authorities to recover these amounts. In April 2008, the Company received a payment of $23,844 from the Mexican authorities for an unknown tax period and has applied this payment against the IVA receivable. Any subsequent recovery of the taxes paid prior to October 31, 2006 will be booked as reduction to exploration expense.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Marketable Securities
The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. At October 31, 2007, the Company held $7,900,000 of marketable securities in auction rate securities (“ARS”) which are floating rate securities with long-term nominal maturities of 25 to 30 years, but are marketed by financial institutions with maturity and interest rates at 7, 28, and 35 day intervals. In accordance with SFAS No. 115, these auction rate securities were classified as current available-for-sale securities. Marketable securities include investments with maturities greater than six months, but not exceeding twelve months and available for sale auction rate securities.
During the three months ended January 31, 2008, the Company sold all of its auction rates securities for no gain or loss and invested the proceeds in short-term US treasury securities. The Company does not anticipate investing in auction rate securities in the near future given the increased liquidity risk associated with failed auctions for these securities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). . The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations, and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.
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

NOTE 4 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)
As of April 30, 2008, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis
Sierra Mojada	Purchased	5/30/2000	4,767.32	$16,283
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,777,439
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	185,640
Esmeralda	Purchased	3/20/1997	117.50	262,219
La Blanca	Purchased	8/20/2001	33.50	125,916
Fortuna	Claim Filed	12/8/1999	13.96	78,697
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	15,815
Los Ramones	Purchased	4/10/2006	8.60	286
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	95
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada(1)	Claim Filed	1/26/2007	2,900.00	6,261
Alote(1)	Claim Filed	5/17/2007	3,749.00	6,224
Volcan Dolores	Purchased	9/24/2007	10.49	158,343

			19,408.41	$4,633,218

(1)	Title for this concession is pending.
NOTE 5 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at April 30, 2008 and October 31, 2007, respectively:

	April 30,	October 31,
	2008	2007
Mining equipment	$1,080,966	$838,635
Well equipment	38,974	—
Communication equipment	9,092	8,902
Buildings and structures	163,060	153,590
Vehicles	151,070	172,449
Computer equipment and software	185,211	145,167
Office equipment	5,399	8,134

	1,633,772	1,326,877
Less: Accumulated depreciation	(509,982)	(407,457)

	$1,123,790	$919,420

Depreciation expense and write-off of property and equipment for the six months ended April 30, 2008 and 2007 was $119,179 and $44,277 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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
NOTE 7 — COMMON STOCK
During the six-months ended April 30, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share. In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18. The Company also issued 80,400 shares of common stock at an average market price of $2.37 per share to its independent directors for services provided during the quarters ended October 31, 2007, January 31, 2008 and April 30, 2008. The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the quarter ended October 31, 2007.
NOTE 8 — STOCK OPTIONS
The Company has two existing qualified stock option plans. Under the 2006 Stock Option Plan (the “2006 Plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2001 Equity Incentive Plan (the “2001 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock. Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and have a contractual term of 9 to 10 years. Prior to October 31, 2006, most stock option grants were immediately vested at date of grant. Subsequent grants have typically been issued with a graded vesting schedule over approximately 2 to 3 years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan). New shares are issued upon exercise of stock options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future. A summary of the weighted average assumptions used to value stock options for the six months ended April 30, 2008 and 2007 are as follows:

	Six months Ended
	April 30,
Options	2008	2007(1)

Expected volatility	73%	—
Risk-free interest rate	3.4%	—
Dividend yield	—	—
Expected term (in years)	8.05	—

(1)	No options were granted during the six months ended April 30, 2007.
The weighted-average grant-date fair value of options granted during the six months ended April 30, 2008 was $1.62. No options were exercised during the six months ended April 30, 2008. During the six months ended April, 30, 2007, 126,000 options were exercised with a total intrinsic value of $161,280.

NOTE 8 — STOCK OPTIONS (continued)
The following is a summary of stock option activity for the six months ended April 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at October 31, 2007	3,650,000	$2.63
Granted	750,004	2.19
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at April 30, 2008	4,400,004	$2.56	7.61	$115,000

Vested or Expected to Vest at April 30, 2008	4,400,004	$2.56	7.61	$115,000

Exercisable at April 30, 2008	3,533,333	$2.49	7.42	$115,000

The Company has recognized stock-based compensation costs for stock options of $956,863 for the six months ended April 30, 2008. No stock-based compensation was recorded for the six months ended April 30, 2007. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.
Summarized information about stock options outstanding and exercisable at April 30, 2008 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25-1.32	200,000	1.85	$1.29	200,000	$1.29
2.15-2.85	3,950,004	7.80	2.51	3,283,333	2.53
4.30	250,000	9.14	4.30	50,000	4.30

$1.25-4.30	4,400,004	7.61	$2.56	3,533,333	$2.49

A summary of the nonvested shares as of April 30, 2008 and changes during the quarter ended April 30, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at October 31, 2007	400,000	$2.79
Granted	750,004	1.62
Vested	(283,333)	1.56
Forfeited	—	—

Nonvested at April 30, 2008	866,671	$2.18

NOTE 8 — STOCK OPTIONS (continued)
As of April 30, 2008, there was $1,200,849 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.83 years.
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
On April 17, 2008, the Board of Directors granted options to purchase 150,000 shares of common stock under the 2006 Stock Option Plan to a legal consultant in Mexico with an exercise price of $2.25 and an expiration date of ten years. The options vested immediately at date of grant.
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
A summary of warrant activity for the quarter ended April 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at October 31, 2007	14,380,147	$1.44
Issued with private placement	—	—
Issued for services	—	—
Exercised	(381,250)	1.25
Forfeited or expired	(152,333)	1.88

Outstanding at April 30, 2008	13,846,564	$1.44	2.75	$7,310,953

NOTE 9 — WARRANTS (continued)
Summarized information about warrants outstanding and exercisable at April 30, 2008 is as follows:

Warrants Outstanding and Exercisable
		Weighted Ave.
		Remaining	Weighted
	Number	Contractual	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price
$1.25 – $1.75	11,985,169	2.71	$1.25
$2.00 – $2.63	1,361,395	2.74	2.42
$3.40 – $5.00	500,000	3.68	3.40

$1.25 – $5.00	13,846,564	2.75	$1.44

During the six-month period ended April 30, 2008, the Company did not grant any warrants. During the six months ended April, 30, 2007, 381,250 warrants were exercised with a total intrinsic value of $478,438.
During the six-month period ended April 30, 2007, the Company issued warrants for 600,000 common shares for professional services at a weighted average exercise price of $3.27 per share. The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 5%, expected volatility of 80%, and a contractual term of 3 to 5 years.
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

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)
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
The Company’s provision for income taxes of $40,192 for the six months ended April 30, 2008 consists of $40,192 of current foreign income tax provision. There was no federal or state income tax provision for the six months ended April 30, 2008 and 2007.
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
With the adoption of FIN 48, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards. The adoption of FIN 48 did not require a cumulative effect adjustment to beginning retained earnings and there were no material changes to the reserves for unrecognized tax benefits during the quarter ended April 30, 2008.
The reserve for unrecognized tax benefits of $103,000 as of April 30, 2008, if recognized would not have a material effect on the Company’s effective tax rate.
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

NOTE 12 — SEGMENT INFORMATION
The Company operates in one business segment being the exploration of mineral property interests.
Geographic information is approximately as follows:

	April 30,
	April 30,	October 31,
	2008	2007

Identifiable assets
Mexico	$6,305,000	$6,063,000
United States	6,892,000	9,170,000

	$13,197,000	$15,233,000

			Inception to
	For the six months ended		date
	April 30,		April 30,
	2008	2007	2008

Net loss for the period
Mexico	$1,070,000	$980,000	$8,688,000
United States	2,621,000	2,564,000	29,749,000

	$3,691,000	$3,544,000	$38,437,000

NOTE 13 — SUBSEQUENT EVENTS
On June 4, 2008 we issued a warrant to purchase 100,000 shares of common stock to a consultant for financial services at an exercise price of $2.00 per share. The warrant has a two year term and will vest equally over the two year term. The fair value of these warrants was determined to be $81,837 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 2.47%, expected volatility of 73%, and a contractual term of 2 years.

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
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
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
Feasibility Study- Oxide Zinc Mineralization
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
The Company has completed the scoping phase of the feasibility study and has developed a preliminary mine plan. The mine plan anticipates using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining. Currently, the mine plan projects a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17 year mine life. Based upon these production volume and mine life, the Company is working with its engineering firms to develop a more detailed mine plan and concentrator plant study. These studies need to be prepared in greater levels of details so that cost estimates can improve the level of precision required for the definitive feasibility study (plus or minus 10-15%). In May 2008, the Company selected SNC-Lavalin to prepare the detailed concentrator plant study.
The Company continues to evaluate several business plans to exploit the deposit. Two of the models involve construction of a zinc refinery to treat concentrates from Sierra Mojada. The third involves sale of concentrate to existing third party refineries. Management continues to hold discussions with potential concentrate buyers to determine whether a market for Sierra Mojada concentrate exists on terms that are attractive to us and competitive with the refinery options.
Prepare for Test Mine
Pincock, Allen & Holt has strongly recommended a test mining program to confirm the planning mining method and validate the geotechnical data. The first phase of the test mining program is to construct a production decline to the selected test mine area near the center of the resource and constructing initial access development workings to the test area. The second phase would be test mining. The Company has worked with Pincock, Allen and Holt to prepare a Request for Proposal inviting contractors to bid on the test mining project. The Company is awaiting bids from selected outside contractors.
Continued Improvement of the Sierra Mojada Infrastructure
The Company is continuously improving its general business capabilities in Mexico so that it is capable of performing the ramp up in activity required by our business objectives. During 2008, the Company has made several improvements to the Sierra Mojada infrastructure including:
•
The company purchased 1 additional drill and has hired and trained additional personnel to operate this equipment. The additional diamond drilling capabilities not only eliminated dependence on outside contractors, but also increased our ability to quickly respond to any additional drilling requirements for the feasibility study and has allowed for continued exploration of the Silver Polymetallic Manto.

•
An onsite sample laboratory was completed at Sierra Mojada and is being used to get immediate feedback on drilling results and reduce outside sampling and assaying costs. All samples that will be incorporated in mineral resource models will be assayed in duplicate by the outside laboratory.

•	A water pipeline was completed to provide water for increased drilling activities, accommodate test mining and reduce our water costs.
Exploration of Silver Polymetallic Manto
Although the Company’s primary focus is to complete the bankable feasibility on the oxide zinc mineralization in the Sierra Mojada concessions, the Company continues to explore and evaluate the Silver Polymetallic Manto which is located north and adjacent of the oxide zinc mineralization. The purpose of this work is to evaluate the mineralization potential of the Silver Polymetallic Manto and to determine whether mining of both mineral systems can be conducted. During the quarter ended April 30, 2008, a total of 3,378.7 meters of diamond drilling was completed in various areas of the property, mostly in pursuit of silver polymetallic targets. In May, 2008, 1,934.6 meters of additional drilling was completed. We expect that the rate of drilling will increase through the year. As disclosed in a press release dated April 24, 2008, the Company recently collected enough sample data to prepare an initial evaluation of silver and copper content in part of the Silver Polymetallic Manto. A total of 8,766 meters of diamond drill, percussion drill, and channel samples, within this sample block, were used to calculate a weighted average grade of 145 grams silver per tonne and 0.20% copper. The Company plans to continue to evaluate the Silver Polymetallic Manto using our 4 diamond drills, 3 percussion drills, channel sampling and geologic mapping. The continuing evaluation is intended to increase sample density and expand the core area. The Company is also in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of silver and copper as well as associated lead and zinc.
Other
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
Results of Operation
Three Months Ended April 30, 2008
For the quarter ended April 30, 2008, the Company experienced a consolidated net loss of $1,679,000 or $0.04 per share, compared to a consolidated net loss of $1,310,000, or $0.04 per share during the comparable period in the previous year. The $369,000 increase in consolidated net loss is primarily due to a $702,000 increase in general and administrative costs and a $107,000 increase in exploration and property holding costs. These costs increases were partially mitigated by a $482,000 gain on foreign currency translation.
Exploration and property holding costs
Exploration and property holding costs increased to $800,000 for the quarter ended April 30, 2008 compared to $693,000 for the comparable period last year. This increase was primarily due to additional drilling and exploration costs associated with the operation of two new drills which were purchased near the beginning of fiscal year. The Company currently is operating four drills with two eight-hour shifts per drill. The Company completed the geotechnical drilling for the feasibility study on the oxide zinc mineralization during the first quarter and is now focused on continued exploration of silver polymetallic mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses increased to $1,389,000 for the quarter ended April 30, 2008 as compared to $687,000 for the comparable period last year. The $702,000 increase in general and administrative expenses was primarily due to an increase in stock based compensation associated with graded vesting of options issued to officers, directors, and consultants. Stock based compensation for options granted with a graded vesting schedule are recognized pro-rata over the vesting period.
Salaries and payroll expense increased $303,000 from the comparable period in 2007 due to higher stock based compensation for stock options granted to officers and key employees. During 2007, the Company did not record any stock based compensation for stock options whereas during 2008, the Company recorded stock based compensation of $230,000 for stock options granted with the graded vesting.

Professional fees increased $248,000 from the comparable period in 2007 primarily due to stock based compensation of $237,000 for stock options granted to our Mexican legal consultant for services performed. The options vested immediately.
Directors’ fees also increased $92,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. Approximately $75,000 of this increase is attributable to stock based compensation for options to purchase 150,000 shares issued in October 2007 with a graded vesting period of 2 years. The Company added a third independent director in October 2007 to further strengthen its board of directors and to meet the requirements set forth by the American Stock Exchange.
Other Income (Expense)
Other Income (Expense) increased $445,000 from the comparable period in 2007 primarily due a $482,000 foreign currency translation gain on intercompany loans to its Mexican subsidiaries As of April 30, 2008, the Company had an intercompany receivable of $15.5 million dollars which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.
Six Months Ended April 30, 2008
For the six months ended April 30, 2008, the Company experienced a consolidated net loss of $3,691,000 or $0.09 per share, compared to a consolidated net loss of $3,544,000, or $0.10 per share during the comparable period in the previous year. The $147,000 increase in consolidated net loss is primarily due to a $214,000 increase in exploration and property holding costs and a $201,000 increase in general and administrative costs. These costs increases were partially mitigated by a $326,000 gain on foreign currency translation.
Exploration and property holding costs
Exploration and property holding costs increased to $1,494,000 for the six months ended April 30, 2008 compared to $1,280,000 for the comparable period last year. This increase was primarily due to additional drilling and exploration costs associated with the operation of two new drills which were purchased near the beginning of the fiscal year. The Company currently is operating four drills with two eight-hour shifts per drill. Earlier this fiscal year, the Company completed a majority of the geotechnical drilling for the feasibility on the oxide zinc mineralization and is now primarily focused on continued exploration of silver mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses increased to $2,605,000 for the six months ended April 30, 2008 as compared to $2,404,000 for the comparable period last year. The $201,000 increase in general and an administrative expense was primarily due to increased costs in salaries and payroll expenses and directors fees and was partially mitigated by lower professional fees. Stock based compensation for options and warrants accounted for a significant part of general and administrative expenses and were a primary factor for several of the fluctuations described below.
Salaries and payroll expense increased $776,000 from the comparable period in 2007 due to higher stock based compensation for stock options and restricted stock grants. During 2007, the Company did not record any stock based compensation for stock options whereas during 2008, the Company recorded stock based compensation of $568,000 for stock-based compensation associated with the graded vesting of stock options granted to officers and key employees. Also, during 2008, the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000.
Professional fees decreased $785,000 from the comparable six month period in 2007 due to lower stock based compensation associated with options/warrants issued to officers, directors, and financial consultants. During 2007, the Company recognized stock based compensation of $1,094,000 under professional fees for 600,000 warrants issued to financial consultants. During 2008, the Company recognized stock based compensation of $237,000 for 150,000 stock options granted to our Mexican legal consultant.

Directors’ fees also increased $175,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. Approximately $152,000 of this increase is attributable to stock based compensation for options to purchase 150,000 shares issued in October 2007 with a graded vesting period of 2 years. The Company added a third independent director to further strengthen its board of directors and to meet the requirements set forth by the American Stock Exchange.
Other Income (Expense)
Other Income (Expense) increased $307,000 from the comparable period in 2007 primarily due to a $326,000 foreign currency translation gain on intercompany loans to its Mexican subsidiaries. As of April 30, 2008, the Company had an intercompany receivable of $15.5 million dollars which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.
Liquidity and Capital Resources
The Company financed its obligations during the six months ended April 30, 2008 from cash on hand. At April 30, 2008, the Company’s cash, cash equivalents and marketable securities decreased $2,880,000 as compared to the year ended October 31, 2007. During the six-month period, the Company used $3,043,000 in operating activities, principally in connection with maintaining the property, continuation of exploration drilling program and continued work on the feasibility study. The Company spent $300,000 on capital expenditures and received $477,000 of cash proceeds from exercise of warrants during the period.
As of April 30, 2008, the Company’s cash, cash equivalents and marketable securities, was $6,454,000.
The Company is in the detailed engineering phase of completing the bankable feasibility study and currently estimates that it will cost about $3.4 million of outside consulting costs to complete the feasibility study. The Company anticipates that portions of study that relate to the detailed mine and concentrator plant will be completed by the end of our fiscal year and that the final study documents are scheduled to be completed in December 2008. Following successful completion of the feasibilty study, the Company expects to incur additional costs of $600,000 related thereto. Also following completion of the study, the Company will then proceed to secure financing for the construction of a mine, concentration plant and related infrastructure pursuant to the detailed plans in the bankable feasibility report. The Company intends to finance construction costs by seeking a combination of equity and debt. In addition the Company may seek joint venture partners or other alternative financing sources as necessary to complete development of the project.
The Company’s current operating expenses, exclusive of feasibility study costs and non-cash items such as depreciation and stock based compensation total approximately $380,000 per month. The Company will continue to monitor timing and cost of feasibility study and adjust our programs and expenditures accordingly to ensure we have sufficient cash to complete the feasibility study. However, the Company may pursue additional financing in the future to allow for continued exploration of the silver mineralization north of the Sierra Mojada fault, to fund some preliminary mine development, and to maintain adequate working capital during future periods. There can be no assurance that additional funding will be available on reasonable terms, if at all.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). . The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations, and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.
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
Foreign Currency Translation
While the Company’s functional currency is the U.S. dollar, the local currency is the functional currency of the Company’s wholly-owned Mexican subsidiaries. The assets and liabilities relating to Mexican operations are exposed to exchange rate fluctuations. The Company has adopted Financial Accounting Standard No. 52. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations. Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.
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

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). The expected term of the options is based upon evaluation of historical and expected future exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is based upon historical volatility of the Company’s stock. The Company has not historically issued any dividends and it does not expect to in the future. The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.
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
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of April 30, 2008, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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
ITEM 4T. CONTROLS AND PROCEDURES
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
The Company’s management, primarily the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of April 30, 2008. Based upon that review and evaluation, these officers concluded that our disclosure controls and procedures were effective as of April 30, 2008.
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
The Company implemented changes in internal controls over financial reporting described below during the first quarter of 2008 and has performed additional analysis and reviews in connection with the preparation of the financial statements and disclosures in Form 10-Q for the last two fiscal quarters. Based upon the review of the controls implemented and additional analysis performed, management believe these controls have operated for a sufficient amount of time to conclude that our internal controls over financial reporting were effective as of April 30, 2008.

(b) Changes In Internal Controls Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Earlier this fiscal year, the Company implemented additional policies and procedures to improve the financial close process, including process improvements related to foreign currency translations. In addition, we engaged an external accounting firm to assist us with our review of financial information to ensure that the consolidated financial statements are prepared in accordance with GAAP prior to subjecting them to audit or review by our independent public accounting firm. We believe these actions have remediated the material weakness described above and have operated for a sufficient period of time for management to conclude that these controls are operating effectively.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There were no material changes from the risk factors as previously discussed in our Form 10-KSB for the year ended October 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS
Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the second fiscal quarter and as of June 4, 2008, excluding transactions that were previously reported in our Form 10-Q or a Form 8-K.
On April 17, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted our Mexican legal counsel 150,000 options to purchase shares of the Company’s Common Stock with the option being exercisable at $2.25 per share until April 17, 2018. The options were issued in consideration for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On April 30, 2008 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors. These shares were issued in consideration for services. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On June 4, 2008 we issued a warrant to a consultant to purchase 100,000 shares of Company common stock exercisable at $2.00 per share. The warrant is exercisable until June 3, 2010 and the underlying shares vest over a two year term. The warrant was issued in consideration for business consulting and promotional services rendered to the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration were paid in connection with this issuance.
Item 3. DEFAULT UPON SENIOR SECURITES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
As reported on Form 8-K filed April 18, 2008, the Company reported that its shareholders voted at the annual shareholder meeting to re-elect the five members of our board of directors and to ratify and approve Hein & Associates, LP as our independent registered public accounting firm.
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

METALLINE MINING COMPANY
Date: June 16, 2008	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: June 16, 2008	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.