Form 10-Q
period 2008-07-31
METALLINE MINING CO
filed 2008-09-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2008.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 29, 2008, there were 39,677,027 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2008 and October 31, 2007	2

Consolidated Statements of Operations for the three and nine months ended July 31, 2008 and July 31, 2007 and for the period from inception (November 8, 1993) to July 31, 2008	3

Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and July 31, 2007, and for the period from inception (November 8, 1993) to July 31, 2008	4-5

Condensed Notes to Consolidated Financial Statements	6-16

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,082,319	$1,434,487
Marketable securities	—	7,900,000
Value-added tax receivable	917,866	401,341
Other receivables	26,725	23,993
Prepaid expenses	40,658	17,827

Total Current Assets	5,067,568	9,777,648

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	4,839,743	4,536,111

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $587,680 and 407,457, respectively (Note 5)	1,627,585	919,420

TOTAL ASSETS	$11,534,896	$15,233,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$343,892	$84,634
Accounts payable — related parties (Note 7)	—	68,460
Income tax payable	56,058	55,331
Accrued liabilities and expenses	239,958	92,133
Other liabilities	82,701	100,766

Total Current Liabilities	722,609	401,324

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY (Note 7)
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,677,027 and 39,144,977 shares issued and outstanding, respectively	396,770	391,450
Additional paid-in capital	51,352,635	49,273,440
Deficit accumulated during exploration stage	(40,247,885)	(34,746,393)
Other comprehensive loss	(689,233)	(86,642)

Total Stockholders’ Equity	10,812,287	14,831,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,534,896	$15,233,179

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 8,
					1993
					(Inception)
	Three months ended		Nine months ended		to
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008

REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	927,369	963,245	2,315,044	2,100,838	15,149,167
Depreciation and asset write-off	50,092	40,874	156,295	183,520	639,618

TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	977,461	1,004,119	2,471,339	2,284,358	15,788,785

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	467,434	266,733	1,574,977	598,745	11,401,459
Office and administrative expenses	91,550	86,769	380,662	346,158	2,371,895
Professional services	816,083	491,841	1,687,914	2,148,564	9,637,365
Directors fees	143,205	76,920	467,127	225,720	2,742,458
Depreciation	5,671	11,112	18,647	18,682	194,034

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,523,943	933,375	4,129,327	3,337,869	26,347,211

LOSS FROM OPERATIONS	(2,501,404)	(1,937,494)	(6,600,666)	(5,622,227)	(42,135,996)

OTHER INCOME (EXPENSES)
Interest and investment income	16,932	172,112	139,285	309,893	824,249
Foreign currency transaction gain	697,637	—	1,023,511	—	1,121,518
Miscellaneous ore sales, net of expenses	—	—	—	—	134,242
VAT tax refunds	—	—	—	—	132,660
Miscellaneous income	—	—	17	2,814	82,352
Interest and financing expense	—	—	—	—	(289,230)

TOTAL OTHER INCOME (EXPENSE)	714,569	172,112	1,162,813	312,707	2,005,791

LOSS BEFORE INCOME TAXES	(1,786,835)	(1,765,382)	(5,437,853)	(5,309,520)	(40,130,205)

INCOME TAXES	23,447	—	63,639	—	117,680

NET LOSS	$(1,810,282)	$(1,765,382)	$(5,501,492)	$(5,309,520)	$(40,247,885)

OTHER COMPREHENSIVE LOSS — Foreign Currency translation adjustments	(404,143)	—	(602,591)	—	(689,233)

COMPREHENSIVE LOSS	$(2,214,425)	$(1,765,382)	$(6,104,083)	$(5,309,520)	$(40,937,118)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.05)	$(0.14)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,644,979	37,720,244	39,551,259	34,953,913

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 8,
	Nine months ended		1993 (Inception)
	July 31,		to July 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,501,492)	$(5,309,520)	$(40,247,885)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	175,071	202,202	835,790
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	(1,004,633)	—	(1,102,641)
Common stock issued for services	—	211,559	1,237,047
Common stock issued for compensation	82,840	—	1,059,946
Stock options issued for compensation	1,263,425	79,229	6,057,614
Common stock issued for directors fees	231,000	244,260	537,180
Stock options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	30,689	1,094,950	1,883,409
(Increase) decrease in:
Accounts receivable	—	35,934	—
Value added tax receivable	(462,436)	(313,425)	(855,671)
Other receivables	(1,234)	(37,794)	(24,906)
Prepaid expenses	(22,467)	(11,812)	(40,255)
Increase (decrease) in:
Accounts payable	259,075	(213,230)	343,577
Accounts payable — related parties	(68,460)	(63,540)	—
Income tax payable	(2,811)	—	51,403
Accrued liabilities and expenses	134,771	(60,792)	226,585
Other liabilities	(23,431)	(10,000)	75,300

Net cash used by operating activities	(4,910,093)	(4,151,979)	(26,718,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(15,200,000)	(21,609,447)
Proceeds from investment sales	7,900,000	12,225,000	21,609,447
Equipment purchases	(788,249)	(298,103)	(2,325,086)
Mining property acquisitions	—	(27,708)	(4,632,037)

Net cash provided by (used by) investing activities	7,111,751	(3,300,811)	(6,957,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	5,671,893	33,379,207
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	476,563	2,172,188	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)

Net cash provided by financing activities:	476,563	7,844,081	37,791,280

Effect of exchange rates on cash	(30,389)	(27,459)	(33,319)

Net increase in cash and cash equivalents	2,647,832	363,832	4,082,319
Cash and cash equivalents beginning of period	1,434,487	689,994	—

Cash and cash equivalents end of period	$4,082,319	$1,053,826	$4,082,319

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			Period from
			November 8,
	Nine months ended		1993 (Inception)
	July 31,		to July 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$66,655	$—	$66,655
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$59,220	$59,220
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
Operating results for the three-month and nine-month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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
Concentration of Risk
The Company maintains its domestic cash and marketable securities in two commercial depository accounts. One of these accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000. The other account consists of money market funds, certificates of deposit and US treasury securities, all of which are not FDIC insured. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $297,877 and $229,094 at July 31, 2008 and October 31, 2007, respectively, are denominated in pesos and are considered uninsured. At July 31, 2008, the Company’s cash balances and marketable securities included $834,395 which was not federally insured.
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,346,568 shares and 18,340,408 shares outstanding at July 31, 2008 and 2007, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the nine months ended July 31, 2008 and 2007 were $2,315,044 and $2,100,838, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $15,149,167.
Foreign Operations
The accompanying balance sheet at July 31, 2008 contains Company assets in Mexico, including: $4,839,743 in mineral properties; $2,119,997 (before accumulated depreciation) of property and equipment; $917,866 in value-added tax receivable; and $297,877 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
IVA Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of July 31, 2008, the Company has filed applications with the Mexican authorities to recover approximately $1,223,000 of IVA taxes paid by its Mexican subsidiaries from 2005 to 2008. The Company has recorded a receivable in the amount of $917,866 as of July 31, 2008 for IVA taxes paid since November 1, 2006. The Company has recorded an allowance on the IVA tax receivable for taxes paid prior to October 31, 2006 as collectability cannot be reasonably estimated. The Company continues to work extensively with Mexican authorities to recover these amounts. In April 2008, the Company received a payment of $23,844 from the Mexican authorities for an unknown tax period and has applied this payment against the IVA receivable. Any subsequent recovery of the taxes paid prior to October 31, 2006 will be recorded as reduction to exploration expense.

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
During the three months ended January 31, 2008, the Company sold all of its auction rate securities for no gain or loss and invested the proceeds in short-term US treasury securities. The Company does not anticipate investing in auction rate securities in the near future given the increased liquidity risk associated with failed auctions for these securities.
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
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company does not expect SFAS 163 will have a material impact on its financial position, results of operations, and cash flows.

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
As of July 31, 2008, the Company owns the following mining concessions in the Sierra Mojada District:

	Acquisition
Concession	Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$17,009
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,945,818
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	193,915
Esmeralda	Purchased	3/20/1997	117.50	273,907
La Blanca	Purchased	8/20/2001	33.50	131,528
Fortuna	Claim Filed	12/8/1999	13.96	82,205
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	16,520
Los Ramones	Purchased	4/10/2006	8.60	299
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	100
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada	Claim Filed	1/26/2007	2,900.00	6,540
Alote(1)	Claim Filed	5/17/2007	3,749.00	6,501
Volcan Dolores	Purchased	9/24/2007	10.49	165,401

			19,408.41	$4,839,743

(1)	Title for this concession is pending.

NOTE 5 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at July 31, 2008 and October 31, 2007, respectively:

	July 31,	October 31,
	2008	2007
Mining equipment	$1,609,111	$838,635
Well equipment	40,711	—
Communication equipment	9,497	8,902
Buildings and structures	170,328	153,590
Vehicles	156,934	172,449
Computer equipment and software	192,511	145,167
Office equipment	13,342	8,134
Assets under construction	22,831	—

	2,215,265	1,326,877
Less: Accumulated depreciation	(587,680)	(407,457)

	$1,627,585	$919,420

Depreciation expense and write-off of property and equipment for the nine months ended July 31, 2008 and 2007 was $174,942 and $202,202 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.
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
NOTE 7 — COMMON STOCK
During the nine-months ended July 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share. In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18. The Company also issued 112,800 shares of common stock at an average market price of $2.05 per share to its independent directors for services provided during the 4th quarter of 2007 and for the three quarters in the nine months ended July 31, 2008. The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the quarter ended October 31, 2007.

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future. A summary of the weighted average assumptions used to value stock options for the nine months ended July 31, 2008 and 2007 are as follows:

	Nine months ended
	July 31,
Options	2008	2007

Expected volatility	73%	75%
Risk-free interest rate	3.4%	5.1%
Dividend yield	—	—
Expected term (in years)	8.05	8.70
The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2008 was $1.62. No options were exercised during the nine months ended July 31, 2008. During the nine months ended April, 30, 2007, 126,000 options were exercised with a total intrinsic value of $161,280.
The following is a summary of stock option activity for the nine months ended July 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at October 31, 2007	3,650,000	$2.63
Granted	750,004	2.19
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at July 31, 2008	4,400,004	$2.56	7.36	$—

Vested or Expected to Vest at July 31, 2008	4,400,004	$2.56	7.36	$—

Exercisable at July 31, 2008	3,533,333	$2.49	7.17	$—

NOTE 8 — STOCK OPTIONS (continued)
The Company recognized stock-based compensation costs for stock options of $1,263,425 and $79,229 for the nine months ended July 31, 2008 and 2007, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.
Summarized information about stock options outstanding and exercisable at July 31, 2008 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.25-1.32	200,000	1.60	$1.29	200,000	$1.29
2.15-2.85	3,950,004	7.55	2.51	3,283,333	2.53
4.30	250,000	8.89	4.30	50,000	4.30

$1.25-4.30	4,400,004	7.36	$2.56	3,533,333	$2.49

A summary of the nonvested shares as of July 31, 2008 and changes during the nine months ended July 31, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at October 31, 2007	400,000	$2.79
Granted	750,004	1.62
Vested	(283,333)	1.56
Forfeited	—	—

Nonvested at July 31, 2008	866,671	$2.18

As of July 31, 2008, there was $945,436 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.56 years.
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

NOTE 9 — WARRANTS
The Company may issue warrants to investors in connection with private placements of Company Stock or for financial services in connection with private placements or investor relations. Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.
A summary of warrant activity for the nine months ended July 31, 2008 is as follows

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at October 31, 2007	14,380,147	$1.44
Issued with private placement	—	—
Issued for services	100,000	2.00
Exercised	(381,250)	1.25
Forfeited or expired	(152,333)	1.88

Outstanding at July 31, 2008	13,946,564	$1.45	2.49	$—

Summarized information about warrants outstanding and exercisable at July 31, 2008 is as follows:

Warrants Outstanding and Exercisable
		Weighted Ave.
		Remaining	Weighted
	Number	Contractual	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price

$1.25 - $1.75	11,985,169	2.46	$1.25
$2.00 - $2.63	1,461,395	2.44	2.39
$3.40 - $5.00	500,000	3.43	3.40

$1.25 - $5.00	13,946,564	2.49	$1.45

On June 4, 2008 the Company issued a warrant to purchase 100,000 shares of common stock to a consultant for financial services at an exercise price of $2.00 per share. The warrant has a two year term and will vest equally over the two year term. The fair value of these warrants was determined to be $81,837 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 2.47%, expected volatility of 73%, dividend yield of 0%, and a contractual term of 2 years.
During the nine months ended July 31, 2008, warrants for 381,250 shares were exercised at an average price of $1.25 per share for total cash proceeds of $476,563. The warrants had a total intrinsic value of $478,438 at date of exercise.
During the nine-month period ended July 31, 2007, the Company issued warrants for 600,000 common shares for professional services at a weighted average exercise price of $3.27 per share. The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes-Merton pricing model using risk free interest rate of 5%, expected volatility of 80%, dividend yield of 0%, and a contractual term of 3 to 5 years.

NOTE 9 — WARRANTS (continued)
During the nine months ended July 31, 2007, warrants for 1,736,500 shares were exercised at an average price of $1.25 per share for total cash proceeds of $2,172,188. The warrants had a total intrinsic value of $4,980,410 at date of exercise.
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
The Company’s provision for income taxes of $63,639 for the nine months ended July 31, 2008 consists of $63,639 of current foreign income tax provision. There was no federal or state income tax provision for the nine months ended July 31, 2008 and 2007.

NOTE 11 — INCOME TAXES (continued)
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
With the adoption of FIN 48, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards. The adoption of FIN 48 did not require a cumulative effect adjustment to beginning retained earnings and there were no material changes to the reserves for unrecognized tax benefits during the quarter ended July 31, 2008.
The reserve for unrecognized tax benefits of $103,000 as of July 31, 2008, if recognized would not have a material effect on the Company’s effective tax rate.
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
NOTE 12 — SEGMENT INFORMATION
The Company operates in one business segment being the exploration of mineral property interests.
Geographic information is approximately as follows:

	July 31,	October 31,
	2008	2007
Identifiable assets
Mexico	$7,675,000	$6,063,000
United States	3,860,000	9,170,000

	$11,535,000	$15,233,000

			November 8,
			1993 (Inception)
	For the nine months ended		to
	July 31,		July 31,
	2008	2007	2008
Net loss for the period
Mexico	$1,343,000	$2,071,000	$8,962,000
United States	4,158,000	3,239,000	31,286,000

	$5,501,000	$5,310,000	$40,248,000

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
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
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
Feasibility Study- Oxide Zinc Mineralization
As stated under “General Development of the Business” in PART 1 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, the primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the Oxide Zinc Mineralization in our Sierra Mojada concessions. This task consists in part of performing the required technical tasks and in part of properly documenting, in accordance with generally accepted engineering guidelines, (i) norms, and procedures; (ii) the manner in which the tasks were performed; and (iii) the results of the ensuing analysis. Much of this work is iterative in nature and results of one task often requires modification of the work in some other task, and resulting modifications in the documentation of all impacted tasks. The final feasibility study becomes a summary document that reflects the important conclusion of detailed reports on the various technical tasks. For the format that we are using the detailed studies are termed Complimentary Reports. The Complimentary Reports include reports on : (i) the geology of the Sierra Mojada area and the methods used to evaluate the mineralization; (ii) the resource model that provides an estimate of the size and grade of the mineralized volume, including a detailed discussion of the geostatistical methods used to create the estimate; (iii) the geotechnical results including a detailed discussion of how the geotechnical data were acquired and how they are interpreted; and (iv) a hydrology report on the water supply for the area.

During 2008, the Company completed an initial scoping phase of the feasibility study and developed a preliminary mine plan based upon the Company’s initial resource model. The preliminary mine plan anticipated using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining. The preliminary mine plan projected a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17 year mine life. Shortly after developing the preliminary mine plan, the Company started working with its engineering firms to develop a more detailed mine plan and concentrator plant study. In May 2008, the Company selected SNC-Lavalin to prepare the detailed concentrator plant study. While working on the detailed mine plan and concentrator plant studies, the Company contracted with Pincock, Allen, & Holt to complete a new resource model based upon latest drilling results and a suite of silver analysis that were not available when the previous resource model was developed.
In July 2008, the Company announced that Pincock, Allen, and Holt had completed a new resource model on the Oxide Zinc mineralization that more than doubled the estimated amount of zinc present in the deposit. The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization. The new resource model required the Company to take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors. Open pit mining is possibly effective on a deposit of this size and geometry and would remove the production rate constraints that are inherent in the underground mining scenario that was previously considered. The Company has completed a first pass evaluation of open pit mining of the new resource model and has determined that mining and processing rates might be as much as five times greater than the underground mining method and would result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.
Furthermore, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault. This mineralization would be mined during stripping to access the Oxide Zinc Mineralization. The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places, to create a comprehensive resource model for this mineralization. The Company’s current drilling efforts are primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a resource model.
The Silver Polymetallic Mineralization is predominantly sulfide in nature and would require a different processing plant to recover the contained metals. The Company needs to gain a complete understanding of the size, grade and metallurgical character of this potentially large silver-rich mineralization in order to understand the impact on the economics of mining the Oxide Zinc Mineralization by open pit. If the Silver Polymetallic Mineralization can be exploited in the course of developing the Oxide Zinc Mineralization, there is potentially an additional, very positive, economic impact on the overall project.
Accordingly, the Company has suspended the mine plan and concentrator portions of the feasibility study to evaluate a much larger scale operation in order to exploit both the Silver Polymetallic mineralization and the now much larger Oxide Zinc mineralization.
Test Mining
Pincock, Allen & Holt recommended a test mining program to confirm certain mining assumptions and validate the geotechnical data associated with the initial underground mining method. The Company worked with Pincock, Allen and Holt to prepare a Request for Proposal and obtain bids from outside contractors on the test mining project. While evaluating bids on the test mining project, the Company completed the new resource model and has decided to further evaluate an open pit mining method. Since underground mining may not be conducted, the planned test mining program is being suspended until the open pit possibility is determined.

Continued Improvement of the Sierra Mojada Infrastructure
The Company is continuously improving its general business capabilities in Mexico so that it is capable of performing the ramp up in activity required by our business objectives. During 2008, the Company has made several improvements to the Sierra Mojada infrastructure including:
•
The Company purchased one additional drill and has hired and trained additional personnel to operate this equipment. The additional diamond drilling capabilities not only eliminated dependence on outside contractors, but also increased our ability to quickly respond to any additional drilling requirements for the feasibility study and has allowed for continued exploration of the Silver Polymetallic Mineralization.

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
Exploration of Silver Polymetallic Mineralization
The Company continues to explore and evaluate the Silver Polymetallic Mineralization which is located north and adjacent of the Oxide Zinc Mineralization. The purpose of this work is to evaluate the mineralization potential of the Silver Polymetallic Mineralization and to determine whether mining of both mineral systems can be conducted. During the quarter ended April 30, 2008, a total of 3,378.7 meters of diamond drilling was completed in various areas of the property, mostly in pursuit of Silver Polymetallic targets. In May, 2008, 1,934.6 meters of additional drilling was completed. We expect that the rate of drilling will increase through the year. As disclosed in a press release dated April 24, 2008, the Company recently collected enough sample data to prepare an initial evaluation of silver and copper content in part of the Silver Polymetallic Mineralization. A total of 8,766 meters of diamond drill, percussion drill, and channel samples, within this sample block, were used to calculate a weighted average grade of 145 grams silver per tonne and 0.20% copper.
As discussed above, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault. This mineralization would be mined during stripping to access the Oxide Zinc Mineralization. The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places to create a comprehensive resource model for this mineralization. The Company’s plans to continue to evaluate the Silver Polymetallic Mineralization using our five diamond drills, three percussion drills, channel sampling and geologic mapping. The continuing evaluation is intended to increase sample density and expand the core area. The Company is also in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of the Silver Polymetallic Mineralization.
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

Results of Operation
Three Months Ended July 31, 2008
For the quarter ended July 31, 2008, the Company experienced a consolidated net loss of $1,810,000 or $0.05 per share, compared to a consolidated net loss of $1,765,000, or $0.05 per share for the comparable period last year. The $45,000 increase in consolidated net loss is primarily due to a $591,000 increase in general and administrative costs and a $155,000 decrease in interest and investment income. These costs increases were partially mitigated by a $698,000 gain on foreign currency translation.
Exploration and property holding costs
Exploration and property holding costs decreased slightly to $977,000 for the quarter ended July 31, 2008 compared to $1,004,000 for the comparable period last year. The decrease was primarily due to a decrease in contract drilling costs. During 2007, the Company incurred approximately $223,000 of contract drilling costs to drill several water wells in connection with the water development portion of its feasibility study. This cost decrease was offset by higher internal drilling and exploration costs associated with the operation of three new drills. The Company currently is operating five drills with two eight-hour shifts per drill and is focused on in-fill drilling of the Oxide Zinc Mineralization and continued exploration of Silver Polymetallic mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses increased to $1,524,000 for the quarter ended July 31, 2008 as compared to $933,000 for the comparable period last year. The $591,000 increase in general and administrative expenses was primarily due to higher professional fees related to the feasibility study and higher stock based compensation for options/warrants granted to officers, key employees, and consultants.
Salaries and payroll expense increased $200,000 from the comparable period in 2007 primarily due to an increase in stock based compensation for stock options granted to officers and key employees. Stock based compensation increased to $231,000 for the quarter ended July 31, 2008 as compared to $102,000 for the comparable period last year due to the additional pro-rata compensation associated with options to purchase 600,000 shares granted in January 2008. Stock based compensation for these options will be recognized pro-rata over the 2 to 3 year vesting period.
Professional fees increased $324,000 from the comparable period in 2007 primarily due to a $436,000 increase in engineering and consulting costs associated with the Company’s feasibility study. This increase in feasibility study costs was partially mitigated by lower financial consulting costs. During 2007, the Company recorded stock based compensation of $207,000 for restricted shares issued to a financial consultant.
Directors’ fees also increased $66,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. Approximately $75,000 of this increase is attributable to pro-rata stock based compensation for options to purchase 150,000 shares granted in October 2007 with a graded vesting period of 2 years. The Company added a third independent director in October 2007 to further strengthen its board of directors and to meet the requirements set forth by the American Stock Exchange.
Other Income (Expense)
Other Income (Expense) increased $543,000 from the comparable period in 2007 primarily due a $698,000 foreign currency translation gain on intercompany loans to its Mexican subsidiaries. As of July 31, 2008, the Company had an intercompany receivable of $16.9 million dollars which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso. This gain was offset by a $155,000 decline in interest income. Lower average investment balances combined with lower investment yields from US treasury securities contributed to the lower interest and investment income.

Nine months ended July 31, 2008
For the nine months ended July 31, 2008, the Company experienced a consolidated net loss of $5,501,000 or $0.14 per share, compared to a consolidated net loss of $5,310,000, or $0.15 per share during the comparable period last year. The $191,000 increase in consolidated net loss is primarily due to a $187,000 increase in exploration and property holding costs and a $791,000 increase in general and administrative costs. These costs increases were partially mitigated by a $1,024,000 gain on foreign currency translation.
Exploration and property holding costs
Exploration and property holding costs increased to $2,471,000 for the nine months ended July 31, 2008 compared to $2,284,000 for the comparable period last year. This increase was primarily due to additional drilling and exploration costs associated with the operation of three new drills; two which were purchased near the beginning of the fiscal year and a third which was purchased in June 2008. The Company currently is operating five drills with two eight-hour shifts per drill and is focused on in-fill drilling of the Oxide Zinc Mineralization and continued exploration of Silver Polymetallic mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses increased to $4,129,000 for the nine months ended July 31, 2008 as compared to $3,338,000 for the comparable period last year. The $791,000 increase in general and administrative expenses was primarily due to increased costs in salaries and payroll expenses and directors fees and was partially mitigated by lower professional fees. Stock based compensation for options and warrants accounted for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.
Salaries and payroll expense increased $976,000 from the comparable period in 2007 due to higher stock based compensation for stock options and restricted stock grants. During 2007, the Company recorded $102,000 of stock based compensation for stock options whereas during 2008, the Company recorded stock based compensation of $798,000 for stock-based compensation associated with the graded vesting of stock options granted to officers and key employees. Also, during 2008, the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000.
Professional fees decreased $461,000 from the comparable period in 2007 due to lower stock based compensation associated with options/warrants issued to professional consultants. During 2007, the Company recognized stock based compensation of $1,094,000 under professional fees for 600,000 warrants issued to financial consultants. During 2008, the Company recognized stock based compensation of $237,000 for 150,000 stock options granted to our Mexican legal consultant. The increase in feasibility study costs during the third quarter also offset some of the decline in stock based compensation.
Directors’ fees also increased $241,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. Approximately $228,000 of this increase is attributable to stock based compensation for options to purchase 150,000 shares granted in October 2007 with a graded vesting period of 2 years. The Company added a third independent director to further strengthen its board of directors and to meet the requirements set forth by the American Stock Exchange.
Other Income (Expense)
Other Income (Expense) increased $850,000 from the comparable period in 2007 primarily due to a $1,024,000 foreign currency translation gain on intercompany loans to its Mexican subsidiaries. As of July 31, 2008, the Company had an intercompany receivable of $16.9 million dollars which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso. Interest income was $171,000 lower in 2008 as compared to 2007 due to lower average investment balances and lower investment yields.

Liquidity and Capital Resources
The Company financed its obligations during the nine months ended July 31, 2008 from cash on hand. At July 31, 2008, the Company’s cash, cash equivalents and marketable securities decreased $5,252,000 as compared to the year ended October 31, 2007. During the nine-month period, the Company used $4,910,000 in operating activities, principally in connection with maintaining the property, continuation of exploration drilling program and continued work on the feasibility study. The Company spent $788,000 on capital expenditures and received $477,000 of cash proceeds from exercise of warrants during the period.
As of July 31, 2008, the Company’s cash and cash equivalents was $4,082,000.
As discussed above, the Company was in detailed engineering phase of the bankable feasibility study and was working on a detailed mine plan and concentrator plant, when a new resource model was developed by Pincock, Allen & Holt that significantly increased the estimated size and mineral content of the Oxide Zinc Mineralization. The new resource model required the Company to take a fresh look at optimum mine size, mining methods, and other economic and engineering factors. The Company has completed an initial evaluation of open pit mining method and it appears that an open pit mining method may be more efficient and profitable. Accordingly, the Company has suspended work on the underground mine plan and concentrator portions of the feasibility study to evaluate a much larger open pit mining operation.
The Company currently is in the process of re-evaluating the bankable feasibility study and cannot reasonably forecast a completion date or estimated cost to complete. However, the Company anticipates that feasibility spending during the next 3-6 months will be lower than initially anticipated while the Company evaluates the larger open pit mining method.
The Company’s current operating expenses, exclusive of feasibility study costs and non-cash items such as depreciation and stock based compensation total approximately $525,000 per month. The Company will continue to monitor timing and cost of the Sierra Mojada project and will adjust our programs and expenditures accordingly to ensure we have sufficient operating capital. The Company may pursue additional financing in the future to allow for continued exploration of the silver mineralization north of the Sierra Mojada fault, to fund some preliminary mine development, and/or to maintain adequate working capital during future periods. There can be no assurance that additional funding will be available on reasonable terms, if at all.
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
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company does not expect SFAS 163 will have a material impact on its financial position, results of operations, and cash flows.
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
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of July 31, 2008, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
As of July 31, 2008, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of July 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes In Internal Controls Over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the audit of our consolidated financial statements for the fiscal year ended October 31, 2007, our independent accounting firm identified a material weakness in our internal control over financial reporting. More specifically, the Company did not complete a timely review of its foreign currency translation calculations and record the proper foreign currency translation gain on intercompany loans for the fiscal year ended October 31, 2007. As a result, an adjusting journal entry in the amount of $98,000 was required at October 31, 2007 to correct the foreign currency translation gain on intercompany loans. To remediate this material weakness the Company implemented additional policies and procedures during the first quarter of 2008 to improve the financial close process, including process improvements related to foreign currency translations. In addition, we engaged an external accounting firm to assist us with our review of financial information to ensure that the consolidated financial statements are prepared in accordance with GAAP prior to subjecting them to audit or review by our independent public accounting firm. Based upon review of the controls implemented and additional analysis performed during the last three fiscal quarters, management believes these actions have remediated the material weakness described above and that the controls have operated for a sufficient period of time for management to conclude that these controls were operating effectively at July 31, 2008.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There were no material changes from the risk factors as previously discussed in our Form 10-KSB for the year ended October 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS
Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the third fiscal quarter and as of August 29, 2008, excluding transactions that were previously reported in a previous Form 10-Q or a Form 8-K.
On July 31, 2008 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors. These shares were issued in consideration for services. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
Item 3. DEFAULT UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

3.1	(a)	Articles of Incorporation.[1]

3.1	(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2		Bylaws.[2]

31.1		Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Date: September 10, 2008	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: September 10, 2008	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.