Form 10-K
period 2008-10-31
METALLINE MINING CO
filed 2009-02-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF                      TO                     .
Commission File Number: 001-33125
METALLINE MINING COMPANY
(Name of registrant as specified in its charter)

Nevada	91-1766677

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1330 E. Margaret Ave., Coeur d’Alene, ID 83815
(Address of principal executive offices, including zip code)
Registrants’ telephone number: (208) 665-2002
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	NYSE Alternext US LLC (formerly known as The
American Stock Exchange)
Common Stock, $0.01 Par Value
(Title of Class)
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2009, there were 39,709,427 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.
The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 30, 2008, computed by reference to the closing price on that date was $70,026,549.

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
Since 1997, the Company has been exploring the Sierra Mojada concessions to identify available mineral deposits. The Company has focused its exploration efforts on two primary mineral types; the Silver Polymetallic mineralization just north of the Sierra Mojada Fault and the Oxide Zinc Mineralization located south of the Sierra Mojada Fault.
The Company’s initial exploration efforts were focused on the copper, silver, zinc, lead potential in the Silver Polymetallic mineralization just north of the Sierra Mojada Fault. In 1999, the Company suspended exploration activities on the Silver Polymetallic mineralization to evaluate the zinc and silver potential in the Oxide Zinc mineralization. A successful feasibility study by the Skorpion Mine located in Namibia, Africa incorporated the use of the solvent extraction electrowinning (“SXEW”) process which the Company felt could be used effectively to process the potential zinc in the Oxide Zinc mineralization.
The Company explored the Oxide Zinc Mineralization from 1999 through 2005 and determined that it contained sufficient estimated zinc metal to justify a feasibility study of the mineralized material. The Company hired Green Team International (“GTI”) of Johannesburg, South Africa as the prime contractor in 2004 and commenced work on the five major elements of the feasibility study: Metallurgy, Resource Model, Mine Plan, Refining and Water Development.
During fiscal 2008, the Company completed an initial scoping phase of the feasibility study and developed a preliminary mine plan based upon the Company’s initial resource model. The preliminary mine plan anticipated using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining. The preliminary mine plan projected a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17 year mine life. Shortly after developing the preliminary mine plan, the Company started working with its engineering firms to develop a more detailed mine plan and concentrator plant study. In May 2008, the Company selected SNC-Lavalin to prepare the detailed concentrator plant study. While working on the detailed mine plan and concentrator plant studies, the Company contracted with Pincock, Allen, & Holt to complete a new resource model based upon latest drilling results and a suite of silver analysis that were not available when the previous resource model was developed.

In July 2008, the Company announced that Pincock, Allen, and Holt had completed a new resource model on the Oxide Zinc mineralization that more than doubled the estimated amount of zinc present in the deposit. The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization. The new resource model required the Company to take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors. We believe that open pit mining will be effective on a deposit of this size and geometry and would remove the production rate constraints that are inherent in the underground mining scenario that was previously considered. The Company has completed a first pass evaluation of open pit mining of the new resource model and has determined that mining and processing rates might be as much as five times greater than the underground mining method and would result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.
Furthermore, an open pit mining method should allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault. This mineralization would be mined during stripping to access the Oxide Zinc Mineralization. The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places, to create a comprehensive resource model for this mineralization. The Company’s current drilling efforts are primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a resource model.
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
Accordingly, the Company has suspended the mine plan and concentrator portions of the feasibility study to evaluate a much larger scale operation in order to exploit both the Silver Polymetallic mineralization and the now much larger Oxide Zinc mineralization. As resources permit, the Company plans to continue to evaluate the Silver Polymetallic Mineralization using our five diamond drills, percussion drills, channel sampling and geologic mapping. The continuing evaluation is intended to increase sample density and expand the core area. The Company is also in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of the Silver Polymetallic Mineralization.
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
Exploration from 1997 to 1999 concentrated on the polymetallic copper, silver, zinc, lead mineralization north of the Sierra Mojada Fault. The Veta Rica, Once, San Jose and other mines located in the western part of the district were mapped and channel sampled. In the eastern part of the District in the Encantada and Fronteriza mines, copper, silver, zinc, lead mineralization has been mapped, channel sampled and drilled and is known as the Polymetallic Manto. Work on the polymetallic mineralization was put on standby in 1999 when the Company recognized the potential of the oxide zinc mineralization as a result of a positive feasibility study conducted on the Skorpion Mine located in Namibia, Africa, that demonstrated that the use of the SXEW process could make it profitable to mine oxide zinc deposits that would otherwise be unfeasible.
The Company initiated a diamond drill program in January 2004, and drilled over 30,000 meters in 2004 and 2005. In addition, over 9,000 meters of percussion drill, and over 12,000 meters of channel samples of the Oxide Zinc mineralization in the San Salvador, Encantada and Fronteriza mines has been completed by the Company and its previous joint venture partners. This work has defined a body of oxide zinc mineralization extending 1,500 meters in an east-west direction, 100 to 200 meters in a north-south direction, and 20 to 100 meters vertically. Prior mining of Oxide Zinc mineralization has occurred intermittently over a distance in excess of 5 kilometers from the Oriental Mine located in the east end of the District to the Vasquez Tres Mine located in the west end of the District. Holes drilled 2,000 meters west of the San Salvador Mine intersected Oxide Zinc mineralization that is up to 140 meters (460 feet) thick and 10 meters (33 feet) below the surface. Drilling has also intersected Oxide Zinc mineralization intermittently over the 2,000 meters between the Fronteriza mine and the Oriental mine.

Exploration of Silver Polymetallic Mineralization
The Company continues to explore and evaluate the Silver Polymetallic Mineralization which is located north of and adjacent to the Oxide Zinc Mineralization. The purpose of this work is to evaluate the mineralization potential of the Silver Polymetallic Mineralization and to determine whether mining of both mineral systems can be conducted. During the calendar year ended December 31, 2008, a total of 19,619.66 meters of diamond drilling was completed in various areas of the property. Of this, 11,813.01 meters was drilled from underground bases mostly in pursuit of Silver Polymetallic targets. As disclosed in a press release dated April 24, 2008, the Company recently collected enough sample data to prepare an initial evaluation of silver and copper content in part of the Silver Polymetallic Mineralization. A total of 8,766 meters of diamond drill, percussion drill, and channel samples, within this sample block, were used to calculate a weighted average grade of 145 grams silver per tonne and 0.20% copper. The Company is in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of the Silver Polymetallic Mineralization.
Exploration of the Open Pit Potential
The preliminary model of the open pit together with the Oxide Zinc resource model provides guidance in fully evaluating the potential of the rock that would be excavated from the open pit. Exploration for the open pit involves meeting two objectives: evaluating the economic potential of previously uncharacterized or poorly characterized rocks that overlie the target Oxide Zinc zones; and, improving the reliability of inferred resources in the Oxide Zinc body. The Oxide Zinc resource model provides statistical measures and engineering criteria that have been used to classify the likelihood that mineralized material is present in specific volumes of rock. This classification is into three categories, but only the top two categories can be used in a final feasibility study. The second objective of the current round of exploration activities is to increase the data density in and near inferred blocks so that they can be included in eventual reserve statements. The current round of drilling is designed to give a grid of surface drill data on a 50 x100 meter grid. This should allow delineation of barren versus mineralized ground. Total drilling to accomplish this grid is about 25,400 meters. During 2008, total surface drilling was 7,806.65 meters. To meet the goal of increasing the reliability measure of an eventual grid of about 30 x 40 meters must be drilled. This density will be obtained by a mixture of surface and underground drilling. We do not have an estimate of how much additional drilling will be required to accomplish this, how long it will take, nor how the Company will be able to finance this effort.
Feasibility Study
All engineering work on the feasibility study, except for work on a preliminary Silver-Polymetallic Resource Model, is on hold pending collection of the required open pit exploration data and development of an improved resource model.
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
In July 2008, a new resource model on the Oxide Zinc mineralization was completed by Pincock, Allen, and Holt that more than doubled the estimated amount of zinc present in the deposit. The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization.
The Company remains of the opinion that sufficient mineralized material has been defined to justify construction of a mine, extraction plant and refinery, but the Company must complete the evaluation of the open pit resource and construct a resource model for both the Silver Polymetallic and the Oxide Zinc materials before it is possible to resume other engineering studies.
Water Development
The water requirements for an open pit mine producing at a very much greater daily tonnage rate are only crudely estimated, but are believed to be very much greater than that needed for an underground mine. An additional water exploration program will be required after delineation of the open pit resource and preliminary engineering work are completed. No schedule or plan currently exists to resume water exploration.
Site Evaluation, Environmental, and Regulatory
The site evaluation and environmental requirements of a large open pit are very different than those for a much smaller underground mine. These studies can be revisited after a preliminary engineering design for the open pit is completed.
Employees
Metalline Mining Company currently has six employees, five of which are full time and one part time. After several recent staff reductions, approximately 73 employees are employed under contract to our Mexican operating company Contratistas de Sierra Mojada S.A. de C.V. Various contingency plans exist to further reduce employment levels at both the parent Company and at Contratistas. Our Mexican holding company, Minera Metalin S.A. de C.V., has no employees.
Available Information
We maintain an internet website at www.metallinemining.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov.

Item 1A. RISK FACTORS
Our securities are highly speculative and involve a high degree of risk. Identified below are material risks known to the Company.
RISKS RELATED TO OUR BUSINESS:
Exploration Stage Mining Company with No History of Operation
The Company is in its exploration stage, has very limited operating history, and is subject to all the risks inherent in a new business enterprise. For example, to date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate, such as under-capitalization, personnel limitations, and limited revenue sources.
Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives
During the fiscal years ended October 31, 2008 and 2007 we suffered net losses of $12,320,422 and $6,931,557, respectively. At October 31, 2008 there was stockholders’ equity of $7,439,719 and a working capital of $1,905,410. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.
Significant amounts of capital will be required to continue to explore and then develop the Sierra Mojada concessions. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interests in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders.
See the “Plan of Operation” below for a description of management’s plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.
Capital Requirements and Liquidity; Need for Subsequent Funding
The Company will adjust its expenditures in consideration of its available resources and the tasks to be performed. Company management and our board of directors monitor our overall costs and expenses and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going project at our Sierra Mojada mining concessions.
Management has scaled back the Company’s exploration activities and reduced administrative costs to conserve capital while we try to secure additional sources of capital to fund our operations and continue exploration of the Sierra Mojada Project. The Company has scaled back its drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day. In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations. Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees. However, without any additional funding, the Company may not be able to fund its operations through the end of its 2009 fiscal year.

Management is exploring various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. The weak US and global economy combined with instability in global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.
Our Independent Registered Public Accounting Firm’s Report on our 2008 Financial Statements Questions our Ability to Continue as a Going Concern
As a result of our recurring losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of October 31, 2008 and for the fiscal years ended October 31, 2008 and 2007 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.
As stated above, management has scaled back the Company’s exploration activities and reduced administrative costs to conserve capital while we try to secure additional sources of capital. Without additional capital, we may not be able continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Furthermore, inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to raise additional capital and may adversely impact our stock price.
Disruptions in the Global Financial and Capital Markets May Impact Our Ability to Obtain Financing
The global financial and capital markets have been experiencing extreme volatility and disruption, including the failures of financial services companies and the related liquidity crisis. Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity securities has been the major source of capital and liquidity for us. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.
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
There are numerous uncertainties inherent in estimating quantities of mineral resources such as silver, zinc, lead, and copper, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources will be realized. In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable mineral resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable mineral resources can be made at this time, if ever.

Our Business Plan is Highly Speculative and its Success Depends on Mineral Development in the Sierra Mojada Concessions
Our business plan is focused primarily on developing and operating a mine in the Company’s Sierra Mojada concessions and to identify reserves, as described herein. Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The Sierra Mojada Project is subject to all of the risks inherent in mineral development (as described in more detail below), operation and revenue uncertainties, market sizes, profitability, market demand, and commodity price fluctuations. Further, the economic feasibility of any development project is based upon, among other things, estimates of the size and grade of reserves, proximity to infrastructures and other resources (such as water and power), production rates, capital and operating costs, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks.
Risks Inherent in the Mining Industry
The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following:
•	competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;
•
due to our limited financial resources the Company, the concession holder, might not be able raise enough money to pay the fees, taxes and perform labor necessary to maintain the concessions in good force;

•
exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, our exploration projects may not result in the discovery of commercially mineable deposits of ore;

•
the probability of an individual prospect ever having reserves that meet the requirements of Securities Act Industry Guide 7 is extremely remote, and our the properties may not contain any reserves, and any funds spent on exploration will probably be lost;

•
our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and the Company may not be able to comply with these regulations and controls;

•	a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.
THE BUSINESS OF MINERAL EXPLORATION IS SUBJECT TO MANY RISKS:
Fluctuating Price for Metals
The Company’s operations will be greatly influenced by the prices of commodities, including silver, zinc, lead, copper, and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company’s control, including interest rates, expectations for inflation, speculation, currency values, in particular the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

Mining Concessions
The Company holds mining concessions in Mexico. The Company holds title to the concessions that it owns subject to its obligation to maintain the concessions by conducting work on the concessions, recording evidence of the work with the Mexican Ministry of Mines and paying a semi-annual fee to the Mexican government. Ownership of the concessions provides the Company with exclusive exploration and exploitation rights of all minerals located on the concessions but does not include the surface rights to the real property. Therefore, the Company will need to negotiate the necessary agreements, as needed, with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company currently anticipates that it will build mining infrastructure needed on land in part owned by the Company and in part owned by the local municipality. The municipality officials indicate that they are willing to negotiate the necessary agreements, but there can be no assurance that an agreement that is satisfactory to the Company will be reached.
Title to Our Mineral Properties May be Challenged
Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually check the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of October 2008, there were no such annotations, nor are we aware of any challenges from the government or from third parties.
Our Exploration Activities are in Mexico, which is Subject to Political and Economic Instability
We currently conduct exploration activities in Mexico. Although the country is considered economically stable, it has from time to time experienced economic or political instability. Our activities would likely be materially adversely affected by risks including those listed below, that are more prevalent for companies such as Metalline whose exploration activities are in this country.
•	political instability and violence;

•	war and civil disturbance;

•	expropriation or nationalization;

•	changing fiscal regimes;

•	fluctuations in currency exchange rates;

•	high rates of inflation;

•	underdeveloped industrial and economic infrastructure; and

•	unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in Mexico would likely adversely affect our business. Our operations would likely be affected in varying degrees by Mexican government regulations with respect to, among other things:
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
Environmental Controls
Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company’s intended activities. Our operation of the Sierra Mojada Project requires compliance with state and federal regulations. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company. In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.
Availability of Water
Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Mining and ore processing requires large volumes of water. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. Although work completed thus far indicates that an adequate supply of water can probably be developed in the area for an underground mining operation, the Company will need to complete an additional water exploration program to determine if there is sufficient water available for an open pit mining operation.
Shortages of Supplies and Materials
The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. Our planned operations would likely be subject to delays due to such shortages and that further price escalations will increase the Company’s costs of such supplies and materials. Experience of the Company and of others in the industry is that suppliers are currently often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.

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
Operational Hazards; Uninsured Risks
The Company is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons. Although the Company maintains insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation. The realization of any significant liabilities in connection with our mining activities as described above could negatively affect our results of operations and the price of our common stock.
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
Compliance with Section 404 of the Sarbanes-Oxley Act
Section 404 of the Sarbanes-Oxley Act requires management to assess the Company’s internal controls over financial reporting as of the end of our fiscal year. Current regulations of the Securities and Exchange Commission will require us to include management’s assessment of our internal control over financial reporting in our annual report commencing with the annual report we file with the SEC for our fiscal year ended October 31, 2008.

We have incurred significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. In response we have retained additional consultants to help us comply with the requirements of Section 404. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.
Item 2. PROPERTIES.
Sierra Mojada Mining Concessions
The Company owns 16 concessions consisting of 19,408.4148 hectares (about 47,958 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico. Eleven of the mining concessions were purchased from Mexican entities and/or Mexican Individuals and the remaining five mining concessions were granted by the Mexican government. Our concessions are without known reserves and the project is exploratory in nature.
The Company owns the following mining concessions:

Concession[1]	Title No.	Hectares

Sierra Mojada	198513	4,767.3154
Mojada 3	226756	722.0000
Unificacion Mineros Nortenos	169343	336.7905
Esmeralda I	211158	95.4977
Esmeralda	212169	117.5025
La Blanca	220569	33.5044
Fortuna	160461	13.9582
Vulcano	83507	4.4904
Mojada 2	227585	3,500.0000
El Retorno	216681	817.6548
Los Ramones	223093	8.6039
El Retorno Fracc. 1	223154	5.5071
Dormidos	229323	2,326.0953
Agua Mojada	232165	2,900.0000
Alote[1]	—	3,749.0000
Volcan Dolores	224873	10.4946

Total		19,408.4148

[1]	Title for this concession is pending.
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
Corporate Office
The Company’s corporate offices are located at 1330 East Margaret Avenue, Coeur d’Alene, Idaho 83815, and its telephone number is (208) 665-2002 and fax number is (208) 665-0041. The Company’s website is www.metallinemining.com.
Glossary of Common Terms
The terms defined in this section are used throughout this Form 10-K.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Mineralized Material
Mineral bearing material such as zinc, silver, copper and lead that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered. Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Solvent Extraction and Electrowinning (“SXEW”)	A hydrometallurgical process in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

Stratigraphic units	A body of rock established as a distinct entity, geologically classified, based on any of the properties or attributes or combinations thereof that rocks possess.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Unproved property	A property or part of a property to which no reserves have been specifically attributed.
Item 3. LEGAL PROCEEDINGS
In October 2008, Mineros Nortenos (“Mineros”) filed a legal action against Minera Metalin S.A. de C.V. (“Minera”), a wholly owned subsidiary of the Company. The action was filed in the Chihuahua Civil Court, in the state of Chihuahua Mexico. Mineros’ complaint alleges that Minera breached an August 30, 2000 agreement between the parties regarding work and labor to be provided to the Company’s mining project and seeks to rescind the agreement and also seeks monetary damages. The Company believes Mineros’ allegations are frivolous, without merit and the Company intends to vigorously defend the action. The Company has contracted with a law firm in Mexico to defend the action and has a $250,000 contractual commitment to that law firm. On November 4, 2008, the Company paid the initial $125,000 upfront payment under this agreement.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Company’s Common Stock is traded on NYSE Alternext US LLC (formerly known as the American Stock Exchange) under the symbol MMG. Prior to November 6, 2006, the Company’s Common Stock was traded on the OTC Bulletin Board system under the symbol MMGG. The following table sets forth the high and low sales prices of the Company’s Common Stock during the fiscal year ended October 31, 2008 and October 31, 2007 as reported by the AMEX for the periods ending after November 6, 2006. The prices reported prior to November 6, 2006, set forth prices reported on the internet source Google Finance (http://finance.google.com/finance). Any over-the-Counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High	Low

Fiscal Year End October 31, 2008	4th Quarter (8/1/08 – 10/31/08)	$1.25	$.21
	3rd Quarter (5/1/08 – 7/31/08)	$2.34	$1.12
	2nd Quarter (2/1/08 – 4/30/08)	$2.65	$1.69
	1st Quarter (11/1/07 – 1/31/08)	$3.18	$1.77

Fiscal Year End October 31, 2007	4th Quarter (8/1/07 – 10/31/07)	$3.55	$2.10
	3rd Quarter (5/1/07 – 7/31/07)	$4.35	$2.76
	2nd Quarter (2/1/07 – 4/30/07)	$3.65	$2.25
	1st Quarter (11/1/06 – 1/31/07)	$4.50	$2.42
The closing price of the Common Stock as reported on February 5, 2009, was $0.33 per share.
Holders
As of February 5, 2009, there were 219 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”
Dividends
The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.
Equity Compensation Plan Information
The Company’s currently has two equity compensation plans. The 2000 Equity Incentive Plan (the “2000 Plan”) was approved by the board of directors and stockholders in 2001. The 2006 Stock Option Plan (the “2006 Plan”) was approved by the board of directors in May 2006 and stockholders in July 2006.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of October 31, 2008.

	Number of securities to be
	issued upon exercise of		Weighted average exercise	Number of securities
	outstanding options, warrants		price of outstanding	remaining available for
Plan Category	and rights		options, warrants and rights	future issuance

Equity compensation plans approved by security holders	4,400,004	(1)	$2.56	938,796	(2)

Equity compensation plans not approved by security holders	927,353	(3)	$2.64	—

Total	5,327,357		$2.57	938,796

(1)	Includes: (i) options to acquire 400,000 shares of Common Stock under the 2000 plan; and (ii) options to acquire 4,000,004 shares of common stock under the 2006 Plan.

(2)	Includes: (i) 230,000 shares of Common Stock available for issue under the 2000 Plan; and (ii) 708,796 shares of Common Stock available for issue under the 2006 Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 200,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 500,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of February 5, 2009, excluding transactions that were previously reported on Form 10-Q or Form 8-K filed during the period:
On October 31, 2008 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors, each director being an accredited investor. These shares were issued in consideration for services. The shares were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
Item 6. SELECTED FINANCIAL DATA
Not applicable.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
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
Going Concern — Presentation of Financial Statements
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $47,066,815 from inception through October 31, 2008. Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations. As of October 31, 2008, the Company has working capital of $1,905,410, which may not be sufficient to operate over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.
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
Feasibility Study- Oxide Zinc Mineralization
The primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the Oxide Zinc Mineralization in our Sierra Mojada concessions. This task consists in part of performing the required technical tasks and in part of properly documenting, in accordance with generally accepted engineering guidelines: (i) norms, and procedures; (ii) the manner in which the tasks were performed; and (iii) the results of the ensuing analysis. Much of this work is iterative in nature and results of one task often requires modification of the work in some other task, and resulting modifications in the documentation of all impacted tasks. The final feasibility study becomes a summary document that reflects the important conclusion of detailed reports on the various technical tasks. For the format that we are using the detailed studies are termed Complimentary Reports. The Complimentary Reports include reports on: (i) the geology of the Sierra Mojada area and the methods used to evaluate the mineralization; (ii) the resource model that provides an estimate of the size and grade of the mineralized volume, including a detailed discussion of the geostatistical methods used to create the estimate; (iii) the geotechnical results including a detailed discussion of how the geotechnical data were acquired and how they are interpreted; and (iv) a hydrology report on the water supply for the area.

During fiscal 2008, the Company completed an initial scoping phase of the feasibility study and developed a preliminary mine plan based upon the Company’s initial resource model. The preliminary mine plan anticipated using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining. The preliminary mine plan projected a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17 year mine life. Shortly after developing the preliminary mine plan, the Company started working with its engineering firms to develop a more detailed mine plan and concentrator plant study. In May 2008, the Company selected SNC-Lavalin to prepare the detailed concentrator plant study. While working on the detailed mine plan and concentrator plant studies, the Company contracted with Pincock, Allen, & Holt to complete a new resource model based upon latest drilling results and a suite of silver analysis that were not available when the previous resource model was developed.
In July 2008, the Company announced that Pincock, Allen, and Holt had completed a new resource model on the Oxide Zinc mineralization that more than doubled the estimated amount of zinc present in the deposit. The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization. The new resource model required the Company to take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors. Open pit mining is possibly effective on a deposit of this size and geometry and would likely remove the production rate constraints that are inherent in the underground mining scenario that was previously considered. The Company has completed a first pass evaluation of open pit mining of the new resource model and has determined that mining and processing rates might be as much as five times greater than the underground mining method and would result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.
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
Test Mining
Pincock, Allen & Holt recommended a test mining program to confirm certain mining assumptions and validate the geotechnical data associated with the initial underground mining method. The Company worked with Pincock, Allen and Holt to prepare a Request for Proposal and obtain bids from outside contractors on the test mining project. While evaluating bids on the test mining project, the Company completed the new resource model and has decided to further evaluate an open pit mining method. Since underground mining may not be conducted, the planned test mining program has been suspended.

Continued Improvement of the Sierra Mojada Infrastructure
The Company is continuously improving its general business capabilities in Mexico so that it is capable of performing the ramp up in activity required by our business objectives. During fiscal 2008, the Company made several improvements to the Sierra Mojada infrastructure including:
•
The Company purchased three additional drills and has hired and trained additional personnel to operate this equipment. The additional diamond drilling capabilities not only eliminated dependence on outside contractors, but also increased our ability to quickly respond to any additional drilling requirements for the feasibility study and has allowed for continued exploration of the Silver Polymetallic Mineralization.

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
As discussed above, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault. This mineralization would be mined during stripping to access the Oxide Zinc Mineralization. The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places to create a comprehensive resource model for this mineralization. As resources permit, the Company’s plans to continue to evaluate the Silver Polymetallic Mineralization using our five diamond drills, three percussion drills, channel sampling and geologic mapping. The continuing evaluation is intended to increase sample density and expand the core area. The Company is also in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of the Silver Polymetallic Mineralization.
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
Results of Operation
For the fiscal year ended October 31, 2008, the Company experienced a consolidated net loss of $12,320,000 or $0.31 per share, compared to a consolidated net loss of $6,932,000 or $0.20 per share during the comparable period last year. The $5,388,000 increase in consolidated net loss is primarily due to a $3,686,000 foreign currency translation loss on intercompany loans to its Mexican subsidiaries. Also contributing to the higher net loss were a $399,000 increase in exploration and property holding costs, a $931,000 increase in general and administrative costs, and $284,000 decrease in interest income.

Exploration and property holding costs
Exploration and property holding costs increased $399,000 or 14% to $3,235,000 for the fiscal year ended October 31, 2008 compared to $2,836,000 for the comparable period last year. This increase was primarily due to additional drilling and exploration costs associated with the operation of three new drills; two which were purchased near the beginning of the fiscal year and a third which was purchased in June 2008. The Company operated five drills for the majority of the fiscal year and focused on in-fill drilling of the Oxide Zinc Mineralization and continued exploration of Silver Polymetallic mineralization north of the Sierra Mojada fault.
General and Administrative Costs
General and administrative expenses increased $931,000 or 20% to $5,508,000 for the fiscal year ended October 31, 2008 as compared to $4,577,000 for the comparable period last year. This increase was primarily due to higher stock based compensation for options granted to officers and directors and an increase in the allowance for uncollectible value-added taxes. This increase was partially mitigated by lower professional fees. Stock based compensation for options and warrants accounts for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.
Salaries and payroll expense increased $1,032,000 from the comparable period in 2007 primarily due to higher stock based compensation for stock options and restricted stock grants. Stock based compensation for stock options increased from $307,000 in 2007 to $1,029,000 in 2008. The increase in stock based compensation during 2008 is primarily attributable to an increase in the number of stock options granted and continued recognition of stock based compensation for options granted during 2007. In accordance with FAS 123R, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant. During 2007, the Company granted options to purchase 150,000 to the Chief Financial officer with a graded vesting period of 2.5 years and a fair value of $841,717. The Company recorded $307,000 and $389,000 of stock based compensation during 2007 and 2008, respectively related to these options. During 2008, the Company granted options to purchase 600,004 shares with a fair value of $974,608 and graded vesting period ranging from 2-3 years. The Company recorded stock based compensation of $640,000 during 2008 related to these options. Also contributing to the increase in salaries and wages during 2008, the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000. The hiring of the Chief Financial Officer in June 2007 and board approved salary increases for executive officers on January 1, 2008 also contributed to the increase in 2008.
Professional fees decreased $470,000 from the comparable period in 2007 due to lower stock based compensation associated with options/warrants issued to professional consultants. During 2007, the Company recognized stock based compensation of $1,094,000 for 600,000 warrants issued to financial consultants whereas during 2008, the Company recognized stock based compensation of $267,000 for 150,000 stock options granted to our Mexican legal consultant. This decrease in stock based compensation was partially mitigated by a $405,000 increase in spending on feasibility study costs during 2008. Feasibility study costs were higher due to engineering work on the proposed mine plan and concentration facility.
Directors’ fees also increased $145,000 from the comparable period in 2007, primarily due to the additional cash and stock based compensation related to the addition of a third independent director. Approximately $177,000 of this increase is attributable to stock based compensation for options to purchase 150,000 shares granted in October 2007 with a graded vesting period of 2 years. The higher stock based compensation from options was offset by a lower average market price of shares granted to independent directors.
During fiscal 2008, the Company established an allowance for uncollectible value-added taxes of $220,000 and recorded a corresponding expense on the consolidated statement of operations. The allowance was established due to uncertainties regarding the collectability of certain value-added taxes that Minera Metalin paid from 2005 through 2008. See “Value Added Taxes” under note 2 to the consolidated financial statements for more details regarding the allowance for uncollectible taxes.

Other Income (Expense)
Other Income (Expense) decreased from a $536,000 income in 2007 to a $3,535,000 loss in 2008 primarily due to a $3,686,000 foreign currency translation loss on intercompany loans to its Mexican subsidiaries. As of October 31, 2008, the Company had an intercompany receivable of $19.0 million from Minera which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.
Interest income was $284,000 lower in 2008 as compared to 2007 due to lower average investment balances and lower investment yields. During 2007, the Company invested its excess funds in auction rate securities which had an average yield of approximately 4% to 5%. Due to large uncertainties related to failed auctions in the auction rate securities markets, the Company sold these investments during the first quarter of 2008 and invested its excess funds in US Treasury bills and US Treasury based money market accounts. The average yield on short-term treasury bills and money market funds was less than 0.1%.
Liquidity and Capital Resources
Cash Flows
During the fiscal year ended October 31, 2008, the Company utilized cash on hand, marketable securities, and proceeds from warrant exercises to fund its operations. As a result, cash, cash equivalents and marketable securities decreased from $9,334,000 at October 31, 2007 to $2,229,000 at October 31, 2008. During fiscal 2008, the Company used $6,494,000 in operating activities, principally in connection with maintaining the property, continuation of exploration drilling program and continued feasibility study funding. The Company also incurred $782,000 in capital expenditures related to purchases of mining and related service equipment. These cash outflows during 2008 were offset by $477,000 of proceeds from exercise of warrants.
Capital Resources
As of October 31, 2008, the Company had cash, cash equivalents and marketable securities of $2,229,000. Since inception, the Company has relied primarily upon proceeds from private placement of its shares and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.
Capital Requirements and Liquidity; Need for Subsequent Funding
As discussed under its plan of operation above, the Company has suspended work on mine plan and concentrator portions of the feasibility study while it gathers additional drilling data on the Silver Polymetallic mineralization. As a result of the Company’s limited capital resources and the on-going weakness in the capital markets, the Company has scaled back its exploration activities and administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project. The Company has scaled back its drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day. In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations. Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees. Management plans to continue its efforts towards reducing administrative costs. However, without any additional funding, the Company may not be able to fund its operations through the end of its 2009 fiscal year.
Management is exploring various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. The weak US and global economy combined with instability in global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Once the Company has gathered sufficient drilling data on the Silver Polymetallic mineralization, the Company can then resume work on the feasibility study. Following the completion of the feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company’s concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.
Off Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company). In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement no. 157” (“FSP 157-2”). This FASB Staff Position amends SFAS No. 157 to delay the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (fiscal year 2010 for the Company). The Company does not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement becomes effective November 15, 2008. Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.

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
Foreign Currency Translation
While the Company’s functional currency is the U.S. dollar, the local currency is the functional currency of the Company’s wholly-owned Mexican subsidiaries. The assets and liabilities relating to Mexican operations are exposed to exchange rate fluctuations. The Company has adopted SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations. Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees
On November 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.
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
The Company also used the Black-Scholes valuation model to determine the fair market value of warrants. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.
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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of October 31, 2008, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.
Item 7A. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements following the signature page of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Williams & Webster’s principal accountant report on the Company’s financial statements for the fiscal year ended October 31, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor was either modified as to uncertainty, audit scope, or accounting principles, except for the matter discussed in the next sentence. There was an explanatory paragraph in Williams & Webster’s report on the Company’s financial statements included in Form 10-K for the year October 31, 2005, indicating that the accompanying consolidated financial statements had been prepared assuming that the Company will continue as a going concern, and Williams & Webster identified certain factors that raised substantial doubt about the Company’s ability to continue as a going concern. That explanatory paragraph was not contained in Williams & Webster’s report on the Company’s financial statements included in the Company’s Form 10-K for the year ended October 31, 2006.
There were no disagreements with Williams & Webster on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Williams & Webster’s satisfaction would have caused Williams & Webster to make reference to the subject matter of the disagreement in connection with its principal accounting reports.
During the Company’s fiscal years ended October 31, 2005 and 2006 and through September 7, 2007, we did not consult Hein & Associates LLP regarding the application of accounting principles to a specific transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable event that would be required to be reported.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
As of October 31, 2008, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.
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

(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2008, was effective.
Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ending October 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 11, 2009 (but unless otherwise indicated effective as of February 1, 2009) each of our executive officers, being Messrs. Bingham, Kolvoord, Devers, and Brown entered into salary deferral agreements with the Company to help the Company conserve its financial resources. Mr. Bingham agreed to defer 50% of his salary, Mr. Kolvoord agreed to defer 50% of his salary, Mr. Devers agreed to defer 25% of his salary, and effective July 1, 2009 Mr. Brown agreed to defer 25% of his salary. Further, on February 11, 2009 each of our independent directors agreed to defer their cash portion of their directors’ fees.
On February 11, 2009 the Board of Directors approved option grants to each of our executive officers, independent directors and other employees. The number of options granted was calculated based on 1.5 options for every dollar of compensation deferred. The options vested immediately upon grant and are exercisable at $0.34, the closing sales price of our common stock on the date of grant. Mr. Bingham was granted a total of 185,250 options, Mr. Kolvoord was granted a total of 168,000 options, Mr. Devers was granted a total of 61,875 options, Mr. Brown was granted a total of 32,813 options, and Messrs. Pomeroy, Hahn and Kramer were each granted 54,000 options.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
MANAGEMENT
Unless otherwise indicated in their employment agreement executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers have been involved in any legal proceedings within the past five years. Except for their respective employment agreements, there is no agreement or understanding between the Company and each director or executive officer pursuant to which he was selected as an officer or director.
The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

	Officer or
Name of Director or Officer	Director
and Position in the Company	Since	Age	Office(s) Held and Other Business Experience
Merlin Bingham President and Chairman of the Board of Directors	1996	75
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

Roger Kolvoord, Executive Vice President and Director	Director since 2002; Officer since 2003	69
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

	Officer or
Name of Director or Officer	Director
and Position in the Company	Since	Age	Office(s) Held and Other Business Experience
Robert Kramer, Director	2006	62
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

Gregory Hahn, Director	2007	57
Mr. Hahn was appointed to the Board of Directors in October 2007. Mr. Hahn is a Certified Professional Geologist and a geological engineer with more than 25 years experience in exploration, mine development and operation, and particular expertise in base and precious metals, ore reserve calculations, slope stability, open pit operations, project evaluations and investment analysis. He is a board member of Marathon PGM Corp. (TSX: MAR), and a principal of Greg Hahn Consulting, LLC, a mining and geological consulting firm. From 1995 to 2007, Mr. Hahn was President, Chief Executive Officer and Director of Constellation Copper Corporation (TSX: CCU), where he was instrumental in bringing the Lisbon Valley copper mine into production, and involved with the subsequent construction and development of the mine. Prior to Mr. Hahn’s position with Constellation Copper Corp., he was Vice President for St. Mary Minerals Inc. for four years and Chief Geological Engineer for CoCa Mines Inc. for five years. He also spent ten years with Noranda Inc. where he was pre-development manager of the Lik massive sulfide project in Alaska and chief mine geologist at the Blackbird cobalt-copper project in Idaho. Mr. Hahn received a B.A. in Earth Sciences from Dartmouth College and an M.S. in Geology and Geological Engineering from Michigan Tech.

	Officer or
Name of Director or Officer	Director
and Position in the Company	Since	Age	Office(s) Held and Other Business Experience
Robert Devers Chief Financial Officer	2007	46
Mr. Devers was appointed Chief Financial Officer in June 2007. Mr. Devers has over 20 years of experience in corporate finance, business operations, and financial reporting and controls. Prior to joining Metalline, he was Senior Director — Financial Analysis and Internal Audit of The Broe Companies Inc., a privately held international company with investments in commercial and residential real estate and operations in oil and gas exploration and coal mining. He has also served as a corporate officer and financial executive for privately-held and publicly traded companies. Mr. Devers earned a Bachelor of Arts degree in Accounting from Western State College in 1985 and is a Certified Public Accountant in the state of Colorado.

Terry Brown, Vice President-Operations	2005	49
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

Audit Committee
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Wesley Pomeroy, Robert Kramer and Gregory Hahn. Messrs. Pomeroy, Kramer, and Hahn are each “independent” as that term is defined in Section 803A of the American Stock Exchange Company Guide. Mr. Kramer is the financial expert for the audit committee. See “Management” for information about Mr. Kramer’s relevant experience.
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
Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended October 31, 2008, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.
Code of Ethics
On May 1, 2006, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law. Our code of ethics is posted at our website http://www.metallinemining.com. Upon request we will provide any person a copy of our code of ethics without charge. Persons desiring a copy of our code of ethics should request a copy by submitting a written request to the Company at its corporate office.

Nominating Committee
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Item 11. EXECUTIVE COMPENSATION
Compensation and other Benefits of Executive Officers
The following table sets out the compensation received for the fiscal years October 31, 2008 and 2007 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”) See “Certain Relationships and Related Transactions”.
SUMMARY COMPENSATION TABLE

			Option
Name and	Fiscal	Salary	Awards		Total
Principal Position	Year	($)	($)(1)		($)

Merlin Bingham,	2008	$240,166	$178,132	(2)	$418,298
President	2007	$206,000	$—		$206,000

Roger Kolvoord,	2008	$217,833	$118,755	(3)	$336,588
Executive Vice President	2007	$187,000	$—		$187,000

Robert Devers,	2008	$162,500	$507,999	(5)	$670,499
Chief Financial Officer (4)	2007	$55,769	$306,705	(6)	$362,474

Terry Brown,	2008	$145,833	$59,377	(7)	$205,210
Vice President, Operations	2007	$125,000	$—		$125,000

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named executive officers, in accordance with SFAS 123R. See note 8 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 150,000 shares in accordance with SFAS 123(R). The options vested 50,000 at January 18, 2008; 50,000 on January 1, 2009; and 50,000 vest on January 1, 2010.

(3)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares in accordance with SFAS 123(R). The options vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010.

(4)	Mr. Devers was appointed Chief Financial Officer on June 18. 2007.

(5)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares granted on January 18, 2008 and 250,000 shares on June 18, 2007 in accordance with SFAS 123(R). The option to acquire 100,000 shares granted in 2008 vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010. The options to acquire 250,000 shares granted in 2007 vested 50,000 on October 31, 2007; 100,000 on October 31, 2008; and 100,000 vest on October 31, 2009.

(6)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 250,000 shares on June 18, 2007 in accordance with SFAS 123(R). The options to acquire 250,000 shares granted in 2007 vested 50,000 on October 31, 2007; 100,000 on October 31, 2008; and 100,000 vest on October 31, 2009.

(7)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 50,000 shares in accordance with SFAS 123(R). The options vested 16,666 at January 18, 2008; 16,667 on January 1, 2009; and 16,667 vest on January 1, 2010.

Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above, the “named executive officers.”
The Compensation Committee of our Board of Directors (the “Committee”) reviews and approves the total direct compensation packages for each of our executive officers. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. Stock option grants, as applicable to certain of the named executive officers, are approved by the full board of directors.
Cash Compensation Payable to our Named Executive Officers
Our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to employment agreements entered into between each of these officers and Metalline. Based on the Committee’s knowledge of the industry and size of the Company, the Committee believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.
When the Committee considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Committee considers the following factors:
•	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
•	performance compared to the financial, operational and strategic goals established for the Company;
•	the nature, scope and level of the executive’s responsibilities;
•	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
•	the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.
Option Grants to our Named Executive Officers
We have granted stock options to our named executive officers. These option grants are intended to provide incentives to our officers who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.
All of the options granted to executive officers during fiscal years ended October 31, 2008 and 2007 vest over a period of 2-3 years. Options granted in May 2006 were vested immediately at date of grant. We believe that these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

Employment Agreements with our Named Executive Officers
We have entered into employment agreements with each of our named executive officers. Each of our executive officers are paid a salary for their services and certain of our executive officers have been granted stock options in consideration for their services. When the Compensation Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, our Compensation Committee reviews and approves the terms of the compensation granted to our executive officers.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Merlin Bingham
Effective January 1, 2007, Merlin Bingham entered into an Executive Employment Agreement with the Company, pursuant to which he initially received a base annual salary of $206,000. Mr. Bingham is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.
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
On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Mr. Bingham to $247,000 effective January 1, 2008.
On February 11, 2009, Mr. Bingham entered into a salary deferral agreement with the Company to defer 50% of his base salary effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. Mr. Bingham entered into this agreement as part of managements’ overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Compensation Committee recommended and the Board of Directors granted Mr. Bingham options to acquire 185,250 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred. The options vested immediately and had a fair value of $47,108 at date of grant.
Roger Kolvoord
Effective January 1, 2007, Roger Kolvoord entered into an Executive Employment Agreement with the Company pursuant to which he initially received a base annual salary (referred to as the Base Fee in his agreement) of $187,000. Mr. Kolvoord is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.
On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Mr. Kolvoord to $224,000 effective January 1, 2008.
On February 11, 2009, Mr. Kolvoord entered into a salary deferral agreement with the Company to defer 50% of his base salary effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. Mr. Kolvoord entered into this agreement as part of managements’ overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Compensation Committee recommended and the Board of Directors granted Mr. Kolvoord options to acquire 168,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred. The options vested immediately and had a fair value of $42,722 at date of grant.

Terry Brown
Effective January 1, 2007, Terry Brown entered into an Executive Employment Agreement with the Company pursuant to which he initially received a base annual salary (referred to as the Base Fee in his agreement) of $125,000. Mr. Brown is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham’s above.
On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Mr. Brown to $150,000 effective January 1, 2008.
On February 11, 2009, Mr. Brown entered into a salary deferral agreement with the Company to defer 25% of his base salary effective July 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. Mr. Brown entered into this agreement as part of managements’ overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Compensation Committee recommended and the Board of Directors granted Mr. Brown options to acquire 32,813 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred. The options vested immediately and had a fair value of $8,344 at date of grant.
Robert Devers
On January 18, 2008, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective January 1, 2008.
On February 11, 2009, Mr. Devers entered into a salary deferral agreement with the Company to defer 25% of his base salary effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. Mr. Devers entered into this agreement as part of managements’ overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Compensation Committee recommended and the Board of Directors granted Mr. Devers options to acquire 61,875 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred. The options vested immediately and had a fair value of $15,735 at date of grant.
Stock Option, Stock Awards and Equity Incentive Plans
The following table sets forth the outstanding equity awards for each named executive officer at October 31, 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

	Number of Securities
	Underlying Unexercised			Option	Option
	Options(1)(#)			Exercise	Expiration
Name and Principal Position	Exercisable		Unexercisable	Price ($)	Date

Merlin Bingham,	1,000,000		—	$2.59	5/1/2016
President	100,000		—	$2.15	3/1/2010
	50,000	(2)	100,000	$2.18	1/18/2018

Roger Kolvoord,	750,000		—	$2.59	5/1/2016
Executive Vice President	100,000		—	$1.25	8/6/2009
	33,333	(3)	66,667	$2.18	1/18/2018

Robert Devers,	150,000	(4)	100,000	$4.30	6/18/2017
Chief Financial Officer	33,333	(5)	66,667	$2.18	1/18/2018

Terry Brown,	250,000		—	$2.59	5/1/2016
Vice President, Operations	10,000		—	$2.00	10/1/2012
	16,666	(6)	33,334	$2.18	1/18/2018

(1)	Includes options granted under 2000 Equity Incentive Plan and 2006 Stock Option Plan.

(2)
On January 18, 2008, Mr. Bingham was granted options to purchase 150,000 shares of common stock; 50,000 of the options vested on January 18, 2008 and 50,000 vests on January 1, 2009 and 50,000 vests on January 1, 2010.

(3)
On January 18, 2008, Mr. Kolvoord was granted options to purchase 100,000 shares of common stock; 33,333 of the options vested on January 18, 2008 and 33,333 vests on January 1, 2009 and 33,333 vests on January 1, 2010.

(4)
On June 18, 2007, Mr. Devers was granted options to purchase 250,000 shares of common stock; 50,000 of the options vested on October 1, 2007 and 100,000 vests on October 31, 2008 and 100,000 vests on October 31, 2009.

(5)
On January 18, 2008, Mr. Devers was granted options to purchase 100,000 shares of common stock; 33,333 of the options vested on January 18, 2008 and 33,333 vests on January 1, 2009 and 33,333 vests on January 1, 2010.

(6)
On January 18, 2008, Mr. Brown was granted options to purchase 50,000 shares of common stock; 16,666 of the options vested on January 18, 2008 and 16,666 vests on January 1, 2009 and 16,667 vests on January 1, 2010.

Compensation of Directors
Our independent directors were compensated $7,500 and 9,000 shares of the Company’s Common Stock for services provided during the quarter ended January 31, 2008. Effective February 1, 2008, the independent directors are compensated $9,000 per quarter and 10,800 shares of the Company’s Common Stock per fiscal quarter for their services. In addition, they have been and may be compensated with discretionary stock option grants. No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.
On February 11, 2009, Messrs Kramer, Pomeroy, and Hahn entered into a salary deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred. The options to acquire 164,000 shares of common stock issued to the directors vested immediately and had a fair value of $41,196 at date of grant.

Except as described above, the Company does not have any standard arrangements pursuant to which the Company’s non-independent directors are compensated for services as directors.
During the fiscal year end October 31, 2008, the Company compensated the following directors, who are not Named Executive Officers, for their services as directors as follows:
DIRECTOR COMPENSATION

	Fees earned or paid				All other
	in cash	Stock awards	Option awards		compensation	Total
Name	($)	($)	($)(1)		($)	($)

Wesley Pomeroy(2)	$34,500	$58,824	$—		$—	$93,324

Robert Kramer(3)	$34,500	$58,824	$—		$—	$93,324

Gregory Hahn(4)	$34,500	$58,824	$304,116	(5)	$—	$397,440

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named executive officers, in accordance with SFAS 123R. See note 8 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)
Mr. Pomeroy holds options to purchase 250,000 shares of the Company’s common stock. These options are fully vested. During the fiscal year ended October 31, 2008, Mr. Pomeroy was issued an aggregate of 41,400 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(3)
Mr. Kramer holds options to purchase 500,000 shares of the Company’s common stock. These options are fully vested. During the fiscal year ended October 31, 2008, Mr. Kramer was issued an aggregate of 41,400 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(4)
Mr. Hahn holds options to purchase 250,000 shares of the Company’s common stock. These options vest as follows: (i) 50,000 shares vested immediately upon grant; (ii) 100,000 shares vested on October 1, 2008, and (iii) 100,000 shares vest on October 1, 2009; or 100% of the options vest upon a “Change in Control”, as defined in Mr. Hahn’s stock option agreement. During the fiscal year ended October 31, 2008, Mr. Hahn was issued an aggregate of 41,400 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(5)
Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 250,000 shares on October 1, 2007 in accordance with SFAS 123(R). These options vest 50,000 on October 31, 2007; 100,000 on October 1, 2008 and 100,000 on October 1, 2009.

Repricing of Options
None.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The number of shares outstanding of the Company’s common stock as of February 5, 2009 was 39,709,729. The following table sets forth the beneficial ownership of the Company’s Common Stock as of February 5, 2009 by each person (other than the Directors and Executive Officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting shares of Common Stock.

	Amount and Nature of
Name and Address of	Metalline		Percent of Metalline
Beneficial Owner	Beneficial Ownership		Common stock

John C. Barrett	3,376,800	(2)	8.2%
2436 N. Fed. Hwy #366 Lighthouse Point, FL 33064

Lazarus Investment Partners LLP	3,000,000		7.6%
c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, #600 Denver, CO 80206

Duncan Hsia	2,647,328	(1)	6.4%
3909 harvest Knoll Drive Richardson, TX 75082

Steven Carlitz	2,520,931	(3)	6.2%
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

Security Ownership of Management
The following table sets forth as of February 5, 2009, the number of shares of the Company’s Common Stock beneficially owned by each of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of		Amount and Nature of Metalline		Percent of Metalline
Beneficial Owner	Position	Beneficial Ownership		Common stock

Merlin Bingham	President and	2,580,639	(1)	6.3%
1330 E. Margaret Ave.	Director
Coeur d’Alene, ID 83815

Roger Kolvoord	Executive Vice	1,286,072	(2)	3.2%
1330 E. Margaret Ave.	President and
Coeur d’Alene, ID 83815	Director

Wesley Pomeroy	Director	618,400	(3)	1.5%
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Robert Kramer	Director	606,650	(4)	1.5%
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Gregory Hahn	Director	191,100	(5)	*
1330 E. Margaret Ave. Coeur d’Alene, ID 83815

Robert Devers	Chief Financial	216,666	(6)	*
1330 E. Margaret Ave.	Officer
Coeur d’Alene, ID 83815

Terry Brown 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Vice President- Operations	345,833	(7)	*

All current directors, executive officers and named executive officers as a group (seven persons)		5,845,360	(8)	13.5%

*	Indicates less than one percent.

(1)
Includes: (i) vested options to acquire 1,250,000 shares of common stock and (ii) vested options held by Mr. Bingham’s spouse to acquire 50,000 shares of common stock. Excludes unvested options to acquire 50,000 shares of common stock on January 1, 2010. Options vest 100% upon a Change in Control, as defined in Mr. Bingham’s stock option agreement.

(2)
Includes vested options to acquire 916,666 shares of common stock. Excludes unvested options to acquire 33,334 shares of common stock on January 1, 2010. Options vest 100% upon a Change in Control, as defined in Mr. Kolvoord’s stock option agreement.

(3)	Includes: (i) vested options to acquire 250,000 shares of common stock and (ii) warrants to acquire 150,000 shares of common stock.

(4)	Includes: (i) vested options to acquire 500,000 shares of common stock and (ii) warrants to acquire 17,250 shares of common stock.

(5)
Includes (i) vested options to acquire 150,000 shares of common stock. Excludes unvested options to acquire 100,000 shares of common stock on October 1, 2009. Options vest 100% upon a Change in Control, as defined in Mr. Hahn’s stock option agreement.

(6)
Includes vested options to acquire 216,666 shares of common stock. Excludes unvested options to acquire (i) 100,000 shares of common stock on October 31, 2009, and (ii) 33,334 shares of common stock on January 1, 2010. Options vest 100% upon a Change in Control, as defined in Mr. Devers’ stock option agreement.

(7)
Includes vested options to acquire 293,333 shares of the Company’s common stock. Excludes unvested options to acquire16,667 shares of common stock on January 1, 2010. Options vest 100% upon a Change in Control, as defined in Mr. Brown’s stock option agreement.

(8)	Includes securities reflected in footnotes 1 – 7.
Securities Authorized for Issuance Under Equity Plans

	Number of securities to be
	issued upon exercise of		Weighted average exercise	Number of securities
	outstanding options, warrants		price of outstanding	remaining available for
Plan Category	and rights		options, warrants and rights	future issuance

Equity compensation plans approved by security holders	4,400,004	(1)	$2.56	938,796	(2)

Equity compensation plans not approved by security holders	927,353	(3)	$2.64	—

Total	4,477,353		$2.57	938,796

(1)	Includes: (i) options to acquire 400,000 shares of Common Stock under the 2000 plan; and (ii) options to acquire 4,000,004 shares of common stock under the 2006 Plan.

(2)	Includes: (i) 230,000 shares of Common Stock available for issue under the 2000 Plan; and (ii) 708,796 shares of Common Stock available for issue under the 2006 Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 200,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 500,000 shares as compensation for financial services to David Nahmias.

Changes in Control
None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Related Party Transactions
Pursuant to its written charter our Audit Committee reviews and approves all related party transactions on an ongoing basis. The Company receives rent-free office space in Coeur d’Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes. Further, as described in Item 11 of this Form 10-K the Company has entered into employment agreements with its executive officers.
Other than the transaction stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since November 1, 2007, or in any proposed transaction, which has materially affected or will affect the Company.
Director Independence
Wesley Pomeroy, Robert Kramer and Gregory Hahn each served on our Board of Directors and each is considered “independent” as that term is defined in Section 803A of the American Stock Exchange Company Guide. Each currently serves on our nominating, compensation and audit committees.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Hein & Associates LLP serves as our independent registered public accounting firm. Hein & Associates was appointed our independent registered public accounting firm on September 4, 2007. Williams & Webster P.S. was our independent registered public accounting firm until they were dismissed on August 31, 2007.
Audit Fees
During the fiscal year ended October 31, 2008, Hein & Associates LLP billed us aggregate fees and expenses in the amount of $97,928. During the fiscal year ended October 31, 2007, Hein & Associates LLP and Williams and Webster, P.S., billed us aggregate fees and expenses in the amount of $54,000 and $35,936, respectively. These aggregate fees listed above include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.
Audit-Related Fees
There were no fees billed by Hein & Associates or Williams & Webster, P.S. for audit-related services rendered during fiscal years ended October 31, 2008 and 2007.
Tax Fees
During the fiscal year ended October 31, 2008, Hein & Associates LLP billed us aggregate fees and expenses for tax services and in the amount of $16,426. There were no fees billed by Hein & Associates or Williams & Webster, P.S. for tax services rendered during fiscal years ended October 31, 2007.
All Other Fees
There were no other services provided by Hein & Associates or Williams & Webster, P.S. during fiscal years ended October 31, 2008 and 2007.

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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a)	Exhibits

3.1	(a)	Articles of Incorporation.[1]

3.1	(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2		Bylaws.[2]

4.1		Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. [7]

10.1		2000 Equity Incentive Plan. [5]

10.2		2006 Stock Option Plan. [5]

10.4		Employment Agreement with Merlin Bingham, effective January 1, 2007.[5]

10.5		Employment Agreement with Roger Kolvoord, effective January 1, 2007. [5]

10.6		Employment Agreement with Terry Brown, effective January 1, 2007. [5]

10.7		Employment Agreement with Robert Devers, effective January 1, 2008.[6]

10.8		Professional Services Contract to represent Minera Metalin S.A. of C.V. in litigation by Sociedad Cooperativa de Explotación Minera Mineros Norteños S.C.L., filed herewith.

10.9(8)		Form of Deferral Agreement entered into between the Company and each of its officers and directors on February 11, 2009.

14		Code of Ethics. [5]

21.1		Subsidiaries of the Registrant. [5]

23.1	Consent of Hein & Associates LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)	Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2006.

(5)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(6)	Incorporated by reference from Form 8-K, filed January 22, 2008.

(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Date: February 12, 2009	By:	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Date: February 12, 2009	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 12, 2009	By:	/s/ Merlin Bingham Merlin Bingham, Director

Date: February 12, 2009	By:	/s/ Roger Kolvoord

Roger Kolvoord, Director

Date: February 12, 2009	By:	/s/ Wesley Pomeroy

Wesley Pomeroy, Director

Date: February 12, 2009	By:	/s/ Robert Kramer

Robert Kramer, Director

Date: February 12, 2009	By:	/s/ Gregory Hahn

Gregory Hahn, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METALLINE MINING COMPANY
(An Exploration Stage Company)

PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4 – F-8

Consolidated Statements of Cash Flows	F-9 – F-10

Notes to Consolidated Financial Statements	F-11 – F-29

Exhibit 10.8
Exhibit 10.9(8)
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Metalline Mining Company
Coeur d’Alene, Idaho
We have audited the accompanying consolidated balance sheets of Metalline Mining Company (an exploration stage company) (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalline Mining Company (an exploration stage company) as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We have also audited the combination in the statements of operations, cash flows, and stockholders’ equity of the amounts as presented for the year ending October 31, 2008 and 2007 with the amounts for the corresponding statements for the period from inception (November 8, 1993) through October 31, 2006. In our opinion the amounts have been properly combined for the period from inception (November 8, 1993) through October 31, 2008.
The accompanying consolidating financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring losses from operations and has limited working capital to operate during the next fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 11, effective November 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. As discussed in Note 8, effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
February 11, 2009

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,228,778	$1,434,487
Marketable securities	—	7,900,000
Value-added tax receivable	—	401,341
Other receivables	31,741	23,993
Prepaid expenses	23,025	17,827

Total Current Assets	2,283,544	9,777,648

PROPERTY CONCESSIONS
Sierra Mojada District (Note 3)	3,771,029	4,536,111

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $492,647 and $407,457, respectively (Note 4)	1,219,726	919,420

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $220,416 for 2008 (Note 2)	543,554	—

TOTAL ASSETS	$7,817,853	$15,233,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$133,318	$84,634
Accounts payable — related parties (Note 7)	—	68,460
Income tax payable	17,653	55,331
Accrued liabilities and expenses	189,663	92,133
Other liabilities	37,500	100,766

Total Current Liabilities	378,134	401,324

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 9)
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,709,427 and 39,144,977 shares issued and outstanding, respectively	397,094	391,450
Additional paid-in capital	51,753,400	49,273,440
Deficit accumulated during exploration stage	(47,066,815)	(34,746,393)
Other comprehensive income (loss)	2,356,040	(86,642)

Total Stockholders’ Equity	7,439,719	14,831,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,817,853	$15,233,179

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 8,
			1993
			(Inception)
	Years Ended October 31,		To October 31,
	2008	2007	2008

REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	3,016,858	2,647,666	15,718,321
Depreciation and asset write-off	217,646	188,280	700,969

TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	3,234,504	2,835,946	16,419,290

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	2,062,000	1,030,119	11,888,482
Office and administrative expenses	468,059	450,067	2,459,291
Professional services	2,149,164	2,618,651	10,098,616
Directors fees	584,088	439,166	2,859,419
Provision for uncollectible value-added taxes	220,416	—	220,416
Depreciation	24,395	39,184	199,781

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,508,122	4,577,187	27,726,005

LOSS FROM OPERATIONS	(8,742,626)	(7,413,133)	(44,145,295)

OTHER INCOME (EXPENSES)
Interest and investment income	150,903	434,793	835,867
Foreign currency transaction (loss) gain	(3,686,063)	98,008	(3,588,055)
Miscellaneous ore sales, net of expenses	—	—	134,242
Miscellaneous income (expense)	17	2,818	82,351
Interest and financing expense	—	—	(289,230)

TOTAL OTHER (EXPENSE) INCOME	(3,535,143)	535,619	(2,824,825)

LOSS BEFORE INCOME TAXES	(12,277,769)	(6,877,514)	(46,970,120)

INCOME TAXES (Note 11)	42,653	54,043	96,695

NET LOSS	$(12,320,422)	$(6,931,557)	$(47,066,815)

OTHER COMPREHENSIVE INCOME (LOSS) — Foreign Currency Translation adjustments	2,442,682	(86,642)	2,356,040

COMPREHENSIVE LOSS	$(9,877,740)	$(7,018,199)	$(44,710,775)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.31)	$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,582,962	35,253,047

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number		Paid-in	Subscriptions	Exploration	Comprehensive
	of Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Total
Common stock issuance prior to inception (no value)	576,480	$5,765	$(5,765)	$—	$—	$—	$—

Net loss for the year ended October 31, 1994	—	—	—	—	(8,831)	—	(8,831)

Balances, October 31, 1994	576,480	5,765	(5,765)	—	(8,831)	—	(8,831)

Net loss for the year ended October 31, 1995	—	—	—	—	(7,761)	—	(7,761)

Balances, October 31, 1995	576,480	5,765	(5,765)	—	(16,592)	—	(16,592)

Issuances of common stock as follows:
- for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	(40,670)	—	(40,670)

Balances, October 31, 1996	3,134,339	31,344	153,485	—	(57,262)	—	127,567

Issuances of common stock as follows:
- for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530
Options issued as follows:
- 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	(582,919)	—	(582,919)

Balances, October 31, 1997	4,452,439	44,525	941,352	—	(640,181)	—	345,696

Issuances of common stock as follows:
- for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows:
- 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	60,000	—	—	—	60,000
- for consulting fees	—	—	117,000	—	—	—	117,000

Warrants issued for services	—	—	488,980	—	(488,980)	—	—

Net loss for the year ended October 31, 1998	—	—	—	—	(906,036)	—	(906,036)

Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Total
Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	222,500	—	—	—	225,000
- issuance of options for financing fees	—	—	216,000	—	—	—	216,000

Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	(1,423,045)	—	(1,423,045)

Balance, October 31, 1999	7,217,095	72,172	4,754,330	—	(3,458,242)	—	1,368,260

Stock option and warrant activity as follows:
- Exercise of options at $0.86 per share	950,000	9,500	802,750	—	—	—	812,250
- Warrants issued for services	—	—	55,000	—	—	—	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
- for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	(882,208)	—	(882,208)

Balances, October 31, 2000	9,742,595	97,427	9,761,310	—	(4,340,450)	—	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	14,800	—	—	—	15,000
- Options issued for consulting fees	—	—	740,892	—	—	—	740,892
- Warrants issued for consulting fees	—	—	144,791	—	—	—	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	497,500	—	—	—	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
- for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
- for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	(2,069,390)	—	(2,069,390)

Balance, October 31, 2001	10,069,595	100,697	11,271,793	—	(6,409,840)	—	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
- for cash and warrants at $1.50 per share	96,000	960	143,040	—	—	—	144,000
- for cash and warrants at $1.50 per share	66,667	667	99,333	—	—	—	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	—	—	61,000	—	—	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	(765,765)	—	(765,765)

Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Total

Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
- for cash and warrants at $1.50 per share	7,000	70	10,430	—	—	—	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	(1,107,228)	—	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	13,453,835	(38,000)	(8,282,833)	—	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,801	6,805,485	—	—	—	6,881,286
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
- for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—

Net loss for the year ended October 31, 2004	—	—	—	—	(5,036,805)	—	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	20,563,542	—	(13,319,638)	—	7,441,419

Issuances of common stock as follows:
- for cash at an average of $0.98 per share with attached warrants	476,404	4,764	461,965	—	—	—	466,729
- for compensation at an average of $1.00 per share	176,772	1,768	175,005	—	—	—	176,773

Net loss for the year ended October 31, 2005	—	—	—	—	(3,302,161)	—	(3,302,161)

Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Total

Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

Issuance of common stock as follows:
- for cash at an average price of $.80 per share with attached warrants	13,374,833	133,748	11,077,879	—	—	—	11,211,627
- for services at an average price of $.80 per share with attached warrants	73,650	736	58,213	—	—	—	58,949
- for compensation at an average price of $.80 per share	248,593	2,486	154,389	—	—	—	156,875
- for adjustment of private placement selling price	81,251	812	(812)	—	—	—	—

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers and independent directors at an average fair value of $2.18 per share	—	—	4,360,000				4,360,000
- options & warrants for directors fees at an average fair value of $2.17 per share	—	—	1,665,705	—	—	—	1,665,705
- modification of options	—	—	48,000	—	—	—	48,000
- exercise of warrants at an average price of $1.25 per share	25,000	250	31,000	—	—	—	31,250

Net loss for the year ended October 31, 2006	—	—	—	—	(11,193,037)	—	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$38,594,886	$—	$(27,814,836)	$—	$11,122,129

Issuance of common stock as follows:
- for cash at an average price of $2.35 per share with attached warrants	2,413,571	24,136	5,647,757	—	—	—	5,671,893
- for services at an average price of $4.31 per share	49,120	491	211,069	—	—	—	211,560
- for directors fees at an average price of $2.71 per share	108,000	1,080	305,100	—	—	—	306,180

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.30 per share	2,240,374	22,404	2,917,750	—	—	—	2,940,154
- warrants issued for financial services at an average fair value of $1.82 per share	—	—	1,094,950				1,094,950
- stock based compensation for options issued to officer and independent director	—	—	434,189				434,189
- for cashless exercise of options	126,000	1,260	(1,260)	—	—	—	—
- Extension of warrant for services	—	—	68,999	—	—	—	68,999

Other Comprehensive Income — Foreign Currency translation adjustment	—	—	—	—	—	(86,642)	(86,642)

Net loss for the year ended October 31, 2008.	—	—	—	—	(6,931,557)	—	(6,931,557)

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Other
	Number of		Paid-in	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Total

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

Issuance of common stock as follows:
- for directors fees at an average price of $1.69 per share	145,200	1,452	243,480	—	—	—	244,932
- for services at an average price of $2.18 per share	38,000	380	82,460	—	—	—	82,840

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.25 per share	381,250	3,812	472,751	—	—	—	476,563
- warrants issued for financial services at an average fair value of $.82 per share	—	—	81,838				81,838
- stock based compensation for options issued to officer and independent directors during prior periods	—	—	693,362				693,362
- stock based compensation for options issued to officers	—	—	475,018				475,018
- stock based compensation for options issued to employees	—	—	164,435				164,435
- stock based compensation for options issued to consultant	—	—	266,616				266,616

Other Comprehensive Income — Foreign Currency Translation Adjustment	—	—	—	—	—	2,442,682	2,442,682

Net loss for the year ended October 31, 2008	—	—	—	—	(12,320,422)	—	(12,320,422)

Balance, October 31, 2008	39,709,427	$397,094	$51,753,400	$—	$(47,066,815)	$2,356,040	$7,439,719

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 8,
			1993
			(Inception)
	Years Ended October 31,		To October 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,320,422)	$(6,931,557)	$(47,066,815)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	242,478	229,474	903,197
Provision for uncollectible value-added taxes	220,416	—	220,416
Noncash expenses	—	—	126,864
Foreign currency transaction gain (loss)	3,869,043	(98,008)	3,771,036
Common stock issued for services	—	211,560	1,237,047
Common stock issued for compensation	82,840	—	1,059,946
Options issued for compensation	1,599,431	434,189	6,393,622
Common stock issued for directors fees	244,932	306,180	551,112
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	81,838	1,163,949	1,934,557
(Increase) decrease in:
Accounts receivable	—	35,815	—
Value added tax receivable	(515,736)	(393,235)	(908,972)
Other receivables	(13,375)	(23,553)	(37,047)
Prepaid expenses	(6,318)	(3,499)	(24,106)
Increase (decrease) in:
Accounts payable	48,779	(153,696)	133,282
Accounts payable — related parties	(68,460)	(57,000)	—
Income tax payable	(33,972)	54,214	20,242
Accrued liabilities and expenses	130,453	(24,348)	222,267
Other liabilities	(55,455)	88,732	43,276

Net cash used by operating activities	(6,493,528)	(5,160,783)	(28,301,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(15,200,000)	(21,609,447)
Proceeds from investments	7,900,000	13,225,000	21,609,447
Equipment purchases	(781,537)	(549,432)	(2,318,374)
Mining property acquisitions	—	(179,406)	(4,632,037)

Net cash provided by (used by) investing activities	7,118,463	(2,703,838)	(6,950,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	5,671,893	33,379,207
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	476,563	2,940,154	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)

Net cash provided by financing activities:	476,563	8,612,047	37,791,280

Effect of exchange rates on cash	(307,207)	(2,933)	(310,139)

Net increase in cash and cash equivalents	794,291	744,493	2,228,778
Cash and cash equivalents beginning of period	1,434,487	689,994	—

Cash and cash equivalents end of period	$2,228,778	$1,434,487	$2,228,778

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			November 8,
			1993
			(Inception)
	Years Ended October 31,		To October 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$75,411	$—	$75,411
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS
Organization and Description of Business
Metalline Mining Company (“the Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.
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
Going Concern and Management Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $47,066,815 from inception through October 31, 2008. Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations. As of October 31, 2008, the Company has working capital of $1,905,410, which may not be sufficient to operate over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.
Management has scaled back its exploration activities and reduced administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project. The Company has scaled back its drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day. In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations. Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees.
Management is exploring various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. The weak US and global economy combined with instability in global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the consolidated financial statements.
Accounting Method
The Company’s consolidated financial statements are prepared using the accrual method of accounting.
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
Concentration of Risk
The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account. The commercial depository account is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account consists of short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit. As of October 31, 2008, the Company’s fixed income investments consisted of a US Treasury money market fund in the amount of $1,961,131. The US Treasury money market fund has participated in the U.S. Treasury Department Temporary Guarantee program for Money Market Funds through April 30, 2009. Under the program, coverage is provided to shareholders for amounts that they held in participating money market mutual funds as of the close of business on September 19, 2008. Accordingly, $337,381 of the funds held in the US Treasury money market fund is insured through April 30, 2009. The Company also maintains cash in banks in Mexico. These accounts, which had U.S. dollar balances of $157,843 and $229,094 at October 31, 2008 and 2007, respectively, are denominated in pesos and are considered uninsured. At October 31, 2008, the Company’s cash balances and marketable securities included $1,781,592 which was not federally insured.
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share", which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,346,568 and 18,030,147 shares outstanding at October 31, 2008 and 2007, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended October 31, 2008 and 2007 were $3,016,858 and $2,647,666, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $15,718,321.
Exploration Stage Activities
The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.
Fair Value of Financial Instruments
The Company’s financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, marketable securities, receivables, and accounts payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2008 and 2007.
Foreign Currency Translation
Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations. Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.
Foreign Operations
The accompanying balance sheet at October 31, 2008 contains Company assets in Mexico, including: $3,771,029 in mineral properties; $1,617,205 (before accumulated depreciation) of mining equipment; $543,554 of value-added tax receivable; and $157,843 of cash. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
Value-Added Tax Receivable
The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries. As of October 31, 2008, the Company filed IVA tax returns with the Mexican authorities to recover approximately $663,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2007. During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed. The Company worked extensively with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts. In September 2008, the Company hired an IVA tax consultant that has worked for this branch of the Mexican government and has extensive experience with recovering IVA taxes. The IVA tax consultant has performed an initial review of the IVA tax returns for 2005, 2006, and 2007 and suggested the Company eliminate

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
certain small dollar items and items that lack clear and evident supporting documentation in an effort to expedite recovery of these IVA tax amounts. The IVA tax consultant has prepared a revised schedule of IVA tax amounts and has started a detailed review of these items to ensure that there is clear and sufficient supporting documentation for the Mexican authorities. The IVA tax consultant anticipates presenting the revised IVA tax returns along with detailed supporting documentation to the Mexican authorities in February or March 2009. The Company has performed similar procedures on the 2008 IVA tax amounts and plans to submit these returns in conjunction with or shortly after the older returns are filed.
The IVA tax consultant and the Company have performed a detailed review of a significant portion of the IVA tax amounts. Management of the Company believes that the Company has assembled sufficient documentation to support the IVA amounts. However, the Company anticipates that the Mexican authorities could continue to challenge items presented on the revised returns which could delay recovery of these amounts or reduce the amount recovered. Accordingly, the Company has reviewed the estimated collectability of the IVA tax amounts for each year and has established an allowance for uncollectible taxes of $220,416 as of October 31, 2008. Although the Company hopes the efforts above will help to expedite recovery of these amounts, the Company has classified the IVA tax receivable as a long-term asset on the Consolidating Balance Sheet as of October 31, 2008 due to the uncertainty regarding the timing when these amounts will be recovered.
Marketable Securities
The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. At October 31, 2007, the Company held $7,900,000 of marketable securities in auction rate securities (“ARS”) which are floating rate securities with long-term nominal maturities of 25 to 30 years, but are marketed by financial institutions with maturity and interest rates at 7, 28, and 35 day intervals. In accordance with SFAS No. 115, these auction rate securities were classified as current available-for-sale securities as of October 31, 2007. Marketable securities include investments with maturities greater than six months, but not exceeding twelve months and available for sale auction rate securities. Cost (carrying value) approximates market value for all marketable securities held at October 31, 2007.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition Policy
The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of October 31, 2008, the Company has not recognized any revenues.
Accounting for Loss Contingencies and Legal Costs
From time to time, the Company is named as a defendant in legal actions arising from our normal business activities. The Company accounts for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies,” and records an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a loss has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The consolidated financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters. Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed as incurred.
Stock-Based Compensation
On November 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” (‘SFAS 123(R)”) which requires the fair value of share-based payments, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was determined using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.
The Company elected to adopt the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after November 1, 2006. This transition method also requires the Company to present pro-forma income, cash flow and earnings per share information as if the Company had adopted this statement for all periods presented. Since the Company utilized the fair value method under SFAS 123 for all option grants prior to adoption of SFAS No. 123(R) and since no options were previously granted with a graded vesting schedule, the compensation expense previously reported under SFAS No. 123 is the same as if the Company adopted SFAS No. 123(R) for the periods presented. As a result, the Company’s net income, basic and diluted earnings per share under SFAS No. 123(R) for all periods presented is the same as previously reported under SFAS No. 123.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company also used the Black-Scholes valuation model to determine the fair market value of warrants. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.
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
With the adoption of FIN 48, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards. The adoption of FIN 48 did not require a cumulative effect adjustment to beginning retained earnings.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company). In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement no. 157” (“FSP 157-2”). This FASB Staff Position amends SFAS No. 157 to delay the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (fiscal year 2010 for the Company). The Company does not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.
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
 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement becomes effective November 15, 2008. Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.

NOTE 3 — CONCESSIONS IN THE SIERRA MOJADA DISTRICT
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
As of October 31, 2008, the Company owns the following mining concessions in the Sierra Mojada District:

	Acquisition
Concession	Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$13,253
Mojada 3	Purchased	5/30/2000	722.00	—
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,074,500
Vulcano	Purchased	8/30/2000	4.49	—
Esmeralda 1	Purchased	8/20/2001	95.50	151,095
Esmeralda	Purchased	3/20/1997	117.50	213,422
La Blanca	Purchased	8/20/2001	33.50	102,484
Fortuna	Claim Filed	12/8/1999	13.96	64,053
Mojada 2	Claim Filed	7/17/2006	3,500.00	—
El Retorno	Purchased	4/10/2006	817.65	12,872
Los Ramones	Purchased	4/10/2006	8.60	233
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	78
Dormidos	Claim Filed	4/9/2007	2,326.10	—
Agua Mojada	Claim Filed	1/26/2007	2,900.00	5,096
Alote(1)	Claim Filed	5/17/2007	3,749.00	5,066
Volcan Dolores	Purchased	9/24/2007	10.49	128,877

			19,408.41	$3,771,029

(1)	Title for this concession is pending.

NOTE 4 — PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment at October 31, 2008 and 2007, respectively:

	2008	2007
Mining equipment	$1,228,133	$838,635
Well equipment	31,721	—
Communication equipment	7,400	8,902
Buildings and structures	141,835	153,590
Vehicles	115,833	172,449
Computer equipment and software	166,730	145,167
Office equipment	10,396	8,134
Assets under construction	10,325	—

	1,712,373	1,326,877
Less: Accumulated depreciation	(492,647)	(407,457)

	$1,219,726	$919,420

Depreciation expense and write-off of equipment for the years ended October 31, 2008 and 2007 was $242,041 and $227,464, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.
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
NOTE 7 — COMMON STOCK
During the year ended October 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share. In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18. The Company also issued 145,200 shares of common stock at an average market price of $1.69 per share to its independent directors for services provided during the 4th quarter of 2007 and for the four quarters in fiscal 2008. The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the quarter ended October 31, 2007.
In March 2007, the Company completed a private placement of 2,413,571 shares of the Company’s restricted common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant. Net proceeds from this private placement were $5,671,893.

NOTE 7 — COMMON STOCK (continued)
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
During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock for cash consideration at an average of $0.83 per share and 73,650 shares valued at $0.80 per share for services received. Included with each share purchased was a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share with an exercise period of 5 years. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. In addition, 248,593 shares of common stock were issued to employees of the Company for prior compensation at an average value of $.63 per share during the year ended October 31, 2006.
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
During the year ended October 31, 2001, the Company issued 20,000 shares of common stock with attached warrants for cash of $15,000. Additionally, 57,000 shares of common stock were issued for services valued at $112,680 and for cash of $390, and 250,000 shares of common stock with 125,000 warrants attached were issued for $500,000 in cash.
During the year ended October 31, 2000, the Company sold 1,440,500 shares of its common stock for $3,986,625 cash, issued 120,000 shares of common stock for services valued $153,360, issued 15,000 shares of common stock for equipment valued at $25,000 and issued 950,000 shares of common stock for options exercised at $0.86 per share.

NOTE 7 — COMMON STOCK (continued)
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

NOTE 8 — STOCK OPTIONS (continued)
The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future. A summary of the range of assumptions used to value stock options for the fiscal years ended October 31, 2008 and 2007 are as follows:

	Year Ended	Year Ended
	October 31,	October 31,
Options	2008	2007

Expected volatility	73%	74% – 75%
Risk-free interest rate	3.2% – 3.7%	4.1% – 5.1%
Dividend yield	—	—
Expected term (in years)	7.0 – 10.0	7.0 – 9.5
The weighted-average grant-date fair value of options granted during the fiscal year ended October 31, 2008 and 2007 was $1.65 and 2.76, respectively. No options were exercised during the fiscal year ended October 31, 2008. During the fiscal year ended October 31, 2007, 126,000 options were exercised with a total intrinsic value of $161,280.
The following is a summary of stock option activity for the fiscal years ended October 31, 2008, and 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value

Outstanding at November 1, 2006	3,360,000	$2.41
Granted	500,000	3.58
Exercised	(126,000)	1.32
Forfeited or Expired	(84,000)	1.32

Outstanding at October 31, 2007	3,650,000	$2.63

Granted	750,004	2.19
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at October 31, 2008	4,400,004	$2.56	7.11	$—

Vested or Expected to Vest at October 31, 2008	3,733,333	$2.55	6.89	$—

Exercisable at October 31, 2008	3,733,333	$2.55	6.89	$—

The Company has recognized stock-based compensation costs for stock options of $1,599,431 and $434,189 for the fiscal years ended October 31, 2008 and 2007, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 8 — STOCK OPTIONS (continued)
On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 on January 1, 2010. The fair market value of the options at the date of grant was $1.60 per share and the Company has recognized $475,018 of compensation expense during fiscal year ended October 31, 2008. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2008, there remains $165,561 of total unrecognized compensation expense which is expected to be recognized over a period of 1.2 years.
Also on January 18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years. The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature. The fair market value of the options at the date of grant was $1.67 per share and the Company has recognized $164,435 of compensation expense during fiscal year ended October 31, 2008. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2008, there remains $169,594 of total unrecognized compensation expense which is expected to be recognized over a period of 2.2 years.
On April 17, 2008, the Board of Directors granted options to purchase 150,000 shares of common stock under the 2006 Stock Option Plan to a legal consultant in Mexico with an exercise price of $2.25 and an expiration date of ten years. The fair market value of the options at the date of grant was $1.78 per share and the Company has recognized $266,616 of compensation expense during fiscal year ended October 31, 2008. The options vested immediately at the date of grant and the expense is included in professional fees under general and administrative expenses.
In October 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to an independent director at $2.85 per share under the 2006 Plan. The options vest 50,000 on October 1, 2007, and 100,000 on both October 31, 2008 and 2009. The fair market value of the options at the date of grant was $2.15 per share and the Company has recognized $304,116 and $127,486 of compensation expense during fiscal years ended October 31, 2008 and 2007, respectively. This expense is included in directors’ fees under general and administrative expenses. As of October 31, 2008, there remains $106,804 of total unrecognized compensation expense which is expected to be recognized over a period of 1 year.
In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan. The options vest 50,000 on October 31, 2008, and 100,000 on both October 31, 2008 and 2009. The fair market value of the options at the date of grant was $3.37 per share and the Company has recognized $389,248 and $306,703 of compensation expense during fiscal year ended October 31, 2008 and 2007, respectively. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2008, there remains $145,768 of total unrecognized compensation expense which is expected to be recognized over a period of 1 year.
In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.
During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the 2006 Stock Option Plan with an exercise price of $2.59 and an expiration of ten years. The options vest immediately and were assigned a fair value of $2.18 per share for total compensation of $4,360,000. The compensation expense is included in salaries and payroll expense under general and administrative expenses. In addition, the Company granted 750,000 options to independent directors with an exercise price of $2.59 and an expiration of ten years. These options vested immediately and were assigned a fair value of $2.18 per share for total consideration of $1,635,000. The compensation expense attributable to these options was included in directors’ fees under general and administrative expenses. In addition, the Company extended the contractual life of 310,000 fully vested stock options held by 19 employees. As a result of this modification, the Company recognized additional compensation expense of $48,000 for the year ended October 31, 2006.

NOTE 8 — STOCK OPTIONS (continued)
In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000
Summarized information about stock options outstanding and exercisable at October 31, 2008 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Ave.	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.25–1.32	200,000	1.35	$1.29	200,000	$1.29
2.15–2.85	3,950,004	7.30	2.51	3,383,333	2.54
4.30	250,000	8.64	4.30	150,000	4.30

$1.25–4.30	4,400,004	7.11	$2.56	3,733,333	$2.55

A summary of the nonvested shares as of October 31, 2008 and 2007 and changes during the fiscal year ended October 31, 2008 and 2007 is as follows:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value

Nonvested at October 31, 2006	—	$—
Granted	500,000	2.76
Vested	(100,000)	2.63
Forfeited	—	—

Nonvested at October 31, 2007	400,000	2.79

Granted	750,004	1.62
Vested	(483,333)	2.05
Forfeited	—	—

Nonvested at October 31, 2008	666,671	$2.01

As of October 31, 2008, there was $587,727 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.30 years.
NOTE 9 — WARRANTS
The Company typically issues warrants to investors in connection with private placements of the Company’s Stock or for financial services in connection with private placements or investor relations. Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

NOTE 9 — WARRANTS (continued)
A summary of warrant activity for the fiscal years ended October 31, 2008 and 2007 is as follows

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value
Outstanding at November 1, 2006	14,875,123	$1.28
Issued with private placement	1,206,785	2.42
Issued for services	600,000	3.27
Exercised	(2,240,374)	1.31
Forfeited or expired	(61,387)	3.91

Outstanding at October 31, 2007	14,380,147	1.44

Issued for services	100,000	2.00
Exercised	(381,250)	1.25
Forfeited or expired	(152,333)	1.88

Outstanding at October 31, 2008	13,946,564	$1.45	2.24	$—

Summarized information about warrants outstanding and exercisable at October 31, 2008 is as follows:

Warrants Outstanding and Exercisable
		Weighted Ave.
		Remaining
		Contractual Life	Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price

$1.25 – $1.75	11,985,169	2.21	$1.25
$2.00 – $2.63	1,461,395	2.19	2.39
$3.40 – $5.00	500,000	3.18	3.40

$1.25 – $5.00	13,946,564	2.24	$1.45

On June 4, 2008 the Company issued a warrant to purchase 100,000 shares of common stock to a consultant for financial services at an exercise price of $2.00 per share. The warrant has a two year term and will vest equally over the term of the consulting contract. The fair value of these warrants was determined to be $81,838 based upon the Black-Scholes pricing model using risk free interest rate of 2.47%, expected volatility of 73%, dividend yield of 0%, and a contractual term of 2 years.
During the fiscal year ended October 31, 2008, warrants for 381,250 shares were exercised at an average price of $1.25 per share for total cash proceeds of $476,563. The warrants had a total intrinsic value of $478,438 at date of exercise.
During the fiscal year ended October 31, 2007, the Company issued warrants for 600,000 common shares for professional services at an average exercise price of $3.27 per share and average contractual terms 4.6 years. The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes pricing model using risk free interest rate of 5%, expected volatility of 80%, and expected term of 1.4 to 3 years. In addition, the Company extended the contractual life of a warrant for 59,610 shares of common stock in consideration of financial services. As a result of this modification, the Company recognized additional professional service fees of $68,999 for the year ended October 31, 2007.

NOTE 9 — WARRANTS (continued)
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
During the year ended October 31, 2005, the Company issued 476,404 common stock units that consisted of 476,354 shares of common stock and warrants to purchase an additional 476,404 shares of common stock The Company did not issue common stock warrants during the year ended October 31, 2004.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Contract — Litigation
In October 2008, Mineros Nortenos (“Mineros”) filed a legal action against Minera Metalin, a wholly owned subsidiary of the Company. The action was filed in the Chihuahua Civil Court, in the state of Chihuahua Mexico. Mineros’ complaint alleges that Minera Metalin breached an August 30, 2000 agreement between the parties regarding work and labor to be provided to the Company’s mining project and seeks to rescind the agreement and also seeks monetary damages. The Company believes Mineros’ allegations are frivolous, without merit and the Company intends to vigorously defend the action. The Company has contracted with a law firm in Mexico to defend the action and has a $250,000 contractual commitment to that law firm. On November 4, 2008, the Company paid $125,000 for upfront payment under this contract.
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

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)
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
On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Messrs Bingham, Kolvoord, and Brown to $247,000, $224,000, and $150,000, respectively effective January 1, 2008. Also, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective as of January 1, 2008.
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
NOTE 11 — INCOME TAXES
Provision for Taxes
The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis. The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly-owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the fiscal years ended October 31, 2008 and 2007.
On October 1, 2007, the Mexican government enacted a new law, which was effective January 1, 2008 that introduces a new minimum flat tax system. This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures. The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively. If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax. If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax. During the fiscal year ended October 31, 2008, the Company increased its 2008 tax provision by $23,040 for estimated flat taxes owed by Contratistas.

NOTE 11 — INCOME TAXES (continued)
The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2008	2007
Foreign
Current tax expense	$42,653	$69,540
Deferred tax expense (benefit)	—	(15,497)

	$42,653	$54,043

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2008	2007

Income tax benefit calculated at U.S. Federal Income tax rate	$(4,312,000)	$(2,338,000)

Differences arising from:
Permanent differences	270,000	19,000
State income taxes	(88,000)	—
Benefit from lower foreign income tax rate	531,000	151,000
Adjustment for foreign flat tax	6,000	—
Reclassification of loss carryforward to foreign subs	—	307,000
Adjustment to prior year taxes	(31,000)	(2,427,000)
Inflation adjustment foreign net operating loss	(87,000)	—
Foreign currency fluctuations	639,000	—
Increase in valuation allowance	3,115,000	4,249,000
Other	—	93,000

Net income tax provision	$43,000	$54,000

The components of the deferred tax assets at October 31, 2008 and 2007 were as follows:

	October 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards — U.S.	$6,997,000	$5,906,000
Net operating loss carryforwards — Mexico	3,180,000	2,120,000
Stock-based compensation — U.S.	3,606,000	2,723,000
Other — Mexico	81,000	—

Total deferred tax assets	13,864,000	10,749,000

Less: valuation allowance	(13,864,000)	(10,749,000)

Net deferred tax asset	$—	$—

At October 31, 2008, the Company has U.S. net operating loss carryforwards of approximately $18.8 million which expire in the years 2009 through 2028. The Company has $11.4 million of net operating loss carryforwards in Mexico which expire in the years 2014 through 2018.

NOTE 11 — INCOME TAXES (continued)
The valuation allowance for deferred tax assets of $13.9 million and $ 10.7 million at October 31, 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable. However, the Company’s assessment may change as it moves into the production phase of its mining properties.
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
With the adoption of FIN 48, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards. The adoption of FIN 48 did not require a cumulative effect adjustment to beginning retained earnings. During 2008, the Company resolved the uncertainties regarding its foreign net operating loss carry forwards and accordingly has reduced its unrecognized tax benefits by $103,000.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008

Unrecognized Tax Benefit, November 1, 2007	$103,000
Additions based on tax positions related to current year	—
Additions for tax positions in prior years	—
Reductions for tax positions of prior years	(103,000)

Unrecognized Tax Benefit, October 31, 2008	$—

The Company does not have an unrecognized tax benefits as of October 31, 2008 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.
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

NOTE 12 — SEGMENT INFORMATION
The Company operates in one business segment being the exploration of mineral property interests.
Geographic information is approximately as follows:

	October 31,
	2008	2007
Identifiable assets
Mexico	$6,098,000	$6,063,000
United States	1,720,000	9,170,000

	$7,818,000	$15,233,000

			November 8,
			1993
			(Inception)
	For the year ended October 31,		To October 31,
	2008	2007	2008
Net loss for the period
Mexico	$(8,345,000)	$(2,571,000)	$(15,963,000)
United States	(3,975,000)	(4,361,000)	(31,104,000)

	$(12,320,000)	$(6,932,000)	$(47,067,000)

NOTE 12 — SUBSEQUENT EVENTS
On February 11, 2009, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. The executive officers and corporate employees entered into this agreement as part of managements overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Compensation Committee recommended and the Board of Directors granted options to acquire 543,619 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred. The options vested immediately and had a fair value of $138,240 at date of grant.
On February 11, 2009, Messrs Kramer, Pomeroy, and Hahn entered into a salary deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations. The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009. In exchange for entering into this deferral agreement, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years. The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred. The options to acquire 162,000 shares of common stock vested immediately and had a fair value of $41,196 at date of grant.
On February 11, 2009, the Company issued warrants to purchase 90,000 shares of common stock to a financial consultant as consideration for amending their consulting agreement and deferring 50% of their monthly consulting fees. The warrants have an exercise price of $0.34 and have a contractual term of 4 years. This amendment was part of Managements plan to conserve working capital during fiscal 2009. The number of warrants granted was determined based upon 1.5 shares for every dollar of annual fees deferred. The warrants vested immediately and had a fair value of $20,600 at date of grant.

EXHIBIT INDEX

10.8	Professional Services Contract to represent Minera Metalin S.A. of C.V. in litigation by Sociedad Cooperativa de Explotación Minera Mineros Norteños S.C.L., filed herewith.

10.9(8)	Form of Deferral Agreement entered into between the Company and each of its officers and directors on February 11, 2009.

23.1	Consent of Hein & Associates LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.