Form 10-Q
period 2009-01-31
METALLINE MINING CO
filed 2009-03-17
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☐ No ☑

As of March 3, 2009, there were 39,741,827 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          PAGE

Consolidated Financial Statements:

     Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008

2

Consolidated Statements of Operations for the three months ended

January 31, 2009 and January 31, 2008 and for the period from inception

(November 8, 1993) to January 31, 2009

3

Consolidated Statements of Cash Flows for the three months ended

January 31, 2009 and January 31, 2008, and for the period from inception

(November 8, 1993) to January 31, 2009

4-5

Condensed Notes to Consolidated Financial Statements

6-18

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	October 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 887,563	$ 2,228,778
Other receivables	30,382	31,741
Prepaid expenses	41,667	23,025
Total Current Assets	959,612	2,283,544

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	3,404,425	3,771,029

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $499,608 and $492,647, respectively (Note 5)	1,058,266	1,219,726

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $198,988 and $220,416, respectively (Note 3)	558,337	543,554

TOTAL ASSETS	$ 5,980,640	$ 7,817,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 89,915	$ 133,318
Accounts payable — related parties (Note 7)	10,692	—
Income tax payable	11,536	17,653
Accrued liabilities and expenses	121,707	189,663
Other liabilities	37,500	37,500
Total Current Liabilities	271,350	378,134

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 9)
Common stock, $0.01 par value; 160,000,000 shares authorized, 39,709,427 shares issued and outstanding	397,094	397,094
Additional paid-in capital	51,922,634	51,753,400
Deficit accumulated during exploration stage	(50,428,184)	(47,066,815)
Other comprehensive income (loss)	3,817,746	2,356,040
Total Stockholders’ Equity	5,709,290	7,439,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,980,640	$ 7,817,853

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31, 2009
	2009	2008

REVENUES	$ —	$ —	$ —

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	478,099	633,755	16,196,419
Depreciation and asset write-off	45,537	60,256	746,506
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	523,636	694,011	16,942,925

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	377,603	635,478	12,266,085
Office and administrative expenses	66,347	93,801	2,525,638
Professional services	307,735	320,053	10,406,352
Directors fees	64,393	160,629	2,923,812
Provision for uncollectible value-added taxes	---	---	220,416
Depreciation	5,780	6,366	205,562
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	821,858	1,216,327	28,547,865

LOSS FROM OPERATIONS	(1,345,494)	(1,910,338)	(45,490,790)

OTHER INCOME (EXPENSES)
Interest and investment income	850	89,625	836,717
Foreign currency transaction gain (loss)	(2,013,150)	(156,117)	(5,601,204)
Miscellaneous ore sales, net of expenses	---	---	134,242
Miscellaneous income	---	18	82,351
Interest and financing expense	---	---	(289,230)
TOTAL OTHER INCOME (EXPENSE)	(2,012,300)	(66,474)	(4,837,124)

LOSS BEFORE INCOME TAXES	(3,357,794)	(1,976,812)	(50,327,914)

INCOME TAXES	3,575	35,841	100,270

NET LOSS	$ (3,361,369)	$ (2,012,653)	$ (50,428,184)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign Currency translation adjustments	1,461,706	86,371	3,817,746

COMPREHENSIVE LOSS	$ (1,899,663)	$ (1,926,282)	$ (46,610,438)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.08)	$ (0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,709,427	39,392,466

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from November 8, 1993 (Inception) to January 31, 2009
	Three Month Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,361,369)	$ (2,012,653)	$ (50,428,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	51,317	66,622	954,514
Provision for uncollectible value-added taxes	—	—	220,416
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	2,009,353	156,116	5,780,389
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	82,840	1,059,946
Options issued for compensation	169,234	413,131	6,562,857
Common stock issued for directors fees	—	130,560	551,112
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,934,557
(Increase) decrease in:
Accounts receivable	—	—	—
Value added tax receivable	(71,589)	(154,300)	(980,561)
Other receivables	(1,520)	(14,862)	(38,567)
Prepaid expenses	(19,208)	(44,381)	(43,314)
Increase (decrease) in:
Accounts payable	(43,396)	28,018	89,885
Accounts payable - related parties	10,692	(68,460)	10,692
Income tax payable	(4,659)	35,841	15,583
Accrued liabilities and expenses	(55,280)	9,969	166,987
Other liabilities	3,859	(22,895)	47,135
Net cash used by operating activities	(1,312,566)	(1,394,454)	(29,614,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	7,900,000	21,609,447
Equipment purchases	(2,754)	(232,013)	(2,321,128)
Mining property acquisitions	—	—	(4,632,037)
Net cash provided by (used by) investing activities	(2,754)	7,667,987	(6,953,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—	33,379,207
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	—	476,563	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	—	476,563	37,791,280

Effect of exchange rates on cash	(25,896)	(5,631)	(336,034)

Net increase in cash and cash equivalents	(1,341,216)	6,744,465	887,563
Cash and cash equivalents beginning of period	2,228,779	1,434,487	—

Cash and cash equivalents end of period	$ 887,563	$ 8,178,952	$ 887,563

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three months ended January 31,		Period from November 8, 1993 (Inception) to January 31, 2009
	2009	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$ 4,086	$ —	$ 79,497
Interest paid	$ —	$ —	$ 286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$ —	$ —	$ 25,000
Common stock options issued for financing fees	$ —	$ —	$ 276,000
Common stock options issued for non-cash options	$ —	$ —	$ 59,220

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

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

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,428,184 from inception through January 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placements of its common stock and proceeds from warrant exercises to fund its operations.  As of January 31, 2009, the Company has working capital of $688,262, which may not be sufficient to operate over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has scaled back its exploration activities and reduced administrative costs to conserve capital while it tries to secure additional sources of capital to fund the Company's operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees.

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

NOTE 2 – BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Risk

The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account.  The commercial depository account is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account consists of short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit.  As of January 31, 2009, the Company’s fixed income investments consisted of a US Treasury bill in the amount of $750,000.   The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $15,517 and $157,843 at January 31, 2009 and October 31, 2008, respectively, are denominated in pesos and are considered uninsured. At January 31, 2009, the Company’s cash balances and marketable securities included $15,517 which was not federally insured.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 18,346,568 shares and 18,196,568 shares outstanding at January 31, 2009 and 2008, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the three months ended January 31, 2009 and 2008 were $478,099 and $633,755, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $16,196,419.

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

Foreign Operations

The accompanying balance sheet at January 31, 2009 contains Company assets in Mexico, including: $3,404,425 in mineral properties; $1,460,658 (before accumulated depreciation) of property and equipment; $558,337 in value-added tax receivable; and $15,517 of cash. Although this country is generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of January 31, 2009, the Company filed IVA tax returns with the Mexican authorities to recover approximately $663,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2007.  During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed.  The Company worked extensively with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.  In September 2008, the Company hired an IVA tax consultant that has worked for this branch of the Mexican government and has extensive experience with recovering IVA taxes.  The IVA tax consultant has performed an initial review of the IVA tax returns for 2005, 2006, and 2007 and suggested the Company eliminate certain small dollar items and items that lack clear and evident supporting documentation in an effort to expedite recovery of these IVA tax amounts.  The IVA tax consultant has prepared a revised schedule of IVA tax amounts and has started a detailed review of these items to ensure that there is clear and sufficient supporting documentation for the Mexican authorities.  The IVA tax consultant anticipates presenting the revised IVA tax returns along with detailed supporting documentation to the Mexican authorities in March 2009.  The Company has performed similar procedures on the 2008 IVA tax amounts and plans to submit these returns in conjunction with or shortly after the older returns are filed.

The IVA tax consultant and the Company have performed a detailed review of a significant portion of the IVA tax amounts.  Management of the Company believes that the Company has assembled sufficient documentation to support the IVA amounts. However, the Company anticipates that the Mexican authorities could continue to challenge items presented on the revised returns which could delay recovery of these amounts or reduce the amount

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recovered.   Accordingly, the Company has reviewed the estimated collectability of the IVA tax amounts for each year and has established an allowance for uncollectible taxes of $198,988 as of January 31, 2009.  Although the Company hopes the efforts above will help to expedite recovery of these amounts, the Company has classified the IVA tax receivable as a long-term asset on the Consolidating Balance Sheet as of January 31, 2009 and October 31, 2008 due to the uncertainty regarding the timing when these amounts will be recovered.

Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months.   As of January 31, 2009, the Company did not have marketable securities.

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

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from our normal business activities. The Company accounts for contingencies such as these in accordance with SFAS No. 5, "Accounting for Contingencies," and records an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a loss has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  The consolidated financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.   Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed as incurred.

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

Effective November 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 11 to consolidated financial statements for the fiscal year ended October 31, 2008 for discussion of FIN 48 and impact it had on the Company’s financial position and results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

On November 1, 2008, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of November 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement no. 157” (“FSP 157-2”) which delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning November 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth our financial assets and liabilities as of January 31, 2009 measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	Total	Level 1	Level 2	Level 3

Cash equivalents	$ 750,000	$ 750,000	$ —	$ —

	$ 750,000	$ 750,000	$ —	$ —

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily U.S. Treasury securities.

On November 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”).  FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company's financial position or results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements and Developments

 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement became effective November 15, 2008.  Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. SFAS 162 did not have a material impact on its financial position, results of operations, and cash flows.

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

As of January 31, 2009, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$ 11,965
Mojada 3	Purchased	5/30/2000	722.00	-
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	2,775,609
Vulcano	Purchased	8/30/2000	4.49	-
Esmeralda 1	Purchased	8/20/2001	95.50	136,406
Esmeralda	Purchased	3/20/1997	117.50	192,675
La Blanca	Purchased	8/20/2001	33.50	92,521
Fortuna	Claim Filed	12/8/1999	13.96	57,826
Mojada 2	Claim Filed	7/17/2006	3,500.00	-
El Retorno	Purchased	4/10/2006	817.65	11,621
Los Ramones	Purchased	4/10/2006	8.60	210
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	70
Dormidos	Claim Filed	4/9/2007	2,326.10	-
Agua Mojada	Claim Filed	1/26/2007	2,900.00	4,601
Alote(1)	Claim Filed	5/17/2007	3,749.00	4,573
Volcan Dolores	Purchased	9/24/2007	10.49	116,348
			19,408.41	$ 3,404,425

______________________

(1) Title for this concession is pending.

NOTE 5 - EQUIPMENT

The following is a summary of the Company's equipment at January 31, 2009 and October 31, 2008, respectively:

	January 31,	October 31,
	2009	2008
Mining equipment	$1,108,740	$1,228,133
Well equipment	28,637	31,721
Communication equipment	6,681	7,400
Buildings and structures	128,046	141,835
Vehicles	106,468	115,833
Computer equipment and software	159,834	166,730
Office equipment	9,385	10,396
Assets under construction	10,083	10,325
	1,557,874	1,712,373
Less: Accumulated depreciation	(499,608)	(492,647)
	$1,058,266	$1,219,726

Depreciation expense and write-off of property and equipment for the three months ended January 31, 2009 and 2008 was $51,317 and $66,622 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 6 – SHAREHOLDER RIGHTS PLAN

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

NOTE 7 - COMMON STOCK

During the three-months ended January 31, 2009, the Company did not issue any common stock.  The Company has accrued $10,692 for costs associated with director shares for the quarter ended January 31, 2009.  On February 9, 2009, the Company issued 32,400 shares to independent directors for services provided during the quarter ended January 31, 2009.

During the three-months ended January 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share.  In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18.  The Company also issued 48,000 shares of common stock at an average market price of $2.72 per share to its independent directors for services provided during the 4th quarter of 2007 and for the first quarter ended January 31, 2008.  The Company had accrued $68,460 as of October 31, 2008 for costs associated with director shares for the quarter ended October 31, 2008.

NOTE 8 - STOCK OPTIONS

The Company has two existing qualified stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and have a contractual term of 9 to 10 years.  Prior to October 31, 2006, most stock option grants were immediately vested at date of grant.  Subsequent grants have typically been issued with a graded vesting schedule over approximately 2 to 3 years.  Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan).  New shares are issued upon exercise of stock options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model.  Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility.  The expected term of stock options is based upon historical exercise behavior and expected exercised behavior.  The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.  The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future.  A summary of the weighted average assumptions used to value stock options for the three months ended January 31, 2009 and 2008 are as follows:

	Three months ended January 31,
Options	2009	2008

Expected volatility	—	73%
Risk-free interest rate	—	3.2% - 3.7%
Dividend yield	—	—
Expected term (in years)	—	7.0 – 10.0

No options were granted or exercised during the three months ended January 31, 2009.  The weighted-average grant-date fair value of options granted during the three months ended January 31, 2008 was $1.62.  No options were exercised during the three months ended January 31, 2008.

The following is a summary of stock option activity for the three months ended January 31, 2009 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	4,400,004	$2.56
Granted	--	--
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at January 31, 2009	4,400,004	$2.56	6.85	$--

Vested or Expected to Vest at January 31, 2009	3,933,334	$2.53	6.75	$—
Exercisable at January 31, 2009	3,933,334	$2.53	6.75	$—

NOTE 8 - STOCK OPTIONS (continued)

The Company recognized stock-based compensation costs for stock options of $169,233 and $413,131 for the three months ended January 31, 2009 and 2008, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25-1.32	200,000	1.09	$1.29	200,000	$1.29
2.15-2.85	3,950,004	7.05	2.51	3,583,334	2.52
4.30	250,000	8.38	4.30	150,000	4.30
$1.25-4.30	4,400,004	6.85	$2.56	3,933,334	$2.53

A summary of the nonvested shares as of January 31, 2009 and changes during the three months ended January 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2008	666,671	$2.01
Granted	--	--
Vested	(200,001)	1.60
Forfeited	-	-
Nonvested at January 31, 2009	466,670	$2.18

As of January 31, 2009, there was $418,494 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 1.05 years.

On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the company with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 on January 1, 2010.

Also on January18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature.

NOTE 9 - WARRANTS

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

A summary of warrant activity for the three months ended January 31, 2009 is as follows

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	13,946,564	$1.45
Issued with private placement	--	--
Issued for services	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at January 31, 2009	13,946,564	$1.45	1.99	$--

Summarized information about warrants outstanding and exercisable at January 31, 2009 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.25 - $1.75	11,985,169	1.96	$1.25
$2.00 - $2.63	1,461,395	1.94	2.39
$3.40 - $5.00	500,000	2.92	3.40
$1.25 - $5.00	13,946,564	1.99	$1.45

During the three months ended January 31, 2008, warrants for 381,250 shares were exercised at an average price of $1.25 per share for total cash proceeds of $476,563.  The warrants had a total intrinsic value of $478,438 at date of exercise.

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

Legal Contract - Litigation

In October 2008, Mineros Nortenos (“Mineros”) filed a legal action against Minera Metalin, a wholly owned subsidiary of the Company.  The action was filed in the Chihuahua Civil Court, in the state of Chihuahua Mexico.  Mineros’ complaint alleges that Minera Metalin breached an August 30, 2000 agreement between the parties regarding work and labor to be provided to the Company’s mining project and seeks to rescind the agreement and also seeks monetary damages.  The Company believes Mineros’ allegations are frivolous, without merit and the Company intends to vigorously defend the action.  The Company has contracted with a law firm in Mexico to defend the action and has a $250,000 contractual commitment to that law firm.  On November 4, 2008, the Company paid $125,000 for upfront payment under this contract

Employment Agreements

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

As discussed in Note 13, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.

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

NOTE 11 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the three months ended January 31, 2009 and 2008.

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

The Company’s provision for income taxes of $3,575 and $35,841 for the three months ended January 31, 2009  and 2008, respectively consists of current foreign income tax provision.  There was no federal or state income tax provision for the three months ended January 31, 2009 and 2008.

FIN 48 – Accounting for Uncertainty in Income Taxes

Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of uncertain tax positions.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit, November 1, 2008	$—
Additions based on tax positions related to current year	—
Additions for tax positions in prior years	—
Reductions for tax positions of prior years	—
Unrecognized Tax Benefit, January 31, 2009	$—

The Company does not have an unrecognized tax benefits as of January 31, 2009 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

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

NOTE 12 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is approximately as follows:

	January 31, 2009	October 31, 2008
Identifiable assets
Mexico	$5,041,000	$6,098,000
United States	940,000	1,720,000
	$5,981,000	$7,818,000

	For the three months ended		November 8, 1993 (Inception) To
	January 31,		January 31,
	2009	2008	2009
Net loss for the period
Mexico	$(2,660,000)	$(827,000)	$(18,623,000)
United States	(701,000)	(1,186,000)	(31,805,000)
	$(3,361,000)	$(2,013,000)	$(50,428,000)

NOTE 13 – SUBSEQUENT EVENTS

On February 9, 2009, the Company issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors for services performed for the quarter ended January 31, 2009.   As of January 31, 2009, the Company has accrued $10,692 for costs associated with director shares for the quarter ended January 31, 2009.

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

On February 11, 2009, Messrs Kramer, Pomeroy, and Hahn each entered into a compensation deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009.  In exchange for entering into the deferral agreement, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred.  The options to acquire 162,000 shares of common stock vested immediately and had a fair value of $41,196 at date of grant.

On February 11, 2009, the Company issued warrants to purchase 90,000 shares of common stock to a financial consultant as consideration for amending their consulting agreement and deferring 50% of their monthly consulting fees.  The warrants have an exercise price of $0.34 and have a contractual term of 4 years.  This amendment was part of Managements plan to conserve working capital during fiscal 2009.  The number of warrants granted was determined based upon 1.5 shares for every dollar of annual fees deferred. The warrants will vest upon approval of the American Stock Exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Metalline Mining Company,” the “Company,” “we,” “us,” “our,” or “Metalline,” we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Throughout this document we make statements that are classified as “forward-looking.”

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

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” in our Form 10-K for the fiscal year ended October 31, 2008, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Going Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,428,184 through January 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of January 31, 2009, the Company had working capital of $688,262, which may not be sufficient to operate over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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

Exploration of Silver Polymetallic Mineralization

The Company continues to explore and evaluate the Silver Polymetallic Mineralization which is located north and adjacent of the Oxide Zinc Mineralization.  The purpose of this work is to evaluate the mineralization potential of the Silver Polymetallic Mineralization and to determine whether mining of both mineral systems can be conducted. During the quarter ended April 30, 2008, a total of 3,378.7 meters of diamond drilling was completed in various areas of the property, mostly in pursuit of Silver Polymetallic targets. As disclosed in a press release dated April 24, 2008, the Company collected enough sample data to prepare an initial evaluation of silver and copper content in part of the Silver Polymetallic Mineralization. A total of 8,766 meters of diamond drill, percussion drill, and channel samples, within this sample block, were used to calculate a weighted average grade of 145 grams silver per tonne and 0.20% copper.

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

Resource Block Model Analysis

The Company has completed resource block model analyses of all additional and available data on the mineral systems at Sierra Mojada.  Block Models have been completed for the Silver Polymetallic Mineralization north of the Sierra Mojada fault and the Oxide Zinc Mineralization south of the fault.  The Silver Polymetallic block model is the first block model run on the silver, copper, lead, zinc mineralization.  The Oxide Zinc block model is an update with additional data generated since the last Oxide Zinc block model was completed.  The additional data includes data above the previous Oxide Zinc Mineralization and indicates that this upper horizon, which includes the historic Lead Manto, contains silver, zinc and lead mineralization.

The results are positive and encouraging and will be the subject of a press release as soon as we have fully evaluated and properly quantified what the models have generated.

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company. See “Risk Factors,” in our Form 10-K for the fiscal year ended October 31, 2008.

Results of Operation

For the three months ended January 31, 2009, the Company experienced a consolidated net loss of $3,361,000 or $0.08 per share, compared to a consolidated net loss of $2,013,000 or $0.05 per share during the comparable period last year. The $1,348,000 increase in consolidated net loss is primarily due to a $1,857,000 increase in foreign currency translation loss on intercompany loans to its Mexican subsidiaries.  The foreign currency translation loss was partially mitigated by a $170,000 decrease in exploration and property holding costs and a $394,000 decrease in general and administrative costs.

Exploration and property holding costs

Exploration and property holding costs decreased $170,000 or 24% to $524,000 for the three months ended January 31, 2009 compared to $694,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day.  The Company scaled back its exploration activities as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $394,000 or 32% to $822,000 for the three months ended January 31, 2009 as compared to $1,216,000 for the comparable period last year.  This decrease was primarily due to lower stock based compensation for options granted to officers and directors and lower professional fees. Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $257,000 or 40% from the comparable period in 2008 primarily due to lower stock based compensation for stock options and restricted stock grants.  Stock based compensation for stock options decreased from $337,000 in 2008 to $143,000 in 2009.  Stock based compensation was higher in 2008 due to an immediate vesting of 1/3 of 400,000 options granted to officers. In accordance with FAS 123R, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant.  During January 2008, the Company granted options to purchase 600,004 shares with a fair value of $974,608 and graded vesting period ranging from 2-3 years.  The Company recorded stock based compensation of $240,000 during 2008 related to these options as compared to $106,000 in 2009. Also stock based compensation was higher in 2008 as the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000.

Professional fees decreased $12,000 or 4% to $308,000 for the three months ended January 31, 2009 as compared to $320,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit both the Silver Polymetallic mineralization. Lower feasibility costs were offset by $125,000 of legal costs related to Mineros Nortenos lawsuit.

Directors’ fees decreased $97,000 or 60% to $64,000 for the three months ended January 31, 2009 as compared to $161,000 for the comparable period last year.  The decrease was primarily attributable to lower stock based compensation for stock options and a lower average market price of shares granted to independent directors.

Other Income (Expense)

Other Income (Expense) decreased from a $66,000 expense in 2008 to a $2,012,000 expense in 2009 primarily due to a $2,013,000 foreign currency translation loss on intercompany loans to its Mexican subsidiaries.  As of January 31, 2009, the Company had an intercompany receivable of $19.5 million from Minera which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.

Interest income was $89,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.  During the first quarter of 2008, the Company invested its excess funds in auction rate securities which had an average yield of approximately 4% to 5%.  Due to large uncertainties related to failed auctions in the auction rate securities markets, the Company sold these investments towards the end of the first quarter of 2008 and invested its excess funds in US Treasury bills and US Treasury based money market accounts.  The average yield on short-term treasury bills and money market funds was less than 0.1%.

Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2009, the Company utilized cash on hand, marketable securities, and proceeds from warrant exercises to fund its operations.  As a result, cash, cash equivalents and marketable securities decreased from $2,229,000 at October 31, 2008 to $887,000 at January 31, 2009.   During the three months ended January 31, 2009, the Company used $1,313,000 in operating activities, principally in connection with maintaining the property and continuation of exploration drilling program.

Capital Resources

As of January 31, 2009, the Company had cash, cash equivalents and marketable securities of $887,000.  Since inception, the Company has relied primarily upon proceeds from private placements of its shares of common stock and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

As discussed under the plan of operation above, the Company has suspended work on the mine plan and concentrator portions of the feasibility study while it gathers additional drilling data on the Silver Polymetallic mineralization.  As a result of the Company’s limited capital resources and the on-going weakness in the capital markets, the Company has scaled back its exploration activities and administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to three drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations through the end of its 2009 fiscal year.

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

Recent Accounting Pronouncements

On November 1, 2008, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 157, “Fair Value Measurements” ("FAS 157"). FAS 157 defines fair value, addresses how companies should measure fair value, when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of November 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations, and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement no. 157” (“FSP 157-2”) which delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning November 1, 2009. The Company does not expect the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our financial position, results of operations, and cash flows.

On November 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”).  FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company's financial position or results of operations.

 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement became effective November 15, 2008.  Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. SFAS 162 did not have a material impact on its financial position, results of operations, and cash flows.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R).   The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is based upon historical volatility of the Company’s stock.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period

The Company also used the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of January 31, 2009, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

As of January 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

There were no material changes from the risk factors as previously discussed in our Form 10-K for the year ended October 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the first fiscal quarter and as of March 4, 2009, excluding transactions that were previously reported in a previous Form 10-K or a Form 8-K.

On February 9, 2009 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors (each an accredited investor) for services performed for the quarter ended January 31, 2009.   These shares were issued in consideration for services.  The shares were issued in reliance on the exemption from registration contained in Sections 4(2) and 4(6) of the 1933 Act.  No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

In the definitive proxy statement for our annual meeting of shareholders held on April 18, 2008, we advised our shareholders that we expected to hold our next annual meeting in April 2009.  We do not intend to hold an annual meeting of shareholders in April 2009 and have not yet determined when we will hold our next meeting of shareholders.  As described in our February 27, 2008 proxy statement, shareholders may submit proposals for consideration at the next annual meeting of shareholders to our corporate office at 1330 E. Margaret Ave., Coeur d'Alene, ID 83815, and should do so by June 1, 2009.

Item 6.  EXHIBITS

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

10.1	Professional Services Agreement with Lics. Armando Lopez and Maria Garza [3]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________

(1)

Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)

Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)

Incorporated by reference from Form 10-K, filed February 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Date: March 16, 2009

By: /s/ Merlin Bingham

Merlin Bingham,

President and Principal Executive Officer

Date: March 16, 2009

 By: /s/ Robert Devers

Robert Devers,

Chief Financial Officer and Principal Accounting Officer

EXHIBIT 31.1

Certifications:

I, Merlin Bingham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metalline Mining Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: March 16, 2009	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 31.2

Certifications:

I, Robert J. Devers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metalline Mining Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: March 16, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer

EXHIBIT 32.1

Certification of Principal Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2009	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 32.2

Certification of Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer