Form 10-Q
period 2009-04-30
METALLINE MINING CO
filed 2009-06-15
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of June 10, 2009, there were 40,460,227 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as April 30, 2009 and October 31, 2008	2

Consolidated Statements of Operations for the three and six months ended April 30, 2009 and April 30, 2008, and for the period from inception (November 8, 1993) to April 30, 2009	3

Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and April 30, 2008, and for the period from inception (November 8, 1993) to April 30, 2009	4-5

Notes to Consolidated Financial Statements	6-19

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	April 30, 2009	October 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 404,496	$ 2,228,778
Other receivables	29,858	31,741
Prepaid income taxes	14,760	—
Prepaid expenses	26,937	23,025
Total Current Assets	476,051	2,283,544

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	3,533,088	3,771,029

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $566,372 and $492,647, respectively (Note 5)	1,048,090	1,219,726

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $206,508 and $220,416, respectively (Note 3)	622,803	543,554

TOTAL ASSETS	$ 5,680,032	$ 7,817,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 64,001	$ 133,318
Income tax payable	7,061	17,653
Deferred salaries and costs	127,134	—
Accrued liabilities and expenses	171,734	189,663
Other liabilities	37,500	37,500
Total Current Liabilities	407,430	378,134

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 9)
Common stock, $0.01 par value; 160,000,000 shares authorized, 40,460,227 and 39,709,427 shares issued and outstanding, respectively	404,602	397,094
Additional paid-in capital	52,400,475	51,753,400
Deficit accumulated during exploration stage	(50,806,969)	(47,066,815)
Other comprehensive income (loss)	3,274,494	2,356,040
Total Stockholders’ Equity	5,272,602	7,439,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,680,032	$ 7,817,853

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30, 2009
	2009	2008	2009	2008

REVENUES	$ —	$ —	$ —	$ —	$ —

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	320,289	753,921	798,388	1,387,676	16,516,708
Depreciation and asset write-off	43,138	45,947	88,675	106,203	789,644
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	363,427	799,868	887,063	1,493,879	17,306,352

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	461,760	472,064	839,364	1,107,542	12,727,846
Office and administrative expenses	69,619	195,312	135,965	289,112	2,595,257
Professional services	120,916	551,778	428,651	871,831	10,527,267
Directors fees	103,645	163,293	168,038	323,922	3,027,457
Provision for uncollectible value-added taxes	---	---	---	---	220,416
Depreciation	5,845	6,610	11,625	12,976	211,407
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	761,785	1,389,057	1,583,643	2,605,383	29,309,650

LOSS FROM OPERATIONS	(1,125,212)	(2,188,925)	(2,470,706)	(4,099,262)	(46,616,002)

OTHER INCOME (EXPENSES)
Interest and investment income	329	32,727	1,178	122,353	837,045
Foreign currency transaction gain (loss)	733,120	481,990	(1,280,029)	325,874	(4,868,084)
Miscellaneous ore sales, net of expenses	---	---	---	---	134,242
Miscellaneous income	---	---	---	17	82,351
Interest and financing expense	---	---	---	---	(289,230)
TOTAL OTHER INCOME (EXPENSE)	733,449	514,717	(1,278,851)	448,244	(4,103,676)

LOSS BEFORE INCOME TAXES	(391,763)	(1,674,208)	(3,749,557)	(3,651,018)	(50,719,678)

INCOME TAXES	(12,979)	4,350	(9,403)	40,192	87,291

NET LOSS	$ (378,784)	$ (1,678,558)	$ (3,740,154)	$ (3,691,210)	$ (50,806,969)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	(543,252)	(284,817)	918,454	(198,446)	3,274,494

COMPREHENSIVE LOSS	$ (922,036)	$ (1,963,375)	$ (2,821,700)	$ (3,889,656)	$ (47,532,475)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.04)	$ (0.09)	$ (0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,754,694	39,612,587	39,731,686	39,503,884

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from November 8, 1993 (Inception) to April 30, 2009
	Six Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,740,154)	$ (3,691,210)	$ (50,806,969)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	100,235	119,223	1,003,432
Provision for uncollectible value-added taxes	—	—	220,416
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	1,204,449	(319,909)	4,975,485
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	82,840	1,059,946
Options issued for compensation	463,643	956,863	6,857,265
Common stock issued for directors fees	19,440	190,824	570,552
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,934,557
(Increase) decrease in:
Accounts receivable	—	—	—
Value added tax receivable	(112,731)	(263,887)	(1,021,703)
Other receivables	129	(9,880)	(36,918)
Prepaid taxes and expenses	(18,936)	(247,274)	(43,042)
Increase (decrease) in:
Accounts payable	(69,313)	115,329	63,969
Accounts payable - related parties	—	(68,460)	—
Income tax payable	(9,411)	(16,112)	10,831
Accrued liabilities and expenses	(7,370)	131,301	214,897
Deferred salaries and costs	127,134	—	127,134
Other liabilities	2,349	(23,109)	45,625
Net cash used by operating activities	(2,040,536)	(3,043,461)	(30,342,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	7,900,000	21,609,447
Equipment purchases	(4,108)	(299,785)	(2,322,482)
Mining property acquisitions	—	—	(4,632,037)
Net cash provided by (used by) investing activities	(4,108)	7,600,215	(6,954,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	171,500	—	33,550,707
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	—	476,563	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	171,500	476,563	37,962,780

Effect of exchange rates on cash	48,862	(13,316)	(261,277)

Net increase in cash and cash equivalents	(1,824,282)	5,020,001	404,496
Cash and cash equivalents beginning of period	2,228,778	1,434,487	—

Cash and cash equivalents end of period	$ 404,496	$ 6,454,488	$ 404,496

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30, 2009
	2009	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$ 14,219	$ 29,328	$ 89,630
Interest paid	$ —	$ —	$ 286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$ —	$ —	$ 25,000
Common stock options issued for financing fees	$ —	$ —	$ 276,000
Common stock options issued for non-cash options	$ —	$ —	$ 59,220

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

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,806,969 from inception through April 30, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of April 30, 2009, the Company has working capital of $68,621, which may not be sufficient to fund the Company’s operations over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has scaled back its exploration activities and reduced administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees. In addition, a financial consultant has agreed to defer 50% of his monthly fee. As of April 30, 2009, the Company has deferred total salaries, fees, and costs of $127,134 and this amount is included in deferred salaries and costs on the Company’s consolidating balance sheet.

Management is exploring various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. The weak US and global economy combined with instability in global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all.  If we are unable to fund

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS (continued)

future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex LLC (formerly American Stock Exchange (the "Exchange")) which could result in the delisting of our common stock from the Exchange. The notice stated that Metalline does not currently meet Section 1003(a)(iii) of the NYSE Amex LLC Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline is not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature.

On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards.  As of June 10, 2009, the Exchange staff has not provided a response to the Company’s plan of compliance and there can be no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe.

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

Operating results for the three-months and six-months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account.  The commercial depository account and bank deposits held in the brokerage account are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account typically includes short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit.  As of April 30, 2009, the Company did not hold any fixed income investments.   The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $142,442 and $157,843 at April 30, 2009 and October 31, 2008, respectively, are denominated in pesos and are considered uninsured. At April 30, 2009, the Company’s cash balances and marketable securities included $142,442 which was not federally insured.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 19,395,187 shares and 18,246,568 shares outstanding at April 30, 2009 and 2008, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the six months ended April 30, 2009 and 2008 were $798,388 and $1,387,676, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $16,516,708.

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

Foreign Operations

The accompanying balance sheet at April 30, 2009 contains Company assets in Mexico, including: $3,533,088 in mineral properties; $1,517,246 (before accumulated depreciation) of property and equipment; $662,803 in value-added tax receivable; and $142,442 of cash. Although this country is generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of April 30, 2009, the Company filed IVA tax returns with the Mexican authorities to recover approximately $621,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2007.  During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed.  The Company worked extensively with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.  In September 2008, the Company hired an IVA tax consultant that has worked for this branch of the Mexican government and has extensive experience with recovering IVA taxes.  The IVA tax consultant has performed an initial review of the IVA tax returns for 2005, 2006, and 2007 and suggested the Company eliminate certain small dollar items and items that lack clear and evident supporting documentation in an effort to expedite recovery of these IVA tax amounts.  The IVA tax consultant has prepared a revised schedule of IVA tax amounts and has completed a detailed review of these items to ensure that there is clear and sufficient supporting documentation for the Mexican authorities.  The Company presented the revised IVA tax returns along with detailed supporting documentation to the Mexican authorities in March 2009.  The Company has performed similar procedures on the 2008 IVA tax amounts and has submitted six months of returns for 2008.  Management of the Company believes that the Company has assembled sufficient documentation to support the IVA amounts. However, the Company anticipates that the Mexican authorities could continue to challenge items presented on the revised returns which could delay recovery of these amounts or reduce the amount recovered.

Accordingly, the Company has reviewed the estimated collectability of the IVA tax amounts for each year and established an allowance for uncollectible taxes of $220,416 at October 31, 2009.  As of April 30, 2009, the Company continues to maintain the allowance for uncollectible account of $206,508.   Although the Company hopes the efforts above will help to expedite recovery of these amounts, the Company has classified the IVA tax receivable as a long-term asset on the Consolidating Balance Sheet as of April 30, 2009 and October 31, 2008 due to the uncertainty regarding the timing when these amounts will be recovered.

In June 2009, the Company received a notice from the Mexican authorities requesting further information on the IVA tax returns filed in March 2009.  The Company is currently gathering the requested information and hopes to present this information shortly to the Mexican authorities.

Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months.   As of April 30, 2009, the Company did not have marketable securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth our financial assets and liabilities as of April 30, 2009 measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	Total	Level 1	Level 2	Level 3

Cash equivalents	$ —	$ —	$ —	$ —

	$ —	$ —	$ —	$ —

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. As of April 30, 2009, the Company did not have any cash equivalents that were required to be reported under FAS 157.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

NOTE 4 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)

As of April 30, 2009, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$ 12,417
Mojada 3	Purchased	5/30/2000	722.00	-
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	2,880,509
Vulcano	Purchased	8/30/2000	4.49	-
Esmeralda 1	Purchased	8/20/2001	95.50	141,561
Esmeralda	Purchased	3/20/1997	117.50	199,956
La Blanca	Purchased	8/20/2001	33.50	96,018
Fortuna	Claim Filed	12/8/1999	13.96	60,011
Mojada 2	Claim Filed	7/17/2006	3,500.00	-
El Retorno	Purchased	4/10/2006	817.65	12,060
Los Ramones	Purchased	4/10/2006	8.60	218
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	73
Dormidos	Claim Filed	4/9/2007	2,326.10	-
Agua Mojada	Claim Filed	1/26/2007	2,900.00	4,774
Alote(1)	Claim Filed	5/17/2007	3,749.00	4,746
Volcan Dolores	Purchased	9/24/2007	10.49	120,745
			19,408.41	$ 3,533,088

______________________

(1) Title for this concession is pending.

NOTE 5 - EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2009 and October 31, 2008, respectively:

	April 30,	October 31,
	2009	2008
Mining equipment	$1,150,642	$1,228,133
Well equipment	29,720	31,721
Communication equipment	6,933	7,400
Buildings and structures	132,885	141,835
Vehicles	109,755	115,833
Computer equipment and software	162,938	166,730
Office equipment	9,740	10,396
Assets under construction	11,849	10,325
	1,614,462	1,712,373
Less: Accumulated depreciation	(566,372)	(492,647)
	$1,048,090	$1,219,726

Depreciation expense and write-off of property and equipment for the six months ended April 30, 2009 and 2008 was $100,300 and $119,179 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

NOTE 5 – EQUIPMENT (continued)

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

NOTE 7 - COMMON STOCK

In April 2009, the Company completed a private placement of 686,000 units at $.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from this placement were $171,500.

During the six-months ended April 30, 2009, the Company issued 64,800 shares of common stock at an average market price of $0.30 per share to its independent directors for services provided during the quarters ended January 31, 2009 and April 30, 2009.  The Company had accrued $10,692 as of January 31, 2009 for costs associated with director shares for the quarter ended January 31, 2009.

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

NOTE 8 - STOCK OPTIONS

The Company has two existing qualified stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2001 Equity Incentive Plan (the “2001 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and have a contractual term of 9 to 10 years.  Prior to October 31, 2006, most stock option grants were immediately vested at date of grant.  Subsequent grants have typically been issued with a graded vesting schedule over approximately 2 to 3 years.  Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan).  New shares are issued upon exercise of stock options.

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

NOTE 8 - STOCK OPTIONS (continued)

  A summary of the weighted average assumptions used to value stock options for the six months ended April 30, 2009 and 2008 are as follows:

	Six months ended April 30,
Options	2009	2008

Expected volatility	83%	73%
Risk-free interest rate	2.2%	3.2% - 3.7%
Dividend yield	—	—
Expected term (in years)	7.0	7.0 – 10.0

The weighted-average grant-date fair value of options granted during the six months ended April 30, 2009 and April 30, 2008 was $0.25 and $1.65, respectively.  No options were exercised during the six months ended April 30, 2009 and April 30, 2008.

The following is a summary of stock option activity for the six months ended April 30, 2009 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	4,400,004	$2.56
Granted	705,619.34
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at April 30, 2009	5,105,623	$2.25	7.05	$--

Vested or Expected to Vest at April 30, 2009	4,638,953	$2.20	7.01	$—
Exercisable at April 30, 2009	4,638,953	$2.20	7.01	$—

The Company recognized stock-based compensation costs for stock options of $463,644 and $956,863 for the six months ended April 30, 2009 and 2008, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 8 - STOCK OPTIONS (continued)

Summarized information about stock options outstanding and exercisable at April 30, 2009 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.34	705,619	9.79	$0.34	705,619	$0.34
1.25-1.32	200,000.85		1.29	200,000	1.29
2.15-2.85	3,950,004	6.80	2.51	3,583,334	2.52
4.30	250,000	8.14	4.30	150,000	4.30
$.34-4.30	5,105,623	7.05	$2.25	4,638,953	$2.20

A summary of the nonvested shares as of April 30, 2009 and changes during the six months ended April 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2008	666,671	$2.01
Granted	705,619	0.25
Vested	(905,620)	0.55
Forfeited	-	-
Nonvested at April 30, 2009	466,670	$2.18

As of April 30, 2009, there was $303,519 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.89 years.

On February 11, 2009, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  The executive officers and corporate employees entered into these agreements as part of managements’ overall plan to conserve working capital during fiscal 2009.  In consideration for our executive officers and corporate employees agreeing to deter a portion of their salaries, the Compensation Committee recommended and the Board of Directors granted options to acquire an aggregate of 543,619 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred.  The options vested immediately and had a fair value of $138,240 at date of grant.

On February 11, 2009, Messrs Kramer, Pomeroy, and Hahn entered into a deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating fund to continue its operations.  The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009.  In consideration  for deferring their directors’ fees, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred.  The options to acquire 162,000 shares of common stock vested immediately and had a fair value of $41,196 at date of grant.

NOTE 8 - STOCK OPTIONS (continued)

On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years.  The options vested 1/3 at date of grant, 1/3 on January 1, 2009 and 1/3 will vest on January 1, 2010.

Also on January 18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years.  The options vested 1/3 on December 31, 2008, 1/3 will vest on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature.

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

A summary of warrant activity for the six months ended April 30, 2009 is as follows

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	13,946,564	$1.45
Issued with private placement	343,000	0.50
Issued for services	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at April 30, 2009	14,289,564	$1.42	1.78	$--

Summarized information about warrants outstanding and exercisable at April 30, 2009 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price
$.50	343,000	3.00	$.50
$1.25 - $1.75	11,985,169	1.72	$1.25
$2.00 - $2.63	1,461,395	1.69	2.39
$3.40 - $5.00	500,000	2.68	3.40
$.50 - $5.00	14,289,564	1.78	$1.42

NOTE 9 – WARRANTS (continued)

During the six months ended April 30, 2008, warrants for 381,250 shares were exercised at an average price of $1.25 per share for total cash proceeds of $476,563.  The warrants had a total intrinsic value of $478,438 at date of exercise.

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

Effective January 1, 2007, Merlin Bingham, Roger Kolvoord, and Terry Brown entered into Executive Employment Agreements with the Company pursuant to which they would receive a base annual salary of $206,000, $187,000, and $125,000, respectively.  The employment agreements had an initial term of 1 year with automatic renewal for an additional year at each anniversary.  The employment agreements also provide for twelve months of severance in the event the agreement is not renewed for the calendar year following a change in control.

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

Deferred Salaries & Directors Fees

As discussed in Note 8, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 in order to help the Company conserve working capital.  Similarly, the Company’s three independent directors entered into a deferral agreements with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009. The Company will continue to defer these costs until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  As of April 30, 2009, the Company had accrued $127,134 of salaries, directors fees and other financial consulting costs and has recorded this liability on its consolidated balance sheet.

Royalty Agreement

In connection with the purchase of certain mining concessions, the Company has agreed to pay the previous owners a net royalty interest on revenue from future mineral sales.

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the six months ended April 30, 2009 and 2008.

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

The Company’s provision for income taxes for the six months ended April 30, 2009 consisted of a tax credit of $9,403 related to a provision to return true-up for foreign income taxes for the calendar year ended December 31, 2008.  The Company’s provision for income taxes of $40,192 for the six months ended April 30, 2009 consists of current foreign income tax provision.  There was no federal or state income tax provision for the six months ended April 30, 2009 and 2008.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit, November 1, 2008	$—
Additions based on tax positions related to current year	—
Additions for tax positions in prior years for tax positions of prior years	—
Reductions for tax positions of prior years for tax positions of prior years	—
Unrecognized Tax Benefit, April 30, 2009	$—

The Company does not have an unrecognized tax benefits as of April 30, 2009 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

NOTE 11 – INCOME TAXES (continued)

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

NOTE 12 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is approximately as follows:

	April 30, 2009	October 31, 2008
Identifiable assets
Mexico	$5,368,000	$6,098,000
United States	312,000	1,720,000
	$5,680,000	$7,818,000

	For the six months ended		November 8, 1993 (Inception) To
	April 30,		April 30,
	2009	2008	2009
Net loss for the period
Mexico	$(2,279,000)	$(1,070,000)	$(18,242,000)
United States	(1,461,000)	(2,621,000)	(32,565,000)
	$(3,740,000)	$(3,691,000)	$(50,807,000)

NOTE 13 – SUBSEQUENT EVENTS

On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex LLC (formerly American Stock Exchange (the "Exchange")) which could result in the delisting of our common stock from the Exchange. The notice stated that Metalline does not currently meet Section 1003(a)(iii) of the NYSE Amex LLC Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline is not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature. Metalline submitted a plan of compliance on June 1, 2009 addressing how we intend to regain compliance with the Exchange's continued listing standards. As of June 10, 2009, the Exchange staff has not provided a response to the Company’s plan and there can be no assurance that the Exchange staff will accept Metalline's plan of compliance or that, even if such plan is accepted, Metalline will be able to implement the plan within the prescribed timeframe.

As of June 10, 2009, the Company has received private placement commitments to purchased 850,040 units at $.25 per unit for total net proceeds of $212,510. Each unit will consist of one share of common stock and one half of a warrant and each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  The Company expects to close this private placement upon approval from the NYSE Amex Stock Exchange.

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

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” below and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Going Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,806,969 from inception through April 30, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of April 30, 2009, the Company has working capital of $68,621 which may not be sufficient to fund the Company’s operations over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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

Feasibility Study- Oxide Zinc Mineralization

The primary activity of the Company is to complete a feasibility study and to evaluate the engineering factors and economics of mining the Oxide Zinc Mineralization and/or Silver Polymetallic Mineralization in our Sierra Mojada concessions. This task consists in part of performing the required technical tasks and in part of properly documenting, in accordance with generally accepted engineering guidelines: (i) norms, and procedures; (ii) the manner in which the tasks were performed; and (iii) the results of the ensuing analysis. Much of this work is iterative in nature and results of one task often requires modification of the work in some other task, and resulting modifications in the documentation of all impacted tasks.  The final feasibility study becomes a summary document that reflects the important conclusion of detailed reports on the various technical tasks.  For the format that we are using the detailed studies are termed Complimentary Reports.  The Complimentary Reports include reports on:  (i) the geology of the Sierra Mojada area and the methods used to evaluate the mineralization; (ii) the resource model that provides an estimate of the size and grade of the mineralized volume, including a detailed discussion of the geostatistical methods used to create the estimate; (iii) the geotechnical results including a detailed discussion of how the geotechnical data were acquired and how they are interpreted; and (iv) a hydrology report on the water supply for the area.

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

Furthermore, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault.  This mineralization would be mined during stripping to access the Oxide Zinc Mineralization.  The Company has been actively evaluating the Silver Polymetallic Mineralization and has recently announced the results of preliminary resource modeling on this deposit..  The Company’s current drilling efforts are primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a comprehensive resource model.

The Silver Polymetallic Mineralization might require a different processing plant to recover the contained metals than required for the Oxide Zinc mineralization.  The Company needs to gain a complete understanding of the size, grade and metallurgical character of this potentially large silver-rich mineralization in order to understand the impact on the economics of mining the Oxide Zinc Mineralization by open pit. If the Silver Polymetallic Mineralization can be exploited separately or in the course of developing the Oxide Zinc Mineralization, there is potentially an additional, very positive, economic impact on the overall project.

Accordingly, the Company has suspended all work on the feasibility study while gathering the drilling data required to support additional engineering studies on potential open pit mining of the deposit.

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

Resource Block Model Analysis

The Company has recently completed interim resource block model analyses on both the Silver Polymetallic Mineralization north of the Sierra Mojada fault and the Oxide Zinc Mineralization south of the fault.  The Silver Polymetallic block model is the first block model run on the silver, copper, lead, zinc mineralization.  The Oxide Zinc block model is an update with additional data generated since the last Oxide Zinc block model was completed.

As disclosed in a press release dated April 1, 2009, the Company announced that it had completed an initial block model analysis on the Silver Polymetallic Mineralization (or Northside Zone as it is referred to in the press release). The initial block model was calculated upon 3D modeling of 16,604 composite samples from 5,301 drill holes and other sample locations.  The block model analysis showed that there are at least 30,263 blocks representing 5,910,742 cubic meters of material with satisfactory drill hole density that had an interpolated drill hole assay of 98.0 grams silver per tonne and 2.79% zinc.

As disclosed in a press release dated May 14, 2009, the Company announced that it had completed a revised block model analysis of the Zinc Oxide Mineralization (or Southside Zone as it is referred to in the press release) based upon additional sample data generated since the last Zinc Oxide block model was completed.  The block model  results for the Southside Zinc Oxide Zone estimate that the zone contains more than 24,270,000 cubic meters of material averaging 4.7% zinc and 12.7 grams silver per tonne above a 1% zinc cutoff.  The zinc oxide material has very high porosity and bulk density measurements based upon many hundreds of core and rock samples estimate the average in-place density to be 2.54 metric tons per cubic meter. The block model was calculated based upon 3D block modeling of the results from 577 diamond drill holes, 2886 percussion drill holes, and 8726 channel samples, for a total of about 108,000 samples.

The interim block models described above are used to help refine our drilling program. Additional drilling is required in both the Silver Polymetallic Mineralization and the Zinc Oxide Mineralization to provide acceptable certainty for economic and engineering studies. Because we have not yet completed drilling in the area, the results of all block models are preliminary and are expected to change as more data is available.

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

Results of Operation

Three Months Ended April 30, 2009 and April 30, 2008

For the three months ended April 30, 2009, the Company experienced a consolidated net loss of $379,000 or $0.01 per share, compared to a consolidated net loss of $1,679,000 or $0.04 per share during the comparable period last year.  The $1,300,000 decrease in consolidated net loss is primarily due to a $437,000 decrease in exploration and property holding costs and a $627,000 decrease in general and administrative costs.  A $251,000 increase in foreign currency translation gain also contributed to the lower net loss.

Exploration and property holding costs

Exploration and property holding costs decreased $437,000 or 55% to $363,000 for the three months ended April 30, 2009 compared to $800,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day six days per week to two drills operating at one shift per day on a five day week basis.  The Company scaled back its exploration activities at the end of fiscal 2008 as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $627,000 or 45% to $762,000 for the three months ended April 30, 2009 as compared to $1,389,000 for the comparable period last year.  This decrease was primarily due to a $431,000 decrease in professional fees and a $125,000 decrease in office and administrative costs.  Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $10,000 or 2% from the comparable period in 2008.  Stock based compensation related to stock options was slightly lower at $226,000 in 2009 as compared to $231,000 during the comparable period in 2008.  Lower stock based compensation from earlier stock option grants was offset by $138,000 of additional stock based compensation from 543,619 options issued to executive officers and corporate employees in consideration for entering into salary deferral agreements.  Included in salaries and payroll expense for the three months ended April 30, 2009 is $85,134 of deferred salaries for executive officers and corporate employees.  As discussed in more detail under liquidity and capital resources section below, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  Accordingly, the Company has accrued $85,134 of deferred salaries and has recorded a corresponding liability on the Company’s consolidated balance sheet.

Office and administrative expenses decreased $125,000 or 64% to $70,000 for the three months ended April 30, 2009 as compared to $195,000 for the comparable period last year.  Lower travel costs, stock exchange related fees, and shareholder relations costs all contributed to this decline.

Professional services decreased $431,000 or 78% to $121,000 for the three months ended April 30, 2009 as compared to $552,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit the Silver Polymetallic mineralization. Also, in 2008, the Company recognized $237,000 of stock based compensation for 150,000 options granted to our Mexican Legal Counsel.

Directors’ fees decreased $59,000 or 36% to $104,000 for the three months ended April 30, 2009 as compared to $163,000 for the comparable period last year.  The decrease was primarily attributable to a lower average market price of shares granted to independent directors. Included in directors fee expense for the three months ended April 30, 2009 is $27,000 of deferred directors’ fees.  As part of the Company’s effort to conserve cash, the independent directors have agreed to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  Accordingly, the Company has accrued $27,000 of directors’ fees for the quarter ended April 30, 2009 and has recorded a corresponding liability on the Company’s consolidated balance sheet.

Other Income (Expense)

Other Income increased from a $515,000 income in 2008 to a $733,000 income in 2009 primarily due to a $251,000 increase in foreign currency translation gain on intercompany loans to its Mexican subsidiaries.  During the three months ended April 30, 2009, the Mexican Peso to U.S. dollar exchange rate decreased from 14.28 pesos per USD to 13.76 pesos per USD resulting in a gain of $733,000 whereas the exchange rate fluctuation in 2008 was slightly lower.  As of April 30, 2009, the Company has a $20 million dollar intercompany receivable from Minera.

Interest income was $33,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.

Six Months Ended April 30, 2009 and April 30, 2008

For the six months ended April 30, 2009, the Company experienced a consolidated net loss of $3,740,000 or $0.09 per share, compared to a consolidated net loss of $3,691,000 or $0.09 per share during the comparable period last year.  Significant reductions in exploration costs and general and administrative expenses of $607,000 and $1,021,000 respectively were completely offset by a $1,606,000 increase in foreign currency translation loss and a $121,000 decline in interest and investment income.

Exploration and property holding costs

Exploration and property holding costs decreased $607,000 or 41% to $887,000 for the six months ended April 30, 2009 compared to $1,494,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day six days per week to two drills operating at one shift per day on a five day week basis.  The Company scaled back its exploration activities at the end of fiscal 2008 as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $1,021,000 or 39% to $1,584,000 for the six months ended April 30, 2009 as compared to $2,605,000 for the comparable period last year.  This decrease was primarily due to lower stock based compensation for options granted to officers and directors and lower professional fees. Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $269,000 or 24% from the comparable period in 2008 primarily due to lower stock based compensation for stock options and restricted stock grants.  Stock based compensation for stock options decreased from $568,000 in 2008 to $369,000 in 2009 primarily due to a decrease in the average fair value of option recognized during the period.  As discussed in Note 8 to the consolidated financial statements and in accordance with FAS 123R, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant.  During 2009, the weighted average fair value of options vested was $.55 per option as compared to $1.56 per option vested during the comparable period in 2008.  Also stock based compensation associated with restricted stock grants was higher in 2008 as the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000.

Professional fees decreased $443,000 or 51% to $429,000 for the six months ended April 30, 2009 as compared to $872,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit the Silver Polymetallic mineralization. Also, in 2008, the Company recognized $237,000 of stock based compensation for 150,000 options granted to our Mexican legal counsel.  Lower feasibility costs and the decrease in stock based compensation mentioned above were partially offset by $125,000 of legal costs related to Mineros Nortenos lawsuit.

Directors’ fees decreased $156,000 or 48% to $168,000 for the six months ended April 30, 2009 as compared to $324,000 for the comparable period last year.  The decrease was primarily attributable to lower stock based compensation for stock options and a lower average market price of shares issued to independent directors.

Other Income (Expense)

Other Income (Expense) decreased from a $448,000 income in 2008 to a $1,279,000 expense in 2009 primarily due to a $1,280,000 foreign currency translation loss on intercompany loans to its Mexican subsidiaries.  As of April 30, 2009, the Company had an intercompany receivable of $20 million from Minera which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.

Interest income was $121,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.  During the first quarter of 2008, the Company invested its excess funds in auction rate securities which had an average yield of approximately 4% to 5%.  Due to large uncertainties related to failed auctions in the auction rate securities markets, the Company sold these investments towards the end of the first quarter of 2008 and invested its excess funds in US Treasury bills and US Treasury based money market accounts.  The average yield on short-term treasury bills and money market funds was less than 0.1%.

Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2009, the Company primarily utilized cash and cash equivalents to fund its operations which primarily consist of development and exploration of the Sierra Mojada property.  As a result, cash, cash equivalents and marketable securities decreased from $2,229,000 at October 31, 2008 to $404,000 at April 30, 2009.   During the six months ended April 30, 2009, the Company’s cash flows used in operations was $2,041,000 as compared to $3,043,000 for the comparable period in 2008.  This $1,002,000 decrease is primarily due to the Company’s efforts to reduce operating costs and conserve working capital.  During the six months ended April 30, 2009, the Company received $171,500 of proceeds from the sale of common stock and warrants through a private placement whereas in the 2008 period, the Company received $476,563 of proceeds from the exercise of stock warrants.

Capital Resources

As of April 30, 2009, the Company had cash, cash equivalents and marketable securities of $404,000.  Since inception, the Company has relied primarily upon proceeds from private placement of its shares and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex LLC (formerly American Stock Exchange (the "Exchange")) which could result in the delisting of our common stock from the Exchange. The notice stated that Metalline does not currently meet Section 1003(a)(iii) of the NYSE Amex LLC Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline is not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature. Metalline submitted a plan of compliance on June 1, 2009 addressing how we intend to regain compliance with the Exchange's continued listing standards. As of June 10, 2009, the Exchange staff has not provided a response to the Company’s plan and there can be no assurance that the Exchange staff will accept Metalline's plan of compliance or that, even if such plan is accepted, Metalline will be able to implement the plan within the prescribed timeframe.  The Company’s ability to raise additional capital may be impacted if the Company’s common stock is delisted from the Exchange.

Capital Requirements and Liquidity; Need for Subsequent Funding

As discussed under its plan of operation above, the Company has suspended work on mine plan and concentrator portions of the feasibility study while it gathers additional drilling data on the Silver Polymetallic mineralization.  As a result of the Company’s limited capital resources and the on-going weakness in the capital markets, the Company has scaled back its exploration activities and administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations through the end of its 2009 fiscal year.

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

Recent Accounting Pronouncements

On November 1, 2009, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 157, “Fair Value Measurements” ("FAS 157"). FAS 157 defines fair value, addresses how companies should measure fair value, when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of November 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations, and cash flows.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of April 30, 2009, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

As of April 30, 2009, our management carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of April 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter ended April 30, 2009, there have been no material developments with respect to the Mineros Nortenos legal action that was initially disclosed in our Form 10-K for the year ended October 31, 2008.

Item 1A. RISK FACTORS

Except as described below there were no material changes from the risk factors included our Form 10-K for the year ended October 31, 2008.

Our common stock may be delisted from the NYSE Amex LLC (formerly American Stock Exchange) and if it is delisted, it will likely adversely impact our ability to raise capital.

Although our common stock is currently quoted on the NYSE Amex, at April 30, 2009 our stockholders’ equity was $5,272,602.  On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex LLC which could result in the delisting of our common stock from the Exchange. The notice stated that Metalline does not currently meet Section 1003(a)(iii) of the NYSE Amex LLC Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline is not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature.  On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards. However, there can be no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult, may raise liquidity issues for current investors and may place some of our existing obligations into default.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the second fiscal quarter and as of June 4, 2009, excluding transactions that were previously reported in a Form 10-Q or a Form 8-K.

On April 30, 2009, we issued an aggregate of 686,000 units, with each unit consisting of one share of common stock and one half of a warrant, to eight accredited investors through a private placement.   Each whole warrant is exercisable for three years at an exercise price of $0.50.  The units were purchased at $0.25 per unit, for total net proceeds to the Company of $171,500.  We relied on the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder for this issuance. No commissions or other remuneration were paid in connection with this issuance.

On April 30, 2009 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors (each an accredited investor) for services performed for the quarter ended April 30, 2009.   These shares were issued under our 2006 Stock Option Plan and issued in consideration for services.  The shares were issued in reliance on the exemptions from registration contained in Section 4(2) and 4(6) of the 1933 Act.  No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

10.1	Form of Salary Deferral Agreement[1]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________

(1)

Incorporated by reference from Form 10-K, filed February 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Dated: June 12, 2009	By	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Dated: June 12, 2009	By	/s/ Robert Devers
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

Dated: June 12, 2009	By	/s/ Merlin Bingham
Merlin Bingham, President

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

Dated: June 12, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer

EXHIBIT 32.1

Certification of Principal Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 12, 2009	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 32.2

Certification of Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 12, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer