Form 10-Q
period 2009-07-31
METALLINE MINING CO
filed 2009-09-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes o   No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of September 8, 2009, there were 45,098,579 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as July 31, 2009 and October 31, 2008	2

Consolidated Statements of Operations for the three and nine months ended July 31, 2009 and July 31, 2008, and for the period from inception (November 8, 1993) to July 31, 2009	3

Consolidated Statements of Cash Flows for the nine months ended July 31, 2009 and July 31, 2008, and for the period from inception (November 8, 1993) to July 31, 2009	4-5

Notes to Consolidated Financial Statements	6-21

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	July 31, 2009	October 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 880,229	$ 2,228,778
Other receivables	14,186	31,741
Prepaid expenses	22,173	23,025
Total Current Assets	916,588	2,283,544

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	3,668,147	3,771,029

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $633,473 and $492,647, respectively (Note 5)	1,038,988	1,219,726

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $214,403 and $220,416, respectively (Note 3)	681,158	543,554

TOTAL ASSETS	$ 6,304,881	$ 7,817,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 84,100	$ 133,318
Income tax payable	1,022	17,653
Deferred salaries and costs	257,394	—
Accrued liabilities and expenses	254,007	189,663
Other liabilities	37,500	37,500
Total Current Liabilities	634,023	378,134

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 9)
Common stock, $0.01 par value; 160,000,000 shares authorized, 44,562,667 and 39,709,427 shares issued and outstanding, respectively	445,626	397,094
Additional paid-in capital	53,501,330	51,753,400
Deficit accumulated during exploration stage	(50,984,131)	(47,066,815)
Other comprehensive income (loss)	2,708,033	2,356,040
Total Stockholders’ Equity	5,670,858	7,439,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,304,881	$ 7,817,853

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31, 2009
	2009	2008	2009	2008

REVENUES	$ —	$ —	$ —	$ —	$ —

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	297,815	927,369	1,096,203	2,315,044	16,814,523
Depreciation and asset write-off	43,637	50,092	132,312	156,295	833,281
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	341,452	977,461	1,228,515	2,471,339	17,647,804

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	323,649	467,434	1,163,012	1,574,977	13,051,495
Office and administrative expenses	76,406	91,550	212,371	380,662	2,671,662
Professional services	122,946	816,083	551,596	1,687,914	10,650,213
Directors fees	63,097	143,205	231,135	467,127	3,090,554
Provision for uncollectible value-added taxes	---	---	---	---	220,416
Depreciation	4,388	5,671	16,014	18,647	215,795
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	590,486	1,523,943	2,174,128	4,129,327	29,900,135

LOSS FROM OPERATIONS	(931,938)	(2,501,404)	(3,402,643)	(6,600,666)	(47,547,939)

OTHER INCOME (EXPENSES)
Interest and investment income	186	16,932	1,363	139,285	837,230
Foreign currency transaction gain (loss)	763,554	697,637	(516,475)	1,023,511	(4,104,530)
Miscellaneous ore sales, net of expenses	---	---	---	---	134,242
Miscellaneous income	---	---	---	17	82,351
Interest and financing expense	---	---	---	---	(289,230)
TOTAL OTHER INCOME (EXPENSE)	763,740	714,569	(515,112)	1,162,813	(3,339,937)

LOSS BEFORE INCOME TAXES	(168,198)	(1,786,835)	(3,917,755)	(5,437,853)	(50,887,876)

INCOME TAXES	8,964	23,447	(439)	63,639	96,255

NET LOSS	$ (177,162)	$ (1,810,282)	$ (3,917,316)	$ (5,501,492)	$ (50,984,131)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	(566,461)	(404,143)	351,993	(602,591)	2,708,033

COMPREHENSIVE LOSS	$ (743,623)	$ (2,214,425)	$ (3,565,323)	$ (6,104,083)	$ (48,276,098)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ *	$ (0.05)	$ (0.10)	$ (0.14)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,855,922	39,644,979	40,110,549	39,551,259

* Less than $ (0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from November 8, 1993 (Inception) to July 31, 2009
	Nine Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,917,316)	$ (5,501,492)	$ (50,984,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	148,279	175,071	1,051,476
Provision for uncollectible value-added taxes	—	—	220,416
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	477,531	(1,004,633)	4,248,566
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	82,840	1,059,946
Options issued for compensation	578,616	1,263,425	6,972,238
Common stock issued for directors fees	28,836	231,000	579,948
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	30,689	1,934,557
(Increase) decrease in:
Accounts receivable	—	—	—
Value added tax receivable	(147,648)	(462,436)	(1,056,620)
Other receivables	16,385	(1,234)	(20,662)
Prepaid taxes and expenses	594	(22,467)	(23,512)
Increase (decrease) in:
Accounts payable	(49,567)	259,075	83,714
Accounts payable - related parties	—	(68,460)	—
Income tax payable	(15,643)	(2,811)	4,599
Accrued liabilities and expenses	67,308	134,771	289,575
Deferred salaries and costs	257,394	—	257,394
Other liabilities	991	(23,431)	44,267
Net cash used by operating activities	(2,554,240)	(4,910,093)	(30,856,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	7,900,000	21,609,447
Equipment purchases	(4,136)	(788,249)	(2,322,510)
Mining property acquisitions	—	—	(4,632,037)
Net cash provided by (used by) investing activities	(4,136)	7,111,751	(6,954,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,189,010	—	34,568,217
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	—	476,563	3,447,966
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	1,189,010	476,563	38,980,290

Effect of exchange rates on cash	20,817	(30,389)	(289,320)

Net increase (decrease) in cash and cash equivalents	(1,348,549)	2,647,832	880,229
Cash and cash equivalents beginning of period	2,228,778	1,434,487	—

Cash and cash equivalents end of period	$ 880,229	$ 4,082,319	$ 880,229

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31, 2009
	2009	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$ 10,374	$ 66,655	$ 85,785
Interest paid	$ —	$ —	$ 286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$ —	$ —	$ 25,000
Common stock options issued for financing fees	$ —	$ —	$ 276,000
Common stock options issued for non-cash options	$ —	$ —	$ 59,220

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

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,984,131 from inception through July 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placements of its common stock and proceeds from warrant exercises to fund its operations.  As of July 31, 2009, the Company has working capital of $282,565, which may not be sufficient to fund the Company’s operations over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has scaled back its exploration activities and reduced administrative costs to conserve capital while the Company tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees. In addition, a financial consultant agreed to defer 50% of his monthly fee. As of July 31, 2009, the Company has deferred total salaries, fees, and costs of $257,394 and this amount is included in deferred salaries and costs on the Company’s consolidating balance sheet.

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

On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards.  On July 13, 2009 the Exchange notified Metalline that Metalline has been granted an extension to regain compliance with the continued listing standards set forth in the Company Guide. As such, and subject to certain conditions, Metalline's common stock will continue to be listed on the Exchange during the extension period.  The Company is subject to ongoing review by the Exchange and there can be no assurance that Metalline will be able to implement the plan within the prescribed timeframe.

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

Operating results for the three-months and nine-months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

We have performed an evaluation of subsequent events through September 14, 2009, the date these financial statements were issued. Subsequent events have been disclosed in the related footnotes.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Concentration of Risk

The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account.  The commercial depository account and bank deposits held in the brokerage account are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account typically includes short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit.  As of July 31, 2009, the Company did not hold any fixed income investments.   The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $26,433 and $157,843 at July 31, 2009 and October 31, 2008, respectively, are denominated in pesos and are considered uninsured. At July 31, 2009, the Company’s cash balances and marketable securities included $607,376 which was not federally insured.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 21,430,207 shares and 18,346,568 shares outstanding at July 31, 2009 and 2008, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the nine months ended July 31, 2009 and 2008 were $1,096,203 and $2,315,044, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $16,814,523.

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

Foreign Operations

The accompanying balance sheet at July 31, 2009 contains Company assets in Mexico, including: $3,668,147 in mineral properties; $1,575,246 (before accumulated depreciation) of property and equipment; $681,158 in value-added tax receivable; and $26,433 of cash. Although this country is generally considered economically stable, it is

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of July 31, 2009, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $644,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2007.  During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed.  The Company worked extensively with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.  In September 2008, the Company hired an IVA tax consultant that has worked for this branch of the Mexican government and has extensive experience with recovering IVA taxes.  The IVA tax consultant has performed an initial review of the IVA tax returns for 2005, 2006, and 2007 and suggested the Company eliminate certain small dollar items and items that lack clear and evident supporting documentation to expedite recovery of these IVA tax amounts.  The IVA tax consultant has prepared a revised schedule of IVA tax amounts and has completed a detailed review of these items to ensure that there is clear and sufficient supporting documentation for the Mexican authorities.  The Company presented the revised IVA tax returns along with detailed supporting documentation to the Mexican authorities in March 2009.  The Company has performed similar procedures on the 2008 IVA tax amounts and has submitted nine months of returns for 2008.  Management of the Company believes that the Company has assembled sufficient documentation to support the IVA amounts. However, the Company anticipates that the Mexican authorities could continue to challenge items presented on the revised returns which could delay recovery of these amounts or reduce the amount recovered.   Accordingly, the Company reviewed the estimated collectability of the IVA tax amounts for each year and established an allowance for uncollectible taxes of $220,416 at October 31, 2008.  In addition, the Company classified the IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of October 31, 2008 due to the uncertainty regarding the timing when these amounts will be recovered.

In June 2009, the Company received a notice from the Mexican authorities requesting further information on the 2005 to 2007 IVA tax returns and a letter from the Company describing the corporate background and operations of both Metalline and Minera.  The Company quickly gathered this information and presented it to the Mexican authorities later that month.

In July 2009, the Company was notified that the 2005 to 2007 IVA tax returns were going to be rejected because the auditors assigned to review our returns did not understand the relationship between Metalline and Minera.  The Company met with senior government officials in charge of our returns on at least two different occasions and agreed that the Company had appropriately provided the requested information and the returns appeared to be complete and accurate.  However, the Mexican authorities asked the Company to prepare a letter to confirm certain facts with regards to the relationship between Metalline and Minera and to re-file the respective IVA tax returns.  In early September 2009, the Company met with the Mexican authorities and presented the letter along with the respective IVA tax returns. Based upon earlier discussions with the senior government officials, the Company believes the most recent returns will be accepted as filed.  However, given the continued uncertainty as to ultimate collection of these taxes, the Company will continue to maintain an allowance for uncollectible taxes of $214,403 and reflect the IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of July 31, 2009.

Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months.   As of July 31, 2009, the Company did not have marketable securities.

During the three months ended January 31, 2008, the Company sold all of its auction rate securities for no gain or loss and invested the proceeds in short-term US treasury securities. The Company does not anticipate investing in auction rate securities in the near future given the increased liquidity risk associated with failed auctions for these securities.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth our financial assets and liabilities as of July 31, 2009 measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	Total	Level 1	Level 2	Level 3

Cash equivalents	$ —	$ —	$ —	$ —

	$ —	$ —	$ —	$ —

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. As of July 31, 2009, the Company did not have any cash equivalents that were required to be reported under FAS 157.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  SFAS 165 did not have a material impact on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

As of July 31, 2009, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$ 12,891
Mojada 3	Purchased	5/30/2000	722.00	-
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	2,990,623
Vulcano	Purchased	8/30/2000	4.49	-
Esmeralda 1	Purchased	8/20/2001	95.50	146,973
Esmeralda	Purchased	3/20/1997	117.50	207,600
La Blanca	Purchased	8/20/2001	33.50	99,688
Fortuna	Claim Filed	12/8/1999	13.96	62,305
Mojada 2	Claim Filed	7/17/2006	3,500.00	-
El Retorno	Purchased	4/10/2006	817.65	12,521
Los Ramones	Purchased	4/10/2006	8.60	226
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	75
Dormidos	Claim Filed	4/9/2007	2,326.10	-
Agua Mojada	Claim Filed	1/26/2007	2,900.00	4,957
Alote(1)	Claim Filed	5/17/2007	3,749.00	4,927
Volcan Dolores	Purchased	9/24/2007	10.49	125,361
			19,408.41	$ 3,668,147

______________________

(1) Title for this concession is pending.

NOTE 5 - EQUIPMENT

The following is a summary of the Company's property and equipment at July 31, 2009 and October 31, 2008, respectively:

	July 31,	October 31,
	2009	2008
Mining equipment	$1,194,627	$1,228,133
Well equipment	30,856	31,721
Communication equipment	7,198	7,400
Buildings and structures	137,965	141,835
Vehicles	113,205	115,833
Computer equipment and software	166,196	166,730
Office equipment	10,112	10,396
Assets under construction	12,302	10,325
	1,672,461	1,712,373
Less: Accumulated depreciation	(633,473)	(492,647)
	$1,038,988	$1,219,726

Depreciation expense and write-off of property and equipment for the nine months ended July 31, 2009 and 2008 was $148,326 and $174,942 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 7 - COMMON STOCK

During the nine months ended July 31, 2009, the Company completed a private placement of 4,756,040 units at $.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from these placements were $1,189,010.  The Company also issued 97,200 shares of common stock at an average market price of $0.30 per share to its independent directors for services provided during the three quarters in the nine months ended July 31, 2009.

During the nine-months ended July 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share.  In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18.  The Company also issued 112,800 shares of

NOTE 7 - COMMON STOCK (continued)

common stock at an average market price of $2.05 per share to its independent directors for services provided during the 4th quarter of 2007 and for the three quarters in the nine months ended July 31, 2008.  The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the quarter ended October 31, 2007.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model.  Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility.  The expected term of stock options is based upon historical exercise behavior and expected exercised behavior.  The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.  The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future.  A summary of the weighted average assumptions used to value stock options for the nine months ended July 31, 2009 and 2008 are as follows:

	Nine months ended July 31,
Options	2009	2008

Expected volatility	83%	73%
Risk-free interest rate	2.2%	3.2% - 3.7%
Dividend yield	—	—
Expected term (in years)	7.0	7.0 – 10.0

The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2009 and July 31, 2008 was $0.25 and $1.65, respectively.  No options were exercised during the nine months ended July 31, 2009 and July 31, 2008.

NOTE 8 - STOCK OPTIONS (continued)

The following is a summary of stock option activity for the nine months ended July 31, 2009 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	4,400,004	$2.56
Granted	705,619.34
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at July 31, 2009	5,105,623	$2.25	6.80	$--

Vested or Expected to Vest at July 31, 2009	4,638,953	$2.20	6.76	$—
Exercisable at July 31, 2009	4,638,953	$2.20	6.76	$—

The Company recognized stock-based compensation costs for stock options of $578,616 and $1,263,425 for the nine months ended July 31, 2009 and 2008, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.34	705,619	9.54	$0.34	705,619	$0.34
1.25-1.32	200,000.60		1.29	200,000	1.29
2.15-2.85	3,950,004	6.55	2.51	3,583,334	2.52
4.30	250,000	7.89	4.30	150,000	4.30
$.34-4.30	5,105,623	6.80	$2.25	4,638,953	$2.20

NOTE 8 - STOCK OPTIONS (continued)

A summary of the nonvested shares as of July 31, 2009 and changes during the nine months ended July 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2008	666,671	$2.01
Granted	705,619	0.25
Vested	(905,620)	0.55
Forfeited	-	-
Nonvested at July 31, 2009	466,670	$2.18

As of July 31, 2009, there was $188,540 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.63 years.

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

On February 11, 2009, Messrs Kramer, Pomeroy, and Hahn each entered into a deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating fund to continue its operations.  The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009.  In consideration  for deferring their directors’ fees, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred.  The options to acquire 162,000 shares of common stock vested immediately and had a fair value of $41,196 at date of grant.

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

A summary of warrant activity for the nine months ended July 31, 2009 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	13,946,564	$1.45
Issued with private placement	2,378,020	0.50
Issued for services	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at July 31, 2009	16,324,584	$1.31	1.71	$--

Summarized information about warrants outstanding and exercisable at July 31, 2009 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price
$.50	2,378,020	2.94	$.50
$1.25 - $1.75	11,985,169	1.47	$1.25
$2.00 - $2.63	1,461,395	1.44	2.39
$3.40 - $5.00	500,000	2.43	3.40
$.50 - $5.00	16,324,584	1.71	$1.31

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

On January 18, 2008, the Company’s Compensation Committee completed a review of officer and director compensation and approved an increase in base salary for Messrs Bingham, Kolvoord, and Brown to $247,000, $224,000, and $150,000, respectively effective January 1, 2008. Also, the Company entered into an Executive Employment Agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective as of January 1, 2008.  As discussed below, each has agreed to defer a portion of their salaries.

Deferred Salaries & Directors Fees

As discussed in Note 8, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 in order to help the Company conserve working capital.  Similarly, the Company’s three independent directors entered into a deferral agreements with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009. The Company will continue to defer these costs until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  As of July 31, 2009, the Company had accrued $257,394 of salaries, directors’ fees and other financial consulting costs and has recorded this liability on its consolidated balance sheet.

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

NOTE 11 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the nine months ended July 31, 2009 and 2008.

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

The Company’s provision for income taxes for the nine months ended July 31, 2009 consisted of a tax credit of $439 related to a provision to return true-up for foreign income taxes for the calendar year ended December 31, 2008.  The Company’s provision for income taxes of $63,639 for the nine months ended July 31, 2008 consists of current foreign income tax provision.  There was no federal or state income tax provision for the nine months ended July 31, 2009 and 2008.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit, November 1, 2008	$—
Additions based on tax positions related to current year	—
Additions for tax positions in prior years	—
Reductions for tax positions of prior years	—
Unrecognized Tax Benefit, July 31, 2009	$—

The Company does not have an unrecognized tax benefits as of July 31, 2009 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

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

NOTE 12 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is approximately as follows:

	July 31, 2009	October 31, 2008
Identifiable assets
Mexico	$5,412,000	$6,098,000
United States	893,000	1,720,000
	$6,305,000	$7,818,000

	For the nine months ended		November 8, 1993 (Inception) To
	July 31,		July 31,
	2009	2008	2009
Net loss for the period
Mexico	$(1,866,000)	$(1,343,000)	$(17,829,000)
United States	(2,051,000)	(4,158,000)	(33,155,000)
	$(3,917,000)	$(5,501,000)	$(50,984,000)

NOTE 13 – SUBSEQUENT EVENTS

On August 13, 2009, the Company issued 40,000 shares of common stock and warrants to purchase 20,000 shares at $0.50 per share pursuant to a private placement transaction that was approved by NYSE Amex Stock Exchange on July 30, 2009.  The net proceeds from this transaction was $10,000.

On September 4, 2009, the Company issued 495,912 shares of common stock and warrants to purchase 247,956 shares pursuant to a private placement transaction that was approved by NYSE Amex stock exchange on August 31, 2009.  Each warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from this placement was $123,978.

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

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Going Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $50,984,131 from inception through July 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of July 31, 2009, the Company has working capital of $282,565 which may not be sufficient to fund the Company’s operations over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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

Furthermore, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault.  This mineralization would be mined during stripping to access the Oxide Zinc Mineralization.  The Company has been actively evaluating the Silver Polymetallic Mineralization and has recently announced the results of preliminary resource modeling on this deposit.  The Company’s current drilling efforts are primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a comprehensive resource model.

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

Exploration of Silver Polymetallic Mineralization

The Company continues to explore and evaluate the Silver Polymetallic Mineralization which is located north of and adjacent to the Oxide Zinc Mineralization.  The purpose of this work is to evaluate the resource potential of the Silver Polymetallic Mineralization and to determine whether mining of both mineral systems can be conducted. As discussed above, an open pit mining method may allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault.  This mineralization would be mined during stripping to access the Oxide Zinc Mineralization.  The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places to create a comprehensive resource model for this mineralization.  As financial resources permit, the Company’s plans to continue to evaluate the Silver Polymetallic Mineralization using our five diamond drills, three percussion drills, channel sampling and geologic mapping. The continuing evaluation is intended to increase sample density and expand the core area. The Company is also in the process of preparing a more detailed geostatistical evaluation to improve the evaluation of the Silver Polymetallic Mineralization.

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

Results of Operation

Three Months Ended July 31, 2009 and July 31, 2008

For the three months ended July 31, 2009, the Company experienced a consolidated net loss of $177,000 or less than $0.01 per share, compared to a consolidated net loss of $1,810,000 or $0.05 per share during the comparable period last year.  The $1,633,000 decrease in consolidated net loss is primarily due to a $636,000 decrease in exploration and property holding costs and a $934,000 decrease in general and administrative costs.  A $166,000 increase in foreign currency translation gain also contributed to the lower net loss.

Exploration and property holding costs

Exploration and property holding costs decreased $636,000 or 65% to $341,000 for the three months ended July 31, 2009 compared to $977,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day nine days per week to two drills operating at one shift per day on a five day week basis.  The Company scaled back its exploration activities at the end of fiscal 2008 as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $934,000 or 61% to $590,000 for the three months ended July 31, 2009 as compared to $1,524,000 for the comparable period last year.  This decrease was primarily due to a $693,000 decrease in professional fees and a $143,000 decrease in office and administrative costs.  Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $143,000 or 31% from the comparable period in 2008.  This decrease was primarily due to lower stock based compensation related to stock options which decreased to $88,000 in 2009 as compared to $231,000 during the comparable period in 2008.  Included in salaries and payroll expense for the three months ended July 31, 2009 is $88,259 of deferred salaries for executive officers and corporate employees.  As discussed in more detail under liquidity and capital resources section below, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.

Office and administrative expenses decreased $16,000 or 17% to $76,000 for the three months ended July 31, 2009 as compared to $92,000 for the comparable period last year.  Lower travel costs and shareholder relations costs contributed to this decline.

Professional services decreased $693,000 or 85% to $123,000 for the three months ended July 31, 2009 as compared to $816,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit the Silver Polymetallic mineralization.

Directors’ fees decreased $80,000 or 56% to $63,000 for the three months ended July 31, 2009 as compared to $143,000 for the comparable period last year.  The decrease was primarily attributable to a lower average market price of shares granted to independent directors. Included in directors fee expense for the three months ended July 31, 2009 is $27,000 of deferred directors’ fees.  As part of the Company’s effort to conserve cash, the independent directors have agreed to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.

Other Income (Expense)

Other Income increased to $764,000 income for the three months ended July 31, 2009 as compared to $715,000 income for the comparable period last year primarily due to a $66,000 increase in foreign currency translation gain on intercompany loans to its Mexican subsidiaries.  During the three months ended July 31, 2009, the Mexican Peso to U.S. dollar exchange rate decreased from 13.76 pesos per USD to 13.26 pesos per USD resulting in a gain of $764,000 whereas the exchange rate fluctuation in 2008 was slightly lower.  As of July 31, 2009, the Company has a $20 million dollar intercompany receivable from Minera.

Interest income was $17,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.

Nine Months Ended July 31, 2009 and July 31, 2008

For the nine months ended July 31, 2009, the Company experienced a consolidated net loss of $3,917,000 or $0.10 per share, compared to a consolidated net loss of $5,501,000 or $0.14 per share during the comparable period last year.  Significant reductions in exploration costs and general and administrative expenses of $1,242,000 and $1,955,000 respectively were completely offset by a $1,540,000 increase in foreign currency translation loss and a $138,000 decline in interest and investment income.

Exploration and property holding costs

Exploration and property holding costs decreased $1,242,000 or 50% to $1,229,000 for the nine months ended July 31, 2009 compared to $2,471,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day nine days per week to two drills operating at one shift per day on a five day week basis.  The Company scaled back its exploration activities at the end of fiscal 2008 as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $1,955,000 or 47% to $2,174,000 for the nine months ended July 31, 2009 as compared to $4,129,000 for the comparable period last year.  This decrease was primarily due to lower stock based compensation for options granted to officers and directors and lower professional fees. Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $412,000 or 26% from the comparable period in 2008 primarily due to lower stock based compensation for stock options and restricted stock grants.  Stock based compensation for stock options decreased from $798,000 in 2008 to $457,000 in 2009 primarily due to a decrease in the average fair value of option recognized during the period.  As discussed in Note 8 to the consolidated financial statements and in accordance with FAS 123R, the Company recognizes stock based compensation over the vesting period based upon the fair value of the options at date of grant.  Also stock based compensation associated with restricted stock grants was higher in 2008 as the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total value of $83,000. Included in salaries and payroll expense for the nine months ended July 31, 2009 is $173,394 of deferred salaries for executive officers and corporate employees.  As discussed in more detail under liquidity and capital resources section below, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  As of July 31, 2009, the Company has accrued $173,394 of deferred salaries and has recorded a corresponding liability on the Company’s consolidated balance sheet.

Office and administrative expenses decreased $169,000 or 44% to $212,000 for the nine months ended July 31, 2009 as compared to $381,000 for the comparable period last year.  Lower travel costs and shareholder relations costs contributed to this decline.

Professional fees decreased $1,136,000 or 67% to $552,000 for the nine months ended July 31, 2009 as compared to $1,688,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit the Silver Polymetallic mineralization. Also, in 2008, the Company recognized $237,000 of stock based compensation for 150,000 options granted to our Mexican legal counsel.  Lower feasibility costs and the decrease in stock based compensation mentioned above were partially offset by $125,000 of legal costs related to Mineros Nortenos lawsuit.

Directors’ fees decreased $236,000 or 51% to $231,000 for the nine months ended July 31, 2009 as compared to $467,000 for the comparable period last year.  The decrease was primarily attributable to lower stock based compensation for stock options and a lower average market price of shares issued to independent directors. Included in directors fee expense for the nine months ended July 31, 2009 is $54,000 of deferred directors’ fees.  As part of the Company’s effort to conserve cash, the independent directors have agreed to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  Accordingly, the Company has accrued $54,000 of directors’ fees for the quarters ended April 30, 2009 and July 31, 2009 and has recorded a corresponding liability on the Company’s consolidated balance sheet.

Other Income (Expense)

Other Income (Expense) decreased to $515,000 of expense for the nine months ended July 31, 2009 as compared to $1,163,000 of income for the comparable period last year primarily due to a $516,000 foreign currency translation loss on intercompany loans to its Mexican subsidiaries.  During the nine months ended July 31, 2009, the Mexican Peso to U.S. dollar exchange rate increased from 12.90 pesos per USD to 13.26 pesos per USD resulting in a loss of $516,000 whereas in 2008, the exchange rate decreased from 10.72 pesos per USD to 10.04 pesos per USD resulting in a gain of $1,024,000. As of July 31, 2009, the Company had an intercompany receivable of $20 million from Minera which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.

Interest income was $138,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.  During the first quarter of 2008, the Company invested its excess funds in auction rate securities which had an average yield of approximately 4% to 5%.  Due to large uncertainties related to failed auctions in the auction rate securities markets, the Company sold these investments towards the end of the first quarter of 2008 and invested its excess funds in US Treasury bills and US Treasury based money market accounts.  The average yield on short-term treasury bills and money market funds was less than 0.1%.

Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2009, the Company primarily utilized cash and cash equivalents and proceeds from private placement of its common stock to fund its operations which primarily consist of development and exploration of the Sierra Mojada property.  As a result, cash, cash equivalents and marketable securities decreased from $2,229,000 at October 31, 2008 to $880,000 at July 31, 2009.   During the nine months ended July 31, 2009, the Company’s cash flows used in operations was $2,554,000 as compared to $4,910,000 for the comparable period in 2008.  This $2,356,000 decrease is primarily due to the Company’s efforts to reduce operating costs and conserve working capital.  During the nine months ended July 31, 2009, the Company received $1,189,010 of proceeds from the sale of common stock and warrants through a private placement whereas in the 2008 period, the Company received $476,563 of proceeds from the exercise of stock warrants.

Capital Resources

As of July 31, 2009, the Company had cash, cash equivalents and marketable securities of $880,229.  Since inception, the Company has relied primarily upon proceeds from private placements of its equity securities and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

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

On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards.  On July 13, 2009 the Exchange notified Metalline that Metalline has been granted an extension to regain compliance with the continued listing standards set forth in the Company Guide. As such, and subject to certain conditions, Metalline's common stock will continue to be listed on the Exchange during the extension period.  The Company is subject to ongoing review by the Exchange and there can be no assurance that Metalline will be able to implement the plan within the prescribed timeframe.

Capital Requirements and Liquidity; Need for Subsequent Funding

As discussed under its plan of operation above, the Company has suspended work on mine plan and concentrator portions of the feasibility study while it gathers additional drilling data on the Silver Polymetallic mineralization.  As a result of the Company’s limited capital resources and the on-going weakness in the capital markets, the Company has scaled back its exploration activities and administrative costs to conserve capital while it tries to secure additional sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  The Company has scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.  In addition, the Company’s officers and independent directors have agreed to defer a significant portion of their cash compensation until sufficient capital has been raised to continue its operations.  Effective February 1, 2009, the executive officers and corporate employees entered into salary deferral agreements for 25% to 50% of their compensation while independent directors have agreed to defer 100% of the cash portion of their director’s fees.  Management plans to continue its efforts towards reducing administrative costs.  However, without any additional funding, the Company may not be able to fund its operations over the next twelve months.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  SFAS 165 did not have a material impact on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of July 31, 2009, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

As of July 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of July 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter ended July 31, 2009, there have been no material developments with respect to the Mineros Nortenos legal action that was initially disclosed in our Form 10-K for the year ended October 31, 2008.

Item 1A. RISK FACTORS

Except as described below there were no material changes from the risk factors included our Form 10-K for the year ended October 31, 2008.

Our common stock may be delisted from the NYSE Amex LLC (formerly American Stock Exchange) and if it is delisted, it will likely adversely impact our ability to raise capital.

Although our common stock is currently quoted on the NYSE Amex, at April 30, 2009 our stockholders’ equity was $5,272,602.  On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex LLC which could result in the delisting of our common stock from the Exchange. The notice stated that Metalline does not currently meet Section 1003(a)(iii) of the NYSE Amex LLC Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline is not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature.  On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards.  On July 13, 2009 the Exchange notified Metalline that Metalline has been granted an extension to regain compliance with the continued listing standards set forth in the Company Guide. As such, and subject to certain conditions, Metalline's common stock will continue to be listed on the Exchange during the extension period.  The Company is subject to ongoing review by the Exchange and there can be no assurance that Metalline will be able to implement the plan within the prescribed timeframe.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult, may raise liquidity issues for current investors and may place some of our existing obligations into default.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the third fiscal quarter and as of September 8, 2009, excluding transactions that were previously reported in a Form 10-Q or a Form 8-K.

On August 13, 2009, we issued 40,000 units, with each unit consisting of one share of common stock and one half of a warrant, to an accredited investor through a private placement. Each whole warrant is exercisable for three years at an exercise price of $0.50.  The units were purchased at $0.25 per unit, for total net proceeds to the Company of $10,000.  We relied on the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder for this issuance. No commissions or other remuneration were paid in connection with this issuance.

On September 4, 2009, we issued an aggregate of 495,912 units, with each unit consisting of one share of common stock and one half of a warrant, to three accredited investors through a private placement. Each whole warrant is exercisable for three years at an exercise price of $0.50.  The units were purchased at $0.25 per unit, for total net proceeds to the Company of $123,978.  We relied on the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder for this issuance. No commissions or other remuneration were paid in connection with this issuance.

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

METALLINE MINING COMPANY

Dated: September 14, 2009	By	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Dated: September 14, 2009	By	/s/ Robert Devers
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

Dated: September 14, 2009	By	/s/ Merlin Bingham
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

Dated: September 14, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer

EXHIBIT 32.1

Certification of Principal Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 14, 2009	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 32.2

Certification of Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Metalline Mining Company (the “Company”) on Form 10-Q for the quarter ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 14, 2009	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer