Form 10-K
period 2009-10-31
METALLINE MINING CO
filed 2010-01-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                                                                      (Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY

(Name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1330 E. Margaret Ave., Coeur d’Alene, ID 83815

(Address of principal executive offices, including zip code)

Registrants’ telephone number: (208) 665-2002

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE Amex

Common Stock, $0.01 Par Value

(Title of Class)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

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

Yes ☐ No ☑

As of December 23, 2009, there were 55,334,429 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 30, 2009, computed by reference to the closing sales price on that date was $10,331,194.

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

Item 1. BUSINESS

Background and Corporate Structure

Metalline Mining Company (the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, to engage in the business of mining. The Company currently owns mining concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”). The Company’s objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”). The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”). The Company has formed a new wholly owned subsidiary, Metalline Mining Delaware Inc., on December 3, 2009 which currently has no assets..

Merger Agreement with Dome Ventures

On December 4, 2009, Metalline executed an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dome Ventures Corporation (“Dome”) whereby upon the closing of the transaction described in the Merger Agreement, Dome will become a wholly owned subsidiary of Metalline. Dome is a publicly held resource company based in Vancouver, British Columbia, Canada. Dome’s common stock is listed on the TSX Venture Exchange (TSX-V) under the symbol "DV.U". Dome holds three exploration licenses in Gabon, West Africa and recently announced a joint venture agreement with AngloGold Ashanti Limited on two of its licenses, Ndjole and Mevang. At the same time Dome entered into a second joint venture agreement on the Ogooue license held by AngloGold Ashanti Limited.

Pursuant to the Merger Agreement, Metalline closed a private of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000. Further pursuant to the Merger Agreement, Dome agreed to raise $13,010,000 through private placement of special warrants of Dome by January 10, 2010.

The Merger Agreement sets forth a number of conditions precedent for completion of the transaction, and contains other standard provisions for transactions of this nature, including transaction protection terms, standard representations, warranties and covenants. There can be no assurance that Metalline will be able to meet the conditions precedent to the transaction contemplated by the Merger Agreement. The parties hope to complete the transaction in the second calendar quarter of 2010.  If the Merger is not completed by May 30, 2010, the Merger Agreement will terminate.

This description of the contemplated transaction with Dome in this report is for informational purposes only and is neither an offer to sell nor a solicitation of an offer to buy any securities. Any offer of Metalline securities with respect to the proposed transaction between Dome and Metalline will be made only through a registration statement and related materials.  In connection with the proposed transaction, Metalline will file a registration statement, including a joint proxy statement of Metalline and Dome, with the Securities and Exchange Commission. Investors are urged to read the registration statement and joint proxy statement (including all amendments and supplements to it) because they will contain important information. Investors may obtain free copies of the registration statement and joint proxy statement when they become available, as well as other filings containing information about Metalline and Dome, without charge, at the SEC’s web site (www.sec.gov). These documents may also be obtained by directing a request to Metalline at 1330 E. Margaret Avenue, Coeur d'Alene, Idaho (telephone (208) 665-2002).

Metalline and Dome and their respective directors and executive officers and other members of management and employees are potential participants in the solicitation of proxies from Metalline and Dome shareholders in respect of the proposed merger.

Information regarding Metalline’s directors and executive officers is available in this Annual Report on Form 10-K. Additional information regarding the interests of such potential participants in the proposed transaction will be included in the registration and joint proxy statement filed with the SEC in connection with the proposed transaction.

General Development of the Business

Overview

Since 1997, the Company has been exploring the Sierra Mojada concessions to identify available mineral deposits.  The Company has focused its exploration efforts on two primary mineral types: the Silver Polymetallic Mineralization just north of the Sierra Mojada Fault and the Oxide Zinc Mineralization located south of the Sierra Mojada Fault.

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

In July 2008, the Company announced that Pincock, Allen, and Holt had completed a new resource model on the Oxide Zinc Mineralization that more than doubled the estimated amount of zinc present in the deposit.  The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization.  The new resource model required the Company to take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors.  The Company now believes that open pit mining will be effective on a deposit of this size and geometry and would remove the production rate constraints that are inherent in the underground mining scenario that was previously considered.  The Company has completed a first pass evaluation of open pit mining of the new resource model and has determined that mining and processing rates might be as much as five times greater than the underground mining method and would likely result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.

Moreover, open pit mining should allow the Company to mine the Silver Polymetallic Mineralization, which lies adjacent to the Oxide Zinc Mineralization on the north side of the east-west Sierra Mojada Fault as well as silver mineralization that is believed to overlie the oxide zinc material.  This mineralization would be mined during stripping to access the Oxide Zinc.  The Company has been actively evaluating the Silver Polymetallic Mineralization, but does not have enough drill data yet, and in the right places, to create a comprehensive resource model for this mineralization.  Since August 2008, the Company’s current drilling efforts have been primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a resource model. All feasibility study engineering work, except for work on a preliminary Silver-Polymetallic Resource Model, is on hold pending collection of the required open pit exploration data and development of an improved resource model.

As a result of the Company’s limited capital resources and the on-going weakness in the capital markets during 2009, the Company scaled back its exploration activities and administrative costs to conserve capital while it tried to secure additional sources of capital.  The Company scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.  In addition, the Company’s officers and independent directors agreed to defer a significant portion of their compensation until the Board determined that the Company was adequately funded.

In September 2009, Pincock Allen & Holt (PAH) prepared a preliminary draft of an interim resource report for the Company that provided an initial resource estimate and identified any current or potential issues associated with developing a resource estimate in compliance with Canadian National Instrument 43-101 standards. PAH reviewed the Company’s data collection methods, quality control/quality assurance protocols, resource database, and resource estimation models and made recommendations to improve the quality of its resource database.  The resource estimates contained in this report were broken down into the Northside Zone, Red Zinc Zone and the White Zinc Zone.

The initial resource estimate for the Northside Zone was calculated based upon 3D modeling of 16,604 composite samples from 5,301 drill holes and other sample locations.  Using a cutoff of 60 grams per tonne cutoff, the resource estimate showed that there are at least 30,263 blocks representing 5,910,742 cubic meters of material with satisfactory drill hole density that had an interpolated drill hole assay of 141.3 grams silver per tonne and 2.13% zinc. An average value of 2.67 tonnes per cubic meter was used as the bulk density for mineralized Northside rocks.

The initial resource estimate for the Southside Oxide Zinc Zone estimate that the zone contains more than 24,270,000 cubic meters of material averaging 4.7% zinc and 12.7 grams silver per tonne above a 1% zinc cutoff.  The Oxide Zinc material has very high porosity and bulk density measurements based upon many hundreds of core and rock samples estimate the average in-place density to be 2.54 tonnes per cubic meter.

The PAH work also indicated the strong possibility that a very large, near-surface body of silver mineralization continued westward from the vicinity of the San Salvador shaft at the western end of the known Northside zone. They strongly recommended an intense exploration program in this region.  Much of the Company’s 2009 drilling program was in the eastern end of this target area.

During 2009, an additional 9,560 meters of diamond core holes were drilled, mostly from surface drill sites and targeted at silver mineralization. During the first six weeks of fiscal 2010, the pace of drilling was increased and an additional 1210.5 meter of core holes were drilled. During fiscal 2009, no samples were shipped to the external laboratory in order to conserve cash. As of the end of calendar 2009, approximately 6,000 samples that have been pre-screened for higher metal content at the on-site laboratory are awaiting shipment to the external laboratory.  Shipment will be made as soon as an adequate supply of certified standard samples is available.

The Silver Polymetallic Mineralization is partly sulfide and partly a mixture of native silver and silver halides minerals. These silver minerals will probably require a different processing plant to recover the contained metals than would be required for the Oxide Zinc Zone.  The Company needs to gain a complete understanding of the size, grade and metallurgical character of this potentially large silver-rich zone in order to evaluate the economic potential of the silver.  Preliminary study of cyanide solubility of the silver, disclosed in a press release dated June 23, 2009, showed that much of the silver is readily soluble in a cyanide leach solution.  More intensive geological, mineralogical, and geochemical studies to better understand the characteristics of the silver mineralization are currently in progress.

Employees

Metalline Mining Company currently has six employees, five of which are full time and one part time. After several recent staff reductions, approximately 47 employees are employed under contract to our Mexican operating company Contratistas de Sierra Mojada S.A. de C.V.  Our Mexican holding company, Minera Metalin S.A. de C.V., has no employees.

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

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the fiscal years ended October 31, 2009 and 2008 we suffered net losses of $4,724,110 and $12,320,422, respectively. At October 31, 2009 there was stockholders’ equity of $6,237,139 and working capital of $830,692. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to continue to explore and then develop the Sierra Mojada concessions.  Other than the additional capital resources available upon the successful completion of the Dome merger described above, the Company’s other sources of funding primarily consist of the sale of additional equity securities, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders.

See the “Plan of Operation” under Item 7. Management’s Discussion and Analysis below for a description of management’s plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.

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

The Company closed on $2,990,000 in a private placement transaction on December 22, 2009.  Although the Company believes that with the receipt of these funds it can fund its current and proposed operations through June 2010, the continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital.   The Company expects to receive additional funds at the closing of a strategic transaction with Dome Ventures Corporation (as described in a Current Report on Form 8-K dated December 4, 2009).  However, the closing of that transaction is subject to a number of conditions precedent, and there can be no assurance that the transaction will be completed.

If the contemplated transaction with Dome does not occur the Company likely will need to explore other sources of funding during fiscal 2010 or consider reducing its planned activities.  The weak US and global economies combined with instability in global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Our Independent Registered Public Accounting Firm’s Report on our 2009 Financial Statements Questions our Ability to Continue as a Going Concern

As a result of our recurring losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of October 31, 2009 and for the fiscal years ended October 31, 2009 and 2008 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, the Company has executed an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Dome Ventures Corporation (“Dome”) on December 4, 2009, whereby upon the closing of the transaction, Dome will become a wholly owned subsidiary of the Company.  The closing of this transaction is subject to several conditions including Dome raising $13,010,000 through a private placement of special warrants by January 10, 2010, shareholder approval by both companies, and registration of the common stock issued to the Dome shareholders.  In the event the Company is unable to successfully close this transaction, the Company may not have sufficient working capital to operate during the next fiscal year. This raises substantial doubt about the Company's ability to continue as a going concern.

In the event the Company is unable to successfully close the Dome transaction, Management will need to immediately reduce all exploration activities and reduce administrative costs to conserve capital while it tries to secure alternative sources of capital to fund its operations and continue exploration of the Sierra Mojada Project.  Management would also immediately resume its efforts to explore for various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. If we are unable to quickly find alternative sources of capital, our business, financial condition and results of operations will be adversely impacted.  Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Furthermore, inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to raise additional capital and may adversely impact our stock price.

 Disruptions in the Global Financial and Capital Markets May Impact Our Ability to Obtain Financing.

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

Our common stock may be delisted from the NYSE Amex (formerly American Stock Exchange) and if it is delisted, it will likely adversely impact our ability to raise capital.

Although our common stock is currently quoted on the NYSE Amex, at April 30, 2009 our stockholders’ equity was $5,272,602.  On May 1, 2009 the Company received a notice of deficiency from the NYSE Amex which could result in the delisting of our common stock from the NYSE Amex. The notice stated that at that time Metalline did not currently meet Section 1003(a)(iii) of the NYSE Amex Company Guide (the "Company Guide") which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. On June 1, 2009, the Company submitted a plan of compliance addressing how we intend to regain compliance with the Exchange's continued listing standards.  This plan of compliance was accepted by the Exchange on July 13, 2009, and the Company was granted an extension until November 1, 2010 to regain compliance with Section 1003(a)(iii) of the Company Guide.  As of October 31, 2009, the Company’s stockholders’ equity was $6,237,139; however the Company will need to demonstrate that it can maintain its stockholders’ equity over $6,000,000 before it can regain compliance with Section 1003(a)(iii). There can be no assurance that the Company will be able to implement the plan within the prescribed timeframe. The successful closing of the Dome Transaction would increase stockholders equity and likely allow the Company to regain compliance with section 1003(a)(iii).

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, the delisting of our common stock from the NYSE Amex, if it should occur, will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

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

•

the probability of an individual prospect ever having reserves that meet the requirements of Securities Act Industry Guide 7 is extremely remote, or the properties may not contain any reserves, and any funds spent on exploration may be lost;

•

our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and the Company may not be able to comply with these regulations and controls; and

•

a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

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

Title to Our Mineral Properties May be Challenged

Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually check the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of October 2009, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

Risks Inherent With Foreign Operations

The operations of the Company are currently conducted in Mexico and as such the operations of the Company are exposed to various levels of political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, and changing political conditions, currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico may adversely affect the operations or profitability of the Company. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.

Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on the operations of the Company. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows.  In management’s judgment, these risks are much less than the equivalent risks would be for a project of a similar nature conducted in the United States.

Environmental Controls

Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company’s intended activities.  Our exploration operation of the Sierra Mojada Project requires compliance with state and federal regulations. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.  In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

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

Compliance with Section 404 of the Sarbanes-Oxley Act

Section 404 of the Sarbanes-Oxley Act requires management to assess the Company’s internal controls over financial reporting as of the end of our fiscal year. Current regulations of the Securities and Exchange Commission will require us to include management’s assessment of our internal control over financial reporting in our annual report commencing with the annual report we file with the SEC for our fiscal year ended October 31, 2009.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Sierra Mojada Mining Concessions

The Company owns 16 concessions consisting of 19,408.41 hectares (about 47,958 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  Eleven of the mining concessions were purchased from Mexican entities and/or Mexican Individuals and the remaining five mining concessions were granted by the Mexican government. Our concessions are without known reserves and the project is exploratory in nature.

The Company owns the following mining concessions as of October 31, 2009:

Concession	Title No.	Hectares

Sierra Mojada	198513	4767.32
Mojada 3	226756	722.00
Unificacion Mineros Nortenos	169343	336.79
Esmeralda I	211158	95.50
Esmeralda	212169	117.50
La Blanca	220569	33.50
Fortuna	160461	13.96
Vulcano	83507	4.49
Mojada 2	227585	3,500.00
El Retorno	216681	817.65
Los Ramones	223093	8.60
El Retorno Fracc. 1	223154	5.51
Dormidos	229323	2,326.10
Agua Mojada	232165	2,900.00
Alote[1]	--	3,749.00
Volcan Dolores	224873	10.49
Total		19,408.41

______________________

1 Title for this concession is pending.

On November 17, 2009, the Dirección General de Minas issued title 235371 to replace title 198513 and increase the hectares on the Sierra Mojada property from 4,767.32 hectares to 4,818.49 hectares.  The Dirección General de Minas also issued 4 new titles to add 1.57 hectares for small concessions near the Sierra Mojada concession.

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

Pursuant to the map below, the concessions are located within a mining district known as the Sierra Mojada District (the “District”). The District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River.  The principal mining area extends for some 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range. The District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada. The District is accessible from Torreon by vehicle via 250 kilometers of paved road. There is a well maintained, 1,100 meter, gravel airstrip in the District as well as a railroad connecting with the National Railway at Escalon and at Monclova.

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

Much of the infrastructure required for a mine, including access to roads, electricity and rail lines, is already in place due to the historical mining operations conducted in the District. The Company may need additional high power transmission lines. The municipality is seeking to evaluate the adequacy of the current power system for the future needs of the community, and has funding to increase the capacity of the power lines. The Company will work with the municipality to assess these needs as the power requirements are received from our feasibility team. At present, we foresee no great problem meeting the power requirements of mine and concentrator.

Sampling, Analysis, Quality Control and Security

Company activities conform to mining industry standard practices and very closely follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  The Company uses ALS Chemex - Vancouver laboratory as its primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

Our consultants perform technical audits of our operations, including our formal QA/QC program, and recommend improvements as needed. A systematic program of duplicate sampling and assaying of representative samples from previous exploration activities is currently underway under the direction and control of our consultants.  Preliminary results of this study acceptably confirm the values in the project database used for resource modeling.

The Company operates a sample preparation and an analytical laboratory at the project that prepares samples for shipment, performs QA/QC analyses to ensure against cross contamination of samples during preparation, and removes most low-value samples from the flow to the primary laboratory.  The internal laboratory is not certified but does practice a well disciplined QA/QC program including internal standards, blanks, and duplicates and a regular comparison and reconciliation with the independent laboratory to assure accuracy of the in-house analyses.

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

(b) the use of established technology;

(c) specified economic conditions, which are generally accepted as being reasonable, and which are disclosed; and

(d) are permitted and financed for development

Resources

Those quantities of mineral deposit estimated to exist originally in naturally occurring accumulations.

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered.

Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Solvent Extraction and Electrowinning (“SXEW”)	A hydrometallurgical process in which metal is dissolved from the rock by an acid or base, concentrated by organic solvents and recovered from solution by electrolysis.

Stratigraphic units	A body of rock established as a distinct entity, geologically classified, based on any of the properties or attributes or combinations thereof that rocks possess.

Tonne	A metric ton which is equivalent to 2204.6 pounds.

Unproved property	A property or part of a property to which no reserves have been specifically attributed.

Item 3. LEGAL PROCEEDINGS

In October 2008, Mineros Nortenos (“Mineros”) filed a legal action against Minera Metalin, a wholly owned subsidiary of the Company.  The action was filed in the Chihuahua Civil Court, in the state of Chihuahua Mexico. Mineros’ complaint alleged that Minera Metalin breached an August 30, 2000 agreement between the parties regarding work and labor to be provided to the Company’s mining project and seeks to rescind the agreement and also seeks monetary damages.  The Company believed the Mineros’ allegations were frivolous and without merit and contracted with a law firm in Mexico to defend the action.  The Company entered into a $250,000 contractual commitment to that law firm and on November 4, 2008, the Company paid $125,000 for upfront payment under this contract.

On November 11, 2009, the Chihuahua Civil Court issued a judgment in favor of the Company and Mineros had nine days to appeal.  Mineros did not file an appeal within the prescribed time and the Company paid the remaining $125,000 to the law firm on December 14, 2009.  Accordingly, the Company has recorded an accrued liability of $125,000 as of October 31, 2009, as substantially all legal services in regards to this litigation were performed as of October 31, 2009.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its most recent shareholders meeting in April 2008.  In the definitive proxy statement for that meeting the Company announced that it intended to hold its 2009 shareholders meeting in April 2009. The Company has not yet set a date for its next shareholders meeting but currently expects to hold the meeting in April 2010.  Although we have not yet set a definitive date for our next shareholders meeting we are requiring that proposals from our shareholders for consideration at the meeting must be presented to the Company not later than January 15, 2010.  After January 15, 2010, any shareholder proposal will be considered untimely.  If we significantly extend the date of our shareholders’ meeting further, we will provide a new date for receipt of proposals.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol MMG. The following table sets forth the high and low sales prices of the Company’s Common Stock for each quarter during the fiscal years ended October 31, 2009 and October 31, 2008 as reported by the NYSE Amex.

	Fiscal Quarter	High	Low

Fiscal Year End October 31, 2009	4th Quarter (8/1/09 – 10/31/09) 3rd Quarter (5/1/09 – 7/31/09) 2nd Quarter (2/1/09 – 4/30/09) 1st Quarter (11/1/08 – 1/31/09)	$ .74 $ .33 $ .37 $ .51	$ .27 $ .18 $ .11 $ .20

Fiscal Year End October 31, 2008	4th Quarter (8/1/08 – 10/31/08) 3rd Quarter (5/1/08 – 7/31/08) 2nd Quarter (2/1/08 – 4/30/08) 1st Quarter (11/1/07 – 1/31/08)	$ 1.25 $ 2.34 $ 2.65 $ 3.18	$ .21 $ 1.12 $ 1.69 $ 1.77

The closing price of the Common Stock as reported on December 23, 2009, was $0.78 per share.

Holders

As of December 23, 2009, there were 227 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Equity Compensation Plan Information

As of December 21, 2009, the Company had adopted two formal equity compensation plans.  The 2000 Equity Incentive Plan (the “2000 Plan”) was approved by the board of directors and stockholders in 2001.  The 2006 Stock Option Plan (the “2006 Plan”) was approved by the board of directors in May 2006 and stockholders in July 2006.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of October 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	5,005,623(1)	$2.27	363,577(2)

Equity compensation plans not approved by security holders	1,017,353(3)	$2.44	—

Total	6,022,976	$2.30	363,577

____________

(1)

Includes: (i) options to acquire 530,000 shares of Common Stock under the 2000 Plan; and (ii) options to acquire 4,475,623 shares of common stock under the 2006 Plan.

(2)

Includes: (i) 260,000 shares of Common Stock available for issue under the 2000 Plan; and (ii) 103,577 shares of Common Stock available for issue under the 2006 Plan.

(3)

Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 200,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 590,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2009, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Merger Agreement with Dome Ventures

On December 4, 2009, Metalline executed an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dome Ventures Corporation (“Dome”) whereby upon the closing of the transaction described in the Merger Agreement, Dome will become a wholly owned subsidiary of Metalline.  Dome is a publicly held resource company based in Vancouver, British Columbia, Canada. Dome’s common stock is listed on the TSX Venture Exchange (TSX-V) under the symbol "DV.U". Dome holds three exploration licenses in Gabon, West Africa and recently announced a joint venture agreement with AngloGold Ashanti Limited on two of its licenses, Ndjole and Mevang. At the same time Dome entered into a second joint venture agreement on the Ogooue license held by AngloGold Ashanti Limited.

Pursuant to the Merger Agreement, Metalline closed a private of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000.  Further pursuant to the Merger Agreement, Dome agreed to raise $13,010,000 through private placement of special warrants of Dome by January 10, 2010.  The funds will be held in escrow pending the closing of the transaction.

Upon the closing of the transaction described in the Merger Agreement, Metalline will acquire all of the outstanding shares of Dome by the issuance of 47,724,561 shares of common stock.  The number of Metalline common shares to be received by each Dome shareholder will depend on the number of Dome shares outstanding at the closing of the transaction.   Additionally, upon the effective date of the transaction all outstanding Dome warrants will be exchanged for warrants to acquire Metalline common stock on equivalent terms.  The parties anticipate that the Metalline common stock issued in the transaction will be listed on both the NYSE Amex and the TSX Venture Exchange.  Metalline will be considered the acquirer for accounting purposes.

The Merger Agreement sets forth a number of conditions precedent for completion of the transaction, and contains other standard provisions for transactions of this nature, including transaction protection terms, standard representations, warranties and covenants. There can be no assurance that Metalline will be able to meet the conditions precedent to the transaction contemplated by the Merger Agreement. The parties expect to complete the transaction during the second calendar quarter of 2010.  If the Merger is not completed by May 30, 2010, the Merger Agreement will terminate.

Going Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $51,790,925 from inception through October 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of October 31, 2009, the Company had a working capital of $830,692.

As discussed above, the Company has executed an Agreement and Plan of Merger and Reorganization with Dome. The closing of this transaction is subject to several conditions including Dome raising $13,010,000 through a private placement of special warrants by January 10, 2010, shareholder approval by both companies, and registration of the common stock to be issued to the Dome shareholders.  In the event the Company is unable to successfully close this transaction, the Company may not have sufficient working capital to operate during the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described in Plan of Operation below.

Results of Operation

For the fiscal year ended October 31, 2009, the Company experienced a consolidated net loss of $4,724,000 or $0.11 per share, compared to a consolidated net loss of $12,320,000 or $0.31 per share during the comparable period last year. The $7,596,000 decrease in consolidated net loss is primarily due to a $1,854,000 decrease in exploration and property holding costs and a $2,436,000 decrease in general and administrative costs as the Company scaled back operations during the year to conserve working capital.  A $3,421,000 decrease in foreign currency translation loss also contributed to the lower net loss for 2009.

Exploration and property holding costs

Exploration and property holding costs decreased $1,854,000 or 57% to $1,381,000 for the fiscal year ended October 31, 2009 compared to $3,235,000 for the comparable period last year.  This decrease was primarily due to a reduction in drilling and exploration costs as the Company scaled back drilling activities from five drills operating at two shifts per day six days per week to two drills operating at one shift per day on a five day week basis.  The Company scaled back its exploration activities at the end of fiscal 2008 as part of management’s plans to conserve operating capital.

General and Administrative Costs

General and administrative expenses decreased $2,436,000 or 44% to $3,072,000 for the fiscal year ended October 31, 2009 as compared to $5,508,000 for the comparable period last year.  This decrease was primarily due to a $1,206,000 decrease in professional fees and a $568,000 decrease in salaries and payroll expenses.  Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $568,000 or 27% from the comparable period in 2008 primarily due to lower stock based compensation for stock options and restricted stock grants.  Stock based compensation for stock options decreased from $1,029,000 in 2008 to $546,000 in 2009.  The decrease in stock based compensation during 2009 was primarily attributable to lower pro-rata stock based compensation on stock options granted in 2007 and 2008.  As discussed in Note 9 to the consolidated financial statements, the Company recognizes stock based compensation over the options vesting period based upon the fair value of the option at date of grant.  This decrease was partially mitigated by $138,240 of stock based compensation recorded in 2009 for stock options granted to officers and corporate employees pursuant to salary deferral agreements described below. Also contributing to the decrease in salaries and wages during 2009 was lower stock based compensation on restricted stock grants.  During 2008, the Company granted 38,000 shares to three key employees of our Mexican subsidiary with a total fair value of $83,000.

Included in salaries and payroll expense for fiscal 2009 is $267,903 of deferred salaries for executive officers and corporate employees.  As discussed in more detail under liquidity and capital resources section below, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors determined that the Company has sufficient operating capital to continue its operations.

Office and administrative expenses decreased $213,000 or 46% to $255,000 for fiscal 2009 as compared to $468,000 for the comparable period last year.  Lower travel costs and shareholder relations costs contributed to this decline.

Professional services decreased $1,206,000 or 56% to $943,000 for 2009 as compared to $2,149,000 for the comparable period last year.  The decrease was primarily due to lower engineering and professional fees related to the feasibility study.  The Company suspended work on the mine plan and concentrator portions of the feasibility study in August 2008 to evaluate a much larger scale operation in order to exploit the Silver Polymetallic Mineralization. Also, in 2008, the Company recognized $267,000 of stock based compensation for 150,000 options granted to our Mexican legal counsel.  Lower feasibility costs and the decrease in stock based compensation mentioned above were partially offset by $250,000 of legal costs related to Mineros Nortenos lawsuit. The Company received a favorable ruling on this lawsuit on November 11, 2009 and believes the lawsuit is concluded.

Directors’ fees decreased $282,000 or 48% to $302,000 for 2009 as compared to $584,000 for the comparable period last year.  The decrease was primarily attributable to lower stock based compensation for stock options granted to an independent director in 2007 and a lower average market price of shares issued to independent directors. Included in directors’ fees expense for 2009 is $81,000 of deferred directors’ fees.  As part of the Company’s effort to conserve cash, the independent directors agreed to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to fund its operations.  Accordingly, the Company has accrued $81,000 of directors’ fees for the last three fiscal quarters and has recorded a corresponding liability on the Company’s consolidated balance sheet.

During fiscal 2008, the Company established an allowance for uncollectible value-added taxes of $220,000 and recorded a corresponding expense on its consolidated statement of operations.  The allowance was established due to uncertainties regarding the collectability of certain value-added taxes that Minera Metalin paid from 2005 through 2008.  An additional allowance of $56,000 was recorded during 2009 as the Company increased its allowance for uncollectible taxes. See “Value Added Taxes” under note 2 to the consolidated financial statements for more details regarding the allowance for uncollectible taxes.

Other Income (Expense)

Other Income (Expense) decreased to $263,000 of expense for fiscal 2009 as compared to $3,535,000 of expense for the comparable period last year primarily due to a $3,421,000 decline in foreign currency translation loss on intercompany loans to its Mexican subsidiaries.  During 2009, the Mexican Peso to U.S. dollar exchange rate increased from 12.90 pesos per USD to 13.09 pesos per USD resulting in a loss of $265,000 whereas in 2008, the exchange rate decreased from 10.72 pesos per USD to 12.90 pesos per USD resulting in a loss of $3,686,000. As of October 31, 2009, the Company had an intercompany receivable of $20.6 million from Minera which is subject to exchange rate fluctuations between the U.S. Dollar and Mexican Peso.

Interest income was $149,000 lower in 2009 as compared to 2008 due to lower average investment balances and lower investment yields.  During the first quarter of 2008, the Company invested its excess funds in auction rate securities which had an average yield of approximately 4% to 5%.  Due to large uncertainties related to failed auctions in the auction rate securities markets, the Company sold these investments towards the end of the first quarter of 2008 and invested its excess funds in US Treasury bills and US Treasury based money market accounts.  The average yield on short-term treasury bills and money market funds was less than 0.1%.

Liquidity and Capital Resources

Cash Flows

During fiscal 2009, the Company primarily utilized cash and cash equivalents and proceeds from private placement of its common stock to fund its operations which primarily consist of development and exploration of the Sierra Mojada property.  As a result, cash and cash equivalents decreased from $2,229,000 at October 31, 2008 to $1,483,000 at October 31, 2009.   During fiscal 2009, the Company’s cash flows used in operations was $3,319,000 as compared to $6,494,000 for the comparable period in 2008.  This $3,175,000 decrease in cash flows used in operations was primarily due to the Company’s efforts to reduce operating costs and conserve working capital.  During fiscal 2009, the Company received $1,323,000 of proceeds from the sale of common stock and warrants through a private placement and $1,249,000 of proceeds from the exercise of warrants whereas in fiscal 2008, the Company received $476,563 of proceeds from the exercise of stock warrants.

Capital Resources

As of October 31, 2009, the Company had cash, cash equivalents and marketable securities of $1,483,000.  Since inception, the Company has relied primarily upon proceeds from private placements of its equity securities and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

In connection with the Dome Merger Agreement, the Company completed a private placement of $2,990,000 on December 22, 2009.  The Company plans to use these proceeds to fund operations while it works to close the proposed Merger Transaction and to begin to ramp-up exploration activities at Sierra Mojada.

The successful completion of the Dome Merger Transaction will provide additional funding to allow the Company to expand exploration activities at Sierra Mojada over the next 3 years.  However, the Dome Merger Transaction is subject to number of conditions precedent including Dome raising $13,010,000 through a private placement of special warrants by January 10, 2010, both companies obtaining shareholder approval, and the Company’s registration of common stock to be issued to the Dome shareholders.  In the event the Company is unable to successfully close the Merger transaction, the Company may not have sufficient working capital to operate during the next fiscal year.

NYSE Amex Listing Deficiency

As discussed under Risk Factors, the Company received a notice of deficiency from the NYSE Amex stating the Company was not in compliance with Section 1003(a)(iii) of the Company Guide which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline was not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature.

The Company submitted a plan of compliance addressing how we intend to regain compliance with the NYSE Amex listing standards and on July 13, 2009, the NYSE Amex granted the Company an extension regain compliance.  On November 2, 2009, NYSE Amex notified the Company that it had regained compliance with Section 1003(a)(iv) and indicated the Company had until November 2, 2010 to regain compliance with section 1003(a)(iii) which requires issuers to have a minimum stockholders equity of $6,000,000.  As of October 31, 2009, the Company’s stockholders’ equity was $6,237,139; however the Company will need to demonstrate that it can maintain its stockholders’ equity over $6,000,000 before it can regain compliance with 1003(a)(iii).  If the transaction with Dome is completed in accordance with the agreement between the parties it would likely increase the Company’s stockholders; equity and likely help allow the Company to regain compliance with section 1003(a)(iii).

As such, and subject to certain conditions, the Company’s common stock continues to be listed on the Exchange during the extension period.  The Company is subject to ongoing review by the Exchange and there can be no assurance that Metalline will be able to regain compliance with the NYSE Amex listing standards.

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

The continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital. The Company expects to have additional funds available at the closing of a strategic transaction with Dome Ventures Corporation due to cash on hand held by Dome. However, the closing of that transaction is subject to a number of conditions precedent, and there can be no assurance that the transaction will be completed.

If the contemplated transaction with Dome does not occur the Company likely will need to explore other sources of funding during fiscal 2010 or consider reducing its planned activities.  The weak US and global economies combined with instability in global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Once the Company has gathered sufficient drilling data on the Silver Polymetallic Mineralization, the Company subject to having sufficient financial resources can then resume work on the feasibility study.  Following the completion of the feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Plan of Operation

Overview

As discussed above, the Company completed a private placement of $2,990,000 on December 22, 2009. The Company plans to use these proceeds to fund operations while it works to close the Merger Transaction and to ramp-up exploration activities at Sierra Mojada.  In addition to preparing an SEC registration statement for the merger and obtaining shareholder approval, the Company plans to register its shares on the TSX Venture Exchange to compliment its listing on the NYSE Amex Exchange. In addition, the Company plans to prepare an initial 43-101 resource report in conjunction with closing the Merger Transaction.

The Company hopes to close the Dome Merger Transaction in the second calendar quarter of 2010, however closing the transaction is subject to a number of conditions precedent. If the transaction is completed in accordance with its terms, the Company plans to use the additional capital resources from Dome to further increase its exploration activities and continue to improve the Sierra Mojada resource database.  Specifically, the Company plans to increase drilling activities to complete any necessary infill drilling and further define the Silver Polymetallic Mineralization, map underground workings to allow inclusion of certain areas into the resource model, improve QC/QA protocols and data management procedures to improve the overall quality of the resource database, and to initiate metallurgical studies on the silver- rich zones.

Drilling Program to Refine the Resource Model

The interim block models described above are used to help direct our drilling program. Additional drilling is required in both the Silver Polymetallic Mineralization and the Oxide Zinc Mineralization to provide acceptable certainty for economic valuation and engineering studies. Because we have not yet completed drilling in the area, the results of all block models are preliminary and are expected to change as more data is available. Diamond drilling in currently progressing with holes spaced at 40-meter intervals in the north-south direction along fence lines spaced 200 meters apart in an east-west direction. Alluvial gravels cover much of the area and are believed to average about 75 meter in thickness in much of the area. We intend to drill through the alluvial cover with rotary methods, case the holes from the surface to the mineralized zones and then move in core drills to sample the rock intervals of interest. Our next round of drilling is planned to involve drilling about 300 holes. We intend to continue drilling from the surface with our three large core drills, and to expand the drilling program with 1 to 3 additional diamond drill operated by contractors as enough cased locations are developed.  An improved resource model will be calculated as drilling progresses.  The results of the drilling and modeling will dictate a subsequent round of drilling with smaller spacing between the east-west fence lines.  The statistical analysis included in the resource modeling provides guidance on the appropriate spacing between drill holes required for ultimate reserve designation.

Mapping Underground Workings

As of December 2009, we have mapped over 105 kilometers of underground mine workings in the Sierra Mojada district. In the last resource model, a large volume of mineralized rock was restricted from calculations because old underground workings were not accurately mapped and the volume of material that had already been mined could not be calculated with confidence. An underground surveying program was immediately initiated in the area affected.  Preliminary schedules called for mapping to be completed by the calendar year end, but the old workings proved much more extensive than had been anticipated. We hope to complete surveying in the first quarter of calendar 2010.  Sampling of the old workings has been initiated.  The projected volume of the mineralized area that was excluded from the resource model due to lack of survey information is much larger than the total estimated production from the entire Sierra Mojada district.

Metallurgical Studies

As the drilling program advances, metallurgical studies will be conducted.  We know that there is considerable chemical and mineralogical variability in the Silver Polymetallic Mineralization, and we are working aggressively to understand this so that metallurgical studies are meaningful.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (“ ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

On November 1, 2009, the Company adopted authoritative guidance for fair value measurements which is now codified as ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This authoritative guidance addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

In February 2008, the FASB issued authoritative guidance which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) The provisions of this authoritative guidance are effective for the Company’s fiscal year beginning November 1, 2009. The Company does not expect the adoption of the guidance for nonfinancial assets and nonfinancial liabilities will have a material impact on our financial position, results of operations, or cash flows.

On November 1, 2008, the Company adopted authoritative guidance which is now codified in ASC 820, Fair Value Measurements and Disclosures, regarding the fair value option for financial assets and financial liabilities.  This guidance provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus this authoritative guidance did not have an impact on our financial position, results of operations, or cash flows.

In November 2007, the Company adopted authoritative guidance on accounting for uncertainty in income taxes which is now codified in ASC 740, Income Taxes.  The authoritative guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. It requires that the Company recognize in its financial statements the impact of uncertain tax positions.  The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 12 to the consolidated financial statements for discussion of the accounting for uncertainty in income taxes and the impact the guidance had on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on its future acquisitions including the Dome transaction.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on its future acquisitions including the Dome transaction.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 825, Financial Instruments.  This pronouncement issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by the Company during the quarter ended July 31, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued a pronouncement on what is now codified as ASC 855, Subsequent Events.  This pronouncement issued authoritative guidance in accounting for subsequent events which establishes general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. This accounting guidance was effective for interim or fiscal periods ending after June 15, 2009 and was adopted by us during the quarter ended July 31, 2009.  This guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued ASC Topic 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the Codification. All other accounting guidance not included in the Codification is non-authoritative. The Codification was effective for the Company’s quarterly period beginning August 1, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Topic 820 which clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available.  This new accounting guidance became effective for interim periods beginning after August 31, 2009 and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on the Company's financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force)and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial

Critical Accounting Policies

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

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

On November 1, 2006, the Company adopted accounting guidance for share-based payments that generally requires the fair value of share-based payments, including grants of employee stock options, be recognized in the statement of operations based on their grant date fair values.  Prior to the Company’s adoption this guidance, the fair value of the Company’s stock options was determined using a Black-Scholes pricing model, which assumed no expected dividends and estimated the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of this accounting guidance, the Company used historical and implied market volatility as a basis for calculating expected volatility.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of October 31, 2009, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

None.

Item 9A(T). Controls and Procedures

(a)

 Evaluation of Disclosure Controls and Procedures.

As of October 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2009, was effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c)

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending October 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience
Merlin Bingham President, CEO, and Chairman of the Board of Directors	1996	76

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

Roger Kolvoord, Executive Vice President and Director	Director since 2002; Officer since 2003	70

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

Wesley Pomeroy, Director	2005	54

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

Robert Kramer, Director	2006	63

Robert Kramer, C.A., was appointed to the Board of Directors in July 2006.  Mr. Kramer is the co-founder and Chief Executive Officer of Current Technology Corporation (OTCBB:CRTCF). The company was formed in 1987 to research, develop and commercialize electrotherapeutic products for the treatment of hair loss. An entrepreneur by nature, with a particular interest in the financial sector, he has been a founder/principal of a number of private companies offering commercial mortgages, venture capital and tax driven investments. Prior to co-founding Current Technology, he was a joint venture partner in an enterprise that raised funding for approximately 20 public mining companies conducting exploration activities in Western Canada. A graduate of the University of California, Berkeley with a degree in economics, Mr. Kramer has been a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia for 35 years. Mr. Kramer is a Registered Certified Public Accountant in the State of Illinois.  In 2005 he was admitted as a Fellow to The Institute of Chartered Securities and Administrators.

Gregory Hahn, Director	2007	58

Mr. Hahn was appointed to the Board of Directors in October 2007.  Mr. Hahn is a Certified Professional Geologist and a geological engineer with more than 25 years experience in exploration, mine development and operation, and particular expertise in base and precious metals, ore reserve calculations, slope stability, open pit operations, project evaluations and investment analysis. He is a board member of Marathon PGM Corp. (TSX: MAR), and a principal of Greg Hahn Consulting, LLC, a mining and geological consulting firm,  and Vice President-Exploration of Standard Steam Trust LLC, a privately held geothermal exploration and development company. From 1995 to 2007, Mr. Hahn was President, Chief Executive Officer and Director of Constellation Copper Corporation (TSX: CCU), where he was instrumental in bringing the Lisbon Valley copper mine into production, and involved with the subsequent construction and development of the mine. Prior to Mr. Hahn’s position with Constellation Copper Corp., he was Vice President for St. Mary Minerals Inc. for four years and Chief Geological Engineer for CoCa Mines Inc. for five years.  He also spent ten years with Noranda Inc. where he was pre-development manager of the Lik massive sulfide project in Alaska and chief mine geologist at the Blackbird cobalt-copper project in Idaho. Mr. Hahn received a B.A. in Earth Sciences from Dartmouth College and an M.S. in Geology and Geological Engineering from Michigan Tech.

Robert Devers Chief Financial Officer	2007	47

Mr. Devers was appointed Chief Financial Officer in June 2007.  Mr. Devers has over 20 years of experience in corporate finance, business operations, and financial reporting and controls.  Prior to joining Metalline, he was Senior Director – Financial Analysis and Internal Audit of The Broe Companies Inc., a privately held international company with investments in commercial and residential real estate and operations in oil and gas exploration and coal mining.  He has also served as a corporate officer and financial executive for privately-held and publicly traded companies.  Mr. Devers earned a Bachelor of Arts degree in Accounting from Western State College in 1985 and is a Certified Public Accountant in the state of Colorado.

Terry Brown, Vice President-Operations	2005	50

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

Involvement in Certain Legal Proceedings

None of the directors or executive officers have been involved in any material legal proceedings, or legal proceedings that are required to be disclosed pursuant to Item 401 of Regulation S-K, within the past five years, except as follows.  Mr. Hahn served as an executive officer and director of Constellation Copper Corporation until June 2007.  In December 2008 Constellation Copper filed for bankruptcy under the Bankruptcy and Insolvency Act of Canada.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Wesley Pomeroy, Robert Kramer and Gregory Hahn.  Messrs. Pomeroy, Kramer, and Hahn are each “independent” as that term is defined in Section 803A of the NYSE Amex Company Guide. Mr. Kramer is the financial expert for the audit committee. See “Management” for information about Mr. Kramer’s relevant experience.

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

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended October 31, 2009, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.

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

Item 11. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years October 31, 2009 and 2008 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000. See “Certain Relationships and Related Transactions”.

SUMMARY COMPENSATION TABLE

			Option
Name and	Fiscal	Salary	Awards	Total
Principal Position	Year	($)	($) (1)	($)

Merlin Bingham,	2009	$ 247,000(2)	$ 102,234(3)	$ 349,234
Chief Executive Officer and President	2008	$ 240,166	$ 178,132(4)	$ 418,298

Roger Kolvoord,	2009	$ 224,000(5)	$ 79,472(6)	$ 303,472
Executive Vice President	2008	$ 217,833	$ 118,755(7)	$ 336,588

Robert Devers,	2009	$ 165,000(8)	$ 198,249(9)	$ 363,249
Chief Financial Officer	2008	$ 162,500	$ 507,999(10)	$ 670,499

Terry Brown,	2009	$ 150,000(11)	$ 26,719(12)	$ 176,719
Vice President, Operations	2008	$ 145,833	$ 59,377(13)	$ 205,210

____________

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the named executive officers.  See note 9 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)

Mr. Bingham earned $247,000 in salary during fiscal 2009.  However, effective February 1, 2009 he agreed to defer 50% of his salary.  Through October 31, 2009 Mr. Bingham deferred $92,625 in salary, which amount is included in the salary column of the Summary Compensation Table.  On February 11, 2009 Mr. Bingham was granted options to acquire 185,250 shares of Company common stock upon agreeing to defer a portion of his salary.

(3)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 185,250 shares granted on February 11, 2009 and 150,000 shares granted on January 18, 2008. The options to acquire 185,250 shares vested on February 11, 2009.  The options to acquire 150,000 shares vested 50,000 at January 18, 2008; 50,000 on January 1, 2009; and 50,000 vest on January 1, 2010.

(4)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 150,000 shares.  The options vested 50,000 at January 18, 2008; 50,000 on January 1, 2009; and 50,000 vest on January 1, 2010.

(5)

Mr. Kolvoord earned $224,000 in salary during fiscal 2009.  However, effective February 1, 2009 he agreed to defer 50% of his salary.  Through October 31, 2009 Mr. Kolvoord deferred $84,000 in salary, which amount is included in the salary column of the Summary Compensation Table.  On February 11, 2009 Mr. Kolvoord was granted options to acquire 168,000 shares of Company common stock upon agreeing to defer a portion of his salary.

(6)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 168,000 shares granted on February 11, 2009 and 100,000 shares on January 18, 2008.    The options to acquire 168,000 shares vested on February 11, 2009.  The options to acquire 100,000 shares vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010.

(7)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares.  The options vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010.

(8)

Mr. Devers earned $165,000 in salary during fiscal 2009.  However, effective February 1, 2009 he agreed to defer 25% of his salary.  Through October 31, 2009 Mr. Devers deferred $30,938 in salary, which amount is included in the salary column of the Summary Compensation Table.  On February 11, 2009 Mr. Devers was granted options to acquire 61,875 shares of Company common stock upon agreeing to defer a portion of his salary.

(9)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 61,875 shares granted on February 11, 2009,100,000 shares granted on January 18, 2008, and 250,000 shares on June 18, 2007. The options to acquire 61,875 vested on February 11, 2009.  The option to acquire 100,000 shares granted in 2008 vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010.  The options to acquire 250,000 shares granted in 2007 vested 50,000 on October 31, 2007; 100,000 on October 31, 2008; and 100,000 on October 31, 2009.

(10)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 100,000 shares granted on January 18, 2008 and 250,000 shares on June 18, 2007.  The option to acquire 100,000 shares granted in 2008 vested 33,333 at January 18, 2008; 33,333 on January 1, 2009; and 33,334 vest on January 1, 2010.  The options to acquire 250,000 shares granted in 2007 vested 50,000 on October 31, 2007; 100,000 on  October 31, 2008; and 100,000 on October 31, 2009.

(11)

Mr. Brown earned $150,000 in salary during fiscal 2009.  However, effective February 1, 2009 he agreed to defer 25% of his salary starting in July 2009.  Through October 31, 2009 Mr. Brown deferred $12,500 in salary, which amount is included in the salary column of the Summary Compensation Table.  On February 11, 2009 Mr. Brown was granted options to acquire 32,813 shares of Company common stock upon agreeing to defer a portion of his salary.

(12)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 32,813 shares granted on February 11, 2009 and 50,000 shares on January 18, 2008.  The options to acquire 32,813 vested on February 11, 2009.  The options to acquire 50,000 shares granted in 2008 vested 16,666 at January 18, 2008; 16,667 on January 1, 2009; and 16,667 vest on January 1, 2010.

(13)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 50,000 shares.  The options vested 16,666 at January 18, 2008; 16,667 on January 1, 2009; and 16,667 vest on January 1, 2010.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above, the “named executive officers.”

The Compensation Committee of our Board of Directors (the "Committee") reviews and approves the total direct compensation packages for each of our executive officers. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. Stock option grants, as applicable to the named executive officers, are approved reviewed by the Committee and approved by the full board of directors.

The primary elements of compensation to our named executive officers are cash compensation and equity compensation in the form of stock option grants, each of which are described below.

Cash Compensation Payable to our Named Executive Officers

Our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to employment agreements entered into between each of these officers and Metalline.  Based on the Committee's knowledge of the industry and size and financial resources of the Company, the Committee believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.

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

As described below, each of the named executive officers receives a base salary pursuant to an employment agreement.  Each of the named executive officers’ salaries were increased in January 2008 after the Committee reviewed and evaluated the compensation of the named executive officers.  However, in fiscal 2009 the named executive officers did not receive any salary increase.  Instead, as further described below, to help the Company conserve its financial resources, in February 2009 each of the named executive officers agreed to defer a portion of their cash compensation.

Option Grants to our Named Executive Officers

We have granted stock options to our named executive officers.  These option grants are intended to provide incentives to our officers who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it.   We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.  Further, we believe that these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

Generally, options granted to our executive officers vest over a period of 2-3 years.  For example, during fiscal 2008 each of the named executive officers was granted an option to acquire shares of the Company’s common stock, and each grant vested on a pro-rata basis over a three year term.  However, during fiscal 2009 we granted certain each of our named executive officers stock options as a result of each of the executive officers agreeing to defer a portion of their salary that was otherwise due.  Each of the named executive officers agreed to defer the payment of a portion of their salaries in an effort to help the Company conserve its working capital.  For each $1 in salary that each of the named executive officers agreed to defer they were granted options to purchase 1.5 shares of Company common stock with an exercise price equal to the closing sales price of the Company’s common stock on February 11, 2009 (the date of grant).   These options were granted on February 11, 2009 and vested immediately upon grant.  Aside from the February 11, 2009 grants the Company’s named executive officers were not granted any other options or equity based compensation during fiscal 2009.  The named executive officers were granted the following number of options on February 11, 2009:

Name	Number of Options

Merlin Bingham	185,250
Roger Kolvoord	168,000
Robert Devers	61,875
Terry Brown	32,813

Employment Agreements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. Each of our executive officers are paid a salary for their services and have been granted stock options in consideration for their services. When the Compensation Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, the Committee reviews and approves the terms of the compensation granted and awarded to our named executive officers.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Merlin Bingham

Effective January 1, 2007, Merlin Bingham entered into an employment agreement with the Company, pursuant to which he initially received a base annual salary of $206,000. Mr. Bingham is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.

According to the severance terms of the employment agreement, upon termination of employment by the Company without cause, Mr. Bingham will receive a severance payment equal to twelve months salary. Upon a change in control (which is defined in the agreement), Mr. Bingham will receive a severance payment equal to twelve months salary following the expiration of his employment agreement but only if not renewed for the calendar year following the calendar year in which the change in control occurred. The agreement may also be terminated at any time by Mr. Bingham, with 30 days’ notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.

On January 18, 2008, Mr. Bingham’s salary was increased to $247,000 effective as of January 1, 2008.

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

Roger Kolvoord

Effective January 1, 2007, Roger Kolvoord entered into an employment agreement with the Company pursuant to which he initially received a base annual salary of $187,000. Mr. Kolvoord is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham above.

On January 18, 2008, Mr. Kolvoord’s salary was increased to $224,000, effective as of January 1, 2008.

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

Terry Brown

Effective January 1, 2007, Terry Brown entered into an employment agreement with the Company pursuant to which he initially received a base annual salary of $125,000. Mr. Brown is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors. The terms regarding severance and change of control are substantially identical to those described for Mr. Bingham above.

On January 18, 2008, Mr. Brown’s salary was increased to $150,000, effective as of January 1, 2008.

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

Robert Devers

On January 18, 2008, the Company entered into an employment agreement with Robert Devers that provides for a base annual salary of $165,000 and contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective January 1, 2008.

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

Subsequent Events

On December 22, 2009, the Company completed a private placement with total proceeds of $2,990,000 and the Board of Directors determined that in combination with funds raised from previous private placements and warrant exercises that the Company had raised sufficient operating capital to continue its operations.  Accordingly, the Board of Directors agreed to pay all deferred salaries for named executives and return those executives to their base salaries in accordance with their respective employment agreements.

Stock Option, Stock Awards and Equity Incentive Plans

The following table sets forth the outstanding equity awards for each named executive officer at October 31, 2009.  Except as otherwise indicated in the footnotes to the table, as of December 18, 2009 each of the options is currently vested in full.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

	Number of Securities
	Underlying Unexercised
	Options(1)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Merlin Bingham,	185,250	-	$0.34	2/11/2019
Chief Executive Officer and President	1,000,000	-	$2.59	5/1/2016
	100,000	-	$2.15	3/1/2010
	100,000(2)	50,000	$2.18	1/18/2018

Roger Kolvoord,	168,000	-	$0.34	2/11/2019
Executive Vice President	750,000	-	$2.59	5/1/2016
	66,666(3)	33,334	$2.18	1/18/2018

Robert Devers,	61,875	-	$0.34	2/11/2019
Chief Financial Officer	250,000	-	$4.30	6/18/2017
	66,666(4)	33,334	$2.18	1/18/2018

Terry Brown,	32,813	-	$0.34	2/11/2019
Vice President, Operations	250,000	-	$2.59	5/1/2016
	10,000	-	$2.00	10/1/2012
	33,333(5)	16,667	$2.18	1/18/2018

____________

(1)

Includes options granted under 2000 Equity Incentive Plan and 2006 Stock Option Plan.

(2)

On January 18, 2008, Mr. Bingham was granted options to purchase 150,000 shares of common stock; 50,000 of the options vested on January 18, 2008, 50,000 vested on January 1, 2009, and 50,000 vests on January 1, 2010.

(3)

On January 18, 2008, Mr. Kolvoord was granted options to purchase 100,000 shares of common stock; 33,333 of the options vested on January 18, 2008, 33,333 vested on January 1, 2009, and 33,333 vests on January 1, 2010.

(4)

On January 18, 2008, Mr. Devers was granted options to purchase 100,000 shares of common stock; 33,333 of the options vested on January 18, 2008, 33,333 vested on January 1, 2009, and 33,333 vests on January 1, 2010.

(5)

On January 18, 2008, Mr. Brown was granted options to purchase 50,000 shares of common stock; 16,666 of the options vested on January 18, 2008, 16,666 vested on January 1, 2009, and 16,667 vests on January 1, 2010.

Compensation of Directors

Effective February 1, 2008, the Company’s independent directors are compensated $9,000 per quarter and issued 10,800 shares of the Company’s common stock per fiscal quarter for their services.  In addition, they have been and may be compensated with discretionary stock option grants. No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

On February 11, 2009, Messrs. Kramer, Pomeroy, and Hahn (being each of our independent directors) entered into a deferral agreement with the Company to defer 100% of the cash portion of their directors’ fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  The independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009.  In exchange for entering into this deferral agreement, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred.  The options to acquire an aggregate of 162,000 shares of common stock issued to the directors vested immediately and had a fair value of $41,196 at date of grant.

After closing a private placement, on December 24, 2009 the Company agreed to pay each of the independent directors the deferred amounts of their directors’ fees.   Commencing in the first quarter of fiscal 2010 each of the directors will again receive their standard quarterly fees as described above.

Except as described above, the Company does not have any standard arrangements pursuant to which the Company’s non-independent directors are compensated for services as directors.

Although Messrs. Bingham and Kolvoord serve on the Company’s Board of Directors neither receives any separate compensation for serving on the board.  During the fiscal year end October 31, 2009, the Company compensated the following directors, who are not named executive officers, for their services as directors as follows:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)(2)	All other compensation ($)	Total ($)

Wesley Pomeroy(3)	$ 36,000	$ 15,444	$ 13,732(6)	$ -	$ 65,176

Robert Kramer(4)	$ 36,000	$ 15,444	$ 13,732(6)	$ -	$ 65,176

Gregory Hahn(5)	$ 36,000	$ 15,444	$ 120,536(7)	$ -	$ 171,980

(1)

Effective February 1, 2009, the Company’s independent directors agreed to defer the cash portion of their directors fees.  As of October 31, 2009, each director has deferred an aggregate of $27,000 of quarterly directors fees, which amount is included in the “fees earned or paid in cash” column of the table.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to the directors.  See note 9 to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(3)

Mr. Pomeroy holds options to purchase 304,000 shares of the Company’s common stock.  These options are fully vested.  During the fiscal year ended October 31, 2009, Mr. Pomeroy was issued an aggregate of 43,200 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(4)

Mr. Kramer holds options to purchase 554,000 shares of the Company’s common stock.  These options are fully vested.  During the fiscal year ended October 31, 2009, Mr. Kramer was issued an aggregate of 43,200 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(5)

Mr. Hahn holds options to purchase 304,000 shares of the Company’s common stock.  These options are fully vested.  During the fiscal year ended October 31, 2009, Mr. Hahn was issued an aggregate of 43,200 shares of common stock pursuant to the 2006 Stock Option Plan for director compensation.

(6)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 54,000 shares issued on February 11, 2009. These options are fully vested and were issued in consideration for the director entering into the deferral agreement for their directors fees.

(7)

Amount represents the dollar amount recognized for financial statement reporting purposes for fair value of options to acquire 54,000 shares granted on February 11, 2009 and options to acquire 250,000 shares granted on October 1, 2007.  The options to acquire 54,000 shares granted on February 11, 2009 vested immediately and were issued in consideration for the director entering into the deferral agreement for their directors fees. The options to acquire 250,000 shares granted on October 1, 2007 vested 50,000 on October 31, 2007; 100,000 on October 1, 2008 and 100,000 on October 1, 2009

Repricing of Options

None.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of December 23, 2009 was 55,334,429.  The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 23, 2009 by each person (other than the Directors and Executive Officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Metalline Beneficial Ownership(1)	Percent of Metalline Common stock

John C. Barrett PO Box 10433 Pompano Beach FL 33061	6,774,000(2)	12.0%

Lazarus Investment Partners LLP c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, #600 Denver, CO 80206	3,283,592(3)	5.9%

Steven Carlitz 1411 Aster Lane Cupertino, CA 95014	3,120,931(4)	5.6%

____________

(1)

Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.

(2)

Includes warrants to acquire 1,100,000 shares of common stock held by John C. Barrett and John C. Barrett Revocable Trust.

(3)

Includes warrants to acquire 146,000 shares of common stock.

(4)

Includes warrants to acquire 200,000 shares of common stock.

Security Ownership of Management

The following table sets forth as of December 23, 2009, the number of shares of the Company’s Common Stock beneficially owned by each of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Metalline Beneficial Ownership(1)	Percent of Metalline Common stock

Merlin Bingham 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Chief Executive Officer, President and Director	2,951,365(2)	5.2%

Roger Kolvoord 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Executive Vice President and Director	1,387,406(3)	2.5%

Wesley Pomeroy 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Director	715,600(4)	1.3%

Robert Kramer 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Director	703,850(5)	1.3%

Gregory Hahn 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Director	391,600(6)	*

Robert Devers 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Chief Financial Officer	411,875(7)	*

Terry Brown 1330 E. Margaret Ave. Coeur d’Alene, ID 83815	Vice President-Operations	395,313(8)	*

All current directors, executive officers and named executive officers as a group (seven persons)		6,957,009(9)	11.6%

____________

*

Indicates less than one percent.

(1)

Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.

(2)

Includes: (i) 1,330,639 shares of common stock; (ii) 74,726 common shares held by Mr. Bingham’s spouse; (iii) options to acquire 1,435,250 shares of common stock; and (iv) vested options held by Mr. Bingham’s spouse to acquire 110,750 shares of common stock.

(3)

Includes: (i) 369,406 shares of common stock; and (ii) options to acquire 1,018,000 shares of common stock.

(4)

Includes: (i) 261,600 shares of common stock; (ii) vested options to acquire 304,000 shares of common stock; and (iii) warrants to acquire 150,000 shares of common stock.

(5)

Includes: (i) 132,600 shares of common stock; (ii) vested options to acquire 554,000 shares of common stock; and (iii) warrants to acquire 17,250 shares of common stock.

(6)

Includes: (i) 87,600 shares of common stock; and (ii) vested options to acquire 304,000 shares of common stock.

(7)

Includes options to acquire 411,875 shares of common stock.

(8)

Includes: (i) 52,500 shares of common stock; and (ii) vested options to acquire 342,813 shares of common stock.

(9)

Includes securities reflected in footnotes 2 - 8.

Securities Authorized for Issuance Under Equity Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	5,005,623(1)	$2.27	363,577(2)

Equity compensation plans not approved by security holders	1,017,353(3)	$2.44	—

Total	6,022,976	$2.30	363,577

____________

(1)

Includes: (i) options to acquire 530,000 shares of Common Stock under the 2000 Plan; and (ii) options to acquire 4,475,623 shares of common stock under the 2006 Plan.

(2)

Includes: (i) 260,000 shares of Common Stock available for issue under the 2000 Plan; and (ii) 103,577 shares of Common Stock available for issue under the 2006 Plan.

(3)

Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 200,000 shares of Common Stock as compensation for financial services to O&M Partners and (v) warrants to purchase 590,000 shares as compensation for financial services to David Nahmias.

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

Other than the transaction stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since November 1, 2008, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

Wesley Pomeroy, Robert Kramer and Gregory Hahn each served on our Board of Directors and each is considered “independent” as that term is defined in Section 803A of the NYSE Amex Company Guide.  Each currently serves on our nominating, compensation and audit committees.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hein & Associates LLP serves as our independent registered public accounting firm.  Hein & Associates was appointed our independent registered public accounting firm on September 4, 2007.

Audit Fees

During the fiscal year ended October 31, 2009 and 2008, Hein & Associates LLP billed us aggregate fees and expenses in the amount of $76,705 and $97,928, respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no fees billed by Hein & Associates for audit-related services rendered during fiscal years ended October 31, 2009 and 2008.

Tax Fees

During the fiscal year ended October 31, 2009 and 2008, Hein & Associates LLP billed us aggregate fees and expenses for tax services and in the amount of $1,175 and $16,426, respectively.

All Other Fees

There were no other services provided by Hein & Associates during fiscal years ended October 31, 2009 and 2008.

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

                                                                                         PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3.1(a)	Articles of Incorporation.[1]

3.1(b)	Certificate of Amendment to Articles of Incorporation.[2]

3.2	Bylaws.[2]

4.1	Rights Agreement, dated as of June 11, 2007, between the Company and OTC Stock Transfer, as Rights Agent. [7]

10.1	2000 Equity Incentive Plan. [5]

10.2	2006 Stock Option Plan. [5]

10.4	Employment Agreement with Merlin Bingham, effective January 1, 2007.[5]

10.5	Employment Agreement with Roger Kolvoord, effective January 1, 2007. [5]

10.6	Employment Agreement with Terry Brown, effective January 1, 2007. [5]

10.7	Employment Agreement with Robert Devers, effective January 1, 2008.[6]

10.8	Professional Services Contract to represent Minera Metalin S.A. of C.V. in litigation by Sociedad Cooperativa de Explotación Minera Mineros Norteños S.C.L. [8]

10.9	Form of Salary Deferral Agreement.[8]

14	Code of Ethics. [5]

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Hein & Associates LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Sierra Mojada location map.[4]

____________

(1)

Incorporated by reference from Form 10-SB, filed October 15, 1999.

(2)

Incorporated by reference from Form 10-QSB, filed September 19, 2006.

(3)

Incorporated by reference from Form 8-K, filed March 6, 2006.

(4)

Filed herewith under Item 2. Properties

(5)

Incorporated by reference from Form 10-KSB, filed January 31, 2007.

(6)

Incorporated by reference from Form 8-K, filed January 22, 2008.

(7)   Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on June 11, 2007.

(8)   Incorporated by reference from Form 10-K, filed February 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Date: January 7, 2010

By: /s/ Merlin Bingham

Merlin Bingham,

President and Principal Executive Officer

Date: January 7, 2010

 By: /s/ Robert Devers

Robert Devers,

Chief Financial Officer and Principal Accounting   Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 7, 2010

By: /s/ Merlin Bingham

Merlin Bingham, Director

Date: January 7, 2010

By: /s/ Roger Kolvoord

Roger Kolvoord, Director

Date: January 7, 2010

By:  /s/ Wesley Pomeroy

Wesley Pomeroy, Director

Date: January 7, 2010

By: /s/ Robert Kramer

Robert Kramer, Director

Date: January 7, 2010

By: /s/ Gregory Hahn

Gregory Hahn, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METALLINE MINING COMPANY

(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4 - F-8

Consolidated Statements of Cash Flows	F-9 - F-10

Notes to Consolidated Financial Statements	F-11 - F-33

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Metalline Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (an exploration stage company) (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalline Mining Company (an exploration stage company) as of October 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the combination in the consolidated statements of operations, cash flows, and stockholders’ equity of the amounts as presented for the years ending October 31, 2009 and 2008 with the amounts for the corresponding consolidated statements for the period from inception (November 8, 1993) through October 31, 2007.  In our opinion the amounts have been properly combined for the period from inception (November 8, 1993) through October 31, 2009.

The accompanying consolidating financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company doesn't have sufficient capital to sustain operations and has suffered recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1, including a plan of merger.

As discussed in Note 12, effective November 1, 2007, the Company adopted new authoritative guidance for accounting for uncertainty in income taxes.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado

January 7, 2010

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	October 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,482,943	$ 2,228,778
Other receivables	18,303	31,741
Prepaid expenses	134,122	23,025
Total Current Assets	1,635,368	2,283,544

PROPERTY CONCESSIONS
Sierra Mojada District (Note 3)	3,713,722	3,771,029

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $679,659 and $492,647, respectively (Note 4)	1,005,733	1,219,726

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $273,761 and $220,416, respectively (Note 2)	686,992	543,554

TOTAL ASSETS	$ 7,041,815	$ 7,817,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 55,037	$ 133,318
Income tax payable	9,290	17,653
Deferred salaries and costs (Note 5)	393,903	—
Accrued liabilities and expenses	346,446	189,663
Other liabilities	—	37,500
Total Current Liabilities	804,676	378,134

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)	—	—

STOCKHOLDERS’ EQUITY (Notes 8, 9 and 10)
Common stock, $0.01 par value; 160,000,000 shares authorized, 48,834,429 and 39,709,427 shares issued and outstanding, respectively	488,344	397,094
Additional paid-in capital	55,144,214	51,753,400
Deficit accumulated during exploration stage	(51,917,015)	(47,066,815)
Other comprehensive income	2,521,596	2,356,040
Total Stockholders’ Equity	6,237,139	7,439,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,041,815	$ 7,817,853

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31, 2009
	2009	2008

REVENUES	$ —	$ —	$ —

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,206,178	3,016,858	16,924,498
Depreciation and asset write-off	174,927	217,646	875,896
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	1,381,105	3,234,504	17,800,394

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	1,494,244	2,062,000	13,382,726
Office and administrative expenses	255,297	468,059	2,714,589
Professional services	943,384	2,149,164	11,042,000
Directors fees	302,332	584,088	3,161,751
Provision for uncollectible value-added taxes	56,102	220,416	276,518
Depreciation	20,539	24,395	220,320
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,071,898	5,508,122	30,797,904

LOSS FROM OPERATIONS	(4,453,003)	(8,742,626)	(48,598,298)

OTHER INCOME (EXPENSES)
Interest and investment income	1,542	150,903	837,409
Foreign currency transaction loss	(264,919)	(3,686,063)	(3,852,974)
Miscellaneous ore sales, net of expenses	—	—	134,242
Miscellaneous income	—	17	82,351
Interest and financing expense	—	—	(289,230)
TOTAL OTHER EXPENSE	(263,377)	(3,535,143)	(3,088,202)

LOSS BEFORE INCOME TAXES	(4,716,380)	(12,277,769)	(51,686,500)

INCOME TAXES (Note 12)	7,730	42,653	104,425

NET LOSS	$ (4,724,110)	$ (12,320,422)	$ (51,790,925)

OTHER COMPREHENSIVE INCOME – Foreign Currency translation adjustments	165,556	2,442,682	2,521,596

COMPREHENSIVE LOSS	$ (4,558,554)	$ (9,877,740)	$ (49,269,329)

NET LOSS	$ (4,724,110)	$ (12,320,422)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS (Note10)	(126,090)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (4,850,200)	$ (12,320,422)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.12)	$ (0.31)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,482,728	39,582,962

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Common stock issuance prior to inception (no value)	576,480	$ 5,765	$ (5,765)	$ —	$ —	$ —	$ —

Net loss for the year ended October 31, 1994	—	—	—	—	(8,831)	—	(8,831)
Balances, October 31, 1994	576,480	5,765	(5,765)	—	(8,831)	—	(8,831)

Net loss for the year ended October 31, 1995	—	—	—	—	(7,761)	—	(7,761)
Balances, October 31, 1995	576,480	5,765	(5,765)	—	(16,592)	—	(16,592)

Issuances of common stock as follows: - for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	(40,670)	—	(40,670)
Balances, October 31, 1996	3,134,339	31,344	153,485	—	(57,262)	—	127,567

Issuances of common stock as follows: - for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows: - 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	(582,919)	—	(582,919)
Balances, October 31, 1997	4,452,439	44,525	941,352	—	(640,181)	—	345,696

Issuances of common stock as follows: - for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows: - 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	60,000	—	—	—	60,000
- for consulting fees	—	—	117,000	—	—	—	117,000

Warrants issued for services	—	—	488,980	—	(488,980)	—	—

Net loss for the year ended October 31, 1998	—	—	—	—	(906,036)	—	(906,036)
Balance, October 31, 1998	6,092,739	$ 60,928	$ 3,423,674	$ (300,000)	$ (2,035,197)	$ —	$ 1,149,405

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 1998	6,092,739	$ 60,928	$ 3,423,674	$ (300,000)	$ (2,035,197)	$ —	$ 1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	222,500	—	—	—	225,000
- issuance of options for financing fees	—	—	216,000	—	—	—	216,000

Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	(1,423,045)	—	(1,423,045)
Balance, October 31, 1999	7,217,095	72,172	4,754,330	—	(3,458,242)	—	1,368,260

Stock option and warrant activity as follows:
- Exercise of options at $0.86 per share	950,000	9,500	802,750	—	—	—	812,250
- Warrants issued for services	—	—	55,000	—	—	—	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
- for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	(882,208)	—	(882,208)
Balances, October 31, 2000	9,742,595	97,427	9,761,310	—	(4,340,450)	—	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	14,800	—	—	—	15,000
- Options issued for consulting fees	—	—	740,892	—	—	—	740,892
- Warrants issued for consulting fees	—	—	144,791	—	—	—	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	497,500	—	—	—	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
- for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
- for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	(2,069,390)	(2,069,390)
Balance, October 31, 2001	10,069,595	100,697	11,271,793	—	(6,409,840)	—	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
- for cash and warrants at $1.50 per share	96,000	960	143,040	—	—	—	144,000
- for cash and warrants at $1.50 per share	66,667	667	99,333	—	—	—	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	—	—	61,000	—	—	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	(765,765)	(765,765)
Balance, October 31, 2002	10,368,340	$ 103,685	$ 11,778,680	$ —	$ (7,175,605)	$ —	$ 4,706,760

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2002	10,368,340	$ 103,685	$ 11,778,680	$ —	$(7,175,605)	$ —	$ 4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
- for cash and warrants at $1.50 per share	7,000	70	10,430	—	—	—	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	(1,107,228)	—	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	13,453,835	(38,000)	(8,282,833)	—	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,801	6,805,485	—	—	—	6,881,286
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
- for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—

Net loss for the year ended October 31, 2004	—	—		(5,036,805)	—	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	20,563,542	—	(13,319,638)	—	7,441,419

Issuances of common stock as follows:
- for cash at an average of $0.98 per share with attached warrants	476,404	4,764	461,965	—	—	—	466,729
- for compensation at an average of $1.00 per share	176,772	1,768	175,005	—	—	—	176,773

Net loss for the year ended October 31, 2005	—	—	—	—	(3,302,161)	(3,302,161)
Balance, October 31, 2005	20,404,585	$ 204,047	$ 21,200,512	$ —	$ (16,621,799)	$ 4,782,760

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2005	20,404,585	$ 204,047	$ 21,200,512	$ —	$ (16,621,799)	$ —	$ 4,782,760

Issuance of common stock as follows:
- for cash at an average price of $.80 per share with attached warrants	13,374,833	133,748	11,077,879	—	—	—	11,211,627
- for services at an average price of $.80 per share with attached warrants	73,650	736	58,213	—	—	—	58,949
- for compensation at an average price of $.80 per share	248,593	2,486	154,389	—	—	—	156,875
- for adjustment of private placement selling price	81,251	812	(812)	—	—	—	—

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers and independent directors at an average fair value of $2.18 per share	—	—	4,360,000				4,360,000
- options & warrants for directors fees at an average fair value of $2.17 per share	—	—	1,665,705	—	—	—	1,665,705
- modification of options	—	—	48,000	—	—	—	48,000
- exercise of warrants at an average price of $1.25 per share	25,000	250	31,000	—	—	—	31,250

Net loss for the year ended October 31, 2006	—	—	—	—	(11,193,037)	—	(11,193,037)

Balance, October 31, 2006	34,207,912	$ 342,079	$ 38,594,886	$ —	$ (27,814,836)	$ —	$ 11,122,129

Issuance of common stock as follows:
- for cash at an average price of $2.35 per share with attached warrants	2,413,571	24,136	5,647,757	—	—	—	5,671,893
- for services at an average price of $4.31 per share	49,120	491	211,069	—	—	—	211,560
- for directors fees at an average price of $2.71 per share	108,000	1,080	305,100	—	—	—	306,180

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.30 per share	2,240,374	22,404	2,917,750	—	—	—	2,940,154
- warrants issued for financial services at an average fair value of $1.82 per share	—	—	1,094,950				1,094,950
- stock based compensation for options issued to officer and independent director	—	—	434,189				434,189
- for cashless exercise of options	126,000	1,260	(1,260)	—	—	—	—
- extension of warrant for services	—	—	68,999	—	—	—	68,999

Other Comprehensive Income – Foreign Currency translation adjustment	—	—	—	—	—	(86,642)	(86,642)

Net loss for the year ended October 31, 2008	—	—	—	—	(6,931,557)	(6,931,557)

Balance, October 31, 2007	39,144,977	$ 391,450	$ 49,273,440	$	$ (34,746,393)	(86,642)	$ 14,831,855

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock		Additional	Stock	Deficit Accumulated During	Other
Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2007	39,144,977	$ 391,450	$ 49,273,440	$ —	$ (34,746,393)	$ (86,642)	$ 14,831,855

Issuance of common stock as follows:
- for directors fees at an average price of $1.69 per share	145,200	1,452	243,480	—	—	—	244,932
- for services at an average price of $2.18 per share	38,000	380	82,460	—	—	—	82,840

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.25 per share	381,250	3,812	472,751	—	—	—	476,563
- warrants issued for financial services at an average fair value of $.82 per share	—	—	81,838				81,838
- stock based compensation for options issued to officer and independent directors during prior periods	—	—	693,362				693,362
- stock based compensation for options issued to officers	—	—	475,018				475,018
- stock based compensation for options issued to employees	—	—	164,435				164,435
- stock based compensation for options issued to consultant	—	—	266,616				266,616

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	2,442,682	2,442,682

Net loss for the year ended October 31, 2008	—	(12,320,422)

Balance, October 31, 2008	39,709,427	$ 397,094	$ 51,753,400	$ —	$ (47,066,815)	$ 2,356,040	$ 7,439,719

Issuance of common stock as follows:
- for cash at an average price of $0.25 per share with attached warrants	5,291,952	52,920	1,270,068	—	—	—	1,322,988
- for directors fees at an average price of $0.36 per share	129,600	1,296	45,036	—	—	—	46,332

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $0.34 per share	3,703,450	37,034	1,212,346	—	—	—	1,249,380
- warrants issued for financial services at an average fair value of $0.43 per share	—	—	39,022				39,022
- extension of warrant for services	—	—	4,664	—	—	—	4,664
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	514,152				514,152
- stock based compensation for options issued to officers and independent directors	—	—	179,436				179,436

Deemed dividend on exercise of warrants (Note 10)			126,090		(126,090)		—

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	165,556	165,556

Net loss for the year ended October 31, 2009	—	—	—	—	(4,724,110)	—	(4,724,110)

Balance, October 31, 2009	48,834,429	$ 488,344	$ 55,144,214	$ —	$(51,917,015)	$ 2,521,596	$ 6,237,139

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,724,110)	$ (12,320,422)	$ (51,790,925)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	195,455	242,478	1,098,652
Provision for uncollectible value-added taxes	54,716	220,416	275,132
Noncash expenses	—	—	126,864
Foreign currency transaction loss	236,129	3,869,043	4,007,163
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	82,840	1,059,946
Stock options issued for compensation	693,588	1,599,431	7,087,210
Common stock issued for directors fees	46,332	244,932	597,444
Stock Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	43,686	81,838	1,978,243
(Increase) decrease in:
Value added tax receivable	(201,061)	(515,736)	(1,110,032)
Other receivables	12,500	(13,375)	(24,547)
Prepaid taxes and expenses	(107,013)	(6,318)	(131,119)
Increase (decrease) in:
Accounts payable	(78,280)	48,779	55,002
Accounts payable - related parties	—	(68,460)	—
Income tax payable	(7,809)	(33,972)	12,433
Accrued liabilities and expenses	158,378	130,453	380,645
Deferred salaries and costs	393,903	—	393,903
Other liabilities	(35,627)	(55,455)	7,649
Net cash used by operating activities	(3,319,213)	(6,493,528)	(31,621,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	7,900,000	21,609,447
Equipment purchases	(5,814)	(781,537)	(2,324,188)
Mining property acquisitions	—	—	(4,632,037)
Net cash (used by) provided by investing activities	(5,814)	7,118,463	(6,956,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,322,988	—	34,702,194
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	1,249,380	476,563	4,697,347
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	2,572,368	476,563	40,363,648

Effect of exchange rates on cash	6,824	(307,207)	(303,314)

Net (decrease) increase in cash and cash equivalents	(745,835)	794,291	1,482,943
Cash and cash equivalents beginning of period	2,228,778	1,434,487	—

Cash and cash equivalents end of period	$ 1,482,943	$ 2,228,778	$ 1,482,943

METALLINE MINING COMPANY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31, 2009
	2009	2008

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$ 14,523	$ 75,411	$ 89,934
Interest paid	$ —	$ —	$ 286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$ —	$ —	$ 25,000
Common stock options issued for financing fees	$ —	$ —	$ 276,000
Common stock options issued for non-cash options	$ —	$ —	$ 59,220

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

Organization and Description of Business

Metalline Mining Company (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.

The Company expects to engage in the business of mining. The Company currently owns several mining concessions in Mexico (collectively known as the Sierra Mojada Property). The Company conducts its operations in Mexico through its wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V  (“Contratistas”). The Company formed a new wholly owned subsidiary, Metalline Mining Delaware Inc, on December 3, 2009 to merge with Dome pursuant to the agreement below.

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

Merger Agreement with Dome Ventures

On December 4, 2009, Metalline executed an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dome Ventures Corporation (“Dome”) whereby upon the closing of the transaction described in the Merger Agreement, Dome will become a wholly owned subsidiary of Metalline.  Dome is a publicly held resource company based in Vancouver, British Columbia, Canada. Dome’s common stock is listed on the TSX Venture Exchange (TSX-V) under the symbol "DV.U". Dome holds three exploration licenses in Gabon, West Africa and recently announced a joint venture agreement with AngloGold Ashanti Limited on two of its licenses, Ndjole and Mevang. At the same time Dome entered into a second joint venture agreement on the Ogooue license held by AngloGold Ashanti Limited.

Pursuant to the Merger Agreement, Metalline closed a private of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000.  Further pursuant to the Merger Agreement, Dome agreed to raise $13,010,000 through private placement of special warrants of Dome by January 10, 2010. The funds will be held in escrow pending the closing of the transaction.

Upon completion of funding transactions described above, both Dome and Metalline must submit the proposed transaction to their respective stockholders for approval, and accordingly completing the transaction is subject to both parties receipt of their stockholders’ approval.  As such, the Merger Agreement obligates Metalline to prepare and file with the Securities and Exchange Commission a registration statement pursuant to which it will seek stockholder approval of the transaction and register the shares of common stock to be issued to Dome’s stockholders.  Metalline will be considered the acquirer for accounting purposes.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS (continued)

Upon the closing of the transaction described in the Merger Agreement, Metalline will acquire all of the outstanding shares of Dome by the issuance of 47,724,561 shares of common stock.  The number of Metalline common shares to be received by each Dome shareholder will depend on the number of Dome shares outstanding at the closing of the transaction.   Additionally, upon the effective date of the transaction all outstanding Dome warrants will be exchanged for warrants to acquire Metalline common stock on equivalent terms.  The parties anticipate that the Metalline common stock issued in the transaction will be listed on both the NYSE Amex and the TSX Venture Exchange.

The Merger Agreement sets forth a number of conditions precedent for completion of the transaction, and contains other standard provisions for transactions of this nature, including transaction protection terms, standard representations, warranties and covenants. There can be no assurance that Metalline will be able to meet the conditions precedent to the transaction contemplated by the Merger Agreement. The parties expect to complete the transaction during the second calendar quarter of 2010.  If the Merger is not completed by May 30, 2010, the Merger Agreement will terminate.

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $51,790,925 from inception through October 31, 2009.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of October 31, 2009, the Company had a working capital balance of $830,692.

As discussed above, the Company executed a Merger Agreement with Dome on December 4, 2009, whereby upon the closing of the transaction, Dome will become a wholly owned subsidiary of the Company.  In connection with the Merger, Metalline closed a  $2,990,000 private placement on  December 22, 2009 and it is expected that Dome will raise $13,010,000 through a private placement of special warrants by January 10, 2010.  The $16 million of capital funding (if received) to be raised in connection with the transaction will be used to significantly expand exploration activities at Sierra Mojada over the next 3 years.    Management plans to use these funds to ramp-up its exploration activities at Sierra Mojada and to fund its working capital while the Company works to close the Dome Merger.

The merger transaction is subject to several conditions including Dome raising $13,010,000 through a private placement of special warrants by January 10, 2010, both companies obtaining shareholder approval, and the Company’s registration of the common stock to be issued to the Dome shareholders.  Although the Company has improved its working capital through the $2.9 million private placement closed on December 22, 2009 and other private placement transactions during fiscal 2009, the Merger Agreement contains several conditions precedent for the transaction to be completed, all of which must be met by May 30, 2010.  In the event the Company is unable to successfully close the Merger transaction, the Company may not have sufficient working capital to operate during the next fiscal year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

In the event the Company is unable to successfully close the Dome transaction, Management will immediately reduce exploration activities and reduce administrative costs to conserve capital while it tries to secure alternative sources of capital to fund its operations and continue exploration of the Sierra Mojada Property.  Management would also immediately resume its efforts to explore for various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. If the Company is unable to quickly find alternative sources of capital, its business, financial condition and results of operations will be adversely impacted.

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

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to October 31, 2009 through January 7, 2010, which is the date these financial statements were issued, to ensure that such events have been properly reflected in these statements. See Note 14 for disclosure of subsequent events.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account.  The commercial depository account is insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account consists of cash and short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit.  As of October 31, 2009, the Company did not hold any fixed income investments. The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $38,851 and $157,843 at October 31, 2009 and 2008, respectively, are denominated in pesos and are considered uninsured. At October 31, 2009, the Company’s cash balances and marketable securities included $993,633 which was not federally insured.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 17,984,713 and 18,346,568 shares outstanding at October 31, 2009 and 2008, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As discussed in Note 14, the Company completed a private placement of 6,500,000 units on December 22, 2009.  If this transaction had occurred before the end of our fiscal year, the number of outstanding common shares would have been 55,334,429 and the number of common stock equivalents would have been 21,234,713.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of mining concessions, establishing a valuation allowance on future use of deferred tax assets,  and calculating stock-based compensation.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended October 31, 2009 and 2008 were $1,206,178 and $3,016,858, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $16,924,498.

Exploration Stage Activities

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivable, and accounts payable approximate fair value at October 31, 2009 and 2008 due to the short maturities of these financial instruments.

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

Foreign Operations

The accompanying balance sheet at October 31, 2009 contains Company assets in Mexico, including: $3,713,722 in property concessions; $1,594,842 (before accumulated depreciation) of office and mining equipment; $686,992 of value-added tax receivable; $123,693 of prepaid expenses and $38,851 of cash. Although this country is generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of October 31, 2009, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $704,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed.  The Company worked with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but the Company was unable to recover the IVA tax  amounts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2008, the Company hired an IVA tax consultant to assist the Company in recovering the IVA taxes. The IVA tax consultant performed a detailed review of the IVA tax returns for 2005, 2006, and 2007 and suggested the Company eliminate certain small dollar items and items that lack clear supporting documentation to expedite recovery of these IVA tax amounts.  The Company prepared revised IVA tax returns and presented them to the Mexican authorities. However, the Mexican authorities rejected the returns and requested further information. At October 31, 2008, the Company reviewed the estimated collectability of the IVA tax amounts for each tax year and established an allowance for uncollectible taxes of $220,416. In addition, due to the uncertainty regarding the timing when these amounts would be recovered, the Company reclassified the IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of October 31, 2008.

During 2009, the Company continued to work with the Mexican authorities to provide requested information and resolve any outstanding tax issues.  Several times the Company presented the tax returns along with supporting information to the Mexican authorities only to receive notices requesting further information.  The Company met with senior government officials in charge of our returns on at least two different occasions in attempt to resolve these issues.  Despite assurances that the returns would be accepted as filed, the Mexican authorities again rejected our returns in October 2009.  The Company plans to challenge the governments repeated request for information and aggressively pursue collection of all outstanding IVA tax amounts.

Given the continued uncertainty as to the ultimate collection of these taxes, Management evaluated the estimated collectability of the IVA amounts for each tax year and increased its allowance for uncollectible taxes to approximately $3.6 million pesos or $273,761.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions. The Company will continue to classify the IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of October 31, 2009 due to the uncertainty regarding the timing when these amounts will be recovered.

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

Revenue Recognition Policy

The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of October 31, 2009, the Company has not recognized any revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from our normal business activities. The Company records an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a loss has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  The consolidated financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.   Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

Stock-Based Compensation

On November 1, 2006, the Company adopted accounting guidance for share-based payments that generally requires the fair value of share-based payments, including grants of employee stock options, be recognized in the statement of operations based on their grant date fair values.  Prior to the Company’s adoption this guidance, the fair value of the Company’s stock options was determined using a Black-Scholes pricing model, which assumed no expected dividends and estimated the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of this accounting guidance, the Company used historical and implied market volatility as a basis for calculating expected volatility.

The Company elected to adopt the modified prospective transition method as permitted by this new guidance and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of the new authoritative guidance to new awards and to awards modified, repurchased, or cancelled after November 1, 2006.   This transition method also requires the Company to present pro-forma income, cash flow and earnings per share information as if the Company had adopted this statement for all periods presented.  Since the Company utilized the fair value method for all option grants prior to adoption of the new guidance and since no options were previously granted with a graded vesting schedule, the compensation expense previously reported under the old standard is the same as if the Company adopted the new guidance for the periods presented.  Accordingly, no pro-forma information is presented as the Company’s net income, basic and diluted earnings per share for all periods is the same as previously reported under the previous guidance.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

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

Income Taxes

Income taxes are accounted for based upon the asset and liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective November 1, 2007, the Company adopted accounting guidance for uncertainty in income taxes.  This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

With the adoption of the accounting guidance for uncertainty in income taxes, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards.  The adoption of this guidance did not require a cumulative effect adjustment to beginning retained earnings.

Fair Value Measurements

On November 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The new fair value accounting guidance is applied prospectively for financial assets and liabilities measured on a recurring basis as of November 1, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the Financial Accounting Standards Board (“FASB”)  issued further accounting guidance which delayed the effective date of applying fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new accounting guidance for nonfinancial assets and nonfinancial liabilities is effective for the Company’s fiscal year beginning November 1, 2009. The Company believes that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on its financial position, results of operations or cash flows

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established which identifies and prioritizes three levels of inputs to be used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of October 31, 2009, the Company had no financial assets or liabilities required to be reported for fair value purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On November 1, 2008, the Company adopted a pronouncement on what is now codified as Accounting Standards Codification 820, Fair Value Measurements and Disclosure.  This pronouncement provides authoritative guidance regarding the fair value option for financial assets and financial liabilities.  This guidance provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus this authoritative guidance did not have an impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on its future acquisitions including the Dome transaction.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on its future acquisitions including the Dome transaction.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 825, Financial Instruments.  This pronouncement issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by the Company during the quarter ended July 31, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued a pronouncement on what is now codified as ASC 855, Subsequent Events.  This pronouncement issued authoritative guidance in accounting for subsequent events which establishes general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. This accounting guidance was effective for interim or fiscal periods ending after June 15, 2009 and was adopted by us during the quarter ended July 31, 2009.  This guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued ASC Topic 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the Codification. All other accounting guidance not included in the Codification is non-authoritative. The Codification was effective for the Company’s quarterly period beginning August 1, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Topic 820 which clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available.  This new accounting guidance became effective for interim periods beginning after August 31, 2009 and will be adopted by the Company on November 1, 2009. The Company is currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on the Company's financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force)and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

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

NOTE 3 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)

As of October 31, 2009, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis

Sierra Mojada	Purchased	5/30/2000	4,767.32	$ 13,052
Mojada 3	Purchased	5/30/2000	722.00	-
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,027,777
Vulcano	Purchased	8/30/2000	4.49	-
Esmeralda 1	Purchased	8/20/2001	95.50	148,799
Esmeralda	Purchased	3/20/1997	117.50	210,179
La Blanca	Purchased	8/20/2001	33.50	100,927
Fortuna	Claim Filed	12/8/1999	13.96	63,079
Mojada 2	Claim Filed	7/17/2006	3,500.00	-
El Retorno	Purchased	4/10/2006	817.65	12,677
Los Ramones	Purchased	4/10/2006	8.60	229
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	76
Dormidos	Claim Filed	4/9/2007	2,326.10	-
Agua Mojada	Claim Filed	1/26/2007	2,900.00	5,019
Alote(1)	Claim Filed	5/17/2007	3,749.00	4,989
Volcan Dolores	Purchased	9/24/2007	10.49	126,919
			19,408.41	$ 3,713,722

_____________________

(1) Title for this concession is pending.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment at October 31, 2009 and 2008, respectively:

	October 31,	October 31,
	2009	2008
Mining equipment	$1,209,471	$1,228,133
Well equipment	31,239	31,721
Communication equipment	7,288	7,400
Buildings and structures	139,679	141,835
Vehicles	114,369	115,833
Computer equipment and software	160,629	166,730
Office equipment	10,238	10,396
Assets under construction	12,479	10,325
	1,685,392	1,712,373
Less: Accumulated depreciation	(679,659)	(492,647)
	$1,005,733	$1,219,726

Depreciation expense and write-off of equipment for the years ended October 31, 2009 and 2008 was $195,466 and $242,041, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – DEFERRED SALARIES AND COSTS

On February 11, 2009, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  The executive officers and corporate employees entered into this agreement as part of management’s overall plan to conserve working capital during fiscal 2009.  In exchange for entering into these deferral agreements, the Compensation Committee recommended and the Board of Directors granted options to acquire 543,619 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized salary deferred.  The options vested immediately and had a fair value of $138,240 at date of grant. This expense is included in salaries and payroll expense under general and administrative expenses.

On February 11, 2009, the three independent directors of the Company entered into a deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009 until the Board of Directors has determined that the Company has sufficient operating capital to continue its operations.  These independent directors entered into these agreements as part of the Company’s overall plan to conserve working capital during fiscal 2009.  In exchange for entering into this deferral agreement, the Board of Directors granted each independent director options to acquire 54,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 10 years.  The number of options granted was calculated based on 1.5 shares for every dollar of annualized compensation deferred.  The options to acquire 162,000 shares of common stock vested immediately and had a fair value of $41,196 at date of grant. This expense is included in directors fees under general and administrative expenses.

On February 11, 2009, the Company issued warrants to purchase 90,000 shares of common stock to a financial consultant as consideration for agreeing to defer 50% of his monthly consulting fees.  The warrants have an exercise price of $0.34 and have a contractual term of 4 years.  This agreement was part of Managements plan to conserve working capital during fiscal 2009.  The number of warrants granted was determined based upon 1.5 shares for every dollar of annual fees deferred. The warrants vested immediately and had a fair value of $20,600 at date of grant.

As of October 31, 2009, the Company has deferred $393,903 of salaries, directors’ fees and financial consulting costs and has recorded a corresponding liability on its consolidated balance sheet.

Upon closing of the $2,990,000 private placement on December 22, 2009, the Board of Directors determined that the Company had raised sufficient operating capital to continue its operations and agreed to pay all deferred salaries, independent director fees, and consulting costs.  On December 24, 2009, the Company paid $430,406 of deferred costs.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company receives rent-free office space in Coeur d’Alene, Idaho from its president. The value of the space is not considered materially significant for financial reporting purposes.

NOTE 7 – SHAREHOLDER RIGHTS PLAN

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

NOTE 8 - COMMON STOCK

During the year ended October 31, 2009, the Company completed a private placement of 5,291,952 units at $0.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from these placements were $1,322,988. Also during 2009, the Company issued 3,703,450 shares of common stock for warrants exercised at an average cash consideration of $0.34 per share and issued 129,600 shares of common stock at an average market price of $0.36 per share to its independent directors for services provided.

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

During the year ended October 31, 2007, the Company completed a private placement of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant.  Net proceeds from this private placement were $5,671,893.  In addition, the Company issued 2,240,374 shares of common stock for warrants exercised at an average cash consideration of $1.30 per share and issued 49,120 shares to outside consultants for services provided at an average price of $4.31 per share.  Also during 2007, the Company issued 108,000 shares of common stock at an average price of $2.84 per share to its independent directors for services provided and issued 126,000 shares of common stock in a cashless exercise of options (See note 9).

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

NOTE 8 - COMMON STOCK (continued)

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

A summary of the range of assumptions used to value stock options for the fiscal years ended October 31, 2009 and 2008 are as follows:

	Fiscal Year Ended October 31,
Options	2009	2008

Expected volatility	83%	73%
Risk-free interest rate	2.2%	3.2% - 3.7%
Dividend yield	—	—
Expected term (in years)	7.0	7.0 – 10.0

The weighted-average grant-date fair value of options granted during the fiscal year ended October 31, 2009 and 2008 was $0.25 and $1.65, respectively.  No options were exercised during the fiscal year ended October 31, 2009.

NOTE 9 - STOCK OPTIONS (continued)

The following is a summary of stock option activity for the fiscal years ended October 31, 2009, and 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2007	3,650,000	$2.63
Granted	750,004	2.19
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at October 31, 2008	4,400,004	$2.56
Granted	705,619.34
Exercised	—	—
Forfeited or Expired	(100,000)	1.25
Outstanding at October 31, 2009	5,005,623	$2.27	6.93	$141,124

Vested or Expected to Vest at October 31, 2009	4,738,953	$2.27	6.86	$141,124
Exercisable at October 31, 2009	4,738,953	$2.27	6.86	$141,124

The Company has recognized stock-based compensation costs for stock options of $693,588 and $1,599,431 for the fiscal years ended October 31, 2009 and 2008, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

As discussed in Note 5 and in consideration for entering into salary deferral agreements, the Board of Directors granted options to purchase 705,619 shares of Common Stock to officers, corporate employees and independent directors. The stock options have an exercise price of $0.34 and an expiration term of 10 years.  The options vested immediately and had a fair value of $179,436 at date of grant.

On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 at date of grant, 1/3 on January 1, 2009, and 1/3 on January 1, 2010.  The fair market value of the options at the date of grant was

$1.60 per share and the Company has recognized $146,999 and $475,018 of compensation expense during fiscal year ended October 31, 2009 and 2008, respectively. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2009, there remains $18,562 of total unrecognized compensation expense which is expected to be recognized over a period of 2 months.

Also on January18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature. The fair market value of the options at the date of grant was $1.67 per share and the Company has recognized $114,585 and $164,435 of compensation expense during fiscal year ended October 31, 2009 and 2008, respectively. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2009, there remains $55,009 of total unrecognized compensation expense which is expected to be recognized over a period of 1.2 years.

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

NOTE 9 - STOCK OPTIONS (continued)

In October 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to an independent director at $2.85 per share under the 2006 Plan.  The options vested 50,000 on October 1, 2007, and 100,000 on both October 31, 2008 and 2009.  The fair market value of the options at the date of grant was $2.15 per share and the Company has recognized $106,804 and $304,116 of compensation expense during fiscal years ended October 31, 2009 and 2008, respectively. This expense is included in directors’ fees under general and administrative expenses. As of October 31, 2009, all compensation expense has been recognized for this option.

In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan.  The options vested 50,000 on October 31, 2008, and 100,000 on both October 31, 2008 and 2009.  The fair market value of the options at the date of grant was $3.37 per share and the Company has recognized $145,764 and $389,248 of compensation expense during fiscal year ended October 31, 2009 and 2008, respectively. This expense is included in salaries and payroll expense under general and administrative expenses. As of October 31, 2009, all compensation expense has been recognized for this option.

In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.

During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the 2006 Stock Option Plan with an exercise price of $2.59 and an expiration of ten years. The options vested immediately and were assigned a fair value of $2.18 per share for total compensation of $4,360,000.  The compensation expense is included in salaries and payroll expense under general and administrative expenses.  In addition, the Company granted 750,000 options to independent directors with an exercise price of $2.59 and an expiration of ten years. These options vested immediately and were assigned a fair value of $2.18 per share for total consideration of $1,635,000. The compensation expense attributable to these options was included in directors’ fees under general and administrative expenses.  In addition, the Company extended the contractual life of 310,000 fully vested stock options held by 19 employees.  As a result of this modification, the Company recognized additional compensation expense of $48,000 for the year ended October 31, 2006.

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000

Summarized information about stock options outstanding and exercisable at October 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.34	705,619	9.29	$0.34	705,619	$0.34
1.25-1.32	100,000.93		1.32	100,000	1.32
2.15-2.85	3,950,004	6.62	2.51	3,683,334	2.53
4.30	250,000	7.64	4.30	250,000	4.30
$.34-4.30	5,005,623	6.93	$2.27	4,738,953	$2.27

NOTE 9 - STOCK OPTIONS (continued)

A summary of the nonvested options as of October 31, 2009 and 2008 and changes during the fiscal year ended October 31, 2009 and 2008 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2007	400,000	$2.79
Granted	750,004	1.62
Vested	(483,333)	2.05
Forfeited	-	-
Nonvested at October 31, 2008	666,671	$2.01
Granted	705,619	0.25
Vested	(1,105,620)	0.97
Forfeited	-	-
Nonvested at October 31, 2009	266,670	$1.69

As of October 31, 2009, there was $73,571 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of .67 years.

NOTE 10 - WARRANTS

At times the Company issues warrants to investors in connection with private placements of the Company’s securities or for financial services in connection with private placements or investor relations.  Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant.   The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility.  The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

A summary of warrant activity for the fiscal years ended October 31, 2009 and 2008 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2007	14,380,147	1.44
Issued for services	100,000	2.00
Exercised	(381,250)	1.25
Forfeited or expired	(152,333)	1.88
Outstanding at October 31, 2008	13,946,564	$1.45
Issued with private placement	2,645,976	0.50
Issued for services	90,000	0.34
Exercised	(3,703,450)	1.50
Forfeited or expired	--	--
Outstanding at October 31, 2009	12,979,090	$1.23	1.57	$123,839

NOTE 10 – WARRANTS (continued)

Summarized information about warrants outstanding and exercisable at October 31, 2009 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.34 - $0.50	2,735,976	2.73	$.49
$1.25 - $1.75	9,085,169	1.22	$1.25
$2.00 - $2.63	657,945	1.08	2.36
$3.40 - $3.40	500,000	2.18	3.40
$0.34 - $3.40	12,979,090	1.57	$1.23

In October 2009, warrants for 3,703,450 shares were exercised at an average price of $0.34 per share for total cash proceeds of $1,249,380.  The warrants were exercised pursuant to a short-term one-time offer to four accredited investors to exercise these warrants early.  The Company agreed to reduce the exercise price of 2,900,000 warrants with a stated exercise price of $1.25 and 803,450 warrants with a stated exercise price of $2.42 to $0.32 and $0.40, respectively to secure necessary short-term working capital.

The Company determined the fair value of the warrant inducement to be $126,090 using the Black-Scholes pricing model using risk free interest rates of 0.04% to 0.66%, expected volatility of 98% to 133%, dividend yield of 0%, and contractual terms of .04 to 1.3 years.  Since these warrants were initially issued in connection with two earlier private placements of the Company’s securities and since the offer was only available to a limited number of warrant holders, the Company recorded the fair value of the warrant inducement as a deemed dividend and accordingly has increased the net loss applicable to common stockholders for the fiscal year ended October 31, 2009.

Also in 2009, the Board of Directors granted warrants to purchase 90,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 4 years to a financial consultant in consideration for entering into a consulting fee deferral agreement. The fair value of these warrants was determined to be $39,021 based upon the Black-Scholes pricing model using risk free interest rate of 1.96%, expected volatility of 102%, dividend yield of 0%, and a contractual term of 4 years.

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

NOTE 10 – WARRANTS (continued)

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

See note 8 for a description of additional issuances of warrants.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Contract - Litigation

In October 2008, Mineros Nortenos (“Mineros”) filed a legal action against Minera Metalin, a wholly owned subsidiary of the Company.  The action was filed in the Chihuahua Civil Court, in the state of Chihuahua Mexico. Mineros’ complaint alleged that Minera Metalin breached an August 30, 2000 agreement between the parties regarding work and labor to be provided to the Company’s mining project and seeks to rescind the agreement and also seeks monetary damages.  The Company believed the Mineros’ allegations were frivolous and without merit and contracted with a law firm in Mexico to defend the action.  The Company entered into a $250,000 contractual commitment to that law firm and on November 4, 2008, the Company paid $125,000 for upfront payment under this contract.

On November 11, 2009, the Chihuahua Civil Court issued a judgment in favor of the Company and Mineros had nine days to appeal.  Mineros did not file an appeal within the prescribed time and the Company paid the remaining $125,000 to the law firm on December 14, 2009. Accordingly, the Company has recorded an accrued liability of $125,000 as of October 31, 2009, as substantially all legal services in regards to this litigation were performed as of October 31, 2009

Compliance with Environmental Regulations

The Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly owned Mexican subsidiary, did generate taxable income based upon intercompany fees with Minera during the fiscal years ended October 31, 2009 and 2008.

On October 1, 2007, the Mexican government enacted a new law, which was effective January 1, 2008 that introduces a new minimum flat tax system. This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax.  During the fiscal year ended October 31, 2009 and 2008, the Company increased its tax provision by$3,347 and  $23,040, respectively  for estimated flat taxes owed by Contratistas.

NOTE 12 – INCOME TAXES (continued)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2009	2008
Foreign
Current tax expense	$7,730	$42,653
Deferred tax expense (benefit)	—	—
	$7,730	$42,653

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2009	2008

Income tax benefit calculated at U.S. Federal Income tax rate	$(1,653,000)	$(4,312,000)

Differences arising from:
Permanent differences	174,000	270,000
State income taxes	(51,000)	(88,000)
Benefit from lower foreign income tax rate	107,000	531,000
Adjustment for foreign flat tax	3,000	6,000
Decrease in state tax rates	102,000	—
Adjustment to prior year taxes	93,000	(31,000)
Inflation adjustment foreign net operating loss	(176,000)	(87,000)
Foreign currency fluctuations	30,000	639,000
Increase in valuation allowance	1,374,000	3,115,000
Other	4,000	—
Net income tax provision	$7,000	$43,000

The components of the deferred tax assets at October 31, 2009 and 2008 were as follows:

	October 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards – U.S.	$7,482,000	$6,997,000
Net operating loss carryforwards – Mexico	3,674,000	3,180,000
Stock-based compensation – U.S.	3,820,000	3,606,000
Other – U.S.	158,000	—
Other - Mexico	103,000	81,000
Total deferred tax assets	15,237,000	13,864,000
Less: valuation allowance	(15,237,000)	(13,864,000)
Net deferred tax asset	$—	$—

At October 31, 2009, the Company has U.S. net operating loss carryforwards of approximately $20.3 million which expire in the years 2010 through 2030. The Company has $13.1 million of net operating loss carryforwards in Mexico which expire in the years 2014 through 2020.

The valuation allowance for deferred tax assets of $15.2 and $13.9 million at October 31, 2009 and 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable. However, the Company's assessment may change as it moves into the production phase of its mining properties.

NOTE 12 – INCOME TAXES (continued)

Accounting for Uncertainty in Income Taxes

Effective November 1, 2007, the Company adopted accounting guidance for uncertainty in income taxes.  This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

With the adoption of the accounting guidance for uncertainty in income taxes, the Company identified unrecognized tax benefits of approximately $103,000 which resulted in a reduction of the Company’s foreign net operating loss carryforwards.  The adoption of this guidance did not require a cumulative effect adjustment to beginning retained earnings.  During 2008, the Company resolved the uncertainties regarding its foreign net operating loss carry forwards and accordingly has reduced its unrecognized tax benefits by $103,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit, November 1, 2008		$—
Additions based on tax positions related to current year		—
Additions for tax positions in prior years
Reductions for tax positions of prior years
Unrecognized Tax Benefit, October 31, 2009	$

The Company does not have an unrecognized tax benefits as of October 31, 2009 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions.

United States:

1994 and all following years

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

NOTE 13 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is approximately as follows:

	October 31,
	2009	2008
Identifiable assets
Mexico	$5,566,000	$6,098,000
United States	1,476,000	1,720,000
	$7,042,000	$7,818,000

	For the year ended October 31,		November 8, 1993 (Inception) To October 31, 2009
	2009	2008
Net loss for the period
Mexico	$(1,957,000)	$(8,345,000)	$(17,920,000)
United States	(2,767,000)	(3,975,000)	(33,871,000)
	$(4,724,000)	$(12,320,000)	$(51,791,000)

NOTE 14 – SUBSEQUENT EVENTS

On December 4, 2009, the Company executed an Agreement and Plan of Merger and Reorganization with Dome whereby upon the closing of the transaction described in the Merger Agreement, Dome will become a wholly owned subsidiary of Metalline.  See Note 1.

On December 22, 2009 and pursuant to the Merger Agreement, the Company completed a private placement of 6,500,000 units at a price of $.46 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable only upon termination of the proposed merger transaction until one year following the date of issuance, with an exercise price of $0.57 per share of common stock. Net proceeds from this placement were $2,990,000.

On December 22, 2009, the Board of Directors of the Company adopted the 2010 Stock Option and Stock Bonus Plan (the “Plan”). The Company intends to submit the Plan to its shareholders for approval at its next meeting of shareholders.  To date no options or bonuses have been granted under the Plan.

On December 24, 2009 the Company paid all of the deferred salaries, independent director fees, and consulting costs that were accrued through November 30, 2009.  See Note 5.

EXHIBIT 31.1

Certifications:

I, Merlin Bingham, certify that:

1. I have reviewed this annual report on Form 10-K of Metalline Mining Company;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Dated: January 7, 2010	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 31.2

Certifications:

I, Robert J. Devers, certify that:

1. I have reviewed this annual report on Form 10-K of Metalline Mining Company;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Dated: January 7, 2010	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer

EXHIBIT 32.1

Certification of Principal Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Metalline Mining Company (the “Company”) on Form 10-K for the annual period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 7, 2010	By	/s/ Merlin Bingham
Merlin Bingham, Chief Executive Officer

EXHIBIT 32.2

Certification of Principal Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Metalline Mining Company (the “Company”) on Form 10-K for the annual period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 7, 2010	By	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer