Form 10-Q
period 2010-01-31
METALLINE MINING CO
filed 2010-03-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 12, 2009, there were 55,366,829 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as January 31, 2010 and October 31, 2009	2

Consolidated Statements of Operations for the three months ended January 31, 2010 and January 31, 2009, and for the period from inception (November 8, 1993) to January 31, 2010	3

Consolidated Statements of Cash Flows for the three months ended January 31, 2010 and January 31, 2009, and for the period from inception (November 8, 1993) to January 31, 2010	4-5

Notes to Consolidated Financial Statements	6-19

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2010	October 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,624,865	$1,482,943
Other receivables	17,068	18,303
Prepaid expenses	213,612	134,122
Prepaid income taxes	23,606	—
Total Current Assets	2,879,151	1,635,368

PROPERTY CONCESSIONS
Sierra Mojada District (Note 4)	3,707,945	3,713,722

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $726,075 and $679,659, respectively (Note 5)	1,036,896	1,005,733

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $273,335 and $273,761, respectively (Note 3)	732,613	686,992

TOTAL ASSETS	$8,356,605	$7,041,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$181,212	$55,037
Accrued liabilities and expenses	169,157	346,446
Deferred salaries and costs (Note 5)	—	393,903
Income tax payable	—	9,290
Total Current Liabilities	350,369	804,676

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 9)
Common stock, $0.01 par value; 160,000,000 shares authorized, 55,366,829 and 48,834,429 shares issued and outstanding, respectively	553,668	488,344
Additional paid-in capital	58,127,432	55,144,214
Deficit accumulated during exploration stage	(53,226,412)	(51,917,015)
Other comprehensive income	2,551,548	2,521,596
Total Stockholders’ Equity	8,006,236	6,237,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,356,605	$7,041,815

The accompanying notes are an integral part of these consolidated financial statements

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2010	2009	2010

REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	405,899	478,099	17,330,397
Depreciation and asset write-off	43,470	45,537	919,366
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	449,369	523,636	18,249,763

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll	279,637	377,603	13,662,364
Office and administrative	88,110	66,347	2,802,698
Professional services	402,844	307,735	11,444,844
Directors fees	47,736	64,393	3,209,487
Provision for uncollectible value-added taxes	---	---	276,518
Depreciation	4,434	5,780	224,754
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	822,761	821,858	31,620,665

LOSS FROM OPERATIONS	(1,272,130)	(1,345,494)	(49,870,428)

OTHER (EXPENSES) INCOME
Interest and investment income	689	850	838,098
Foreign currency transaction loss	(52,652)	(2,013,150)	(3,905,627)
Miscellaneous ore sales, net of expenses	---	---	134,242
Miscellaneous income	---	---	82,351
Interest and financing expense	---	---	(289,230)
TOTAL OTHER (EXPENSES) INCOME	(51,963)	(2,012,300)	(3,140,166)

LOSS BEFORE INCOME TAXES	(1,324,093)	(3,357,794)	(53,010,594)

INCOME TAX (BENEFIT) EXPENSE	(14,696)	3,575	89,728

NET LOSS	$(1,309,397)	$(3,361,369)	$(53,100,322)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments	29,952	1,461,706	2,551,548

COMPREHENSIVE LOSS	$(1,279,445)	$(1,899,663)	$(50,548,774)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,660,868	39,709,427

The accompanying notes are an integral part of these consolidated financial statements

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,309,397)	$(3,361,369)	$(53,100,322)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	47,903	51,317	1,146,555
Provision for uncollectible value-added taxes	—	—	275,132
Noncash expenses	—	—	126,864
Foreign currency transaction loss	52,609	2,009,353	4,059,772
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Options issued for compensation	37,806	169,234	7,125,016
Common stock issued for directors fees	20,736	—	618,180
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,978,243
(Increase) decrease in:
Value added tax receivable	(47,285)	(71,589)	(1,157,317)
Other receivables	1,263	(1,520)	(23,284)
Prepaid taxes and expenses	(104,004)	(19,208)	(235,123)
Increase (decrease) in:
Accounts payable	126,175	(43,396)	181,177
Accounts payable - related parties	—	10,692	—
Income tax payable	(9,394)	(4,659)	3,039
Accrued liabilities and expenses	(179,052)	(55,280)	201,593
Deferred salaries and costs	(393,903)	—	—
Other liabilities	—	3,859	7,649
Net cash used by operating activities	(1,756,543)	(1,312,566)	(33,377,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Equipment purchases	(81,079)	(2,754)	(2,405,267)
Mining property acquisitions	—	—	(4,632,037)
Net cash used by investing activities	(81,079)	(2,754)	(7,037,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	2,990,000	—	37,692,194
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	—	—	4,697,347
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	2,990,000	—	43,353,648

Effect of exchange rates on cash	(10,456)	(25,896)	(313,770)

Net increase (decrease) in cash and cash equivalents	1,141,922	(1,341,216)	2,624,865
Cash and cash equivalents beginning of period	1,482,943	2,228,779	—

Cash and cash equivalents end of period	$2,624,865	$887,563	$2,624,865

The accompanying notes are an integral part of these consolidated financial statements

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$18,605	$4,086	$108,539
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,220

The accompanying notes are an integral part of these consolidated financial statements

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

The Company expects to engage in the business of mineral exploration. The Company currently owns several mining concessions in Mexico (collectively known as the Sierra Mojada Property). The Company conducts its operations in Mexico through its wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V  (“Contratistas”). The Company formed a new wholly owned subsidiary, Metalline Mining Delaware Inc, on December 3, 2009 to merge with Dome Ventures Corporation pursuant to the agreement below.

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

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

Pursuant to the Merger Agreement, on December 22, 2009, Metalline closed a private placement of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000.  Further pursuant to the Merger Agreement, Dome raised $13,010,000 through a private placement of special warrants of Dome on January 11, 2010. The funds are currently being held in escrow by Dome pending the closing of the transaction.

Both Dome and Metalline must submit the proposed transaction to their respective stockholders for approval, and accordingly completing the transaction is subject to both parties receipt of their stockholders’ approval.  As such, the Merger Agreement obligates Metalline to prepare and file with the Securities and Exchange Commission a registration statement pursuant to which it will seek stockholder approval of the transaction and register the shares of common stock to be issued to Dome’s stockholders.  The registration statement was filed and became effective March 9, 2010.  Metalline will be considered the acquirer for accounting purposes.

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

The Merger Agreement sets forth a number of conditions precedent for completion of the transaction, and contains other standard provisions for transactions of this nature, including transaction protection terms, standard representations, warranties and covenants. There can be no assurance that Metalline will be able to meet the conditions precedent to the transaction contemplated by the Merger Agreement. The shareholders meetings for Dome and Metalline are scheduled on April 14th and April 15th of 2010, respectively. The parties expect to close the transaction on April 15, 2010.  If the merger is not completed by May 30, 2010, the Merger Agreement will terminate.

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $53,100,322 from inception through January 31, 2010.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of January 31, 2010, the Company had a working capital balance of $2,528,782.

As discussed above, the Company executed a Merger Agreement with Dome on December 4, 2009, whereby upon the closing of the transaction, Dome will become a wholly owned subsidiary of the Company.  In connection with the merger, Metalline closed a $2,990,000 private placement on December 22, 2009.  These funds are currently being used to ramp-up its exploration activities at Sierra Mojada and to fund its working capital while the Company works to close the Dome merger.   Further pursuant to the merger, Dome has raised $13,010,000 through a private placement of special warrants on January 11, 2010 and is currently holding these funds in escrow pending completion of the merger.

The Merger Agreement contains several conditions precedent for the transaction to be completed, all of which must be met by May 30, 2010.  In the event the Company is unable to successfully close the Merger transaction, the Company may not have sufficient working capital to operate during the next fiscal year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

In the event the Company is unable to successfully close the Dome transaction, Management will likely reduce exploration activities and reduce administrative costs to conserve capital while it tries to secure alternative sources of capital to fund its operations and continue exploration of the Sierra Mojada Property.  Management would likely also immediately resume its efforts to explore for various sources of additional capital including additional equity funding, joint venture participation, strategic partner and smelter and metal trading companies willing to fund projects for a commitment of product. If the Company is unable to quickly find alternative sources of capital, its business, financial condition and results of operations will be adversely impacted.

NOTE 2 – BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Concentration of Risk

The Company maintains its domestic cash and marketable securities in a commercial depository account and a brokerage account.  The commercial depository account and bank deposits held in the brokerage account are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. The brokerage account typically includes short-term highly liquid fixed income securities such as United States Treasury Bills, money market funds, and certificates of deposit.  As of January 31, 2010, the Company did not hold any fixed income investments.   The Company also maintains cash in banks in Mexico.  These accounts, which had U.S. dollar balances of $68,016 and $38,851 at January 31, 2010 and October 31, 2009, respectively, are denominated in pesos and are considered uninsured. At January 31, 2010, the Company’s cash balances included $2,341,087 which was not federally insured.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents of 21,134,713 shares and 18,346,568 shares outstanding at January 31, 2010 and 2009, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to January 31, 2010 to ensure that such events have been properly reflected in these consolidated financial statements. No subsequent events were identified that required disclosure in the consolidated financial statements.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the three months ended January 31, 2010 and 2009 were $405,899 and $478,099, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $17,330,397.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.

Foreign Operations

The accompanying balance sheet at January 31, 2010 contains Company assets in Mexico, including: $3,707,945 in mineral properties; $1,672,421 (before accumulated depreciation) of property and equipment; $732,613 in value-added tax receivable; $179,830 in prepaid expenses and $68,016 of cash. Although this country is generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of January 31, 2010, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $704,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  During 2008, the Mexican authorities requested the Company to provide copies of supporting documentation for amounts filed.  The Company worked with the Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but the Company was unable to recover the IVA tax amounts.

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

During 2008 and 2009, the Company continued to work with the Mexican authorities to provide requested information and resolve any outstanding tax issues.  Several times the Company presented the tax returns along with supporting information to the Mexican authorities only to receive notices requesting further information.  The Company met with senior government officials in charge of our returns on at least two different occasions in attempt to resolve these issues.  Despite assurances that the returns would be accepted as filed, the Mexican authorities again rejected our returns in October 2009.  The Company plans to challenge the governments repeated request for information and aggressively pursue collection of all outstanding IVA tax amounts.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Given the continued uncertainty as to the ultimate collection of these taxes, Management evaluated the estimated collectability of the IVA amounts as of October 31, 2009 and increased its allowance for uncollectible taxes to approximately 3.6 million pesos or $273,761.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions. Management evaluated the IVA tax receivable at January 31, 2010 and has determined that the allowance for uncollectible taxes of 3.6 million pesos or $273,335 is adequate as of January 31, 2010.  The Company will continue to reflect the IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of January 31, 2010.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months.   As of January 31, 2010, the Company did not have marketable securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2008, the Financial Accounting Standards Board (“FASB”)  issued further accounting guidance which delayed the effective date of applying fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new accounting guidance for nonfinancial assets and nonfinancial liabilities was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of the new guidance applicable to non-financial assets and liabilities did not have a material effect on its financial position, results of operations or cash flows.

The Company measures certain assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of January 31, 2010 and October 31, 2009, the Company had no financial on non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivable, and accounts payable approximate fair value at January 31, 2010 and October 31, 2009 due to the short maturities of these financial instruments.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Topic 820 which clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available.  This new accounting guidance became effective for interim periods beginning after August 31, 2009 and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company does not expect that the adoption of ASU No. 2010-06 will have a material effect on its results of operations and financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT

Sierra Mojada Mining Concessions

The Company owns 20 mining concessions consisting of 19,461.15 hectares (about 48,090 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The mining concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Project.

The Company purchased eleven of the concessions from Mexican entities and/or Mexican individuals and the remaining nine concessions were granted by the Mexican government.  Each mining concession enables the Company to explore the underlying concession in consideration for the payment of semi-annual fee to the Mexican government and completion of certain annual assessment work.  Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.  The Company has completed sufficient work to meet future requirements for many years.

NOTE 4 – CONCESSIONS IN THE SIERRA MOJADA DISTRICT (continued)

As of January 31, 2010, the Company owns the following mining concessions in the Sierra Mojada District:

Concession	Acquisition Method	Date	Hectares	Cost Basis(3)

Sierra Mojada (1)	Purchased	5/30/2000	4,818.49	$13,031
Sierra Mojada Fraccion I	Claim Filed	11/17/2009	.05	-
Sierra Mojada Fraccion II	Claim Filed	11/17/2009	.01	-
Sierra Mojada Fraccion III	Claim Filed	11/17/2009	.33	-
Sierra Mojada Fraccion IV	Claim Filed	11/17/2009	1.18	-
Mojada 3	Purchased	5/30/2000	722.00	-
Unificacion Mineros Nortenos	Purchased	8/30/2000	336.79	3,023,069
Vulcano	Purchased	8/30/2000	4.49	-
Esmeralda 1	Purchased	8/20/2001	95.50	148,567
Esmeralda	Purchased	3/20/1997	117.50	209,852
La Blanca	Purchased	8/20/2001	33.50	100,770
Fortuna	Claim Filed	12/8/1999	13.96	62,981
Mojada 2	Claim Filed	7/17/2006	3,500.00	-
El Retorno	Purchased	4/10/2006	817.65	12,657
Los Ramones	Purchased	4/10/2006	8.60	229
El Retorno Fracc. 1	Purchased	4/20/2006	5.51	76
Dormidos	Claim Filed	4/9/2007	2,326.10	-
Agua Mojada	Claim Filed	1/26/2007	2,900.00	5,011
Alote(2)	Claim Filed	5/17/2007	3,749.00	4,981
Volcan Dolores	Purchased	9/24/2007	10.49	126,721
			19,461.15	$3,707,945
______________________
(1) On November 17, 2009, the Dirección General de Minas issued title 235371 to replace title 198513 and increase the hectares on the Sierra Mojada property from 4,767.32 hectares to 4,818.49 hectares.
(2) Title for this concession is pending.
(3) Certain concession costs are individually insignificant.

NOTE 5 - EQUIPMENT

The following is a summary of the Company's property and equipment at January 31, 2010 and October 31, 2009, respectively:

	January 31,	October 31,
	2010	2009
Mining equipment	$1,244,795	$1,209,471
Well equipment	31,190	31,239
Communication equipment	7,276	7,288
Buildings and structures	139,462	139,679
Vehicles	129,345	114,369
Computer equipment and software	160,490	160,629
Office equipment	21,007	10,238
Assets under construction	29,406	12,479
	1,762,971	1,685,392
Less: Accumulated depreciation	(726,075)	(679,659)
	$1,036,896	$1,005,733

NOTE 5 – EQUIPMENT (continued)

Depreciation expense for the three months ended January 31, 2010 and 2009 was $47,903 and $51,317 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 7 - COMMON STOCK

Pursuant to the Merger Agreement, on December 22, 2009, the Company closed a private placement of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are exercisable only if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000.  During the three months ended January 31, 2010, the Company also issued 32,400 shares of common stock at an average market price of $0.64 per share to its independent directors for services provided during the quarter ended January 31, 2010.

During the comparative three-months ended January 31, 2009, the Company did not issue any common stock.  The Company accrued $10,692 for costs associated with director shares for the quarter ended January 31, 2009 and on February 9, 2009, the Company issued 32,400 shares to independent directors for services provided during the quarter ended January 31, 2009.

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

NOTE 8 - STOCK OPTIONS (continued)

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

No options were granted or exercised during the three months ended January 31, 2010 and January 31, 2009.

The following is a summary of stock option activity for the three months ended January 31, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	5,005,623	$2.27
Granted	--	--
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at January 31, 2010	5,005,623	$2.27	6.68	$211,686

Vested or Expected to Vest at January 31, 2010	4,938,955	$2.27	6.66	$211,686
Exercisable at January 31, 2010	4,938,955	$2.27	6.66	$211,686

The Company recognized stock-based compensation costs for stock options of $37,806 and $169,233 for the three months ended January 31, 2010 and 2009, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	705,619	9.04	$0.34	705,619	$0.34
1.25-1.32	100,000	.67	1.32	100,000	1.32
2.15-2.85	3,950,004	6.36	2.51	3,883,336	2.51
4.30	250,000	7.38	4.30	250,000	4.30
$0.34-4.30	5,005,623	6.68	$2.27	4,938,955	$2.27

NOTE 8 - STOCK OPTIONS (continued)

A summary of the nonvested shares as of January 31, 2010 and changes during the three months ended January 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2009	266,670	$1.69
Granted	-	-
Vested	(200,002)	1.67
Forfeited	-	-
Nonvested at January 31, 2010	66,668	$1.73

As of January 31, 2010, there was $35,765 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.92 years.

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

A summary of warrant activity for the three months ended January 31, 2010 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	12,979,090	1.23
Issued with private placement	3,250,000	0.57
Issued for services	—	—
Exercised	—	—
Forfeited or expired	(100,000)	2.63
Outstanding at January 31, 2010	16,129,090	$1.09	1.24	$624,937
Exercisable at January 31, 2010	12,879,090	$1.22	1.33	$397,437

Pursuant to the private placement transaction described in Note 7, the Company issued warrants to acquire 3,250,000 of common stock. The warrants are only exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.

NOTE 9 – WARRANTS

Summarized information about warrants outstanding and exercisable at January 31, 2010 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $0.57	5,985,976	1.61	$.54	2,735,976	$.49
$1.25 - $1.25	9,085,169	.97	1.25	9,085,169	1.25
$2.00 - $2.42	557,945	1.03	2.31	557,945	2.31
$3.40 - $3.40	500,000	1.92	3.40	500,000	3.40
$0.34 - $3.40	16,129,090	1.24	$1.09	12,879,090	$1.22

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

Employment Agreements

The Company has entered into executive employment agreements with four of its executive officers.  The employment agreements have a term of one year from January 1, 2010 with automatic renewal for an additional year on each anniversary.  The employment agreements also provide for twelve months of severance in the event the agreement is not renewed for the calendar year following a change in control. The employment agreements with Merlin Bingham, Roger Kolvoord, Robert Devers, and Terry Brown provide for an annual base salary of $247,000, $224,000, $165,000 and $150,000, respectively.

Deferred Salaries & Directors Fees

Effective February 1, 2009, the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries in order to help the Company conserve working capital.  Similarly, each of the Company’s three independent directors entered into a deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009. The Company continued to defer these costs until December 24, 2009, when the Board of Directors determined that the Company had obtained sufficient operating capital to fund its operations.

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

NOTE 11 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, generated taxable income based upon intercompany fees with Minera during the three months ended January 31, 2010 and 2009.

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

In December 2009, tax reform legislation proposed by Mexican Congress was published in the Official Journal of the Federation and became law. Under the provisions of the new law, the corporate tax rate will increase from 28% to 30% beginning in calendar year 2010, decrease from 30% to 29% in calendar year 2013, and return to 28% in calendar year 2014.  The increase in the corporate tax rate will result in higher foreign income taxes for Contratistas.  The Company has elected not to adjust the effective tax rate for deferred tax purposes as it anticipates that the corporate income tax rate will return back to 28% in the years in which the tax differences are expected to reverse.

The Company’s provision for income taxes for the three months ended January 31, 2010 consisted of a tax credit of $14,969 related to a provision to return true-up for foreign income taxes for the calendar year ended December 31, 2009.  The Company’s provision for income taxes of $3,575 for the three months ended January 31, 2009 consists of current foreign income tax provision.  There was no federal or state income tax provision for the three months ended January 31, 2010 and 2009.

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

The Company did not have any unrecognized tax benefits or changes in unrecognized tax benefits during the three month period ended January 31, 2010 and accordingly no reconciliation of the beginning and ending amount of unrecognized tax benefits is presented.

The Company does not have any unrecognized tax benefits as of January 31, 2010 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

NOTE 11 – INCOME TAXES (continued)

The following tax years remain open to examination by the Company’s principal tax jurisdictions.

United States: Mexico:	1993 and all following years 1997 and all following years

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

NOTE 12 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is approximately as follows:

	January 31, 2010	October 31, 2009
Identifiable assets
Mexico	$5,724,000	$5,566,000
United States	2,633,000	1,476,000
	$8,357,000	$7,042,000

	For the three months ended		November 8, 1993 (Inception) To
	January 31,		January 31,
	2010	2009	2010
Net loss for the period
Mexico	$(488,000)	$(2,660,000)	$(18,408,000)
United States	(821,000)	(701,000)	(34,692,000)
	$(1,309,000)	$(3,361,000)	$(53,100,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Metalline Mining Company,” the “Company,” “we,” “us,” “our,” or “Metalline,” we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Throughout this document we make statements that are classified as “forward-looking.”

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

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Pursuant to the Merger Agreement, on December 22, 2009, Metalline closed a private placement of 6,500,000 units of the Company, at a price of $.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants will entitle the holder to purchase one share of common stock.  The warrants are only exercisable if the Merger Agreement between Dome and Metalline is terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  This private placement was completed on December 22, 2009 with total net proceeds of $2,990,000.  Further pursuant to the Merger Agreement, Dome closed a private placement of special warrants of Dome on January 11, 2010 for gross proceeds of $13,010,000.  The funds will be held in escrow pending the closing of the transaction.

Upon the closing of the transaction described in the Merger Agreement, Metalline will acquire all of the outstanding shares of Dome by the issuance of 47,724,561 shares of common stock.  The number of Metalline common shares to be received by each Dome shareholder will depend on the number of Dome shares outstanding at the closing of the transaction.   Additionally, upon the effective date of the transaction all outstanding Dome warrants will be exchanged for warrants to acquire Metalline common stock on equivalent terms.  The parties anticipate that upon closing the transaction, Metalline’s common stock will be listed on both the NYSE Amex and the TSX Venture Exchange.  Metalline will be considered the acquirer for accounting purposes.

The Merger Agreement sets forth a number of conditions precedent for completion of the transaction, and contains other standard provisions for transactions of this nature, including transaction protection terms, standard representations, warranties and covenants. There can be no assurance that Metalline will be able to meet the conditions precedent to the transaction contemplated by the Merger Agreement. The stockholders’ meetings for Dome and Metalline are scheduled for April 14th and 15th of 2010, respectively. The parties expect to close the transaction on April 15, 2010.  If the Merger is not completed by May 30, 2010, the Merger Agreement will terminate.

Going Concern – Presentation of Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $53,100,322 from inception through January 31, 2010.  Accordingly, the Company has not generated cash flow from operations and has primarily relied upon private placement of its common stock and proceeds from warrant exercises to fund its operations.  As of January 31, 2010, the Company had working capital of $2,528,782.

As discussed above, the Company has executed a Merger Agreement with Dome and currently the $13,010,000 raised by Dome through the sale of special warrants is being held in escrow pending the closing of the transaction.  The closing of this transaction is subject to several conditions including shareholder approval by both companies, and registration of the common stock to be issued to the Dome shareholders.  In the event the Company is unable to successfully close this transaction, the Company may not have sufficient working capital to operate during the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described in Liquidity and Capital Resources below.

Results of Operation

Three Months Ended January 31, 2010 and January 31, 2009

For the three months ended January 31, 2010, the Company experienced a consolidated net loss of $1,309,000 or $0.03 per share, compared to a consolidated net loss of $3,361,000 or $0.08 per share during the comparable period last year.  The $2,052,000 decrease in consolidated net loss is primarily due to a $1,960,000 decrease in foreign currency translation loss.

Exploration and property holding costs

Exploration and property holding costs decreased $75,000 or 14% to $449,000 for the three months ended January 31, 2010 compared to $524,000 for the comparable period last year.  This decrease was primarily due to a reduction in operating personnel that occurred in 2009 as the Company scaled back its drilling and exploration activities at the end of fiscal 2009 to conserve operating capital.  In connection with the closing of the private placement in December 2009, the Company began to ramp-up drilling and exploration activities at Sierra Mojada.  The Company plans to further expand its exploration activities upon closure of the Dome merger.

General and Administrative Costs

General and administrative expenses remained relatively flat at $823,000 for the three months ended January 31, 2010 as compared to $822,000 for the comparable period last year.  Lower stock based compensation from stock options in salaries and payroll expenses and directors fees was offset by higher professional fees.  Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $98,000 or 26% from the comparable period in 2009.  This decrease was primarily due to lower stock based compensation related to stock options which decreased to $38,000 in 2010 as compared to $143,000 during the comparable period in 2009.

Office and administrative expenses increased $22,000 or 33% to $88,000 for the three months ended January 31, 2010 as compared to $66,000 for the comparable period last year.  The increase was primarily due to higher regulatory fees.

Professional services increased $95,000 or 31% to $403,000 for the three months ended January 31, 2010 as compared to $308,000 for the comparable period last year.  The increase was due to higher legal and accounting costs related to the Dome Merger and higher engineering costs related to work on the resource model at Sierra Mojada.  Legal costs in the comparable period in 2009 included $125,000 of legal costs related to the Mineros Nortenos lawsuit (which was settled in early November 2009).  Professional fees, more specifically engineering and project related consulting costs will continue to increase during 2010 as the Company expands its exploration work at Sierra Mojada.

Directors’ fees decreased $16,000 or 25% to $48,000 for the three months ended January 31, 2010 as compared to $64,000 for the comparable period last year.  Stock based compensation associated with stock options decreased $27,000 from the comparable period last year and were partially mitigated by a higher average market price of shares granted to independent directors for quarterly services.

Other Income (Expense)

Other Income (Expense) was $52,000 of expense for the three months ended January 31, 2010 as compared to $2,012,000 of expense for the comparable period last year.  The decrease was due a $1,960,000 decrease in foreign currency translation loss on intercompany loans to the Company’s Mexican subsidiaries.  During the three months ended January 31, 2010, the Mexican Peso to U.S. dollar exchange rate increased from 13.09 pesos per USD to 13.11 pesos per USD resulting in a foreign exchange loss of $53,000. During the comparable period last year, the Mexican Peso to U.S. dollar exchange rate increased from 12.90 pesos per USD to 14.28 pesos per USD resulting in a more significant foreign exchange loss of $2,013,000.  As of January 31, 2010, the Company has a $21.3 million dollar intercompany receivable from Minera which is subject to foreign currency translation gains and losses.

Interest income continues to remain low due to low average investment balances and low investment yields.

Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2010, the Company primarily utilized cash and cash equivalents and proceeds from private placement of its common stock to fund its operations which primarily consist of development and exploration of the Sierra Mojada property.  During the three months ended January 31, 2010, the Company received $2,990,000 of proceeds from the sale of common stock through a private placement.  As a result, cash and cash equivalents increased from $1,483,000 at October 31, 2009 to $2,625,000 at January 31, 2010.   Cash flows used in operations for the three months ended January 31, 2010 was $1,756,000 as compared to $1,312,000 for the comparable period in 2009.  The $444,000 increase in cash used in operations was primarily due to payment of deferred salaries and costs and reduction in accrued liabilities.

Capital Resources

As of January 31, 2010, the Company had cash and cash equivalents of $2,625,000.  Since inception, the Company has relied primarily upon proceeds from private placements of its equity securities and warrant exercises as its primary sources of financing to fund its operations. We anticipate continuing to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

In connection with the Dome Merger Agreement, the Company completed a private placement of $2,990,000 on December 22, 2009.  The Company plans to use these proceeds to fund operations while it works to close the proposed merger transaction and to begin to ramp-up exploration activities at Sierra Mojada.

The Company believes that the successful completion of the Dome Merger Transaction will provide additional funding to allow the Company to expand exploration activities at Sierra Mojada over the next 2-3 years.  However, the Dome Merger Transaction is subject to number of conditions precedent including Dome raising $13,010,000 through a private placement of special warrants, both companies obtaining shareholder approval, and the Company’s registration of common stock to be issued to the Dome shareholders.  Dome completed the $13,010,000 special warrant offering on January 11, 2010 and is currently holding these funds in escrow pending the closing of the merger transaction.  In the event the Company is unable to successfully close the Merger transaction, the Company may not have sufficient working capital to operate during the next fiscal year.

NYSE Amex Listing Deficiency

On May 1, 2009, the Company received a notice of deficiency from the NYSE Amex stating the Company was not in compliance with Section 1003(a)(iii) of the Company Guide which requires listed issuers that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years to maintain stockholders' equity of at least $6,000,000. The notice also stated that Metalline was not in compliance with Section 1003(a)(iv) of the Company Guide which provides that as a result of our sustained substantial losses or as a result of our existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether Metalline will be able to continue operations and/or meet our obligations as they mature.

The Company submitted a plan of compliance addressing how we intend to regain compliance with the NYSE Amex listing standards and on July 13, 2009, the NYSE Amex granted the Company an extension regain compliance.  On November 2, 2009, NYSE Amex notified the Company that it had regained compliance with Section 1003(a)(iv) and indicated the Company had until November 2, 2010 to regain compliance with section 1003(a)(iii) which requires issuers to have a minimum stockholders equity of $6,000,000.  As of January 31, 2010, the Company’s stockholders’ equity was $8,006,236; however the Company will need to demonstrate that it can maintain its stockholders’ equity over $6,000,000 before it can regain compliance with 1003(a)(iii).  If the transaction with Dome is completed in accordance with the agreement between the parties it would likely increase the Company’s stockholders’ equity and likely help the Company to regain compliance with section 1003(a)(iii).

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

The continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital. The Company expects to have additional funds available at the closing of a strategic transaction with Dome Ventures Corporation due to cash on hand held by Dome and the proceeds of the special warrant offering by Dome. However, the closing of that transaction is subject to a number of conditions precedent, and there can be no assurance that the transaction will be completed.

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

Once the Company has gathered sufficient drilling data on the Silver Polymetallic Mineralization, the Company (subject to having sufficient financial resources) can then resume work on the feasibility study.  Following the completion of the feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

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

In February 2008, the FASB issued authoritative guidance which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) The new guidance was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Topic 820 which clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available.  This new accounting guidance became effective for interim periods beginning after August 31, 2009 and was adopted by the Company on November 1, 2009. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective of interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company does not expect that the adoption of Update No. 2010-06 will have a material effect on its results of operations and financial position.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of January 31, 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As of January 31, 2010, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of January 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered sales of Company equity securities during the first fiscal quarter and as of March 12, 2010, excluding transactions that were previously reported in a Form 8-K.

On January 29, 2010 we issued an aggregate of 32,400 shares of the Company’s common stock to our independent directors (each an accredited investor) for services performed for the quarter ended January 31, 2010.   These shares were issued under our 2006 Stock Option Plan and issued in consideration for services.  The shares were issued in reliance on the exemptions from registration contained in Section 4(2) and 4(6) of the 1933 Act.  No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. [RESERVED]

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization dated December 4, 2009. 3

3.1(a)	Articles of Incorporation. 1

3.1(b)	Certificate of Amendment to Articles of Incorporation.1

3.1(c)	Certificate of Amendment to Articles of Incorporation. 2

3.1(d)	Certificate of Amendment to Articles of Incorporation. 4

3.2	Bylaws.2

10.2	Form of Voting Agreement3

10.3	2010 Stock Option and Stock Bonus Plan 3

14	Code of Ethics 4

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

______________________
(1)	Incorporated by reference from Form 10-SB, filed October 15, 1999.
(2)	Incorporated by reference from Form 10-QSB, filed September 19, 2006.
(3)      Incorporated by reference from Current Report on Form 8-K dated February 3, 2010.
(4)	Incorporated by reference from Form 10-KSB, filed January 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Dated: March 16, 2010	By	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Dated: March 16, 2010	By	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer