Form 10-Q
period 2010-04-30
METALLINE MINING CO
filed 2010-06-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
    Yes    No 

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
    Yes ☐ No ☑

As of June 4, 2010, there were 103,207,412 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2010 and October 31, 2009	2

Consolidated Statements of Operations for the three and six months ended April 30, 2010 and April 30, 2009, and for the period from inception (November 8, 1993) to April 30, 2010	3

Consolidated Statements of Cash Flows for the six months ended April 30, 2010 and April 30, 2009, and for the period from inception (November 8, 1993) to April 30, 2010	4-5

Notes to Consolidated Financial Statements	6-24

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30, 2010	October 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,336,022	$1,482,943
Other receivables	29,531	18,303
Prepaid expenses	247,982	134,122
Prepaid income taxes	33,702	—
Total Current Assets	15,647,237	1,635,368

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	4,344,292	3,713,722
Gabon, Africa (Notes 5 and 6)	4,496,915	—
	8,841,207	3,713,722

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $825,063 and $679,659, respectively (Note 7)	1,330,359	1,005,733

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $447,916 and $273,761, respectively (Note 3)	770,640	686,992
Goodwill (Note 4)	19,738,862	—
Other assets	4,200	—
	20,513,702	686,992

TOTAL ASSETS	$46,332,505	$7,041,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$326,534	$55,037
Accrued liabilities and expenses	138,771	346,446
Payable to joint venture partner (Note 6)	143,398	—
Deferred salaries and costs (Note 11)	—	393,903
Income tax payable	666	9,290
Total Current Liabilities	609,369	804,676

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

STOCKHOLDERS’ EQUITY (Notes 8, 9 and 10)
Common stock, $0.01 par value; 300,000,000 shares authorized, 103,207,412 and 48,834,429 shares issued and outstanding, respectively	1,032,074	488,344
Additional paid-in capital	96,431,713	55,144,214
Deficit accumulated during exploration stage	(53,257,735)	(51,917,015)
Other comprehensive income	1,517,084	2,521,596
Total Stockholders’ Equity	45,723,136	6,237,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,332,505	$7,041,815

The accompanying notes are an integral part of these consolidated financial statements. 2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30,			Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30
	2010		2009	2010	2009	2010

REVENUES		$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs		434,965	320,289	840,864	798,388	17,765,362
Depreciation and asset write-off		51,494	43,138	94,964	88,675	970,860
TOTAL EXPLORATION AND PROPERY HOLDING COSTS		486,459	363,427	935,828	887,063	18,736,222

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses		253,225	461,760	532,862	839,364	13,915,586
Office and administrative expenses		133,787	69,619	221,897	135,965	2,936,486
Professional services		337,344	120,916	740,188	428,651	11,782,189
Directors fees		69,030	103,645	116,766	168,038	3,278,517
Provision for uncollectible value-added taxes		152,049	---	152,049	---	428,567
Depreciation		4,906	5,845	9,340	11,625	229,661
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		950,341	761,785	1,773,102	1,583,643	32,571,006

LOSS FROM OPERATIONS		(1,436,800)	(1,125,212)	(2,708,930)	(2,470,706)	(51,307,228)

OTHER INCOME (EXPENSES)
Interest and investment income		6,649	329	7,339	1,178	844,748
Foreign currency transaction gain (loss)		1,399,478	733,120	1,346,825	(1,280,029)	(2,506,149)
Miscellaneous ore sales, net of expenses		---	---	---	---	134,242
Miscellaneous income		---	---	---	---	82,351
Interest and financing expense		---	---	---	---	(289,230)
TOTAL OTHER INCOME (EXPENSE)		1,406,127	733,449	1,354,164	(1,278,851)	(1,734,038)

LOSS BEFORE INCOME TAXES		(30,673)	(391,763)	(1,354,766)	(3,749,557)	(53,041,266)

INCOME TAXES		650	(12,979)	(14,046)	(9,403)	90,379

NET LOSS		$(31,323)	$(378,784)	$(1,340,720)	$(3,740,154)	$(53,131,645)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments		(1,034,464)	(543,252)	(1,004,512)	918,454	1,517,084

COMPREHENSIVE LOSS		$(1,065,787)	$(922,036)	$(2,345,232)	$(2,821,700)	$(51,614,561)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	*	$(0.01)	$(0.02)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		63,418,568	39,754,694	57,442,278	39,731,686

* Less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,340,720)	$(3,740,154)	$(53,131,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	105,488	100,235	1,204,140
Provision for uncollectible value-added taxes	149,920	—	425,052
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(1,337,306)	1,204,449	2,669,856
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Options issued for compensation	47,559	463,643	7,134,769
Common stock issued for directors fees	56,016	19,440	653,460
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,978,243
(Increase) decrease in, net of merger transaction:
Value added tax receivable	(123,739)	(112,731)	(1,233,771)
Other receivables	7,505	129	(17,042)
Prepaid income taxes and expenses	(128,870)	(18,936)	(259,989)
Increase (decrease) in, net of merger transaction:
Accounts payable	19,425	(69,313)	74,428
Income tax payable	(8,885)	(9,411)	3,548
Accrued liabilities and expenses	(225,805)	(7,370)	154,840
Deferred salaries and costs	(393,903)	127,134	—
Payable to joint venture partner	130,124	—	130,124
Other liabilities	—	2,349	7,649
Net cash used by operating activities	(3,043,191)	(2,040,536)	(34,664,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 4)	2,618,548	—	2,618,548
Equipment purchases	(297,400)	(4,108)	(2,621,588)
Acquisition of mining concessions	(368,730)	—	(5,000,767)
Net cash provided by (used by) investing activities	1,952,418	(4,108)	(5,003,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	14,951,516	171,500	49,653,710
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	40,000	—	4,737,347
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	14,991,516	171,500	55,355,164

Effect of exchange rates on cash	(47,664)	48,862	(350,978)

Net increase (decrease) in cash and cash equivalents	13,853,079	(1,824,282)	15,336,022
Cash and cash equivalents beginning of period	1,482,943	2,228,778	—

Cash and cash equivalents end of period	$15,336,022	$404,496	$15,336,022
The accompanying notes are an integral part of these consolidated financial statements. 4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	Six months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$27,024	$14,219	$116,958
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$24,840,886	$—	$24,840,886
Warrants issued in merger with Dome	$1,895,252	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,220
The accompanying notes are an integral part of these consolidated financial statements. 5

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Organization and Description of Business

Metalline Mining Company (the “Company” or “Metalline”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.

The Company expects to engage in the business of mineral exploration. The Company currently owns several mining concessions in Mexico (collectively known as the Sierra Mojada Property). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiary, Dome Ventures SARL Gabon, as well as its 99.99%-owned subsidiary incorporated in Nigeria, Dome Minerals Nigeria Limited. Dome conducts its exploration activities in Africa through Dome Ventures SARL Gabon. We have included the financial results of Dome and its subsidiaries in our consolidated statement of operations effective April 16, 2010.

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

Going Concern

As a result of our recurring losses from operations and limited capital resources during the fiscal year ended October 31, 2009, our independent registered public accounting firm’s report on our financial statements as of October 31, 2009 and for the fiscal years ended October 31, 2009 and 2008 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

On April 16, 2010, the Company successfully closed the Dome merger transaction and special warrant offering resulting in an increase in cash and cash equivalents of approximately $14,580,000.  The increase in cash and cash equivalents has improved the Company’s working capital and management believes it has sufficient working capital to operate over the next 12 months and this additional working capital removes the substantial doubt about the Company’s ability to continue as a going concern for this time period.

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

NOTE 2 – BASIS OF PRESENTATION (continued)

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.  Operating results for the six-months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Concentration of Risk

The Company maintains its domestic cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Although cash deposits held in domestic financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000, certain bank accounts held by the Company exceed these federally insured limits. As of April 30, 2010, the Company’s domestic cash and cash equivalent balances included $13,984,055 which was not federally insured. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico, Canada, and Africa.  These accounts are denominated in the local currency and are considered uninsured.  As of April 30, 2010 and October 31, 2009, the U.S. dollar equivalent balance for these accounts was $133,846 and $38,851, respectively.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were stock options and warrants in the aggregate of 19,832,994 shares and 19,395,187 shares outstanding at April 30, 2010 and 2009, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to April 30, 2010 to ensure that such events have been properly reflected in these consolidated financial statements. See Note 14 for subsequent events.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the six months ended April 30, 2010 and 2009 were $840,864 and $798,388, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $17,765,362.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and African subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.

Foreign Operations

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  The following table details foreign assets included in the accompanying balance sheet at April 30, 2010:

	Mexico	Gabon
Cash and cash equivalents	$52,051	$39,644
Other receivables	11,982	17,549
Prepaid expenses	234,620	—
Mining concessions	4,344,294	4,496,915
Office & mining equipment, net	1,250,997	58,034
Value-added tax receivable, net	706,936	63,704
Other assets	—	4,200
	$6,600,880	$4,680,046

Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from Mexican authorities on goods and services purchased by its Mexican subsidiaries.  As of April 30, 2010, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $751,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  IVA tax returns for approximately $404,000 of IVA taxes paid to vendors for goods and services purchased in 2009 and 2010 have not yet been filed, but are recorded as receivable as amounts are still recoverable.

During 2008, the Mexican authorities reviewed the IVA tax returns filed and requested the Company to provide copies of supporting documentation for amounts filed.  Over the last several years, the Company has worked extensively with IVA tax consultants and Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but has been unable to recover the IVA tax amounts.

At October 31, 2009, management evaluated the estimated collectability of the IVA amounts and increased its allowance for uncollectible taxes to approximately 3.6 million pesos or $273,761.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During 2010, management continues to aggressively pursue collection of these IVA taxes.  The Company has changed its fiscal reporting jurisdiction to a larger municipality and has hired a new IVA tax consultant in an effort to collect these tax receivables.  Due to the continued uncertainty as to ultimate collection of the IVA tax receivable, management evaluated the IVA tax receivable at April 30, 2010 and increased the allowance for uncollectible taxes to 5.5 million pesos or $447,916.  The Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of April 30, 2010.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than six months, but not exceeding twelve months.   As of April 30, 2010, the Company did not own any marketable securities.

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from our normal business activities. The Company records an estimated loss contingency when information available prior to issuance of the financial statements indicates that it is probable that a loss has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

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

In February 2008, the Financial Accounting Standards Board (“FASB”)  issued further accounting guidance which delayed the effective date of applying fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new accounting guidance for nonfinancial assets and nonfinancial liabilities was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of the new guidance applicable to non financial assets and liabilities did not have a material effect on its financial position, results of operations or cash flows.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company measures certain assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established, which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of April 30, 2010 and October 31, 2009, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable, payable to joint venture partner, and income tax payable, approximate fair value at April 30, 2010 and October 31, 2009 due to the short maturities of these financial instruments.

On November 1, 2008, the Company adopted a pronouncement on what is now codified as Accounting Standards Codification 820, Fair Value Measurements and Disclosure.  This pronouncement provides authoritative guidance regarding the fair value option for financial assets and financial liabilities.  This guidance provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non financial instruments as of the adoption date, thus this authoritative guidance did not have an impact on the Company's financial position or results of operations.

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

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the quarter ended April 30, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the Dome transaction.  The Company will perform its annual impairment test of goodwill during the quarter ended April 30, 2011.

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

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations and cash flows for the six months ended April 30, 2010 due to the acquisition of Dome.

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

NOTE 4 – MERGER WITH DOME VENTURES

On April 16, 2010 (the “Merger Date”), a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company (the “Merger”). To effect the Merger, Dome stockholders received 0.968818 shares of the Company’s common stock for each share of Dome common stock they held as of the Merger Date. Additionally, on the Merger Date, all outstanding warrants to acquire Dome common stock were exchanged for warrants to acquire the Company’s common stock on equivalent terms.  As a result of the merger transaction, the holders of the Company’s common stock prior to the Merger Date own approximately 53% of the Company post-merger and the former Dome shareholders own approximately 47% of the Company post-merger. Dome is a resource company that holds three exploration licenses in Gabon, West Africa and recently entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold (Note 6).

Based on the closing price of the Company’s common stock on the Merger Date, the consideration received by Dome shareholders in the Merger had a value of approximately $26.7 million as detailed below.

	Conversion Calculation	Estimated Fair Value

Dome common stock outstanding on the Merger Date	49,260,624
Less: Dome common stock issued in connection with the special warrant offering (a)	(28,911,111)
Dome common stock outstanding on the Merger Date attributable to the merger consideration	20,349,513
Multiplied by Metalline’s stock price as of the Merger Date multiplied by the exchange ratio of 0.968818 ($1.26 x 0.968818)	$1.2207	$24,840,886
Fair value of the Metalline warrants issued to replace Dome warrants as of the Merger Date (b)		1,895,252
Merger consideration transferred		$26,736,138

(a)
In accordance with ASC Topic 805-10, Business Combinations — Overall (“ASC 805-10”), transactions entered into primarily for the benefit of the combined entity, rather than primarily for the benefit of the acquired company should be accounted for as a separate transaction.  The special warrant offering described above was completed for the benefit of the combined entity and therefore the value of the

NOTE 4 – MERGER WITH DOME VENTURES (continued)

Metalline common shares issued in exchange for the shares acquired upon the conversion of the special warrants was treated as a separate financing transaction and not included as part of the merger consideration.

(b)
Represents the fair value of warrants to acquire 2,228,281 shares of Company common stock issued to replace Dome warrants outstanding as of the Merger Date. ASC 805-10 requires that the fair value of replacement warrants be included in the consideration transferred.  The fair value of the Metalline equivalent warrants was estimated using the Black-Scholes valuation model utilizing the assumptions noted below.

Stock price	$1.26
Post conversion strike price	$0.41
Average expected volatility	98%
Dividend yield	None
Average risk-free interest rate	0.12%
Average contractual term	.19 years
Black-Scholes average value per warrant	$0.8505

The expected volatility of the Metalline’s stock price is based on the average historical volatility which is based on daily observations and duration consistent with the expected life assumption and implied volatility.  The average contractual term of the warrants is based on the remaining contractual exercise term of each warrant.  The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the warrants.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the Merger Date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

Estimated Fair Value
Cash and cash equivalents	$2,618,548
Other receivables	17,942
Prepaid expenses	6,404
Property Concessions – Gabon, Africa	4,496,915
Equipment	59,331
Value-added tax receivable	65,129
Other assets	4,294
Accounts payable	(251,577)
Accrued expenses	(6,436)
Payable to joint venture partner	(13,274)
Total identifiable net assets	6,997,276
Goodwill	19,738,862
Estimated consideration expected to be transferred	$26,736,138

As of the merger date, the expected fair value of other receivables and value-added tax receivable approximated the historical cost.  Property concessions do not have a useful life pursuant to the Company’s policy on property concessions described in Note 3.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Dome and its subsidiaries. The Company estimates that the $19.7 million of goodwill, relating to Dome’s pre-merger historical tax basis, will be not deductible for tax purposes.

NOTE 4 – MERGER WITH DOME VENTURES (continued)

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company’s management allocated the acquisition cost to the assets acquired and liabilities assumed based on the estimated fair value of Dome’s tangible and identifiable assets and liabilities.  The amount allocated to the property concessions was based on a valuation report prepared by a third party appraisal firm.  The allocation is not considered final as of the date of this report as management is still reviewing certain of the underlying assumptions and calculations used in the allocation relating primarily to the current assets and liabilities of Dome that were acquired.  However, the Company believes the final purchase price allocation will not be materially different than presented herein

During the six months ended April 30, 2010, the Company incurred merger related transaction costs consisting primarily of legal and accounting fees of $253,025.  These costs are included in professional fees on the consolidated statement of operations.

Actual and Pro-forma Impact of the Merger

Dome’s net loss of $35,234 for the period from the Merger Date through April 30, 2010 is included in the Company’s consolidated statement of operations for the three and six months ended April 30, 2010.  The net loss for Dome represents a net loss per share of less than $0.01 per share for the Company during the three and six months ended April 30, 2010.

The following table presents supplemental pro forma information as if the Merger had occurred on November 1, 2009 for the three and six months ended April 30, 2010 and November 1, 2008 for the three and six months ended April 30, 2009. As such, all periods presented include merger related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net loss would have been had the Company completed the Merger on November 1, 2009, or November 1, 2008. In addition, the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Three Months Ended April 30,				Six Months Ended April 30,
	2010			2009	2010	2009
Revenues		$—		$—	$—	$—
Net loss		(371,000)		(979,000)	(1,587,000)	(5,469,000)
Loss per share	$		*	$(0.01)	$(0.02)	$(0.06)
*Less than $0.01 per share

2010 Pro forma Results

The 2010 pro forma results were calculated by combining the results of Metalline with the stand-alone historical results of Dome for the three and six months ended March 31, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred had the acquisition commenced on November 1, 2009:

•	Record additional depreciation for $60,000 estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminate historical compensation costs for Dome officers/directors incurred during the period and record additional directors fees for the chairman and two additional independent directors added in conjunction with the merger.

2009 Pro forma Results

The 2009 pro forma results were calculated by combining the historical financial results of Metalline with the stand-alone historical results of Dome for the three and six months ended March 31, 2009. Additionally, the following adjustments were made to account for certain costs that would have

NOTE 4 – MERGER WITH DOME VENTURES (continued)

been incurred had the acquisition commenced on November 1, 2008:

•	Recorded additional depreciation for $60,000 estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminated historical compensation costs for Dome officers/directors incurred during the period and record additional directors’ fees for the chairman and two additional independent directors added in conjunction with the merger.

•	Added $278,000 and $635,000 of transaction costs that were incurred to consummate the merger during the three and six months ended April 30, 2010, respectively.

NOTE 5 – MINING CONCESSIONS

Sierra Mojada Mining Concessions

The Company owns or has an option to acquire 27 mining concessions consisting of 19,580 hectares (about 48,385 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The mining concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Project.

During the quarter ended, April 30, 2010, the Company entered into agreements with several Mexican individuals to acquire seven mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 3-5 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as mining concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.  As of April 30, 2010, the Company has capitalized $385,000 of payments pursuant to these option purchase agreements.

The Company purchased eleven of the concessions from Mexican entities and/or Mexican individuals and nine concessions were granted by the Mexican government.  Each mining concession enables the Company to explore the underlying concession in consideration for the payment of a semi-annual fee to the Mexican government and completion of certain annual assessment work.  Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.  The Company has completed sufficient work to meet future requirements for many years.

Gabon Mining Concessions

The Company, through its wholly-owned subsidiary Dome, owns three exploration licenses (Ndjole, Mevang, and Mitzic) each covering approximately 2,000 square kilometers in Gabon, Africa.  The exploration licenses were granted in July 2008 and entitle the Company to employ sub-surface exploration methods, such as drilling and trial mining.

As discussed in Note 6, two of Dome’s licenses, Ndjole and Mevang, are in subject to a joint venture agreement with AngloGold, whereby AngloGold has a right to earn certain interests in these licenses.  Dome also has a joint venture interest in the Ogooue license that is owned by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company, through Dome, is looking for a joint venture partner on this license.

The exploration licenses are valid for three years and are renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term. Dome may apply for a mining license at any time during these periods.  As of April 30, 2010, one United States dollar approximates 505 CFA francs.

NOTE 6 – JOINT VENTURE AGREEMENTS

In October 2009, Dome and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and Ndjole and Mevang Joint Venture Agreement.

Ogooue Joint Venture Agreement

AngloGold acquired a reconnaissance license over an area comprising 8,295 square kilometers in Gabon, Africa. This license was acquired by AngloGold for its gold potential. The joint venture is an 80/20 joint venture in favor of AngloGold. AngloGold has made a firm commitment to spend $100,000 on exploration and will solely fund the first $3 million of exploration expenditures, after which the parties will contribute on an 80/20 basis. Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interest will be converted to a 2% Net Smelter Return which can be purchased at an appraised value 14 months after commencement of commercial production. Should AngloGold elect not to spend the aforesaid $3 million, the lease shall be assigned to Dome.

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.  As of April 30, 2010, AngloGold has paid approximately $839,000 of exploration costs pursuant to the provision above.

Once it has earned a 60% interest, AngloGold can earn an additional 10% interest (70% total) by spending $5 million on exploration expenditures within two years of earning into a 60% interest as set out above. When the parties have a 70/30 joint venture, if Dome elects not to contribute to work programs and budgets, AngloGold can elect to earn an additional 15% interest (85% total) by carrying the project to a completed pre-feasibility study. Should AngloGold fail to perform as set out above, a 100% interest in the licenses shall revert to Dome and the joint venture will cease. AngloGold shall be entitled to withdraw from the joint venture after it has spent $1 million on exploration expenditures.

Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interests will be converted to a 2% Net Smelter Return which can be purchased at appraised value 14 months after commencement of commercial production.

Dome is operating the exploration program on behalf of AngloGold and receives funds from time-to-time to continue the joint venture operations in Gabon. As at April 30, 2010 Dome had a balance of $143,398 received from Anglo for ongoing exploration costs. These funds are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.

NOTE 7 - EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2010 and October 31, 2009, respectively:

	April 30,	October 31,
	2010	2009
Mining equipment	$1,477,592	$1,209,471
Well equipment	42,055	31,239
Communication equipment	7,772	7,288
Buildings and structures	148,970	139,679
Vehicles	216,409	114,369
Computer equipment and software	198,489	160,629
Office equipment	23,212	10,238
Assets under construction	40,923	12,479
	2,155,422	1,685,392
Less: Accumulated depreciation	(825,063)	(679,659)
	$1,330,359	$1,005,733

Depreciation expense for the six months ended April 30, 2010 and 2009 was $104,304 and $100,300 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 8 - COMMON STOCK

On December 22, 2009, the Company closed a private placement of 6,500,000 units, at a price of $0.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants entitled the holder to purchase one share of common stock. As a result of the closing of the Merger on April 16, 2010, the warrants issued as part of this private placement were terminated in accordance with their terms.  Total proceeds from this private placement were $2,990,000.

On January 10, 2010, Dome raised $13,010,000 through a private placement of special warrants.  The private placement was completed through a syndicate of Canadian investment dealers and each special warrant automatically converted into one share of Dome common stock immediately prior to the closing of the Merger.  The funds were held in escrow pending the closing.

On April 16, 2010, the Company completed the Merger and issued a total of 47,724,583 shares of common stock for all the issued and outstanding shares of Dome. Based upon the closing exchange ratio of 0.968818 shares of Metalline common shares for each single share of Dome common stock, the Company determined that 28,009,594 common shares of Metalline were issued pursuant to the special warrant offering and 19,714,989 common shares of Metalline were issued for merger consideration.  After deducting offering costs of $1,048,484, the total net proceeds from the special warrant offering were $11,961,516.

Pursuant to ASC 805-10, the 19,714,989 shares issued for merger consideration was measured at $1.26, the closing market price of the Company’s common stock on April 16, 2010.

Also during six months ended April 30, 2010, the Company issued 80,000 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share and issued 64,800 shares of common stock at an average market price of $0.82 per share to its independent directors for services provided.

NOTE 8 - COMMON STOCK (continued)

A summary of the common stock and additional paid in capital activity for the six months ended April 30, 2010 is as follows:

	Common Shares Issued	Common Share Amount	Additional Paid-In Capital	Total Capital

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$55,632,558

Common stock issued in private placement at average price of $0.46 per share	6,500,000	65,000	2,925,000	2,990,000
Common stock issued in special warrant offering at average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	11,961,516
Common stock issued for Dome merger consideration at $1.26 per share	19,714,989	197,150	24,643,736	24,840,886
Common stock issued for exercise of warrants at an average price of $0.50 per share	80,000	800	39,200	40,000
Common stock issued for directors fees at an average price of $0.82 per share	68,400	684	55,332	56,016
Warrants issued for replacement of Dome warrants at merger	—	—	1,895,252	1,895,252
Stock based compensation for options	—	—	47,559	47,559

Balance, April 30, 2010	103,207,412	$1,032,074	$96,431,713	$97,463,787

During the comparative six months ended April 30, 2009, the Company completed a private placement of 686,000 units at $0.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from these placements were $171,500. Also during the six months ended April 30, 2009, the Company issued 64,800 shares of common stock at an average market price of $0.30 per share to its independent directors for services provided.

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

In certain circumstances, in the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company’s common stock having a value equal to two times such purchase price. The anti-takeover mechanisms of the Rights Agreement were not triggered by the merger transaction with Dome and no holders of the Rights were entitled to exercise their Rights as a result of that transaction or any events described in the Merger Agreement.  The Rights will expire on June 11, 2017.

NOTE 9 - STOCK OPTIONS

The Company has three existing qualified stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  Under the 2010 Stock Option and Stock Bonus Plan (the”2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses.  As of April 30, 2010, 10,300,000 shares are available for issuance under the 2010 Plan.

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

No options were granted or exercised during the six months ended April 30, 2010 and April 30, 2009.

The following is a summary of stock option activity for the six months ended April 30, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	5,005,623	$2.27
Granted	--	--
Exercised	--	--
Forfeited or Expired	(200,000)	2.15
Outstanding at April 30, 2010	4,805,623	$2.27	6.71	$451,596

Vested or Expected to Vest at April 30, 2010	4,805,623	$2.27	6.71	$451,596
Exercisable at April 30, 2010	4,738,955	$2.28	6.69	$451,596

The Company recognized stock-based compensation costs for stock options of $47,559 and $463,644 for the six months ended April 30, 2010 and 2009, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 9 - STOCK OPTIONS (continued)

Summarized information about stock options outstanding and exercisable at April 30, 2010 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	705,619	8.79	$0.34	705,619	$0.34
1.25-1.32	100,000	0.43	1.32	100,000	1.32
2.18-2.85	3,750,004	6.46	2.53	3,683,336	2.53
4.30	250,000	7.14	4.30	250,000	4.30
$0.34-4.30	4,805,623	6.71	$2.27	4,738,955	$2.28

A summary of the nonvested shares as of April 30, 2010 and changes during the six months ended April 30, 2010 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2009	266,670	$1.69
Granted	-	-
Vested	(200,002)	1.67
Forfeited	-	-
Nonvested at April 30, 2010	66,668	$1.73

As of April 30, 2010, there was $26,012 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.67 years.

NOTE 10 - WARRANTS

At times the Company has issued warrants to investors in connection with private placements of Company stock or in consideration for financial services.  Warrants issued in consideration for financial services are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility.  The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

NOTE 10 – WARRANTS (continued)

A summary of warrant activity for the six months ended April 30, 2010 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	12,979,090	1.23
Issued with private placement	3,250,000	0.57
Issued in merger with Dome	2,228,281	0.41
Exercised	(80,000)	0.50
Forfeited or expired	(3,350,000)	0.63
Outstanding at April 30, 2010	15,027,371	$1.10	0.94	$2,559,389
Exercisable at April 30, 2010	15,027,371	$1.10	0.94	$2,559,389

Pursuant to the private placement transaction that closed in December 2009 and described in Note 8, the Company issued warrants to acquire 3,250,000 of common stock. The warrants were  only to be exercisable if the merger agreement between Dome and Metalline was terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  As a result of the closing of the Merger on April 16, 2010, the warrants issued in this private placement were terminated in accordance with their terms.

In connection with the Merger, the Company issued 2,228,281 warrants with an exercise price of $0.41 to replace all of the outstanding warrants of Dome at the time of the Merger.  As detailed in Note 4, the fair value of the warrants using the Black-Scholes valuation model was $1,895,252.

During the six months ended April 30, 2010, warrants to acquire 80,000 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $54,800 at time of exercise.

Summarized information about warrants outstanding and exercisable at April 30, 2010 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $0.50	4,884,257	1.28	$0.46	4,884,257	$0.46
$1.25 - $1.25	9,085,169	0.73	1.25	9,085,169	1.25
$2.00 - $2.42	557,945	0.78	2.31	557,945	2.31
$3.40 - $3.40	500,000	1.68	3.40	500,000	3.40
$0.34 - $3.40	15,027,371	0.94	$1.10	15,027,371	$1.10

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the materials terms of his compensation but have not yet executed an agreement memorializing those terms.  Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman.  If Mr. Edgar is terminated from his position of Executive Chairman without cause or if he is terminated from that position within twelve months of a change of control event he will be entitled to a payment equal to twelve months of his base compensation.

Deferred Salaries & Directors Fees

Effective February 1, 2009, the persons then serving as the Company’s executive officers and corporate employees entered into salary deferral agreements with the Company to defer 25% to 50% of their base salaries in order to help the Company conserve working capital.  Similarly, each of the persons then serving as the Company’s three independent directors entered into a deferral agreement with the Company to defer 100% of the cash portion of their director’s fees effective February 1, 2009. The Company continued to defer these costs until December 24, 2009, when the Board of Directors determined that the Company had obtained sufficient operating capital to fund its operations.

Royalty Agreement

In connection with the purchase of certain mining concessions, the Company has agreed to pay the previous owners a net royalty interest on revenue from future mineral sales.

Mining Concessions - Mexico

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

NOTE 12 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera.

NOTE 12 – INCOME TAXES (continued)

On April 16, 2010, a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”) resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation with offices in Canada, files tax returns in the United States and Canada and Dome Ventures SARL Gabon files tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The Company’s provision for income taxes for the six months ended April 30, 2010 consisted of a tax credit of $14,046 related to a provision to return true-up for foreign income taxes for Contratistas for the calendar year ended December 31, 2009.  The Company’s provision for income taxes of $9,403 for the six months ended April 30, 2009 consists of a provision to return true-up for Contratistas for 2008 foreign income taxes.  There was no federal or state income tax provision for the six months ended April 30, 2010 and 2009.

Mexico Tax Legislation

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

Net Operating Loss Carryforward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carryforward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact , if any, that ownership changes may have had on our operating loss carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations.

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

The Company did not have any unrecognized tax benefits or changes in unrecognized tax benefits during the six month period ended April 30, 2010 and accordingly no reconciliation of the beginning and ending amount of unrecognized tax benefits is presented. The Company does not have any unrecognized tax benefits as of April 30, 2010 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions.

United States:	1993 and all following years
Mexico:	1997 and all following years
Canada	1999 and all following years
Africa	2008 and all following years

NOTE 12 – INCOME TAXES (continued)

The Company has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next twelve months.

The Company’s policy is to classify tax related interest and penalties as income tax expense.  There is no interest or penalties estimated on the underpayment of income taxes as a result of unrecognized tax benefits.

NOTE 13 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	April 30, 2010	October 31, 2009
Identifiable assets
Mexico	$6,601,000	$5,566,000
Canada	723,000	—
Africa	4,680,000	—
United States	14,589,000	1,476,000
	$26,593,000	$7,042,000

	For the three months ended April 30,		For the six months ended April 30,		November 8, 1993 (Inception) To April 30,
	2010	2009	2010	2009	2010
Net income (loss) for the period
Mexico	$791,000	$382,000	$303,000	$(2,279,000)	$(17,617,000)
Canada	(11,000)	—	(11,000)	—	(11,000)
Africa	(25,000)	—	(25,000)	—	(25,000)
United States	(786,000)	(761,000)	(1,608,000)	(1,461,000)	(35,479,000)
	$(31,000)	$(379,000)	$(1,341,000)	$(3,740,000)	$(53,132,000)

NOTE 14 – SUBSEQUENT EVENTS

On June 10, 2010, warrants to acquire 290,645 shares of common stock were exercised at an average exercise price of $0.41 per share.  The warrants had an intrinsic value of $69,755 at time of exercise.

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

Forward-looking statements also typically include words such as “expects”, “anticipates”, “targets”, “goals” “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of commodity prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the concessions that shows proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company.  See “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

Business Overview

Metalline, a Nevada corporation, is an exploration stage company, engaged in the business of mineral exploration.  The Company currently owns several concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”).  The Company’s primary objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”).  The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

On April 16, 2010, the Company completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became a wholly owned subsidiary of the Company.  Dome holds three exploration licenses in Gabon, West Africa that cover approximately 6,000 square kilometers and recently entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company is currently looking for joint venture partners for this license.  Operations in Gabon are conducted by Dome’s subsidiary Dome Ventures SARL Gabon.

Current Developments

On December 22, 2009, the Company closed a private placement of 6,500,000 units, at a price of $0.46 per unit for total proceeds of $2,990,000.  The proceeds from this placement were used to fund operations while the Company worked to close the proposed merger transaction with Dome and to begin to ramp-up exploration activities at Sierra Mojada.

On April 15, 2010 the Company held a special meeting of stockholders at which the Company’s stockholders approved, among other things, the issuance of 47,724,583 shares of Company common stock to effect the merger transaction involving Dome.  On April 16, 2010, pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated December 4, 2009 (the “Merger Agreement”), among the Company, Dome, and Metalline Mining Delaware, Inc., a wholly owned subsidiary of Metalline (“Merger Sub”), Merger Sub merged with and into Dome with Dome being the survivor in that transaction (the “Merger”).  As a result, Dome became a wholly owned subsidiary of Metalline. Dome’s principal business activities are the acquisition and exploration of mineral properties domiciled in Gabon, Africa.

In connection with the Dome merger transaction, Dome closed a private placement of special warrants and at the closing of the Merger, $11,961,516 of net proceeds was released from escrow and made available to the combined company.  As a result of the special warrant offering and cash acquired in the Dome merger transaction, the Company’s cash and cash equivalents increased by $14,580,000.  The Company plans to use the majority of these funds to expand exploration activities at Sierra Mojada over the next 2-3 years.  The Sierra Mojada project will be the Company’s primary focus, while exploration costs in Gabon are funded by AngloGold pursuant to the terms of the joint venture agreements.

Following the successful closing of the merger transaction with Dome on April 16, 2010 the Company moved forward with its 2010 budget plan for the Sierra Mojada project, which calls for an aggressive exploration drilling program on the silver mineralization located north of the Sierra Mojada fault.  Approximately 44,000 meters of drilling are planned for calendar 2010, of which over 3,400 meters have been drilled as of the end of April. The pace of drilling is accelerating through double shifting of the Company’s three diamond drills and the use of three drilling contractors. A recently purchased reversed circulation drill has been overhauled and is in transit to Sierra Mojada, which will result in at least seven drills turning on the project at the peak of activities.  Initially all seven drills will be focused on the north side silver mineralization on the west end of the Company’s concessions.

The Company has also started to ship some of its stockpile of samples to ALS CHEMEX, Vancouver for assay.  The Company had previously accumulated a sample stockpile of about 7,000 samples when capital resources were limited. These samples were analyzed by the Company's assay lab and exceeded the screen limit of 10 grams per tonne silver and/or 1% zinc. They are being shipped for assay at the rate of 700-1000 samples per week. As of June 3, 2010, there are over 2,000 samples in process for assay and the first results are beginning to be returned. The results of this work will be detailed in press releases as results are received and evaluated.

The Company plans to complete a comprehensive update of the resource model by the end of 2010. An initial program of metallurgical test work is in progress to assess recoveries by various process methods that can be expected from the silver and associated zinc, copper and lead mineralization. This program will be expanded as more samples are available from core drilling in the west end. The results of drilling and metallurgy studies are scheduled to be available for use in a Preliminary Economic Assessment (Scoping Study) beginning early next year.

Further, during the quarter ended, April 30, 2010, the Company entered into two agreements with several Mexican individuals to acquire seven additional mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation to acquire the seven concessions at established prices over the next 3-5 years.

Activities in Gabon, as part of the AngloGold joint ventures, have consisted of geochemical sampling of soils and rocks, and geological mapping. Preparation for trenching and man-portable core sampling to evaluate extensive geochemical anomaly zones is in progress.

Results of Operation

Upon the closing of the Merger on April 16, 2010 Dome became a wholly owned subsidiary of the Company.  The Company’s consolidated balance sheet as of April 30, 2010 includes Dome’s assets and liabilities as of that date. Further, the financial results from Dome from April 16, 2010 through April 30, 2010 are included in the Company’s consolidated statement of operations and statements of cash flows for the three and six month periods ended April 30, 2010.

Three Months Ended April 30, 2010 and April 30, 2009

For the three months ended April 30, 2010, the Company experienced a consolidated net loss of $31,000 or less than $0.01 per share, compared to a consolidated net loss of $379,000 or $0.01 per share during the comparable period last year.  The $348,000 decrease in consolidated net loss is primarily due to a $666,478 increase in foreign currency translation gain, which was largely caused by the U.S. dollar strengthening compared to the Mexico peso.  This was partially offset by a $123,000 increase in exploration and property holding costs and a $188,000 increase in general and administrative costs.

Exploration and property holding costs

Exploration and property holding costs increased $123,000 or 34% to $486,000 for the three months ended April 30, 2010 compared to $363,000 for the comparable period last year.  This increase was primarily due to increased drilling and exploration costs as the Company increased its drilling and exploration activities on the Sierra Mojada properties.  Management plans to use the additional capital now available to the Company as a result of the merger transaction with Dome to continue to expand exploration activities at Sierra Mojada.  Exploration activities on the Gabon properties (recently acquired in the Dome merger) will continue to be funded by our joint venture partner, AngloGold.

General and Administrative Costs

General and administrative expenses increased $188,000 or 25% to $950,000 for the three months ended April 30, 2010 as compared to $762,000 for the comparable period last year.  This increase was primarily due to a $216,000 increase in professional fees and a $152,000 increase in provision for uncollectible value-added taxes.  These increases were partially mitigated by $209,000 decrease in salaries and payroll expenses.  Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $209,000 or 45% from the comparable period in 2009.  Stock based compensation related to stock options was significantly lower at $10,000 in 2010 as compared to $227,000 during the comparable period in 2009.  Stock based compensation in the comparable period last year was higher due to $138,000 of stock based compensation for options granted in connection with salary deferral agreements entered into during 2009 and higher pro-rata compensation on options granted in 2007 and 2008.

Office and administrative expenses increased $64,000 or 91% to $134,000 for the three months ended April 30, 2010 as compared to $70,000 for the comparable period last year.  Higher travel costs, stock exchange related fees, and shareholder relations costs related to the Dome transaction all contributed to this increase.

Professional services increased $216,000 or 179% to $337,000 for the three months ended April 30, 2010 as compared to $121,000 for the comparable period last year.  The increase was primarily due to higher engineering and professional fees on the Sierra Mojada properties.  In addition, legal and accounting fees were significantly higher due to the Dome merger transaction and corresponding costs to prepare and distribute a joint proxy statement/prospectus on Form S-4 for this transaction.

Directors’ fees decreased $35,000 or 34% to $69,000 for the three months ended April 30, 2010 as compared to $104,000 for the comparable period last year.  The decrease was primarily attributable to a $69,000 decrease in stock based compensation associated with stock option grants.  The lower stock based compensation on options was partially mitigated by higher average market price for shares granted to independent directors.  In addition, the current quarter also included pro-rata fees for two new independent directors added in conjunction with the Dome merger.

During the quarter ended April 30, 2010, the Company recorded an additional provision of $152,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.

Other Income (Expense)

Other Income increased $673,000 to $1,406,000 for the three months ended April 30, 2010 as compared to $733,000 for the comparable period last year.  The increase is primarily due to a $666,000 increase in foreign currency translation gain on intercompany loans to its Mexican subsidiaries.  During the three months ended April 30, 2010, the Mexican Peso to U.S. dollar exchange rate decreased from 13.11 pesos per USD to 12.27 pesos per USD resulting in a gain of $1,399,000 whereas the exchange rate fluctuation in 2009 was slightly lower.  As of April 30, 2009, the Company has a $22.5 million dollar intercompany receivable from Minera and Contratistas.

Interest income was $6,000 higher in 2010 as compared to 2009 due to recent increase in cash and cash equivalents from the special warrant offering and closing of the Dome merger transaction.

Six months Ended April 30, 2010 and April 30, 2009

For the six months ended April 30, 2010, the Company experienced a consolidated net loss of $1,341,000 or $0.02 per share, compared to a consolidated net loss of $3,740,000 or $0.09 per share during the comparable period last year.  The $2,399,000 decrease in consolidated net loss is primarily due to a $2,627,000 change in foreign currency translation gain/loss.

Exploration and property holding costs

Exploration and property holding costs increased $49,000 or 5.5% to $936,000 for the six months ended April 30, 2010 compared to $887,000 for the comparable period last year.  This increase was primarily due to increased drilling and exploration activities at Sierra Mojada.  The increase in drilling and exploration activities in large part  began upon the successful closing of the private placement in December 2009 and increased further upon the closing of the Dome merger transaction on April 16, 2010.  Management plans to expand exploration activities at Sierra Mojada significantly during the next quarter.

General and Administrative Costs

General and administrative expenses increased $189,000 or 12% to $1,773,000 for the six months ended April 30, 2010 as compared to $1,584,000 for the comparable period last year.  Higher professional fees and provision for uncollectible value-added taxes for the 2010 period were partially offset by lower stock based compensation from stock options in salaries and payroll expenses and directors fees. Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense decreased $306,000 or 36% from the comparable period in 2009.  This decrease was primarily due to lower stock based compensation related to stock options which decreased to $48,000 in 2010 as compared to $369,000 during the comparable period in 2009.

Office and administrative expenses increased $86,000 or 63% to $222,000 for the six months ended April 30, 2010 as compared to $136,000 for the comparable period last year.  The increase was primarily due to higher regulatory fees and shareholder relation costs due to the associated shareholder meeting and proxy statement for the Dome merger.  In addition, travel costs were higher in 2010.

Professional services increased $311,000 or 72% to $740,000 for the six months ended April 30, 2010 as compared to $429,000 for the comparable period last year.  The increase was due to higher legal and accounting costs related to the Dome Merger and higher engineering costs related to work on the resource model at Sierra Mojada.  Legal costs in the comparable period in 2009 included $125,000 of legal costs related to the Mineros Nortenos lawsuit (which was settled in early November 2009).  Professional fees, more specifically engineering and project related consulting costs will continue to increase during 2010 as the Company expands its exploration work at Sierra Mojada.

Directors’ fees decreased $51,000 or 30% to $117,000 for the six months ended April 30, 2010 as compared to $168,000 for the comparable period last year.  Stock based compensation associated with stock options decreased $115,000 from the comparable period last year and were partially mitigated by a higher average market price of shares granted to independent directors for quarterly services.  In addition, two new independent directors were added in April 2010.

Other Income (Expense)

Other Income (Expense) was $1,354,000 of income for the six months ended April 30, 2010 as compared to $1,279,000 of expense for the comparable period last year.  The decrease was due a $2,627,000 change in foreign currency translation loss on intercompany loans to the Company’s Mexican subsidiaries.  During the six months ended April 30, 2010, the Mexican Peso to U.S. dollar exchange rate decreased from 13.09 pesos per USD to 12.28 pesos per USD resulting in a foreign exchange gain of $1,347,000. During the comparable period last year, the Mexican Peso to U.S. dollar exchange rate increased from 12.90 pesos per USD to 13.76 pesos per USD resulting in a foreign exchange loss of $1,280,000.  As of April 30, 2010, the Company has a $22.5 million dollar intercompany receivable from Minera and Contratistas which is subject to foreign currency translation gains and losses.

Interest income was $6,000 higher in 2010 as compared to 2009 due to recent increase in cash and cash equivalents from the special warrant offering and closing of the Dome merger transaction.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuance of its common stock to fund its operations which primarily consisted of development and exploration of the Sierra Mojada property.  During the six months ended April 30, 2010, the Company received $14,951,000 of proceeds from the sale of common stock and acquired $2,619,000 of cash in the merger with Dome Ventures. As a result, cash and cash equivalents increased from $1,483,000 at October 31, 2009 to $15,336,000 at April 30, 2010.

Cash flows used in operations for the six months ended April 30, 2010 increased to $3,043,000 as compared to $2,041,000 for the comparable period in 2009.  Higher exploration costs at Sierra Mojada and higher general and administrative costs due to the Dome merger were the primary reasons for this increase.  In addition, payment of deferred salaries and costs and reduction in accrued liabilities also contributed to the increase in cash used in operations.  During the six months ended, April 30, 2010, the Company purchased $297,000 of equipment and spent $369,000 on acquisition of mining concessions.  Prior year capital spending was significantly lower due to limited working capital.

Capital Resources

As of April 30, 2010, the Company had cash and cash equivalents of $15,336,022 and working capital of $15,037,868, as compared to cash and cash equivalents of $1,482,943 and working capital of $830,692 as of October 31, 2009.   The significant increases in our liquidity and working capital were in large part a result of funds raised in the private placement transaction completed in December 2009 and the successful completion of the Dome merger transaction in April 2010.  The closing of the Dome transaction and special warrant offering resulted in an increase in cash and cash equivalents of $14,580,000.  The Company plans to primarily use this funding to expand exploration activities at Sierra Mojada over the next 2-3 years.

Since inception, the Company has relied primarily upon proceeds from private placements of its equity securities and warrant exercises as its primary sources of financing to fund its operations. Although we believe our current financial resources are sufficient to fund the Company’s planned operations over the next 2-3 years, we anticipate continuing to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

Resolution of Former NYSE Amex Listing Deficiencies

On April 29, 2010, the NYSE Amex notified the Company that it deemed the Company to have regained compliance with the deficiencies it referenced in a notice of deficiency letter received from NYSE Amex dated May 1, 2009.

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

The continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital. Once the Company has gathered sufficient drilling data on the Silver Polymetallic Mineralization, the Company (subject to having sufficient financial resources) can then resume work on a feasibility study.  Following the completion of a feasibility study, the Company would then proceed to the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

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

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations or cash flows for the six months ended April 30, 2010 due to the Dome merger transaction.

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

Foreign Currency Translation

While the Company’s functional currency is the U.S. dollar, the local currency is the functional currency of the Company’s wholly-owned foreign subsidiaries.  The assets and liabilities relating to foreign operations are exposed to exchange rate fluctuations.  Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of April 30, 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

As of April 30, 2010, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of April 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

On April 16, 2010, the Company closed the Merger and Dome became a wholly-owned subsidiary of the Company.  Dome has several foreign subsidiaries and conducts exploration activities in Gabon, Africa through Dome Ventures SARL Gabon.  We are not yet required to evaluate, and have not fully evaluated Dome and its foreign subsidiaries’ internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from this acquisition were not disclosed in this Quarterly Report on Form 10-Q. We intend to disclose all material changes in internal control over financial reporting resulting from this acquisition prior to or in our Annual Report on Form 10-K for the fiscal year ending October 31, 2010, in which report we will be required for the first time to include Dome in our annual assessment of internal control over financial reporting.

Subject to Dome’s internal control over financial reporting discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Except as described below, and except for the general application of the Risk Factors set forth in the our Form 10-K for the year ended to Dome and its operations in Gabon, there were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2009.

Our results of operations and financial condition could be adversely affected by changes in currency exchange rates.

Our results of operations and financial condition are affected in part by currency exchange rates portions of our operating costs in Mexico and now Gabon are denominated in the local currency. A weakening U.S. Dollar will have the effect of increasing operating costs while a strengthening U.S. Dollar will have the effect of reducing operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered sales of Company equity securities during the second fiscal quarter and as of  June 12, 2010, excluding transactions that were previously reported.

On April 20, 2010 we issued 50,000 shares of common stock upon the exercise of warrants.  The warrants were issued at $0.50 per share resulting in cash proceeds to the Company of $25,000.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

On April 26, 2010 we issued 30,000 shares of common stock upon the exercise of warrants.  The warrants were issued at $0.50 per share resulting in cash proceeds to the Company of $15,000.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

On April 30, 2010 we issued an aggregate of 36,000 shares of the Company’s common stock to our independent directors (each an accredited investor) for services performed for the quarter ended April 30, 2010.   These shares were issued under our 2006 Stock Option Plan and issued in consideration for services.  The shares were issued in reliance on the exemptions from registration contained in Section 4(2) and 4(6) of the 1933 Act.  No commissions or other remuneration were paid for this issuance.

On June 10, 2010 we issued 290,645 shares of common stock upon the exercise of warrants.  The warrants were issued at $0.41 per share resulting in cash proceeds to the Company of $119,164.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. [RESERVED]

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
3.1.1	Articles of Incorporation.	10-SB	10/15/99	3.1

3.1.2	Certificate of Amendment to Articles of Incorporation	10-SB	10/15/99	3.3

3.1.3	Certificate of Amendment to Articles of Incorporation	10-QSB	9/19/06	3.2

3.1.4	Certificate of Amendment to Articles of Incorporation	10-KSB	1/31/07	3.1B

3.1.5	Certificate of Amendment to Articles of Incorporation	8-K	4/15/10	3.1

3.1.6	Bylaws.				X

14	Code of Ethics	10-KSB	1/31/07	14

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY
Dated: June 14, 2010	By	/s/ Merlin Bingham
Merlin Bingham,
President and Principal Executive Officer

Dated: June 14, 2010	By	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer