Form 10-Q
period 2010-07-31
METALLINE MINING CO
filed 2010-09-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

6400 S. Fiddlers Green Circle, Suite 950, Greenwood Village, CO 80111
(Address of principal executive offices, including zip code)

Registrant’s telephone number: (303) 796-3020

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
Yes ☐ No ☑

As of September 7, 2010, there were 105,901,798 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2010 and October 31, 2009	2

Consolidated Statements of Operations for the three and nine months ended July 31, 2010 and July 31, 2009, and for the period from inception (November 8, 1993) to July 31, 2010	3

Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and July 31, 2009, and for the period from inception (November 8, 1993) to July 31, 2010	4-5

Notes to Consolidated Financial Statements	6-26

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31, 2010	October 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,335,113	$1,482,943
Other receivables	15,567	18,303
Prepaid expenses	389,995	134,122
Prepaid income taxes	26,177	—
Total Current Assets	13,766,852	1,635,368

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	4,203,715	3,713,722
Gabon, Africa (Notes 5 and 6)	4,496,915	—
	8,700,630	3,713,722

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $833,784 and $679,659, respectively (Note 7)	1,396,347	1,005,733

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $492,676 and $273,761, respectively (Note 3)	1,043,394	686,992
Goodwill (Note 4)	19,738,862	—
Other assets	6,729	—
	20,788,985	686,992

TOTAL ASSETS	$44,652,814	$7,041,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$589,809	$55,037
Accrued liabilities and expenses	817,583	346,446
Payable to joint venture partner (Note 6)	486,002	—
Deferred salaries and costs (Note 11)	—	393,903
Income tax payable (Note 12)	—	9,290
Total Current Liabilities	1,893,394	804,676

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

STOCKHOLDERS’ EQUITY (Notes 8, 9 and 10)
Common stock, $0.01 par value; 300,000,000 shares authorized, 105,683,362 and 48,834,429 shares issued and outstanding, respectively	1,056,833	488,344
Additional paid-in capital	97,370,118	55,144,214
Deficit accumulated during exploration stage	(57,719,857)	(51,917,015)
Other comprehensive income	2,052,326	2,521,596
Total Stockholders’ Equity	42,759,420	6,237,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,652,814	$7,041,815

The accompanying notes are an integral part of these consolidated financial statements. 2

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,			Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2010		2009	2010	2009	2010

REVENUES	$—		$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,065,193		297,815	2,906,056	1,096,203	19,830,554
Depreciation and asset write-off	56,621		43,637	151,585	132,312	1,027,481
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,121,814		341,452	3,057,641	1,228,515	20,858,035

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and payroll expenses	919,545		323,649	1,452,406	1,163,012	14,835,132
Office and administrative expenses	111,479		76,406	333,377	212,371	3,047,965
Professional services	408,134		122,946	1,148,322	551,596	12,190,323
Directors fees	104,316		63,097	221,082	231,135	3,382,833
Provision for uncollectible value-added taxes	59,361		—	211,410	—	487,928
Depreciation	2,666		4,388	12,007	16,014	232,327
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,605,501		590,486	3,378,604	2,174,128	34,176,508

LOSS FROM OPERATIONS	(3,727,315)		(931,938)	(6,436,245)	(3,402,643)	(55,034,543)

OTHER INCOME (EXPENSES)
Interest and investment income	32,350		186	39,689	1,363	877,098
Foreign currency transaction gain (loss)	(766,193)		763,554	580,632	(516,475)	(3,272,342)
Miscellaneous ore sales, net of expenses	—		—	—		—
Miscellaneous income	4,764		—	4,764		(67,873)
Interest and financing expense	—		—	—		—
TOTAL OTHER INCOME (EXPENSE)	(729,079)		763,740	625,085	(515,112)	(2,463,117)

LOSS BEFORE INCOME TAXES	(4,456,394)		(168,198)	(5,811,160)	(3,917,755)	(57,497,660)

INCOME TAXES	5,728		8,964	(8,318)	(439)	96,107

NET LOSS	$(4,462,122)		$(177,162)	$(5,802,842)	$(3,917,316)	$(57,593,767)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	535,243		(566,461)	(469,270)	351,993	2,052,326

COMPREHENSIVE LOSS	$(3,926,879)		$(743,623)	$(6,272,112)	$(3,565,323)	$(55,541,441)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$	*	$(0.08)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,221,121		40,855,922	73,206,577	40,110,549

* Less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements. 3

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,802,842)	$(3,917,316)	$(57,593,767)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	173,272	148,279	1,271,924
Provision for uncollectible value-added taxes	209,284	—	484,416
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(567,626)	477,531	3,439,537
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Options issued for compensation	57,312	578,616	7,144,522
Common stock issued for directors fees	95,832	28,836	693,276
Options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,978,243
(Increase) decrease in, net of merger transaction:
Value added tax receivable	(480,389)	(147,648)	(1,590,421)
Other receivables	20,295	16,385	(4,252)
Prepaid income taxes and expenses	(270,493)	594	(401,612)
Deposits	(2,593)	—	(2,593)
Increase (decrease) in, net of merger transaction:
Accounts payable	283,026	(49,567)	338,028
Income tax payable	(9,527)	(15,643)	2,906
Accrued liabilities and expenses	456,343	67,308	836,988
Deferred salaries and costs	(393,903)	257,394	—
Payable to joint venture partner	470,294	—	470,294
Other liabilities	—	991	7,649
Net cash used by operating activities	(5,761,715)	(2,554,240)	(37,382,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 4)	2,618,548	—	2,618,548
Equipment purchases	(483,460)	(4,136)	(2,807,648)
Proceeds from sale of assets	8,900		8,900
Acquisition of mining concessions	(372,815)	—	(5,004,852)
Net cash provided by (used by) investing activities	1,771,173	(4,136)	(5,185,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	14,951,516	1,189,010	49,653,710
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of warrants	953,595	—	5,650,942
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	15,905,111	1,189,010	56,268,759

Effect of exchange rates on cash	(62,399)	20,817	(365,713)

Net increase (decrease) in cash and cash equivalents	11,852,170	(1,348,549)	13,335,113
Cash and cash equivalents beginning of period	1,482,943	2,228,778	—

Cash and cash equivalents end of period	$13,335,113	$880,229	$13,335,113

The accompanying notes are an integral part of these consolidated financial statements. 4

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$27,026	$10,374	$116,960
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$24,840,886	$—	$24,840,886
Warrants issued in merger with Dome	$1,895,252	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,220

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiary, Dome Ventures SARL Gabon, as well as its 99.99%-owned subsidiary incorporated in Nigeria, Dome Minerals Nigeria Limited. Dome conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon. We have included the financial results of Dome and its subsidiaries in our consolidated statement of operations effective April 16, 2010.

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

On April 16, 2010, the Company successfully closed the Dome merger transaction and special warrant offering resulting in an increase in cash and cash equivalents of approximately $14,580,000.  The increase in cash and cash equivalents has improved the Company’s working capital and management believes the Company has sufficient working capital to operate over the next 12 months.  Accordingly, management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

NOTE 2 – BASIS OF PRESENTATION (continued)

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.  Operating results for the nine-months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Concentration of Risk

The Company maintains its domestic cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Although cash deposits held in domestic financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000, certain bank accounts held by the Company exceed these federally insured limits. As of July 31, 2010, the Company’s domestic cash and cash equivalent balances included $12,454,797 which was not federally insured. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico, Canada, and Gabon.  These accounts are denominated in the local currency and are considered uninsured.  As of July 31, 2010 and October 31, 2009, the U.S. dollar equivalent balance for these accounts was $630,316 and $38,851, respectively.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were stock options and warrants in the aggregate of 17,048,238 shares and 21,430,207 shares outstanding at July 31, 2010 and 2009, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to July 31, 2010 to ensure that such events have been properly reflected in these consolidated financial statements. See Note 14 for subsequent events.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the nine months ended July 31, 2010 and 2009 were $2,906,056 and $1,096,203, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $19,830,554.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.

Foreign Operations

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  The following table details foreign assets included in the accompanying balance sheet at July 31, 2010:

	Mexico	Gabon
Cash and cash equivalents	$237,612	$365,737
Other receivables	15,567	—
Prepaid expenses	203,244	181,038
Mining concessions	4,203,715	4,496,915
Office & mining equipment, net	1,339,473	42,349
Value-added tax receivable, net	910,151	133,243
Other assets	—	6,729
	$6,909,762	$5,226,011

Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from governmental authorities on goods and services purchased by its Mexican and Gabonese subsidiaries.  As of July 31, 2010, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $802,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  IVA tax returns for approximately $649,000 of IVA taxes paid to vendors for goods and services purchased in 2009 and 2010 have not yet been filed, but are recorded as receivable as amounts are still recoverable.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During 2010, management continues to aggressively pursue collection of these IVA taxes.  The Company has changed its fiscal reporting jurisdiction to a larger municipality and has hired a new IVA tax consultant in an effort to collect these tax receivables.  Due to the continued uncertainty as to ultimate collection of the IVA tax receivable, management evaluated the IVA tax receivable at July 31, 2010 and increased the allowance for uncollectible taxes to 6.3 million pesos or $492,676.  The Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of July 31, 2010.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than nine months, but not exceeding twelve months.   As of July 31, 2010, the Company did not own any marketable securities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company measures certain assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs a fair value hierarchy has been established, which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of July 31, 2010 and October 31, 2009, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable, payable to joint venture partner, and income tax payable, approximate fair value at July 31, 2010 and October 31, 2009 due to the short maturities of these financial instruments.

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

Property Concessions

Costs of acquiring property concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the property concessions and leases are expensed as incurred. When a property concession reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date, no concessions have reached production stage.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the quarter ended July 31, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the Dome transaction.  The Company will perform its annual impairment test of goodwill during the quarter ended April 30, 2011.

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

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations and cash flows for the nine months ended July 31, 2010 due to the acquisition of Dome.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued ASU No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company does not expect that the adoption of ASU No. 2010-06 will have a material effect on its financial position, results of operations or cash flows.

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

The expected volatility of Metalline’s stock price is based on the average historical volatility which is based on daily observations and duration consistent with the expected life assumption and implied volatility.  The average contractual term of the warrants is based on the remaining contractual exercise term of each warrant.  The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the warrants.

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

NOTE 4 – MERGER WITH DOME VENTURES (continued)

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company’s management allocated the acquisition cost to the assets acquired and liabilities assumed based on the estimated fair value of Dome’s tangible and identifiable assets and liabilities.  The amount allocated to the property concessions was based on a valuation report prepared by a third party appraisal firm.  The allocation is not considered final as of the date of this report as management is still reviewing certain of the underlying assumptions and calculations used in the allocation relating primarily to the current assets and liabilities of Dome that were acquired.  However, the Company believes the final purchase price allocation will not be materially different than presented herein

During the nine months ended July 31, 2010, the Company incurred merger related transaction costs consisting primarily of legal and accounting fees of $260,672.  These costs are included in professional fees on the consolidated statement of operations.

Actual and Pro-forma Impact of the Merger

Dome’s net loss of $56,806 and $92,040 for the three months ended July 31, 2010 and for period from the Merger Date through July 31, 2010, respectively are included in the Company’s consolidated statement of operations for the three and nine months ended July 31, 2010.  The net loss for Dome represents a net loss per share of less than $0.01 per share for the Company during the three and nine months ended July 31, 2010.

The following table presents supplemental pro forma information as if the Merger had occurred on November 1, 2009 for the three and nine months ended July 31, 2010 and November 1, 2008 for the three and nine months ended July 31, 2009. As such, all periods presented include merger related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net loss would have been had the Company completed the Merger on November 1, 2009, or November 1, 2008. In addition, the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009		2010	2009
Revenues	$—		$—	$—
Net loss	(195,000)		(6,909,000)	(5,664,000)
Loss per share	$	*	$(0.07)	$(0.06)
      *Less than $0.01 per share

2010 Pro forma Results – Nine Months Ended July 31, 2010

The 2010 pro forma results were calculated by combining the results of Metalline with the stand-alone historical results of Dome for the six months ended March 31, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred had the acquisition commenced on November 1, 2009:

•	Record additional depreciation of $15,000 for estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminate historical compensation costs for Dome officers/directors incurred during the period and record additional director’s fees for the chairman and two additional independent directors added in conjunction with the merger.

2009 Pro forma Results - Three and Nine Months Ended July 31, 2009

The 2009 pro forma results were calculated by combining the historical financial results of Metalline with the stand-alone historical results of Dome for the three and nine months ended July 31, 2009. Additionally, the following adjustments

NOTE 4 – MERGER WITH DOME VENTURES (continued)

were made to account for certain costs that would have been incurred had the acquisition commenced on November 1, 2008:

•
Recorded additional depreciation of $7,000 and $21,000 for three and nine months ended July 31, 2009 for estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminated historical compensation costs for Dome officers/directors incurred during the period and record additional directors’ fees for the chairman and two additional independent directors added in conjunction with the merger.

•	Added $8,000 and $642,000 of transaction costs that were incurred to consummate the merger during the three and nine months ended July 31, 2010, respectively.

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

During the nine months ended July 31, 2010, the Company entered into agreements with several Mexican individuals to acquire seven mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 3 to 5 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as mining concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.  As of July 31, 2010, the Company has capitalized $385,000 of payments pursuant to these option purchase agreements.

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

As discussed in Note 6, two of Dome’s licenses, Ndjole and Mevang, are subject to a joint venture agreement with AngloGold, whereby AngloGold has a right to earn certain interests in these licenses.  Dome also has a joint venture interest in the Ogooue license that is owned by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company, through Dome, is looking for a joint venture partner on this license.

The exploration licenses are valid for three years and are renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term. Dome may apply for a mining license at any time during these periods.  As of July 31, 2010, one United States dollar approximates 515 CFA francs.

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.  As of July 31, 2010, AngloGold has paid approximately $1,793,000 of exploration costs pursuant to the provision above.

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

Dome is operating the exploration program on behalf of AngloGold and receives funds from time-to-time to continue the joint venture operations in Gabon. As at July 31, 2010 Dome had a balance of $486,002 received from Anglo for ongoing exploration costs. These funds are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.

As mutually agreed by both Dome and AngloGold, effective August 21, 2010 AngloGold assumed the role of project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.

NOTE 7 - EQUIPMENT

The following is a summary of the Company's property and equipment at July 31, 2010 and October 31, 2009, respectively:

	July 31,	October 31,
	2010	2009
Mining equipment	$1,590,438	$1,209,471
Well equipment	40,654	31,239
Communication equipment	7,514	7,288
Buildings and structures	190,636	139,679
Vehicles	190,541	114,369
Computer equipment and software	172,934	160,629
Office equipment	37,414	10,238
Assets under construction	—	12,479
	2,230,131	1,685,392
Less: Accumulated depreciation	(833,784)	(679,659)
	$1,396,347	$1,005,733

Depreciation expense for the nine months ended July 31, 2010 and 2009 was $158,828 and $148,326 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

During nine months ended July 31, 2010, the Company issued 2,308,281 shares of common stock upon the exercise of warrants at an average cash consideration of $0.41 per share and issued 118,800 shares of common stock at an average market price of $0.81 per share to its independent directors for services provided.  In addition, during the nine months ended July 31, 2010, options to acquire 353,250 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 197,269 shares without payment of the exercised price and the remaining options for 155,981 shares were cancelled.

NOTE 8 - COMMON STOCK (continued)

A summary of the common stock and additional paid in capital activity for the nine months ended July 31, 2010 is as follows:

	Common Shares Issued	Common Share Amount	Additional Paid-In Capital	Total Capital

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$55,632,558

Common stock issued in private placement at average price of $0.46 per share	6,500,000	65,000	2,925,000	2,990,000
Common stock issued in special warrant offering at average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	11,961,516
Common stock issued for Dome merger consideration at $1.26 per share	19,714,989	197,150	24,643,736	24,840,886
Common stock issued for exercise of warrants at an average price of $0.41 per share	2,308,281	23,082	930,513	953,595
Common stock issued for exercise of stock options at an average price of $0.34 per share	197,269	1,973	(1,973)	—
Common stock issued for directors fees at an average price of $0.81 per share	118,800	1,188	94,644	95,832
Warrants issued for replacement of Dome warrants at merger	—	—	1,895,252	1,895,252
Stock based compensation for options	—	—	57,312	57,312

Balance, July 31, 2010	105,683,362	$1,056,833	$97,370,118	$98,426,951

During the nine months ended July 31, 2009, the Company completed a private placement of 4,756,040 units at $0.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant is exercisable at $0.50 per share and has a term of 3 years.  Net proceeds from these placements were $1,189,010.  The Company also issued 97,200 shares of common stock at an average market price of $0.30 per share to its independent directors for services provided during the nine months ended July 31, 2009.

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

NOTE 9 - STOCK OPTIONS

The Company has three existing qualified stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan’) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  Under the 2010 Stock Option and Stock Bonus Plan (the ”2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses.  As of July 31, 2010, the Company has obtained approval from NYSE Amex to issue up to 10,300,000 shares under the 2010 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and have a contractual term of 5 to 10 years.  Prior to October 31, 2006, most stock option grants were immediately vested at date of grant.  Subsequent grants have typically been issued with a graded vesting schedule over approximately 2 to 3 years.  Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan).  New shares are issued upon exercise of stock options.

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

During the nine months ended July 31, 2010, options to acquire 197,269 shares of common stock were exercised by way of a cashless exercise at an average exercise price of $0.34 per share.  The options had an intrinsic value of $84,827 at the time of exercise.  No options were granted during the nine months ended July 31, 2010.

During the nine months ended July 31, 2009, the Company granted options to acquire 705,619 shares of common stock with a weighted-average grant-date fair value of $0.25.  No options were exercised during 2009.

The following is a summary of stock option activity for the nine months ended July 31, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	5,005,623	$2.27
Granted	--	--
Exercised	(197,269)	0.34
Forfeited or Expired	(355,981)	1.36
Outstanding at July 31, 2010	4,452,373	$2.43	6.29	$158,566

Vested or Expected to Vest at July 31, 2010	4,452,373	$2.43	6.29	$158,566
Exercisable at July 31, 2010	4,385,705	$2.43	6.27	$158,566

The Company recognized stock-based compensation costs for stock options of $57,312 and $578,616 for the nine months ended July 31, 2010 and 2009, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 9 - STOCK OPTIONS (continued)

Summarized information about stock options outstanding and exercisable at July 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	352,369	8.54	$0.34	352,369	$0.34
1.32	100,000	0.18	1.32	100,000	1.32
2.18 - 2.85	3,750,004	6.20	2.53	3,683,336	2.53
4.30	250,000	6,89	4.30	250,000	4.30
$0.34 - 4.30	4,452,373	6.29	$2.43	4,385,705	$2.43

A summary of the nonvested shares as of July 31, 2010, and changes during the nine months ended July 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2009	266,670	$1.69
Granted	—	—
Vested	(200,002)	1.67
Forfeited	—	—
Nonvested at July 31, 2010	66,668	$1.73

As of July 31, 2010, there was $16,259 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.42 years.

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

NOTE 10 – WARRANTS (continued)

A summary of warrant activity for the nine months ended July 31, 2010 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2009	12,979,090	$1.23
Issued with private placement	3,250,000	0.57
Issued in merger with Dome	2,228,281	0.41
Exercised	(2,308,281)	0.41
Forfeited or expired	(3,553,225)	0.69
Outstanding at July 31, 2010	12,595,865	$1.22	0.84	$784,633
Exercisable at July 31, 2010	12,595,865	$1.22	0.84	$784,633

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

In connection with the Merger, the Company issued 2,228,281 warrants with an exercise price of $0.41 to replace all of the outstanding warrants of Dome at the time of the Merger.  As detailed in Note 4, the fair value of the warrants using the Black-Scholes valuation model was $1,895,252. All of these warrants were subsequently exercised in June 2010. The warrants had an intrinsic value of $631,669 at time of exercise.

During the nine months ended July 31, 2010, warrants to acquire 80,000 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $54,800 at time of exercise.

Summarized information about warrants outstanding and exercisable at July 31, 2010 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $0.50	2,655,976	1.98	$0.49	2,655,976	$0.49
$1.25	8,981,944	0.48	1.25	8,981,944	1.25
$2.00 - $2.42	457,945	0.68	2.38	457,945	2.38
$3.40	500,000	1.43	3.40	500,000	3.40
$0.34 - $3.40	12,595,865	0.84	$1.22	12,595,865	$1.22

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

Employment Agreements

The Company previously entered into executive employment agreements with four of its executive officers.  The employment agreements have (or had) a term through January 1, 2011, and provide for an automatic extension of a one year term unless the agreement(s) was otherwise terminated. The employment agreements also provide for severance payments under certain circumstances, including if the agreements are terminated or not renewed for the calendar year following a change in control event. The employment agreements were entered into with Merlin Bingham (the Company’s former President), Roger Kolvoord (the Company’s former Executive Vice President), Robert Devers (Chief Financial Officer), and Terry Brown (Vice President – Operations), and provide (or provided) for an annual base salary of $247,000, $224,000, $165,000 and $150,000, respectively.

Effective July 1, 2010, Merlin Bingham ceased serving as the Company’s President and Chief Executive Officer.  Effective July 31, 2010 Roger Kolvoord ceased serving as the Company’s Executive Vice President.  On August 3, 2010, the Company entered into a Severance Agreement with each of Mr. Bingham and Mr. Kolvoord.  Pursuant to the termination and change in control provisions set forth in their employment agreements, Mr Bingham and Mr. Kolvoord were paid lump sum severance amounts of $349,916 and $317,333, respectively.  Accordingly, the Company has accrued $676,924 of severance and payroll tax costs and included them in accrued liabilities on the Company’s consolidated balance sheet as of July 31, 2010.  In connection with his severance agreement Mr. Bingham and the Company agreed that his employment agreement was terminated effective as of July 1, 2010.  In connection with his severance agreement Mr. Kolvoord and the Company agreed that his employment agreement was terminated effective as of August 1, 2010.

Effective July 1, 2010, Greg Hahn was appointed as the Company’s interim President and Chief Executive Officer.  Mr. Hahn agreed to serve as the interim Chief Executive Officer and President for up to six months as the Company continues to search for a person to permanently fill those positions.  Initially Mr. Hahn was compensated at the rate of $12,000 per month while serving as an executive officer, however effective September 1, 2010 his compensation was increased to $18,000 due to the increased time demands imposed on Mr. Hahn.  On August 4, 2010 (although effective as of July 1, 2010), the Company entered into a consulting agreement with an entity controlled by Mr. Hahn, that sets forth the terms by which Mr. Hahn is serving as the Company’s interim President and Chief Executive Officer.   The agreement provides that Mr. Hahn will devote approximately half of his business related time to the Company and be entitled to the monthly compensation for a minimum of three months even if the Company appoints another person to permanently serve as its Chief Executive Officer and/or President prior to September 30, 2010.  Effective September 1, 2010 the agreement was amended to provide that Mr. Hahn will devote approximately 75% of his business related time to the Company (which resulted in the increase in his compensation). Mr. Hahn is subject to standard confidentiality and non-competition restrictions that are commonly required of executive level persons.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration, that provides for a base salary of $650 per day (or approximately $156,000 annually) and potential bonus of $150 per day if certain performance targets are met.  Mr. Barry’s employment agreement contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement is effective September 1, 2010.

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

The Company’s provision for income taxes for the nine months ended July 31, 2010 consisted of a tax credit of $8,318 related to a provision to return true-up for foreign income taxes for Contratistas for the calendar year ended December 31, 2009.  The Company’s provision for income taxes for the nine months ended July 31, 2009 consists tax credit of $439 for a provision to return true-up for Contratistas for 2008 foreign income taxes.  There was no federal or state income tax provision for the nine months ended July 31, 2010 and 2009.

NOTE 12 – INCOME TAXES (continued)

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

Net Operating Loss Carryforward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carryforward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations.

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

The Company did not have any unrecognized tax benefits or changes in unrecognized tax benefits during the nine month period ended July 31, 2010 and accordingly no reconciliation of the beginning and ending amount of unrecognized tax benefits is presented. The Company does not have any unrecognized tax benefits as of July 31, 2010 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	1993 and all following years
Mexico:	1997 and all following years
Canada:	1999 and all following years
Gabon, Africa:	2008 and all following years

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

Geographic information is approximately as follows:

	July 31, 2010	October 31, 2009
Identifiable assets
Mexico	$6,910,000	$5,566,000
Canada	27,000	—
Gabon, Africa	5,226,000	—
United States	12,751,000	1,476,000
	$24,914,000	$7,042,000

	For the three months ended July 31,		For the nine months ended July 31,		November 8, 1993 (Inception) To July 31,
	2010	2009	2010	2009	2010
Net income (loss) for the period
Mexico	$(2,929,000)	$413,000	$(2,625,000)	$(1,866,000)	$(20,545,000)
Canada	(28,000)	—	(39,000)	—	(39,000)
Gabon, Africa	(28,000)	—	(54,000)	—	(54,000)
United States	(1,477,000)	(590,000)	(3,085,000)	(2,051,000)	(36,956,000)
	$(4,462,000)	$(177,000)	$(5,803,000)	$(3,917,000)	$(57,594,000)

NOTE 14 – SUBSEQUENT EVENTS

On August 23 2010, the Company implemented a new compensation structure for its independent directors pursuant to a recently completed independent compensation report prepared for the Company.  Effective August 1, 2010, the Board of Directors approved a reduction in the quarterly director fees from $9,000 per quarter to $5,000 per quarter and eliminated quarterly stock grants of 10,800 shares per quarter in favor of issuing certain discretionary stock options. As further outlined in the compensation report, the Board of Directors granted stock options to purchase 200,000 shares of common stock under the 2010 Stock Option Plan to each of its independent directors of the Company with an exercise price of $0.72 and an expiration date of five years. The options vested 50% on the date of grant and the remaining 50% vest on August 23, 2011.  The Board also granted options to acquire 600,000 shares to Chairman Brian Edgar, 200,000 shares to Merlin Bingham, and 200,000 shares to Greg Hahn (none of whom is currently considered independent) with identical vesting, pricing and terms. Officers of the Company, including the recently hired Vice President Exploration, received option grants aggregating 1,400,000 shares of common stock with an exercise price of $0.72 and an expiration date of five years. Stock options granted to the Interim President and CEO to purchase 200,000 shares vested immediately and the remaining options vest 1/3 on the date of grant, 1/3 on August 23, 2011, and 1/3 on August 23, 2012.

On August 26, 2010, the Company closed a private placement and issued a total of 200,000 units. Each unit consisted of one share of common stock and one warrant. The units were issued at $0.60 per unit, which was the closing sales price of the Company's common stock on the date the private placement was initiated. The Company received aggregate gross proceeds of $120,000 through the issuance of the units. Each warrant is exercisable to purchase one share of common stock at $0.70 for a one year term.

On August 30, 2010, options to acquire 34,931 shares of the Company’s common stock were exercised by way of a cashless exercise provision of the Plan whereby the recipient elected to receive 18,436 shares without payment of the exercise price, and the remaining options for 16,495 shares were cancelled.

NOTE 14 – SUBSEQUENT EVENTS

On September 7, 2010, the Board of Directors granted stock options to purchase 295,000 shares of common stock under the 2010 Stock Option Plan to the key employees of the Company with an exercise price of $0.72 and an expiration date of five years. The options vest 1/3 on the date of grant, 1/3 on September 7, 2011, and 1/3 on September 7, 2012.

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

Forward-looking statements also typically include words such as “expects”, “anticipates”, “targets”, “goals” “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of commodity prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance, and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless, and until, a feasibility study is completed for the concessions showing proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company.  See “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

Business Overview

Metalline, incorporated in Nevada is an exploration stage company, engaged in the business of mineral exploration.  The Company currently owns several concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”).  The Company’s primary objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”).  The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

On April 16, 2010, the Company completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became a wholly owned subsidiary of the Company.  Dome holds three exploration licenses in Gabon, West Africa covering approximately 6,000 square kilometers and recently entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company is currently looking for joint venture partners for this license.  Operations in Gabon are conducted by Dome’s subsidiary Dome Ventures SARL Gabon.

Current Developments

Sierra Mojada Project

Following the successful closing of the merger transaction with Dome on April 16, 2010, the Company moved forward with its 2010 budget plan for the Sierra Mojada project, which calls for an aggressive exploration drilling program on the silver mineralization located north of the Sierra Mojada fault.  Approximately 44,000 meters of drilling were originally planned for calendar 2010, of which over 10,000 meters were drilled as of the end of July. Initially the drilling program included three company-owned diamond drills, three contract drills, and a recently purchased company-owned reversed circulation drill.

Core recovery from drilling in May and June was significantly lower than expected.  As a result, the Company made several changes and adjustments during June and July.  The Company released two contractor drill rigs in June for performance reasons and parked two company-owned diamond drill rigs in July for mechanical and performance issues.  The Company also started utilizing HQ sized equipment and triple tube core barrels to improve recovery. Use of the larger diameter equipment and more sensitive core barrel greatly improved core recovery, especially in loose, friable and often higher grade material. Re-drilling with the larger diameter HQ sized equipment and utilization of triple tube core barrels has returned recovery of +85% in ten holes where previously recovery averaged only 59% from NQ-sized equipment. Accordingly, the Company has decided to re-drill several previously completed holes within the resource that reported less than 75% recovery.

The Company plans to complete another 10,000 meters of drilling through the end of calendar 2010.  Phase 1 drilling covers the resource from 629600E to 631500E, where the resource is covered by a thin veneer of alluvium.  Drilling is being completed on a 100 meter x 40 meter grid spacing for resource calculation purposes.  This resource has been identified and intercepted by drill holes from Section 629600E all the way to Section 632500E, covering a total strike length of roughly three kilometers.  It remains open beyond the east end of this trend. Upon completion of the Phase 1 drilling program, Phase 2 drilling of this resource will commence on 100 meter x 40 meter grid spacing between Sections 631500E and 632700E.

In a press release dated September 2, 2010, the Company announced drilling results from two sections that we refer to as “bookend” sections for the Phase 1 drilling program. These sections were derived from recently received commercial assay results from drill samples in 2009 and 2010. Section 631500E included five drill holes with an average length of 26.5 meters at 156 grams per tonne (“gpt”) silver and 2.40% zinc.  The other bookend section 629800E included five drill holes with an average length of 45.4 meters at 56.3 gpt silver and 2.18% zinc.  Individual assay intervals for these drill holes ranged from 0.1 meter to 1 meter in length and a cutoff grade of 30 gpt silver or 1% zinc external was used.

These intercepts approximate true width intercepts and are contained in partially dolomitized limestone beneath a late Cretaceous or Tertiary erosional surface and Quaternary alluvium.  They are entirely oxidized and represent a near-surface open pitable resource. Results reported above are from two completed drill sections located 1,700 meters apart. Graphic presentation of the drill intercepts on these two sections can be accessed on the Company’s website at: www.metallinemining.com/downloads/Sections_631500E_629800E.pdf.

In July 2010, the Company began surface mapping Sections 630400-630600E where the shallow silver-zinc zone comes to the surface.  Surface geologic mapping reveals the presence of multiple styles of mineralized breccias trending northeasterly within the overall east-west trending mineralized zone. These surface breccias correlate well with the general location of old workings at depth and provide a further guide to understanding the distribution of grade within the deposit. Elsewhere the resource is covered by alluvium.

In July 2010, the Company commenced drilling and blasting of a metallurgical trench for bulk sampling purposes and metallurgical testing across a portion of the shallow silver-zinc zone where it comes to surface on Section 630600E.  A comprehensive request for proposal has been sent to five selected metallurgical labs for proposals to undertake a metallurgical testing program.  Testing on bulk samples from the metallurgical trench is expected to start in September 2010.

During the quarter ended July 31, 2010, the Company also completed the shipment to ALS Chemex of approximately 7,000 samples that were accumulated in 2008 and 2009 when capital resources were limited.  These samples were previously analyzed by the Company's assay lab and exceeded the screen limit of 10 grams per tonne silver and/or 1% zinc.  The Company has started to receive the commercial assay results from these samples and has started to incorporate this data into its resource database.

Also in July 2010, the Company shut down its internal sample preparation laboratory in favor of submitting sawed core directly to ALS Chemex for sample preparation and assaying.  The Company determined that submitting the core directly to ALS Chemex was more cost effective than operating the onsite laboratory.

The Company plans to complete a comprehensive update of the resource model in early 2011. An initial program of metallurgical test work is underway to assess recoveries by various process methods that can be expected from the silver and associated zinc, and lead mineralization. This program will be expanded as a bulk sample from a trench dug on an exposed portion of the deposit becomes available for testing. The results of drilling and metallurgy studies are scheduled to be available for use in a Preliminary Economic Assessment (Scoping Study) beginning early next year.

Management Changes

On July 1, 2010, Merlin Bingham retired as the Company’s Chief Executive Officer and President and was replaced by Greg Hahn who will serve as the Company’s interim Chief Executive Officer and President.  Mr. Hahn will serve for up to six months while the Company continues to search for a person to permanently fill those positions.

On July 31, 2010, Roger Kolvoord retired as the Company’s Executive Vice President.  Mr. Kolvoord’s responsibility for managing the Sierra Mojada Projected will be assumed by Mr. Hahn and Terry Brown, the Company’s Vice President Operations.

Toronto Stock Exchange Listing

On August 26, 2010, the Company received final approval for the listing of its common stock on the Toronto Stock Exchange and started trading under the symbol "MMZ".  The Company's common stock will also continue to trade on the NYSE Amex under the symbol "MMG".  As a result of the merger transaction completed with Dome Ventures Corporation in April 2010, the Company now has a significant number of Canadian shareholders and is optimistic that the dual listing of its common stock on both the Toronto Stock Exchange and the NYSE Amex will provide additional liquidity to the Company’s current and future shareholders, as well as provide increased following and presence in the Canadian investment community.

Gabon Project

In August 2010, the Company and its joint venture partner, AngloGold Ashanti, commenced a 4000m diamond drilling program on the Company’s Ndjole and Mevang Exploration licenses in Gabon, Africa. The drilling program will be conducted under the direction of joint venture partner AngloGold Ashanti and is composed of four drill lines and a combined total of 20 holes up to 200 meters in depth.  This initial drilling program is a follow-up on three large soil grids, each in excess of 10km x 5km in size and over 2,500 samples targeted areas with known mineralization and favorable geology. Results from these grids were then followed up with 4 infill soil grids and targeted geological mapping aimed at better defining the anomalous zones. In testament to the joint venture’s team in Gabon, a total of over 13,000 samples have been taken in steep terrain and dense jungle since the start of the year.

To date, three main coherent gold anomalies above 50 parts per billion (“ppb”) and over 5km in length and up to 1.5km wide and several smaller anomalous zones up to 2km in length and up to 1km wide have been identified. Background gold values in the region are less than 5ppb and results above 20ppb are considered anomalous. Over 25% of the results received to date are above 30ppb with peak values in excess of 5,000ppb in the soils. The anomalies appear to have strong structural controls concentrating along mapped or inferred lithological contacts, structural breaks, and fold hinges. There is also a strong spatial relationship of the gold anomalies to a thick graphitic lithological unit in the area which is thought to represent an ideal lithological trap for mineralizing fluids. Initial prospecting in these anomalous zones has identified a number of gold bearing quartz veins, many of which run between 2 gpt to 5 gpt gold.

Results of Operation

Upon the closing of the Merger on April 16, 2010, Dome became a wholly owned subsidiary of the Company.  The Company’s consolidated balance sheet as of July 31, 2010 includes Dome’s assets and liabilities as of that date. Further, the financial results from Dome from April 16, 2010 through July 31, 2010 are included in the Company’s consolidated statement of operations and statements of cash flows for the three and nine month periods ended July 31, 2010.

Three Months Ended July 31, 2010 and July 31, 2009

For the three months ended July 31, 2010, the Company experienced a consolidated net loss of $4,462,000 or approximately $0.04 per share, compared to a consolidated net loss of $177,000 or less than $0.01 per share during the comparable period last year. The $4,285,000 increase in the consolidated net loss was primarily due to a $1,781,000 increase in exploration and property holding costs, $1,016,000 increased in general and administrative costs, and a $1,530,000 increase in foreign currency translation losses.

Exploration and property holding costs

Exploration and property holding costs increased $1,781,000 or 522% to $2,122,000 for the three months ended July 31, 2010 compared to $341,000 for the same period last year.  This increase was principally due to a significant increase in drilling and exploration activity on the Sierra Mojada properties. Specifically, the Company increased its workforce to approximately 115 employees, hired three contract drillers, and began sending quantities of its sample backlog to ALS Chemex for assaying.  Exploration activities on the Gabon properties (recently acquired in the Dome merger) will continue to be funded by our joint venture partner, AngloGold.

General and Administrative Costs

General and administrative expenses increased $1,016,000 or 172% to $1,606,000 for the three months ended July 31, 2010 as compared to $590,000 for the comparable period last year.  This increase was largely due to an increase in salaries and payroll expenses of $596,000 and an increase of $285,000 in professional fees.

Salaries and payroll expense increased $596,000 or 184% to $920,000 for the three months ended July 31, 2010 as compared to $324,000 for the same period last year.  This increase was primarily due to accrued severance of $677,000 paid to Mr. Bingham and Mr. Kolvoord. This increase was partially mitigated by lower stock based compensation related to stock options which decreased to $10,000 in 2010 as compared to $88,000 during the comparable period in 2009.

Office and administrative expenses increased $35,000 or 46% to $111,000 for the three months ended July 31, 2010 as compared to $76,000 for the same period last year.  Higher travel costs and additional costs associated with the Vancouver office contributed to this increase.

Professional services increased $285,000 or 232% to $408,000 for the three months ended July 31, 2010 as compared to $123,000 for the same period last year.  The increase is mainly due to higher engineering and professional fees on the Sierra Mojada properties.  In addition, legal and accounting fees were higher due to the Dome merger transaction and application for listing on the Toronto Stock Exchange.

Directors’ fees increased $41,000 or 65% to $104,000 for the three months ended July 31, 2010 as compared to $63,000 for the same period last year. The increase was attributable to the cash compensation and shares issued to the two new independent directors, who were both added to the Board of Directors in conjunction with the Merger. This increase was partially mitigated by lower stock based compensation for shares granted to independent directors.

During the quarter ended July 31, 2010, the Company recorded an additional provision of $59,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.

Other Income (Expense)

For the three months ended July 31, 2010, the Company recorded a foreign currency exchange loss of $766,000 as compared to a $764,000 foreign currency gain for the comparable period last year.  During the three months ended July 31, 2010, the Mexican Peso to U.S. dollar exchange rate increased from 12.28 pesos per USD to 12.70 pesos per USD resulting in a loss of $766,000 whereas in 2009 the Mexican Peso to U.S. dollar exchange rate decreased from 13.76 to 13.26 resulting in a gain of $764,000.  As of July 31, 2009, the Company has a $25 million dollar intercompany receivable from Minera that is subject to exchange rate fluctuations.

Interest income was $32,000 higher in 2010 as compared to 2009 due to the increase in cash and cash equivalents from the special warrant offering and the closing of the Dome merger transaction.

Nine months Ended July 31, 2010 and July 31, 2009

For the nine months ended July 31, 2010, the Company experienced a consolidated net loss of $5,803,000 or $0.08 per share, compared to a consolidated net loss of $3,917,000 or $0.10 per share during the comparable period last year.  The $1,886,000 increase in consolidated net loss is primarily due to increased exploration and property holding costs of $1,830,000, and increased general and administrative expenses of $1,205,000.  Mitigating these increased expenses was a $1,097,000 change in foreign currency translation gain (loss).

Exploration and property holding costs

Exploration and property holding costs increased $1,830,000 or 149% to $3,058,000 for the nine months ended July 31, 2010 compared to $1,229,000 for the comparable period last year.  This increase was principally due to a significant increase in drilling and exploration activity on the Sierra Mojada properties during fiscal 2010. Specifically, the Company increased its exploration drilling activities and began sending quantities of its sample backlog to ALS Chemex for assaying.  The increase in drilling and exploration activities in large part began upon the successful closing of the private placement in December 2009 and increased further upon the closing of the Dome merger transaction on April 16, 2010.

General and Administrative Costs

General and administrative expenses increased $1,205,000 or 55% to $3,379,000 for the nine months ended July 31, 2010 as compared to $2,174,000 for the same period last year. Increased salaries and payroll expenses, higher professional fees, and the increased provision for uncollectible value-added taxes for the 2010 period were partially offset by lower stock based compensation from stock options. Stock based compensation for options account for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below.

Salaries and payroll expense increased $289,000 or 25% to $1,452,000 for the nine months ended July 31, 2010 as compared to $1,163,000 for the same period in 2009. This increase was primarily due to $677,000 of accrued severance paid to former officers of the Company. This one-time expense was offset by lower stock based compensation, which decreased to $57,000 in 2010 as compared to $457,000 during the comparable period in 2009.

Office and administrative expenses increased $121,000 or 57% to $333,000 for the nine months ended July 31, 2010 as compared to $212,000 for the comparable period last year.  This increase was due to higher travel costs and shareholder relation costs due to the associated shareholder meeting and proxy statement for the Dome merger.

Professional services increased $597,000 or 108% to $1,148,000 for the nine months ended July 31, 2010 as compared to $552,000 for the comparable period last year. The increase was due to higher legal and accounting costs related to the Dome Merger and higher engineering costs related to work on the resource model at Sierra Mojada.  Legal costs in the comparable period in 2009 included $125,000 of legal costs related to the Mineros Nortenos lawsuit (which was settled in early November 2009).

Directors’ fees decreased $10,000 or 4% to $221,000 for the nine months ended July 31, 2010 as compared to $231,000 for the comparable period last year. Stock based compensation associated with stock options decreased $122,000 from the comparable period last year and were partially mitigated by a higher average market price of shares granted to independent directors for quarterly services. In addition, two new independent directors were added in April 2010.

Other Income (Expense)

For the nine months ended July 31, 2010, the Company recognized Other Income of $625,000, compared to Other Expense of $515,000 for the comparable period last year.  The $1,140,000 increase in Other Income (Expense) was largely due to a $1,097,000 increase in foreign currency translation gains on intercompany loans to its Mexican subsidiaries.  During the nine months ended July 31, 2010, the Mexican Peso to U.S. dollar exchange rate decreased from 13.09 pesos per USD to 12.70 pesos per USD resulting in a gain of $581,000 whereas the exchange rate increased from 12.90 pesos per USD to 13.25 pesos per USD resulting in a loss of $516,000.  As of July 31, 2009, the Company has a $25 million dollar intercompany receivable from Minera and Contratistas, which is subject to foreign currency translation gains and losses.

Interest income was $38,000 higher in 2010 as compared to 2009 due to recent increase in cash and cash equivalents from the special warrant offering and the closing of the Dome merger transaction.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations which primarily consisted of development and exploration of the Sierra Mojada property.  During the nine months ended July 31, 2010, the Company received $14,952,000 of proceeds from the sale of common stock and acquired $2,619,000 of cash in the merger with Dome Ventures. As a result, cash and cash equivalents increased from $1,483,000 at October 31, 2009 to $13,335,000 at July 31, 2010.

Cash flows used in operations for the nine months ended July 31, 2010 increased to $5,762,000 as compared to $2,554,000 for the comparable period in 2009.  Higher exploration costs at Sierra Mojada and higher general and administrative costs due to the Dome merger were the primary reasons for this increase.  In addition, payment of deferred salaries and costs and increases in prepaid expenses and value tax receivable also contributed to the increase in cash used in operations.  During the nine months ended, July 31, 2010, the Company purchased $483,000 of equipment and spent $373,000 on the acquisition of mining concessions.  Prior year capital spending of 4,000 was significantly lower due to limited working capital.

Capital Resources

As of July 31, 2010, the Company had cash and cash equivalents of $13,335,113 and working capital of $11,873,458 as compared to cash and cash equivalents of $1,482,943 and working capital of $830,692 as of October 31, 2009.   The significant increases in the Company’s liquidity and working capital were the result of the funds raised in the private placement transaction completed in December 2009 and the successful completion of the Dome merger transaction in April 2010.  The closing of the Dome transaction and special warrant offering resulted in an increase in cash and cash equivalents of $14,580,000.  The Company expects to primarily use its current resources to expand exploration activities at Sierra Mojada over the next 2 to 3 years.

Since inception, the Company has primarily relied upon proceeds from private placements of its equity securities and warrant exercises to fund its operations. Although we believe our current financial resources are sufficient to fund the Company’s planned operations over the next 2 to 3 years, we anticipate continuing to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

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

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations or cash flows for the nine months ended July 31, 2010 due to the Dome merger transaction.

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

Foreign Currency Translation

While the Company’s functional currency is the U.S. dollar, the local currency is the functional currency of the Company’s wholly-owned foreign subsidiaries.  The assets and liabilities relating to foreign operations are exposed to exchange rate fluctuations.  Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries are considered to be short-term in nature and accordingly all foreign currency translation gains and losses on intercompany loans are included in the consolidated statement of operations.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of July 31, 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

As of July 31, 2010, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of July 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2009, or included in our quarterly report for the quarter ended April 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

There were no recent sales of unregistered Company equity securities during the third fiscal quarter and as of September 7, 2010 that were not previously reported.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. [RESERVED]

Item 5.  OTHER INFORMATION

Effective September 1, 2010, the Company moved its corporate office from Coeur d’Alene, Idaho to Denver, Colorado.  The Company’s new corporate address is 6400 S. Fiddler’s Green Circle, Suite 950, Greenwood Village, CO 80111.  The Company’s new phone number is 303-796-3020.

Item 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
3.1.1	Articles of Incorporation.	10-SB	10/15/99	3.1

3.1.2	Certificate of Amendment to Articles of Incorporation	10-SB	10/15/99	3.3

3.1.3	Certificate of Amendment to Articles of Incorporation	10-QSB	9/19/06	3.2

3.1.4	Certificate of Amendment to Articles of Incorporation	10-KSB	1/31/07	3.1B

3.1.5	Certificate of Amendment to Articles of Incorporation	8-K	4/15/10	3.1

3.1.6	Bylaws	10-Q	6/14/10	3.1.6

10.1	Consulting agreement with Greg Hahn Consulting LLC	8-K	8/2/10	10.1

10.2	Employment agreement with Mr. Timothy Barry				X

14	Code of Ethics	10-KSB	1/31/07	14

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Dated: September 13, 2010	By	/s/ Gregory Hahn
Gregory Hahn,
President and Principal Executive Officer

Dated: September 13, 2010	By	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting
Officer