Form 10-K
period 2010-10-31
METALLINE MINING CO
filed 2011-01-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY
(Name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Circle, Suite 950
Greenwood Village, CO 80111
(Address of principal executive offices, including zip code)

Registrants’ telephone number: (303) 796-3020

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
Yes ☐ No ☑

As of December 31, 2010, there were 105,951,922 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of April 30, 2010, computed by reference to the closing sales price on that date was $93,119,154.

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

Item 1. BUSINESS

Background and Corporate Structure

Metalline Mining Company (“Metalline” or the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.

On December 4, 2009 the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dome Ventures Corporation (“Dome”) that set forth the terms by which Dome merged with and into a Company subsidiary that resulted in Dome becoming a wholly owned Company subsidiary on April 16, 2010 (the “Merger Transaction”).  Metalline’s shareholders approved the issuance of the Company common stock issued to effect the transaction on April 15, 2010.  To effect the Merger Transaction, Metalline issued 47,724,583 shares of its common stock to Dome’s shareholders.

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

As a result of the Merger Transaction the Company, through Dome, also has interests in Gabon West Africa.  Dome holds three exploration licenses in Gabon, covering approximately 6,000 square kilometers, and in October 2009 entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company is currently looking for joint venture partners for this license.  Operations in Gabon are conducted by Dome’s subsidiary Dome Ventures SARL Gabon.

Historically, the Company’s efforts have been concentrated on the exploration of its properties, principally the Sierra Mojada Property located in Coahuila, Mexico.  Going forward the Company expects that its focus will continue to primarily be on exploring and developing the Sierra Mojada Property.  The Company has not determined whether any of its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

General Development of the Business

Sierra Mojada Project

Since 1997, the Company has been exploring the Sierra Mojada concessions to identify available mineral deposits.  The Company has focused its exploration efforts on two primary mineral types: the Silver Polymetallic Mineralization just north of the Sierra Mojada Fault and the Oxide Zinc Mineralization located south of the Sierra Mojada Fault.

The Company’s initial exploration efforts were focused on the copper, silver, zinc, lead potential in the Silver Polymetallic Mineralization just north of the Sierra Mojada Fault.  In 1999, the Company suspended exploration activities on the Silver Polymetallic Mineralization to evaluate the zinc and silver potential in the Oxide Zinc Mineralization.  A successful feasibility study by AngloGold Corporation on the Skorpion Mine located in Namibia, Africa incorporated the use of the solvent extraction electrowinning (“SXEW”) process which the Company felt could be used effectively to process the potential zinc in the Oxide Zinc Mineralization at Sierra Mojada.

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

During fiscal 2008, the Company completed an initial scoping phase of the feasibility study and developed a preliminary mine plan based upon the Company’s initial zinc resource model.  The preliminary mine plan anticipated using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining.  The preliminary mine plan projected a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17-year mine life.  Shortly after developing the preliminary mine plan, the Company started working with its engineering firms to develop a more detailed mine plan and concentrator plant study.  In May 2008, the Company selected SNC-Lavalin to prepare the detailed concentrator plant study.  While working on the detailed mine plan and concentrator plant studies, the Company contracted with Pincock, Allen, & Holt (“PAH”) to complete a new resource model based upon latest drilling results and a suite of silver analysis that were not available when the previous resource model was developed.

In July 2008, the Company announced that PAH completed a new resource model on the Oxide Zinc Mineralization that more than doubled the estimated amount of zinc present in the deposit.  The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the Oxide Zinc Mineralization.  The new resource model required the Company to take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors.  The Company now believes that open pit mining will be effective on a deposit of this size and geometry and would remove the production rate constraints that are inherent in the underground mining scenario that was previously considered.  The Company has completed a first pass evaluation of open pit mining of the new resource model and has determined that mining and processing rates might be as much as five times greater than the underground mining method.  Open pit mining would likely result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.

Moreover, open pit mining would potentially allow the Company to mine what was previously termed the Silver Polymetallic Mineralization which lies adjacent to the Oxide Zinc Mineralization and on the north side of the east-west Sierra Mojada Fault, as well as silver-zinc mineralization that partially overlies the main oxide zinc zone.  Mining of this silver mineralization by open pit would provide access to the Oxide Zinc Mineralization and reduce the strip ratio (waste to ore mining ratio) required to mine the Zinc Oxide Mineralization. Since August 2008, the Company’s drilling efforts have been primarily directed at infilling and defining the Silver Polymetallic Mineralization in order to bring the data to the quality required for a resource model. All feasibility study engineering work, except for work refining the resource model of the silver-zinc mineralization, is on hold pending collection of the required open pit exploration data and development of an improved resource model.

In fiscal 2009 the Company scaled back its exploration activities and administrative costs to conserve capital while it tried to secure additional sources of capital.  The Company scaled back its drilling activities from five drills operating at two shifts per day to two drills operating at one shift per day.

In September 2009PAH prepared a preliminary draft of an interim resource report for the Company that provided an initial resource estimate and identified any current or potential issues associated with developing a resource estimate in compliance with Canadian National Instrument 43-101 standards. PAH reviewed the Company’s data collection methods, quality control/quality assurance protocols, resource database, and resource estimation models and made recommendations to improve the quality of its resource database.  The resource estimates contained in this report were broken down into the Northside Zone, Red Zinc Zone and the White Zinc Zone.  In January 2010 PAH completed a NI 43-101 compliant resource estimate, addressing all of the issues identified in the September 2009 preliminary draft report, in conjunction with the corporate transaction with Dome.

The PAH work indicated the strong possibility that a large, near-surface body of silver-zinc mineralization continued westward from the vicinity of the San Salvador shaft at the western end of the known Northside zone. The report strongly recommended an intense exploration program in this region.  Much of the Company’s 2009 drilling program had been in the eastern end of this target area.

After closing the Merger Transaction in April 2010, the Company significantly increased its exploration activities at Sierra Mojada and drilled approximately 18,000 meters of core evaluating the shallow silver-zinc zone at the Sierra Mojada Project.  As of January 6, 2010, the Company has reported assay results for a total of 491 drill holes on the shallow silver-zinc resource including approximately 100 holes drilled before 2010. The Company have taken three one-tonne bulk samples for metallurgical testing and have delivered those samples to Mountain States Research and Development Inc., an internationally recognized metallurgical laboratory in Tucson, Arizona that has experience in dealing with oxidized silver and zinc ores, including ores from Mexico.

Once the drilling is completed and all assay data are in hand, the Company plans to turn the data over to an independent engineer who will produce a new resource model for the shallow silver-zinc zone.  The Company anticipates that resource model will be completed near the end of the January 2011 and that the Company will proceed to a Preliminary Economic Assessment of the silver-zinc zone in the second quarter of fiscal 2011.  The Company expects to be able to report on the results of the new silver-zinc resource study near the end of the second fiscal quarter of 2011, and if positive, continue to advance the silver-zinc zone towards future development.

The Silver in the shallow silver-zinc zone is primarily a mixture of acanthite (silver sulfide) and silver halides minerals. The zinc is almost all in the mineral smithsonite (zinc carbonate). These silver and zinc minerals will probably require a different processing plant to recover the contained metals than would be required for the Oxide Zinc Zone.  The Company needs to gain a complete understanding of the size, grade and metallurgical character of this potentially large silver-rich zone in order to evaluate the economic potential of the silver.  Preliminary study of cyanide solubility of the silver, disclosed in a press release dated June 23, 2009, showed that much of the silver is readily soluble in a cyanide leach solution.  More intensive geological, mineralogical, and geochemical studies to better understand the characteristics of the silver mineralization are currently in progress.

Gabon Licenses and Interests

The Company, through its wholly-owned subsidiary Dome, owns three exploration licenses (Ndjole, Mevang, and Mitzic) each covering approximately 2,000 square kilometers in Gabon, Africa.  These concessions are without known reserves and the project is exploratory in nature.

In November 2006, Dome was granted the Mitzic exploration license covering 10,910 square kilometers in Gabon.  In July of 2008, Dome converted three areas of its 12,800 square kilometers Mitzic “prospection” permit into three exploration licenses, the Mitzic license, the Mevang license and the Ndjole license, each covering an area of 2,000 square kilometers.

The Mitzic license, the Mevang license and the Ndjole license allow Dome to explore an aggregate of 6,000 square kilometers approximately 150 km east of Libreville, the capital of Gabon.  Dome may employ sub-surface exploration methods, such as drilling and trial mining to look for potential gold, iron and manganese projects.  These licenses are valid for three years, are transferable and are renewable twice for three year periods.

The "Mitzic", "Mevang", and "Ndjole" exploration licenses take in areas of Archaean basement rocks and Palaeo-Proterozic cover sequences that are believed to be highly prospective for gold, manganese and iron. An extensive stream sampling campaign conducted by the BRGM in the 1970's and 1980's identified numerous stream anomalies within these areas that had never been explored with modern exploration methods due to the dense cover of equatorial rainforest, low population of the country, and the government's previous focus on petroleum and forestry. The Mitzic exploration license takes in a series of Archaean rocks that include greenstone belts and Banded Iron Formations, rocks which are well-known foci of gold mineralisation. It also includes the continental-scale structure, the "Nkol Fracture Zone", splays off which are considered highly prospective environments for gold deposits. The Ndjole and Mevang exploration licenses take in Palaeo-Proterozoic rocks that form part of the Central West African Orogenic Belt, and are strongly deformed and metamorphosed to greenschist facies, making them highly prospective for large "orogenic"-type gold deposits. The Ndjole license also takes in structural disruptions associated with a second continental-scale structure, the "Ikoye-Ikobe Fault."  This area is characterized by extensive artizinal gold workings of which the gold is thought to come from a local primary source.

As further set forth below, two of Dome’s licenses, Ndjole and Mevang, are currently being explored pursuant to a joint venture agreement with AngloGold Ashanti (“AngloGold”). Dome’s third license, the Mitzic license, has iron ore potential and the Company is looking for a joint venture partner on this license.  Additionally, the Dome also has a joint venture interest in the Ogooue license that is owned by AngloGold.

Joint Venture Agreements

In October 2009, Dome and AngloGold, an international gold mining company, entered into a joint venture agreement with respect to two of Dome’s Gabon exploration licenses.  Prior to the signing of the joint venture agreement(s) with AngloGold all of Dome’s field programs were on hold and the licenses were effectively in care and maintenance.  Under the terms of these two joint venture agreements, AngloGold must spend a total of US $6.7 million prior to Dome being required to contribute to the joint ventures.  These joint venture agreements are the Ogooue Joint Venture Agreement and Ndjole and Mevang Joint Venture Agreement.

Effective August 21, 2010 AngloGold assumed the role of project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.  As of October 31, 2010, AngloGold has paid approximately $1.9 million of exploration costs.

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

A 4,000m drill program commenced at the beginning of August 2010 on Dome’s Ndjole and Mevang.  The drilling mainly focuses on two significant gold anomalies in the Ndjole license which are above 50ppb and both in excess of 5km in length. These anomalies were previously identified through mapping and soil sampling in the area and appear to be associated with major lithological contacts and structures in the area.

Ogooue Joint Venture Agreement

AngloGold acquired a reconnaissance license over an area comprising 8,295 square kilometers in Gabon, Africa. This license was acquired by AngloGold for its gold potential. In October 2009, Dome and AngloGold Ashanti entered into a joint venture agreement establishing a joint venture in which AngloGold holds an 80% interest and Dome holds a 20% interest.  Dome played a key role in identifying the ground covered by the licensee and assisting with the application.

AngloGold has agreed to spend a minimum of $100,000 on exploration and will fund the first $3 million of exploration expenditures, after which the parties will contribute on an 80/20 basis.  Should AngloGold not meet its funding obligation, the license will be assigned to Dome.  Joint venture dilution provisions apply and if Dome’s interest in the joint venture is diluted to 5% or less due to lack of contribution to exploration budgets, its interests will be converted to a 2% net smelter return which can be purchased at an appraised value 14 months after commencement of commercial production.

Plan of Operation

Drilling Program to Refine the Silver-Zinc Resource Model

The Company’s operations in 2010 focused on drilling and defining the shallow silver-zinc zone that lies within the Sierra Mojada Fault zone.  A total of approximately 18,000 meters of drilling was completed primarily on this zone in 2010.  This drilling was very successful in defining a near-surface oxide silver-zinc-lead zone of mineralization that is at least three kilometers long, averages about 150 meters wide and about 35 meters thick. It lies beneath shallow cover of about only 20 meters in the western half of the resource area, and plunges shallow to the east where it is buried under about 100 meters of alluvial cover on the eastern half of the resource area.  The entire three kilometer strike length of the resource appears to be amenable to mining by open pit methods.  Assays results from this drilling program that have been received to date have been reported in various press releases, including assay results from previous years’ drilling where appropriate, and generalized cross sections of the mineralized drill intercepts have been posted to the Company’s web site to allow the public to understand the context of the intercepts that have been reported and to gain an understanding of the geometry of the silver-zinc-lead mineral system as defined by drilling.

Some of the drilling in 2010 was also directed towards testing the western extension of what was previously termed the North Side Silver Polymetallic Mineralization which lies north of and adjacent to the above-referenced shallow silver-zinc-lead zone that is associated with the Sierra Mojada Fault.  This drilling was discontinued to focus on the definition of the shallower and thicker oxide silver-zinc-lead mineralization referenced above.

Mapping Underground Workings

Access to the underground workings at the Project was discontinued for health and safety reasons.  Access can be re-established if the Company deems it is necessary for further evaluation of the mineral resources on the property.  For now the decision has been made to discontinue access as we are able to evaluate both the shallow silver-zinc-lead and deeper oxide zinc mineralization adequately from surface drilling with much less exposure to health and safety concerns for our employees and contractors.

Metallurgical Studies

The Company has commenced a 6-month metallurgical scoping study on three one-tonne bulk samples collected from a trench through the shallow silver-zinc-lead zone where it comes to surface, approximately in the middle of the three kilometer length of the mineralization.  The bulk samples were delivered to an internationally recognized metallurgical testing facility in October 2010 and the material has been prepared and test work is now underway. No results from the test work are available as of the date of this filing.

Feasibility Study- Oxide Zinc Mineralization

The feasibility study on the oxide zinc mineralization is on hold pending the results of the evaluation of the adjacent and overlying shallow silver-zinc-lead zone, as it is believed the potential is significant that the development of the silver-zinc-lead zone first will have a material and positive impact on the future development of the oxide zinc mineralization.

Test Mining

The test mining on the oxide zinc mineralization contemplated in 2008 has been suspended in deference to the potential to greatly improve the economics of development of the oxide zinc mineralization by open pit mining instead of underground mining, and by developing the shallow silver-zinc-lead zone first.

Continued Improvement of the Sierra Mojada Infrastructure

The Sierra Mojada project office and camp facilities obtained a major facelift and upgrade in 2010 to improve on the serviceability and utility of the facilities and the safety surrounding activity on the grounds of the facility.

Exploration of Land Position

For the first time in the history of Metalline  a significant emphasis is being placed on exploration of the extensive land holdings the Company has surrounding the known resources discussed above.  Plans for an aggressive exploration program in 2011 across the Property have been in preparation and exploration outside of the known resource areas is anticipated to commence in the first quarter of 2011, based upon the review of old prospects and workings across the property and prioritization of those areas that have the attributes of potentially hosting significant new mineral resources.

Health and Safety and Environment

A Health, Safety, and Environment audit of the Sierra Mojada project site by outside consultants revealed the Project was in need of improved health and safety awareness programs, and facilities.  A significant effort, through use of outside health and safety engineers and professionals, has been undertaken in the fourth quarter 2010 to greatly improve the safety of the facilities, standard work practices and protocols on the site, and first aid facilities and services available in the event of injury or emergency. Since implementing these new safety protocols and awareness programs among employees and contractors the minor accident incident rate on the Project has been reduced significantly, and no lost time accidents or incidents have occurred.

Competition and Mineral Prices

Given the continued increase in the value of silver and other precious minerals, the business of acquiring, developing and/or exploring silver properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for and develop mineral properties.   The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

Government Regulation

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico and Gabon.

Environment Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment. We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Mexico and Gabon could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During fiscal 2010, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

Metalline Mining Company currently has five employees and two outside consultants of which all are full time. Contratistas de Sierra Mojada S.A. de C.V, our wholly-owned operating subsidiary in Mexico currently has 33 full time employees under contract at our Sierra Mojada Project.  Minera Metalin S.A. de C.V., our mineral holding company in Mexico, does not have any employees.  Dome Gabon SARL, our wholly-owned subsidiary in Gabon has approximately 20 full time employees.

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

RISKS RELATED TO OUR BUSINESS:

Exploration Stage Mining Company with No History of Operation

The Company is in its exploration stage, has very limited operating history, and is subject to all the risks inherent in a new business enterprise. For example, to date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company will operate, such as under-capitalization, personnel limitations, and limited revenue sources.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the fiscal years ended October 31, 2010 and 2009 we suffered net losses of $9,405,490 and $4,724,110 respectively. At October 31, 2010 there was stockholders’ equity of $39,526,021 and working capital of $9,071,821. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to continue to explore and then develop the Sierra Mojada concessions.  The Company is not engaged in any revenue producing activities and does not expect to do so in the near future.  Currently the Company’s sources of funding consist of the sale of additional equity securities, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Additionally financing, if available, will likely result in substantial dilution to existing stockholders.

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our board of directors monitor our overall costs and expenses and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration project at our Sierra Mojada mining concessions.  Although the Company raised in excess of $3,000,000 during its 2010 fiscal year, and the Merger Transaction resulted in the Company’s cash and cash equivalent assets increasing by approximately $14,580,000, the continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital.  Additionally, once AngloGold funds its exploration commitment under the joint venture agreements, the Company may require additional capital to further its interests in Gabon.  As a result the Company may need to explore raising additional capital during fiscal 2011 so that it can continue to fully fund its planned operations.  The weak US and global economies combined with instability in global financial and capital markets have impacted the availability of funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Disruptions in the Global Financial and Capital Markets May Impact Our Ability to Obtain Financing.

The global financial and capital markets have experienced on-going volatility and disruption.  Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives.  In the past, the issuance of equity securities has been the major source of capital and liquidity for us.  The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Our Exploration Activities Require Significant Amounts of Capital that May Not Be Recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further our exploration efforts, as well as operating and other costs. The cost of minerals exploration is often uncertain and cost overruns are common. Our drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

No Commercially Mineable Ore Body; Resources and Reserves

No commercially mineable ore body has been delineated on the Company’s properties, nor have any reserves been identified.  The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that show proven and probable reserves.  There can be no assurance that the Company’s concessions will ever contain reserves and investors may lose their entire investment in the Company.

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

Our Business Plan is Highly Speculative and its Success Largely Depends on Mineral Development in the Sierra Mojada Concessions

Although the Company holds exploration licenses in Gabon, Africa, our business plan is focused primarily on developing and operating a mine in the Company’s Sierra Mojada concessions and to identify reserves, as described herein.  Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities.  The Sierra Mojada Project is subject to all of the risks inherent in mineral development (as described in more detail below), operation and revenue uncertainties, market sizes, profitability, market demand, and commodity price fluctuations.  Further, the economic feasibility of any development project is based upon, among other things, estimates of the size and grade of reserves, proximity to infrastructures and other resources (such as water and power), production rates, capital and operating costs, and metals prices.  Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities.  There can be no assurance that we will be successful in overcoming these risks.

The Company Relies on a Third Party to Fund the Exploration and Development of its Interests in Gabon Africa

In October 2009 Dome entered into two joint venture agreements with AngloGold with respect to the development of its Ndjole and Mevang exploration licenses in Gabon Africa. Additionally, Dome entered into a separate joint venture agreement with respect to a license held by a third party - the Ogooue license. Prior to Dome entering into the joint venture agreement with respect to its license, Dome was not engaged in active exploration operations with respect to its Gabon licenses.  The terms of the joint venture agreements require AngloGold to fund the initial (and current) exploration costs of two of the Company’s exploration licenses.  Should AngloGold elect not to fund the exploration commitments under the joint venture agreements, 100% interest in the licenses shall revert to Dome and the joint venture will cease.  Accordingly, the Company may have to temporarily (or permanently) scale back exploration of its Gabon licenses and/or attempt to identify another third party to fund the exploration efforts.  Alternatively, the Company could suspend altogether its exploration activities in Gabon.

Risks Inherent in the Mining Industry

The Company is subject to all of the risks inherent in the minerals exploration and mining industry and including, without limitation, the following:

•	competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;

•	the Company might not be able raise enough money to pay the fees, taxes and perform labor necessary to maintain its concessions in good force;

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

Our results of operations and financial condition are affected in part by currency exchange rates portions of our operating costs in Mexico and Gabon are denominated in the local currency. A weakening U.S. Dollar will have the effect of increasing operating costs while a strengthening U.S. Dollar will have the effect of reducing operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control.

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

Maintaining Mining Concessions in Mexico Impose Various Obligations on the Company

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

Title to Our Mineral Properties May be Challenged

We attempt to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually check the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of October 2010, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

Risks Inherent With Foreign Operations

The Company’s operations are currently conducted primarily in Mexico and it also holds interests in Gabon, and as such the operations of the Company are exposed to various levels of political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, and changing political conditions, currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico and/or Gabon may adversely affect the operations or profitability of the Company. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.  Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

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

Environmental Controls

Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company’s intended activities.  Our exploration operations at the Sierra Mojada Project and in Gabon require compliance with local and federal regulations. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.  In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

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

Availability of Outside Engineers and Consultants

The Company is heavily dependent upon outside engineers and other professionals to complete work on its exploration projects.  The mining industry has experienced significant growth over the last several years and as a result, many engineering and consulting firms have experienced a shortage of qualified engineering personnel.  The Company closely monitors its outside consultants through regular meetings and review of resource allocations and project milestones.  However, the lack of qualified personnel combined with increased mining projects could result in delays in completing work on our exploration projects or result in higher costs to keep personnel focused on our project.

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

Need for Additional Key Personnel; Reliance on Officers and Directors

At the present, the Company employs five full-time employees and two outside consultants in the United States, and relies in large part on the personal efforts of its officers and directors. The success of the Company’s proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

 Recent Changes in Our Senior Management May Result in a Disruption of Operations or Have Adverse Impacts on our Business.

After completing the Merger Transaction in April 2010, the Company has significantly reorganized its management team.  In July 2010, Merlin Bingham ceased serving as the Company’s President and Chief Executive Officer and soon thereafter Roger Kolvoord ceased serving as the Company’s Executive Vice President.  Messrs. Bingham and Kolvoord have been actively involved in the Company and its operations for fourteen and eight years respectively.  Mr. Gregory Hahn, a member of the Company’s Board of Directors, was appointed as the Company’s Interim President and Chief Executive Officer in July 2010.  Mr. Hahn agreed to serve as the interim Chief Executive Officer and President for a minimum of six months as the Company continues to search for a person to permanently fill those positions.

Additionally, in November 2010, the Company’s Vice President of Operations who primarily worked on site at the Sierra Mojada Project ceased employment with the Company.  Mr. Timothy Barry, the Company’s recently appointed Vice President Exploration has assumed an active role in managing the Sierra Mojada Project, while the Company searches for a Country Manager.

The departure of these officers and the introduction of new officers and directors to fill their positions may disrupt our operations and adversely effect our business operations and planned activities.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Sierra Mojada Mining Concessions

Overview and Background; Ownership Interest; General Work and Location

As of October 31, 2010, the Company owned or had an option to acquire 27 mining concessions consisting of 19,580 hectares (about 48,385 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The mining concessions are considered one prospect area and are collectively referred to in this Report as the Sierra Mojada Project.  Our concessions are without known reserves and the project is exploratory in nature.

In April 2010, the Company entered into three agreements with several Mexican individuals to acquire seven mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 3 to 5 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as mining concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.  As of October 31, 2010, the Company has capitalized $385,000 of payments pursuant to these option purchase agreements.

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

The Company is using a new process under newly revised Mexican mineral land law to seek title to certain small parcels within and bounded by our concessions. These parcels are very old concessions that appear to have been abandoned and where the precise locations of the concession corners are uncertain. The concessions involved are more than one kilometer away from our primary area of focus at Sierra Mojada. The new law appears to grant the Company, as owners of the surrounding concessions, an exclusive right to award of these concessions. A governmental process to grant such title is under development and our applications are serving as test cases. We cannot anticipate when a final determination will be made on these applications.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate any necessary agreements with the appropriate surface landowners if the Company determines that a mining operation is feasible for the concessions. The Company owns surface rights to five lots in the area (Sierra Mojada lot #1, #3, #4, #6 and #7) and the preliminary location of the surface plant is mostly on these lots. The Company currently anticipates that it will build mining infrastructure needed on land partly owned by the local municipality. The municipality officials indicate that they will grant the necessary agreements. The Company has entered into preliminary agreements with other Ejidos and with private landholders to obtain surface trespass and use rights to drill water wells, to complete and test water wells, and to build water pipelines from well sites to the Company’s holdings near Sierra Mojada.

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

The concessions contain two distinct mineral systems separated by the Sierra Mojada Fault which trends east-west along the base of the range. North of the fault mineralization is composed of silver, zinc, lead and occasionally copper minerals. South of the fault the mineralization is primarily oxide zinc and oxide lead minerals.

The sediments in the District are predominantly limestone and dolomite with some conglomerate, sandstone and shale near the base of the carbonate section, and the bedding attitudes are near horizontal. The mines are dry and the rocks are competent for the most part. The thickness and attitude of the mineralized material is amenable to high volume mechanized mining methods and low cost production.

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

Our consultants perform technical audits of our operations, including our formal QA/QC program, and recommend improvements as needed. A systematic program of duplicate sampling and assaying of representative samples from previous exploration activities was completed in 2010 under the direction and control of our consultants.  Results of this study acceptably confirm the values in the project database used for resource modeling.

The Company formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment, and performed QA/QC analyses to ensure against cross contamination of samples during preparation, and removes most low-value samples from the flow to the primary laboratory.  For both cost and perception reasons, the internal laboratory has been shut down and all drill samples are submitted directly to ALS-Chemex for sample preparation and analyses.

Mexico Facility

The Company’s facilities in Mexico include offices, residences, shops, warehouse buildings and mining equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico. The Company’s telephone and fax number in Mexico is 52 872 761 5129. Electric power has been upgraded to 13,200 volts and lines run to the office compound, the shops and the San Salvador and Encantada mines. The San Salvador and the Encantada mines have been electrified and the main levels are wired.  The San Salvador and Encantada head frames and hoists have been rebuilt and upgraded.  The Company has chosen not to obtain insurance on some its facilities and equipment because it would be difficult to obtain the insurance and the cost would outweigh the value. In management’s opinion, the Company’s plant and equipment are mostly in good condition and well maintained, and adequate round-the-clock security is provided.

Gabon, Africa Mining Concessions

Overview and Background; Ownership Interest; General Work and Location

The Company, through its wholly-owned subsidiary Dome, owns three exploration licenses (Ndjole, Mevang, and Mitzic) each covering approximately 2,000 square kilometers in Gabon, Africa.    These concessions are without known reserves and the project(s) is exploratory in nature. The Mitzic license, the Mevang license and the Ndjole license are approximately 150 km east of Libreville, the capital of Gabon.

In November 2006, Dome was granted the Mitzic prospection license covering 12,800 square kilometers in Gabon.  In July 2008, Dome converted three areas of the Mitzic “prospection” permit into exploration licenses; the Mitzic license, the Mevang license and the Ndjole license, each covering an area of 2,000 square kilometers.

The Mitzic license, the Mevang license and the Ndjole license cover a total of 6,000 square kilometers approximately 150 km east of Libreville, the capital of Gabon.  These exploration licenses allow Dome to employ sub-surface exploration methods, such as drilling and trial mining during its exploration programs primarily looking for gold, iron and manganese.  These licenses are valid for three years, are transferable and are renewable twice for three year periods.  The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term. Dome may apply for a mining license at any time during these periods.  As of December 31, 2010, one United States dollar may be converted into approximately 480 CFA francs.

The geology of the Mitzic, Mevang, and Ndjole exploration licenses take in areas of Archaean basement rocks and Palaeo-Proterozic cover sequences that are believed to be highly prospective for gold, manganese and iron. Previous work conducted by the BRGM in the 1970's and 1980's identified numerous stream anomalies within these areas that have never been followed up or explored with modern exploration methods.

The Mitzic exploration license covers a sequence of Archaean rocks that include greenstone belts and Banded Iron Formations, and in particular is considered highly prospective for iron ore. The Ndjole and Mevang exploration licenses cover a sequence of Palaeo-Proterozoic rocks that form part of the Central West African Orogenic Belt, and are strongly deformed and metamorphosed  and are highly prospective for large "orogenic"-type gold deposits.  This area is characterized by extensive artizinal gold workings along many of the small small streams in the area.

In October 2009, Dome and AngloGold entered into a joint venture agreement with respect to two of its Gabon exploration licenses. The terms of the Ogooue Joint Venture Agreement and Ndjole and Mevang Joint Venture Agreement are further described in Item 1 of this report.

Gabon Facility

The company’s facilities in Gabon include three rented offices which double as accommodation for staff. Two of the offices are located in the capital city of Libreville, and one field office is located in the village of Ndjole. The Libreville offices include an office-house used by Dome staff to coordinate exploration activities involving the Mitzic License, and an office-house used by the Dome-AngloGold Ashanti Joint Venture to coordinate and manage exploration activities for the Ndjole and Mevang Licenses. The Ndjole field office is four hours by sealed road due east from Libreville and is the main staging point for exploration activities for work on the Ndjole and Mevang licenses. Field based activities from here are run out of tented field camps. Electricity for all offices is supplied from the local grid and from light diesel generators for field camps. The company’s field equipment is well maintained and regularly updated as needed.  All offices have house and contents insurance.

Corporate Offices

The Company’s corporate offices are located at 6400 South Fiddlers Green Circle, Suite 950, Greenwood Village, CO 80111, and its telephone number is (303) 796-3020 and fax number is (888) 599-4803. The Company’s website is www.metallinemining.com.  The Company leases its corporate office space, and the current lease is on a month-to-month basis at the rate of $3,320 per month.  Effective January 1, 2011 the month-to-month lease rate increases to $3,471.

The Company also has a corporate office at 885 West Georgia Street, Suite 2200, Vancouver, British Columbia, Canada V6C 3E8.  The Company’s Executive Chairman and Manager of Corporate Communications both are located in this office.  The Company pays $10,000 per month for the use of this office space and administrative services.

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

(d) permitted and financed for development

Resources
Those quantities of mineral deposit estimated to exist originally in naturally occurring accumulations.

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered.
Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Solvent Extraction and Electrowinning (“SXEW”)	A hydrometallurgical process in which metal is dissolved from the rock by an acid or base, concentrated by organic solvents and recovered from solution by electrolysis.

Stratigraphic units	A body of rock established as a distinct entity, geologically classified, based on any of the properties or attributes or combinations thereof that rocks possess.

Tonne	A metric ton which is equivalent to 2,204.6 pounds.

Unproved property	A property or part of a property to which no reserves have been specifically attributed.

Item 3.  LEGAL PROCEEDINGS

We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Item 4.   REMOVED AND RESERVED

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol MMG.  Additionally, starting on August 26, 2010, the Company’s common stock began trading on the Toronto Stock Exchange under the symbol "MMZ."

The following table sets forth the high and low sales prices of the Company’s Common Stock for each quarter during the fiscal years ended October 31, 2010 and October 31, 2009 as reported by the NYSE Amex.

	Fiscal Quarter	High	Low

Fiscal Year End October 31, 2010	4th Quarter (8/1/2010 – 10/31/2010)	$0.85	$0.57
	3rd Quarter (5/1/2010 – 7/31/2010)	$1.02	$0.52
	2nd Quarter (2/1/2010 – 4/30/2010)	$1.59	$0.62
	1st Quarter (11/1/09 – 1/31/2010)	$0.95	$0.52

Fiscal Year End October 31, 2009	4th Quarter (8/1/09 – 10/31/09)	$0.74	$0.27
	3rd Quarter (5/1/09 – 7/31/09)	$0.33	$0.18
	2nd Quarter (2/1/09 – 4/30/09)	$0.37	$0.11
	1st Quarter (11/1/08 – 1/31/09)	$0.51	$0.20

The closing price of the Company’s Common Stock as reported on December 31, 2010, was $1.25 per share.

Holders

As of December 31, 2010, there were 225 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

The Company did not declare or pay cash or other dividends on its common stock during the last two calendar years. The Company has no plans to pay any dividends.

Equity Compensation Plan Information

As of October 31, 2010, the Company had adopted three formal equity compensation plans.

●
The 2000 Equity Incentive Plan (the “2000 Plan”) was adopted by the board of directors and approved by the stockholders in 2001.  One million shares of common stock are reserved for issuance under the 2000 Plan. Currently options to acquire 34,000 shares are outstanding pursuant to the 2000 Plan. No additional options or stock awards will be granted under the 2000 Plan.

●
The 2006 Stock Option Plan (the “2006 Plan”) was adopted by the board of directors in May 2006, and approved by the stockholders in July 2006.  Five million shares of common stock are reserved for issuance under the 2006 Plan.  Currently, options to acquire 3,372,692 shares of common stock are outstanding pursuant to the 2006 Plan and only 885,177 shares remain available for issuance under the plan.

●
The 2010 Stock Option and Bonus Plan (the “2010 Plan”) was adopted by the board of directors in December 2009 and approved by the stockholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. Currently, there are 10,300,000 shares reserved for issuance under the 2010 Plan.  Options to acquire 3,495,000 shares of common stock are outstanding pursuant to the 2010 plan, and 6,805,000 shares remain available for issuance under the plan.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of October 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,901,692(1)	$1.59	7,690,177(2)

Equity compensation plans not approved by security holders	884,781(3)	$2.37	—

Total	7,786,473	$1.68	7,690,177
____________

Includes: (i) options to acquire 34,000 shares of Common Stock under the 2000 Plan; (ii) options to acquire 3,372,692 shares of common stock under the 2006 Plan; and options to acquire 3,495,000 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 885,177 shares of common stock available for issuance under the 2006 Plan; and (ii) 6,805,000 shares of common stock available for issuance under the 2010 Plan.

(3)
Includes (i) warrants to purchase 6,103 shares of Common Stock as compensation for services to Tomlinson Programs Inc., (ii) warrants to purchase 204,000 shares of Common Stock as compensation for services to Aegis Capital Inc., (iii) warrants to purchase 17,250 shares of Common Stock to an independent director of the Company, (iv) warrants to purchase 12,500 shares of Common Stock as compensation for financial services to Peter Melillo, (v) warrants to purchase 54,928 shares to James Czirr as compensation for financial services, and (vi) warrants to purchase 590,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2010, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

On December 21, 2010 we issued 20,000 shares of common stock upon the exercise of warrants.  The warrants were issued at $0.50 per share resulting in cash proceeds to the Company of $10,000.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

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

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of silver and zinc prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Business Overview

Metalline, incorporated in Nevada, is an exploration stage company engaged in the business of mineral exploration.  The Company currently owns several concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”).  The Company’s primary objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”).  The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

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

Current Year Developments

Overview - Dome Merger Transaction

During 2009, the Company began looking for a strategic partner that would allow the Company to continue to advance the Sierra Mojada Project.  After considering various alternatives the Company executed the Merger Agreement with Dome on December 4, 2009.  As part of the Merger Agreement and to help the Company continue to advance the Sierra Mojada Project, the Company closed on a private placement of $2,990,000 with several Dome insiders on December 22, 2009.  In January 2010, Dome completed a $13,010,000 special warrant offering and these proceeds were placed in escrow pending the completion of the Merger.  During the next four months, the Company worked to close the Merger Transaction and complete a registration statement for the shares underlying the Merger and special warrant offering.

On April 15, 2010 the Company held a special meeting of stockholders at which the Company’s stockholders approved, among other things, the issuance of 47,724,583 shares of Company common stock to effect the merger transaction involving Dome. On April 16, 2010, pursuant to the terms and conditions of the Merger Agreement Dome became a wholly owned subsidiary of the Company. At the closing of the Merger Transaction, $11,961,516 of net proceeds from Dome’s special warrant offering conducted in January 2010 was released from escrow and made available to the combined company.  As a result of the special warrant offering, and the cash acquired in the Merger Transaction, the Company’s cash and cash equivalents increased by approximately $14,580,000 as a result of the Merger Transaction.

Sierra Mojada Exploration

Following the successful closing of the Merger Transaction with Dome on April 16, 2010, the Company moved forward with its 2010 budget plan for the Sierra Mojada project, which called for an aggressive exploration drilling program on the silver mineralization located north of the Sierra Mojada fault.  Approximately 44,000 meters of drilling were originally planned for calendar 2010.  Initially the drilling program included three company-owned diamond drills, three contract drills, and a recently purchased company-owned reversed circulation drill.

Core recovery from drilling in May and June was significantly lower than expected.  As a result, the Company made several changes and adjustments during June and July.  The Company released two contractor drill rigs in June for performance reasons and parked two company-owned diamond drill rigs in July for mechanical and performance issues.  The Company also started utilizing HQ sized equipment and triple tube core barrels to improve recovery. Use of the larger diameter equipment and more sensitive core barrel greatly improved core recovery, especially in loose, friable and often higher grade material. Accordingly, the Company decided to re-drill several previously completed holes within the resource that reported less than 75% recovery.

In August 2010, the Company scaled back its drilling program to approximately 18,000 meters.  Phase 1 drilling covers the resource from 629600E to 631500E, where the resource is covered by a thin veneer of alluvium.  Drilling is being completed on a 100 meter x 40 meter grid spacing for resource calculation purposes.  This resource has been identified and intercepted by drill holes from Section 629600E all the way to Section 632500E, covering a total strike length of roughly three kilometers.  It remains open beyond the east end of this trend. Phase 2 drilling of this resource will be undertaken in 2011 on 100 meter x 40 meter grid spacing between Sections 631700E and 632600E.

During fiscal 2010, the Company completed approximately 15,000 meters of the drilling program and the remaining 3,000 meters was completed by December 31, 2010.   The Company has shipped samples from this drill program to ALS Chemex along with 7,000 samples that were previously accumulated in 2008 and 2009 when capital resources were limited..  The Company has received a significant portion of the commercial assay results from these samples and has started to incorporate this data into its resource database.

During the third quarter, the Company began surface mapping Sections 630400-630600E where the shallow silver-zinc zone comes to the surface.  Surface geologic mapping revealed the presence of multiple styles of mineralized breccias trending northeasterly within the overall east-west trending mineralized zone. These surface breccias correlate well with the general location of old workings at depth and provide a further guide to understanding the distribution of grade within the deposit. Elsewhere the resource is covered by alluvium. The Company commenced drilling and blasting of a metallurgical trench for bulk sampling purposes and metallurgical testing across a portion of the shallow silver-zinc zone where it comes to surface on Section 630600E.  Three one-tonne bulk samples from this trench have been shipped to an internationally recognized metallurgical laboratory in Tucson, Arizona for testing.  Testing on these bulk samples was started in September 2010 and will continue into the first quarter of 2011.

The Company plans to complete a comprehensive update of the resource model in early 2011. An initial program of metallurgical test work is underway to assess recoveries by various process methods that can be expected from the silver and associated zinc, and lead mineralization. The results of drilling and metallurgy studies are scheduled to be available for use in a Preliminary Economic Assessment (Scoping Study) in the second quarter  2011.

Management Changes

During fiscal 2010, the Company significantly reorganized its management team.  In July 2010, Merlin Bingham ceased serving as the Company’s President and Chief Executive Officer and Roger Kolvoord ceased serving as the Company’s Executive Vice President.  Mr. Gregory Hahn, a member of the Company’s Board of Directors, was appointed as the Company’s Interim President and Chief Executive Officer in July 2010.  Mr. Hahn agreed to serve as the interim Chief Executive Officer and President for a minimum of six months as the Company continues to search for a person to permanently fill those positions.

Additionally, the Company’s Vice President of Operations who primarily worked on site at the Sierra Mojada Project ceased employment with Company in November 2010.  Mr. Timothy Barry, the Company’s recently appointed Vice President Exploration has assumed an active role in managing the Sierra Mojada Project, while the Company searches for a Country Manager.

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

Gabon Project

In August 2010, the Company and its joint venture partner, AngloGold Ashanti, commenced a 4,000m diamond drilling program on the Company’s Ndjole and Mevang Exploration licenses in Gabon, Africa. The drilling program will be conducted under the direction of joint venture partner AngloGold Ashanti and is composed of four drill lines and a combined total of 20 holes up to 200 meters in depth.  This initial drilling program is a follow-up on three large soil grids, each in excess of 10km x 5km in size and over 2,500 samples targeted areas with known mineralization and favorable geology. Results from these grids were then followed up with 4 infill soil grids and targeted geological mapping aimed at better defining the anomalous zones. In testament to the joint venture’s team in Gabon, a total of over 13,000 samples have been taken in steep terrain and dense jungle since the start of the year.

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

Results of Operation

Upon the closing of the Merger on April 16, 2010, Dome became a wholly-owned subsidiary of the Company.  The Company’s consolidated balance sheet as of October 31, 2010 includes Dome’s assets and liabilities as of that date. Further, the financial results from Dome from April 16, 2010 through October 31, 2010 are included in the Company’s consolidated statement of operations and statements of cash flows for the fiscal year ended October 31, 2010.  The financial results for the fiscal year ended October 31, 2009 do not include any results of operations for Dome.

For the fiscal year ended October 31, 2010, the Company experienced a consolidated net loss of $9,405,000 or $0.12 per share, compared to a consolidated net loss of $4,724,000 or $0.12 per share during the comparable period last year. The $4,681,000 increase in consolidated net loss is primarily due to a $3,186,000 increase in exploration and property holding costs and a $3,199,000 increase in general and administrative costs as the Company ramped up operations during the year following the Dome merger. The increase in expenses was partially mitigated by a favorable increase in foreign currency translation gain of $1,629,000 and a $59,000 increase in investment income.

Exploration and property holding costs

Exploration and property holding costs increased $3,186,000 or 231% to $4,567,000 for the fiscal year ended October 31, 2010 compared to $1,381,000 for the comparable period last year.  This increase was primarily due to the ramping up of drilling and exploration activities at Sierra Mojada.  During fiscal 2010, the Company completed approximately 15,000 meters of exploration drilling and submitted over 12,000 assay samples to ALS Chemex to further evaluate the shallow silver zone at Sierra Mojada.  By comparison during fiscal 2009, exploration activities at Sierra Mojada were significantly scaled back due to working capital limitations.

General and Administrative Costs

General and administrative expenses increased $3,199,000 or 104% to $6,271,000 for the fiscal year ended October 31, 2010 as compared to $3,072,000 for the comparable period last year.  This overall increase was the result of increases in personnel costs, office and administrative, professional fees, director fees, and the provision for uncollectible value-added taxes.

Stock based compensation for options accounted for a significant part of general and administrative expenses and was a primary factor for several of the fluctuations described below. Stock based compensation for stock options increased from $694,000 in 2009 to $928,000 in 2010.  This increase in stock based compensation during 2010 was primarily attributable to 3,495,000 stock options granted in August 2010.  As discussed in Note 10 to the consolidated financial statements, the Company recognizes stock based compensation over the options vesting period based upon the fair value of the option at date of grant.

Personnel costs increased $803,000 or 54% to $2,297,000 for the fiscal year ended October 31, 2010 as compared to $1,494,000 for the comparable period last year.  This increase was primarily due to severance costs of $861,000 for Messrs. Bingham, Kolvoord and Brown.  Pursuant to the severance and change in control provisions in their employment agreements each officer was paid compensation through December 2011. Stock based compensation costs decreased slightly from $546,000 in 2009 to $446,000 in 2010.   Lower pro-rata stock based compensation from prior year option grants were mostly offset by stock based compensation for 1,695,000 options granted to officers and key employees in August 2010.  Of these options, 698,333 vested immediately upon grant and the remaining options vest over the next two years.

Office and administrative expenses increased $379,000 or 148% to $634,000 for the fiscal year ended October 31, 2010 as compared to $255,000 for the comparable period last year.   This increase was primarily due to higher exchange listing fees, which increased due to the Company’s new listing on the Toronto Stock Exchange in August 2010 and additional NYSE Amex listing fees associated with shares issued in the Dome transaction. Shareholder relations costs were also higher in the current year in large part due to the costs associated with our special meeting of shareholders on April 15, 2010.

Professional services increased $703,000 or 75% to $1,646,000 for the fiscal year ended October 31, 2010 as compared to $943,000 for the comparable period last year.  The increase was primarily due to higher legal and accounting costs associated with the Dome Merger Transaction and preparing the joint prospectus and proxy statement on Form S-4.  Engineering and project consulting costs at Sierra Mojada also increased due to additional work related to the Company’s initial 43-101 technical report issued in January 2010.  These increases were partially mitigated by a $125,000 decrease in legal fees related to the Company’s Mexico operations.

Directors’ fees increased $448,000 or 148% to $750,000 for the fiscal year ended October 31, 2010 as compared to $302,000 for the comparable period last year.  The increase was primarily due to stock based compensation on stock options which increased from $148,000 in 2009 to $482,000 in 2010.  In August 2010, the Company granted 1,800,000 options, of which 50% vested immediately, to the directors of the Company as part of an overall restructuring of director compensation, which includes decreased cash payments and the elimination of stock grants.

The provision for uncollectible value-added taxes increased $873,000 or 1,556% to $929,000 for the fiscal year ended October 31, 2010 as compared to $56,000 for the comparable period last year.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.  As a result, the Company increased this allowance due to the uncertainty regarding the collectability of this tax.  See “Value Added Taxes” under note 2 to the consolidated financial statements for more details regarding the allowance for uncollectible taxes.

Other Income (Expense)

For the fiscal year ended October 31, 2010 the Company recognized Other Income of $1,430,000 as compared to Other Expense of $263,000 for the comparable period last year.  The $1,693,000 change in Other Income (Expense) was largely due to a $1,630,000 increase in foreign currency translation gains on intercompany loans to its Mexican subsidiaries.

During the fiscal year ended October 31, 2010, the Mexican Peso to U.S. dollar exchange rate decreased from 13.09 pesos per USD to 12.36 pesos per USD resulting in a gain of $1,365,000 whereas in fiscal 2009 the exchange rate increased from 12.90 pesos per USD to 13.09 pesos per USD resulting in a loss of $265,000.  As of October 31, 2010, the Company has $26.4 million of intercompany advances to Minera and Contratistas, which is subject to foreign currency translation gains and losses.

Interest income was $59,000 higher in 2010 as compared to 2009 due to increase in cash and cash equivalents from the special warrant offering and the closing of the Dome merger transaction.

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended October 31, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations which essentially consisted of development and exploration of the Sierra Mojada property.  During this period, the Company received $15,072,000 of proceeds from the sale of common stock, $954,000 proceeds from exercise of warrants, and acquired $2,619,000 of cash in the merger with Dome Ventures. As a result, cash and cash equivalents increased from $1,483,000 at October 31, 2009 to $10,571,000 at October 31, 2010.

During fiscal 2010, the Company’s cash flows used in operations was $9,297,000 as compared to $3,319,000 for fiscal 2009.  This represented an increase in cash flows used in operations of $5,978,000.  This increase in funds used was primarily the result of the Company increasing its exploration drilling activities in the Sierra Mojada Property during the Company’s 2010 fiscal year. The increase in drilling and exploration activities in large part began upon the successful closing of the private placement in December 2009 and increased further upon additional capital being available to the Company upon closing of the Merger Transaction on April 16, 2010.  Higher general and administrative costs due to the Dome merger also contributed to the increase in cash used in operations.

During fiscal 2010, the Company purchased $551,000 of equipment and spent $373,000 on the acquisition of mining concessions.  Prior year capital spending of $6,000 was significantly lower due to limited working capital.

Liquidity and Capital Resources

As of October 31, 2010, the Company had cash and cash equivalents of $10,571,000 and working capital of $9,072,000 as compared to cash and cash equivalents of $1,482,943 and working capital of $830,692 as of October 31, 2009.   The significant increases in the Company’s liquidity and working capital were the result of the funds raised in the private placement transaction completed in December 2009 and the successful completion of the Dome Merger Transaction in April 2010.  The closing of the Dome transaction and special warrant offering resulted in an increase in cash and cash equivalents of $14,580,000.  The Company used a large part of these cash proceeds to expanded exploration activities at Sierra Mojada, restructure its executive management team, and transition from a solely reporting U.S. reporting company to a dual reporting company in both the U.S. and Canada (the Company’s common stock is now listed on the NYSE Amex as well as the Toronto Stock Exchange).

As of December 31, 2010, the Company has completed its 2010 drilling program and is currently compiling assay results for a new resource estimate which should be completed near the end our first fiscal quarter.  During fiscal 2011, the Company plans to utilize its current resources to complete a new resource report, conduct certain metallurgical studies, and complete a preliminary economic analysis. Depending upon the results of these studies and available capital resources, the Company may conduct additional exploration drilling programs during 2011 to further define or expand the resource estimates at Sierra Mojada.  Depending upon timing and extent of any additional exploration programs, the Company may pursue additional capital resources to ensure it has sufficient working capital and liquidity during these programs.

Since inception, the Company has relied primarily upon proceeds from private placements of its equity securities and warrant exercises as its primary sources of financing to fund its operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our Board of Directors monitor our overall costs, expenses, and financial resources and, if necessary, will attempt to adjust the Company’s planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going project at our Sierra Mojada mining concessions.

The continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital. The Company believes it has sufficient capital on hand to conduct its planned operations throughout its 2011 fiscal year.  However, the continued exploration and development of the Sierra Mojada project ultimately will require the Company to raise additional capital, identify other sources of funding, or identify another strategic transaction.  Thus, during fiscal 2011 the Company is likely to attempt to identify measures aimed to further fund the Company, which likely would be accomplished through the sale of Company securities.   The on-going uncertainty in the U.S. and global economies combined with continued instability in global financial and capital markets, have limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Once the Company has gathered sufficient drilling data on the silver mineralization, the Company, subject to having sufficient financial resources, will revisit the economics of the project via a feasibility study.  Following the completion of the feasibility study, the Company would then proceed to the project financing phase, and then the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity and/or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

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

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations and cash flows for the fiscal year ended October 31, 2010 due to the acquisition of Dome.

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

During the year ended October 31, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the Dome transaction.  The Company will perform its annual impairment test of goodwill during the quarter ended April 30, 2011. See Note 3 to the consolidated financial statements.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of October 31, 2010, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of October 31, 2010, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)      Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2010, was effective.

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

(c)      Attestation Report of Registered Public Accounting Firm

Hein & Associates LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

(d)      Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metalline Mining Company

We have audited Metalline Mining Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Metalline Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Metalline Mining Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metalline Mining Company and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated January 13, 2011 expressed an unqualified opinion.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 13, 2011

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers as of December 31, 2010.  Unless otherwise indicated in their employment agreement executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

In the Merger Agreement, the Company agreed to take actions to cause Brian Edgar to be appointed to the Board of Directors in the position of Executive Chairman, as well as one other person designated by Dome.  Dr. Murray Hitzman was later designated by Dome to serve on the Board of Directors.  Both Mr. Edgar and Dr. Hitzman were elected to serve at the Company’s meeting of shareholders held on April 15, 2010.  Except for the Merger Agreement, there was no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director, although certain of the Company’s executive officers have entered into employment agreements with the Company.

Name	Position	Age	Year Appointed as Officer or Director
Brian Edgar	Executive Chairman	60	2010
Gregory Hahn	Interim Chief Executive Officer, Interim President, and Director	59	2007
Wesley Pomeroy	Director	55	2005
Robert Kramer	Director	64	2006
Duncan Hsia	Director	45	2010
Murray Hitzman	Director	57	2010
Robert J. Devers	Chief Financial Officer	48	2007
Timothy Barry	Vice President – Exploration	35	2010

Brian Edgar.  Mr. Edgar was elected to the Company’s Board of Directors in April 2010 and began serving as the Executive Chairman at that time.  Mr. Edgar has broad experience working in junior and mid-size level natural resource companies.  He served as Dome’s President and Chief Executive Officer starting in February of 2005.  Further, Mr. Edgar has served on Dome’s Board of Directors since 1998.  Mr. Edgar currently serves as a director of several other publicly traded companies, including BlackPearl Resources Inc., Denison Mines Corp., Lucara Diamond Corp., Lundin Mining Corporation, Red Back Mining Inc. and ShaMaran Petroleum Corp., all of which trade on the Toronto Stock Exchange or the TSX Venture Exchange.  Prior to establishing Rand Edgar Capital Corp. (succeeded by Rand Edgar Investment Corp.), Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for sixteen years.

Gregory Hahn. Mr. Hahn was appointed to the Board of Directors in October 2007.  In July 2010, Mr. Hahn was appointed as the Company’s interim Chief Executive Officer and President. Mr. Hahn is a Certified Professional Geologist and a geological engineer with more than 35 years experience in exploration, mine development and operation, and particular expertise in base and precious metals, ore reserve calculations, slope stability, open pit operations, project evaluations and investment analysis. He was a founding board member of Marathon PGM Corp. (TSX: MAR), and is a principal of Greg Hahn Consulting, LLC, a mining and geological consulting firm.  From 1995 to 2007, Mr. Hahn was President, Chief Executive Officer and Director of Constellation Copper Corporation (TSX: CCU), where he was instrumental in completing the feasibility study, permitting, financing, and construction of the Lisbon Valley copper mine into production and operation. Prior to Mr. Hahn’s position with Constellation Copper Corp., he was Vice President for St. Mary Minerals Inc. for four years and Chief Geological Engineer for CoCa Mines Inc. for five years.  He also spent ten years with Noranda Inc. where he was pre-development manager of the Lik massive sulfide project in Alaska and chief mine geologist at the Blackbird cobalt-copper project in Idaho. Mr. Hahn received a B.A. in Earth Sciences from Dartmouth College and an M.S. in Geology and Geological Engineering from Michigan Tech.

Wesley Pomeroy.  Mr. Pomeroy was appointed to the Board of Directors in September 2005. Mr. Pomeroy was President of The Joe Dandy Mining Company from 1995 to 2006. The Joe Dandy Mining Company has had gold properties in Cripple Creek, Colorado since 1887. He is a member of the Front Range Oil and Gas LLC and the POMOCO LLC (Pomeroy Oil Company). He is also currently a consulting geologist with Vortex Petroleum Inc. and has been associated since 1977 with various exploration and oil and gas companies. Also since 1977 Mr. Pomeroy has been a member in good standing of the American Association of Petroleum Geologists and the Rocky Mountain Association of Geologists. Mr. Pomeroy received a Bachelor of Science degree in geology from Colorado State University in 1977 and an MBA from the University of Colorado in 1990. Mr. Pomeroy is a registered Professional Geologist for the State of Wyoming. He resides in the Denver, Colorado area.

Robert Kramer C.A.  Mr. Kramer was appointed to the Board of Directors in July 2006.  Mr. Kramer is the co-founder and Chief Executive Officer of Current Technology Corporation (OTC Pink Sheets:CRTCF), a company formed in 1987 to research, develop and commercialize electrotherapeutic products for the treatment of hair loss. An entrepreneur by nature, with a particular interest in the financial sector, he has been a founder/principal of a number of private companies offering commercial mortgages, venture capital and tax driven investments. Prior to co-founding Current Technology, he was a joint venture partner in an enterprise that raised funding for approximately 20 public mining companies conducting exploration activities in Western Canada. A graduate of the University of California, Berkeley with a degree in economics, Mr. Kramer has been a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia for 35 years. Mr. Kramer is a Registered Certified Public Accountant in the State of Illinois.  In 2005 he was admitted as a Fellow to The Institute of Chartered Securities and Administrators.

Duncan Hsia.  Mr. Hsia was elected to the Board of Directors in April 2010.  Mr. Hsia has worked as a consultant to both the private and public sectors in a variety of industries for Andersen Consulting in the U.S. and Europe.  From 1999 to the present Mr. Hsia has served as an analyst in the financial industry and primarily focuses his analysis and research on public and private companies in the mining and commodities sectors.  He has authored articles on the financial markets for various newsletters and websites.  From 1993 through 1999 Mr. Hisa worked for PeopleSoft, Inc. where he held various positions including Regional Manager for PeopleSoft's Western Region Consulting Group and corporate manager for PeopleSoft's Account Management division.  Mr. Hsia has a B.S. in Economics from the Wharton School of Business and a B.A.S. from the Moore School of Engineering at the University of Pennsylvania.

Murray Hitzman.  Dr. Hitzman was elected to the Board of Directors in April 2010.  Dr. Hitzman has extensive experience in the mining sector and began work in the mining industry with Anaconda Copper Mining Company.  From 1982 through 1993, Dr. Hitzman worked throughout the world for Chevron Resources Company and initiated and managed base and precious metal exploration projects throughout the world.  In 1993, Dr. Hitzman was named Geological Society of America Congressional Fellow and served from September, 1993 to August, 1994, on the staff of U.S. Senator Joseph Lieberman (D - CT) working on natural resource and environmental issues.  Dr. Hitzman was named Executive Branch Fellow by the American Association for the Advancement for Science/Sloan Foundation during 1994.  As the Executive Branch Fellow he served as a senior policy analyst in the White House Office of Science and Technology Policy from September, 1994 through March, 1996 specializing in natural resource, environmental, and geoscience issues.  In June, 1996, Dr. Hitzman became a professor at the Colorado School of Mines, and in 2000 was named Head of the Department of Geology and Geological Engineering (he stepped down as such in August, 2007).  Dr. Hitzman serves as a director of several publicly held companies being Cardero Resources Corp.  (NYSE Amex: CDY); Mansfield Minerals Inc. (TSX Venture: MDR.V), and Teal Exploration and Mining Inc. (publicly traded in Germany).  Dr. Hitzman has a Bachelor of Arts in Geology from Dartmouth College, a Bachelor of Arts in Anthropology from Dartmouth College, a Master of Science in Geology from the University of Washington and a Ph.D. in Geology from Stanford University, California.

Robert J. Devers. Mr. Devers was appointed Chief Financial Officer in June 2007.  Mr. Devers is a Certified Public Accountant in the state of Colorado and has over 25 years of experience in corporate finance, business operations, and financial reporting and controls. Prior to joining Metalline, he was Senior Director – Financial Analysis and Internal Audit of The Broe Companies Inc., a large privately held international company in the Denver area with investments in real estate, transportation, mining, and oil and gas exploration. He has also served as a corporate officer and financial executive for several privately-held and publicly traded companies.   Earlier in his career, Mr. Devers spent three years in public accounting with a regional firm that specialized in publicly held companies in the oil and gas and mining sectors. Mr. Devers earned a Bachelor of Arts degree in Accounting from Western State College in 1985.

Timothy Barry. Mr. Barry was appointed as the Company’s Vice President Exploration in August 2010.  Between 2006 and August 2010 Mr. Barry spent 5 years working as Chief Geologist in West and Central Africa for Dome. During this time, Mr. Barry managed all aspects of Dome's exploration programs, as well as overseeing the corporate compliance of the Dome's various subsidiary's, and liaisons and community relations with the Government and local population. Mr. Barry was also served on the board of Directors for Dome. In 2005 Mr. Barry worked as a project geologist in Mongolia for Entree Gold, a company which has a significant stake in the world class Oyu Tolgoi.  Between 1998 and 2005 Mr. Barry also worked  as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, and Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and as a mine geologist for Homestake on the Plutonic Gold Mine in Western Australia. Mr. Barry has also worked as a mapping geologist for the Geological Survey of Canada in Coast Mountains, near Bella Coola in British Columbia Canada, and as a research assistant at the University of British Columbia examining the potential of CO2 sequestration in Canada using ultramafic rocks. Mr. Barry received a BSc from the University of Otago in Dundein New Zealand, and is a registered geologist (AusIMM).  Mr. Barry also serves on the Board of Directors of Acme Resources, a junior exploration company listed on the Toronto Stock Exchange and is involved in several private technology companies that work in the data backup and insurance industry.

Board of Directors Composition

The Company’s Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  The Company’s Corporate Governance and Nominating Committee is charged with identifying, screening, and/or appointing persons to serve on the Board of Directors.  In identifying Board candidates it is the Company’s goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.

The Company believes that each of the persons that now comprise its Board of Directors have the experience, qualifications, attributes and skills when taken as a whole will enable the Board of Directors to satisfy its oversight responsibilities effectively.  With regard to the current members of the Board of Directors the following factors were among those considered that led to the Board’s conclusion that each would make valuable contributions to the Board:

●
Brian Edgar: The determination was made that Mr. Edgar should serve on our Board of Directors in large part due to his extensive executive level experience working with junior and mid-size level natural resource companies, as well as his experience with and general knowledge of the capital markets.

●
Gregory Hahn:  The determination was made that Mr. Hahn should serve on our Board of Directors in large part because Mr. Hahn is a Certified Professional Geologist and a geological engineer with significant experience in exploration, mine development and operation, as well as his experience with junior level natural resources companies.

●
Wesley Pomeroy:  The determination was made that Mr. Pomeroy should serve on our Board of Directors in large part because of his experience with various natural resources companies and because of his significant geology knowledge and education.

●
Robert Kramer:  The determination was made that Mr. Kramer should serve on our Board of Directors in large part because of his knowledge and experience with early stage companies, the capital markets and capital formation.

●
Duncan Hsia:  The determination was made that Mr. Hsia should serve on our Board of Directors in large part because of his knowledge and analytical experience with respect to public and private companies in the mining and commodities sectors.

●
Murray Hitzman:  The determination was made that Dr. Hitzman should serve on the Board of Directors in large part because of extensive experience in the mining sector and experience as serving as a director of public companies with international projects.

Involvement in Certain Legal Proceedings

Except as set forth below, during the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

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

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended October 31, 2010 (or subsequently), there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.

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

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons served on our audit committee as of October 31, 2010 (and currently): Wesley Pomeroy, Robert Kramer and Duncan Hsia.  Each of Messrs. Pomeroy, Kramer, and Hsia is “independent” as that term is defined in Section 803A of the NYSE Amex Company Guide. Mr. Kramer is the financial expert for the audit committee.

Item 11. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years October 31, 2010 and 2009 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary		Stock Awards	Option Awards		All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($) (1)		($)		($)

Merlin Bingham,	2010	$123,500	(3)	$-	$92,540	(4)	$370,500	(2)	$586,540
Former Chief Executive Officer and President (2)	2009	247,000	(3)	-	47,091	(5)	-		294,091

Gregory Hahn	2010	$-		$23,184 (6)	$184,127	(7)	$84,000	(8)	$291,311
Interim Chief Executive Officer and President (6)	2009	-		15,444	13,732	(9)	$36,000	(10)	65,176

Roger Kolvoord	2010	$130,667	(12)	$-	$-		$317,333	(11)	$448,000
Former Executive Vice President (11)	2009	224,000	(12)	-	42,722	(13)	-		266,722

Robert Devers	2010	$165,000	(14)	$-	$233,550	(15)	$-		$398,550
Chief Financial Officer	2009	165,000	(14)	-	15,735	(16)	-		180,735

Terry Brown	2010	$150,000	(18)	$-	$93,420	(19)	$175,000	(17)	$418,420
Former Vice President Operations(17)	2009	150,000	(18)	-	8,344	(20)	-		158,344

Timothy Barry	2010	$29,900	(21)	$-	$233,550	(22)	$-		$263,450
Vice President Exploration (21)	2009	-		-	-		-		-
____________

(1)
Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See note 10 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)
Mr. Bingham retired as the Company’s Chief Executive Officer and President on July 1, 2010.  On August 3, 2010, Mr. Bingham and the Company agreed to terminate Mr. Bingham’s employment agreement and entered into an agreement whereby Mr. Bingham received a lump sum severance payment in the amount of $370,500.

(3)
Mr. Bingham earned $247,000 in salary in 2009 and was compensated at this same annual rate in fiscal 2010 for the periods he was employed by the Company.  Starting in February 2009 Mr. Bingham agreed to deter 50% of his salary.  Mr. Bingham continued his salary deferral through December 2009, when he returned to his full salary.  All amounts deferred are included in the salary column of the Executive Compensation Table for the year in which such amounts were earned.

(4)
Represents the calculated fair value of options to acquire 200,000 shares of the Company’s common stock granted to Mr. Bingham on August 23, 2010. The option was granted to Mr. Bingham in his capacity as a director.   The option was exercisable at $0.72 per share for a five year term.  Options to acquire 100,000 shares vested upon grant and the remaining 100,000 were scheduled to vest on August 23, 2011.

(5)
Represents the calculated fair value of options to acquire 185,250 shares of the Company’s common stock granted to Mr. Bingham on February 11, 2009. This option vested in full on the date of grant.  This option was granted in consideration for Mr. Bingham agreeing to defer the payment of a portion of his salary.

(6)
Mr. Hahn was appointed as the Company’s interim Chief Executive Officer and President on July 1, 2010.  Prior to his appointment as interim Chief Executive Officer and President (and currently), Mr. Hahn served as a member of the Board of Directors.  Mr. Hahn was issued 43,200 shares of common stock in fiscal 2009 in his capacity as an independent director, and issued 28,800 shares of common stock in his capacity as an independent director from November 1, 2010 through June 30, 2010.  Upon being appointed as the Company’s interim Chief Executive Officer and President Mr. Hahn ceased receiving separate consideration for serving as a director.

(7)
Represents the calculated fair value of options to acquire 400,000 shares of the Company’s common stock granted to Mr. Hahn on August 23, 2010. The options are exercisable at $0.72 per share and are exercisable until August 23, 2010.  Options to acquire 300,000 shares vested upon grant and the remaining 100,000 vest on August 23, 2011.

(8)
Consists of (i) $60,000 in consulting fees paid to Greg Hahn Consulting, LLC for his services as interim Chief Executive Officer and President from July 1, 2010 through October 31, 2010; and (ii) $24,000 in fees Mr. Hahn earned in his capacity as an independent director from November 1, 2009 through June 30, 2010.

(9)
Represents the calculated fair value of options to acquire 54,000 shares of the Company’s common stock granted to Mr. Hahn on February 11, 2009. This option vested in full on the date of grant.  This option was granted in consideration for Mr. Hahn agreeing to defer the cash portion his directors’ fees.

(10)
In fiscal 2009 Mr. Hahn earned $36,000 in fees in capacity as an independent director.   However, Mr. Hahn deferred the payment of $27,000 in fees during 2009 which amount was paid on December 22, 2009.  All amounts deferred are included in the salary column of the All Other Compensation column for the year in which such amounts were earned.

(11)
Effective July 31, 2010 Mr. Kolvoord retired as the Company’s Executive Vice President.  On August 3, 2010, Mr. Kolvoord and the Company agreed to terminate Mr. Kolvoord’s employment agreement and entered into an agreement whereby Mr. Kolvoord received a lump sum severance payment in the amount $317,333.

(12)
Mr. Kolvoord earned $224,000 in salary during fiscal 2009.  However, effective February 1, 2009 he agreed to defer 50% of his salary.  Mr. Kolvoord continued his salary deferral through December 2009, when he returned to his full salary.  All amounts deferred are included in the salary column of the Executive Compensation Table for the year in which such amounts were earned.

(13)
Represents the calculated fair value of options to acquire 168,000 shares of the Company’s common stock granted to Mr. Kolvoord on February 11, 2009. This option vested in full on the date of grant and was granted in consideration for Mr. Kolvoord agreeing to defer a portion of his salary.

(14)
Mr. Devers earned $165,000 in salary during fiscal 2009 and fiscal 2010.  However, effective February 1, 2009 he agreed to defer 25% of his salary. Mr. Devers continued his salary deferral through December 2009, when he returned to his full salary.  All amounts deferred are included in the salary column of the Executive Compensation Table for the year in which such amounts were earned.

(15)
Represents the calculated fair value of options to acquire 500,000 shares of the Company’s common stock granted to Mr. Devers on August 23, 2010. Of these options 1/3 vested upon grant, 1/3 vest on August 23, 2011, and 1/3 vest on August 23, 2012.

(16)
Represents the calculated fair value of options to acquire 61,875 shares of the Company’s common stock granted to Mr. Devers on February 11, 2009. This option vested in full on the date of grant and was granted in consideration for Mr. Devers agreeing to defer a portion of his salary.

(17)
Mr. Brown served as the Company’s Vice President of Exploration in both the 2009 and 2010 fiscal years.  On or about November 3, 2010 (being after the fiscal year ended October 31, 2010) Mr. Brown and the Company agreed to terminate Mr. Brown’s employment agreement and entered into an agreement whereby Mr. Brown was to be paid severance payments in the aggregate amount of $175,000.  The Company has accrued this severance payment as of October 31, 2010.

(18)
Mr. Brown earned $150,000 in salary during fiscal 2009 and fiscal 2010.  However, effective February 1, 2009 he agreed to defer 25% of his salary starting in July 2009. Mr. Brown continued his salary deferral through December 2009, when he returned to his full salary.  All amounts deferred are included in the salary column of the Executive Compensation Table for the year in which such amounts were earned.

(19)
Represents the calculated fair value of options to acquire 200,000 shares of the Company’s common stock granted to Mr. Brown on August 23, 2010. Of these options 1/3 vested upon grant, 1/3 vest on August 23, 2011, and 1/3 vest on August 23, 2012.

(20)
Represents the calculated fair value of options to acquire 32,813 shares of the Company’s common stock granted to Mr. Brown on February 11, 2009. This option vested in full on the date of grant and was granted in consideration for Mr. Brown agreeing to defer a portion of his salary.

(21)	Mr. Barry was appointed Vice President Exploration on September 1, 2010. Mr. Barry is compensated at a rate of $650 per day worked and is eligible to earn a bonus of up to $150 per day.

(22)
Represents the calculated fair value of options to acquire 500,000 shares of the Company’s common stock granted to Mr. Barry on August 23, 2010. Of these options 1/3 vested upon grant, 1/3 vest on August 23, 2011, and 1/3 vest on August 23, 2012.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above, the “named executive officers.”

The Compensation Committee of our Board of Directors (the "Committee") reviews and approves the total direct compensation packages for each of our executive officers. Notably the salary and other benefits payable to those persons who served as our named executive officers during the year ended October 31, 2010 are set forth in employment agreements which are discussed below. Stock option grants, as applicable to the named executive officers, are reviewed by the Committee and approved by the full board of directors.

The principle objectives that guide the Committee in its deliberations regarding executive compensation matters include:

•	attracting and retaining highly qualified executives who share our Company values and commitment by designing the total compensation package to be fair and competitive;

•	providing executives with contractual terms that offer them reasonable security; and

•
motivating executives to provide excellent leadership and achieve Company goals by linking short-term and long-term incentives to the achievement of business objectives, thereby aligning the interests of executives and stockholders.

During our 2010 fiscal year the Committee retained an executive compensation consultant, Gurr & Associates (“Gurr”), to assist the Committee review the overall compensation strategy for the Company’s officers and directors.   The Committee instructed Gurr to conduct a review utilizing peer group data and to make recommendations with respect to compensation levels and structure of the Company’s executive officers and its independent directors.  After receiving a report from Gurr, the Committee engaged in extensive internal deliberations with Gurr over the information presented by Gurr and the compensation structure of the Company’s executive officers (as well as its independent directors).  The report prepared by Gurr helped confirm the Committee’s belief that the compensation of the Company’s named executive officers is fair and reasonable.

The primary elements of compensation to our named executive officers are cash compensation and equity compensation in the form of stock option grants, each of which are described below.

Cash Compensation Payable to our Named Executive Officers

Our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to employment agreements entered into between each of these officers and Metalline.  Based on the Committee's knowledge of the industry and size and financial resources of the Company, as well as the information provided by Gurr, the Committee believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.

When the Committee considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Committee considers the following factors:

•	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;

•	the Company’s financial resources;

•	performance compared to the financial, operational and strategic goals established for the Company;

•	the nature, scope and level of the executive’s responsibilities;

•	competitive market compensation paid by other companies for similar positions, experience and performance levels; and

•	the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

As described below, historically the Company has entered into employment agreements with its executive officers that provide for a base salary and other benefits.  The salaries of each of the persons then serving as executive officers were awarded salary increases in January 2008 after the Committee reviewed and evaluated the compensation of the named executive officers.  However, in fiscal 2009 and fiscal 2010 the named executive officers did not receive any salary increase.

To help the Company conserve its financial resources, in February 2009 each of the persons then serving as the Company’s executive officers agreed to defer a portion of their cash compensation.  For each $1 in salary that was deferred our officers were granted options to purchase 1.5 shares of Company common stock with an exercise price equal to the closing sales price of the Company’s common stock on February 11, 2009.  The persons granted options in February 2009 included:

Name	Number of Options

Merlin Bingham	185,250
Roger Kolvoord	168,000
Robert Devers	61,875
Terry Brown	32,813

In December 2009, after determining that the Company was adequately funded, the Board of Directors authorized the payment of all compensation that was deferred by the Company’s executive officers (as well as its independent directors and other employees and consultants).  In total the Company paid $430,406 in deferred compensation in December 2009.   Starting on December 22, 2009 each of the Company’s executive officers began receiving their full salary in accordance with their respective employment agreements and in accordance with the Company’s standard payroll practices.

Option Grants to our Named Executive Officers

We have granted stock options to our named executive officers.  Historically options were granted to officers on or about the time of their initial appointment. Options granted to our executive officers generally vest over a period of 2-3 years from the date of grant.  These option grants are intended to provide incentives to our officers who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.  Further, we believe that these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

February 2009 Option Grants

As noted above, in February 2009 the Company granted each of our executive officers stock options as a result of each of the executive officers agreeing to defer a portion of their salary that was otherwise due.  These options were granted on February 11, 2009 and vested immediately upon grant.

August 2010 Option Grants

In August 2010 as part of its review of the compensation structure of the Company’s officers and directors the Committee, and the Board as a whole, reviewed the Company’s practice with respect to equity based compensation and incentives.  After reviewing information and recommendations presented by Gurr, the Board of Directors (at the recommendation of the Committee), granted stock options to the Company’s executive officers, board members and other Company employees and consultants.  The Board believed these option grants were appropriate and reasonable for various reasons, including that certain Company officers and directors appointed or elected in April 2010 had not received any form of equity based compensation, and director fee cash payments were decreased and quarterly stock grants were eliminated.  The Board believes that these option grants will help further align the interests of the Company’s officers and directors with it shareholders.    Included in the persons who were granted options in August 2010 were the persons then serving as the Company’s executive officers, including:

Name	Number of Options

Gregory Hahn	400,000
Merlin Bingham	200,000
Robert Devers	500,000
Terry Brown	200,000
Timothy Barry	500,000

Of note, at the time of the August 2010 option grants Mr. Bingham was no longer serving as an executive officer but remained on the Board of Directors.  Further, of the options granted to Mr. Hahn, 200,000 were granted to him in his capacity as a director and the other 200,000 were granted to him in his capacity as the interim Chief Executive Officer and President.

Employment Agreements with our Named Executive Officers

Historically the Company has entered into employment agreements with its named executive officers. Each of our executive officers are paid a salary for their services and have been granted stock options in consideration for their services. When the Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, the Committee reviews and approves the terms of the compensation granted and awarded to our named executive officers.

Merlin Bingham

Effective January 1, 2007, Merlin Bingham entered into an employment agreement with the Company, pursuant to which he initially received a base annual salary of $206,000.  Mr. Bingham’s salary was increased to $247,000 effective as of January 1, 2008.

According to the severance terms of the employment agreement, upon termination of employment by the Company without cause, Mr. Bingham was entitled to receive a severance payment equal to twelve months salary. Further, upon a change in control (which is defined in the agreement), Mr. Bingham was entitled to receive a severance payment equal to twelve months salary following the expiration of his employment agreement but only if his agreement was not renewed for the calendar year following the year in which the change in control occurred.

On July 1, 2010 Mr. Bingham retired as the Company’s Chief Executive Officer and President.  Then, on August 3, 2010 Mr. Bingham and the Company agreed to terminate Mr. Bingham’s employment agreement, with the termination effective as of July 1, 2010.  At that time Mr. Bingham entered into a severance agreement in which Mr. Bingham agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for a lump sum severance agreement in the amount of $370,500. The lump sum severance amount was determined based on the termination and change in control provisions in Mr. Bingham’s employment agreement.

Gregory Hahn

On August 4, 2010 the Company entered into a consulting agreement with Greg Hahn, its interim Chief Executive Officer and President.  The agreement is between the Company and a consulting company controlled by Mr. Hahn, and was intended to memorialize the terms pursuant to which Mr. Hahn began serving as an interim executive officer on July 1, 2010.  Initially Mr. Hahn was compensated at the rate of $12,000 and devoting approximately half of his business related time to the Company.  Then on September 1, 2010 Mr. Hahn and the Company agreed to increase Mr. Hahn’s compensation to $18,000 as Mr. Hahn agreed to devote approximately 75% of his business related time to the Company.  The agreement runs through December 2010 and continues on a month-to-month basis thereafter subject to 30-days notice of termination given by either Mr. Hahn or the Company. Mr. Hahn is subject to standard confidentiality and non-competition restrictions that are commonly required of executive level persons. As described in Note 6 to the Executive Compensation Table, prior to his appointment as interim Chief Executive Officer and President, Mr. Hahn served on the Company’s Board of Directors.

Robert Devers

On January 18, 2008, the Company entered into an employment agreement with Robert Devers that provides for a base annual salary of $165,000.  The agreement was effective January 1, 2008.  Mr. Devers is entitled to participate in all the Company’s employee benefit plans and employee benefits, including any retirement, pension, profit-sharing, stock option, insurance, hospital or other plans and benefits which now may be in effect or which may hereafter be adopted by the Board of Directors.

According to the severance terms of the employment agreement, if the agreement is terminated by the Company without cause, Mr. Devers is entitled to a severance payment equal to twelve months salary.  The agreement also provides that if it is terminated in the calendar year after the year in which a change of control (as defined in the agreement) occurs Mr. Devers is entitled to a severance payment equal to twelve months salary in addition to the remainder of the employment term.  The agreement may also be terminated at any time by Mr. Devers, with 30 days’ notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.

Roger Kolvoord

Effective January 1, 2007, Roger Kolvoord entered into an employment agreement with the Company pursuant to which he initially received a base annual salary of $187,000.  Mr. Kolvoord’s salary was increased to $224,000, effective as of January 1, 2008.

According to the severance terms of the employment agreement, upon termination of employment by the Company without cause, Mr. Kolvoord was entitled to receive a severance payment equal to twelve months salary. Further, upon a change in control (which is defined in the agreement), Mr. Kolvoord was entitled to receive a severance payment equal to twelve months salary following the expiration of his employment agreement, but only if the agreement was not renewed for the calendar year following the year in which the change in control occurred.

On August 3, 2010 Mr. Kolvoord and the Company agreed to terminate Mr. Kolvoord’s employment agreement.  At that time Mr. Kolvoord entered into a severance agreement in which Mr. Kolvoord agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for a lump sum severance agreement in the amount of $317,333.  The lump sum severance amount was determined based on the termination and change in control provisions in Mr. Kolvoord’s employment agreement.

Terry Brown

Effective January 1, 2007, Terry Brown entered into an employment agreement with the Company pursuant to which he initially received a base annual salary of $125,000. Mr. Brown’s salary was increased to $150,000 effective as of January 1, 2008.

According to the severance terms of the employment agreement, upon termination of employment by the Company without cause, Mr. Brown was entitled to receive a severance payment equal to twelve months salary. Further, upon a change in control (which is defined in the agreement), Mr. Brown was entitled to receive a severance payment equal to twelve months salary following the expiration of his employment agreement, but only if the agreement was not renewed for the calendar year following the year in which the change in control occurred.

On or about November 2, 2010 Mr. Brown and the Company agreed to terminate Mr. Brown’s employment agreement.  At that time Mr. Brown entered into a severance agreement in which Mr. Brown agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for a severance payment to be paid through two payments, the first being approximately $23,600 and the second being approximately $135,000.   The amount of this sum severance amount was determined based on the termination and change in control provisions in Mr. Brown’s employment agreement.

Tim Barry

Effective September 1, 2010, Timothy Barry entered into an employment agreement with the Company pursuant to which he receives a base salary of $650 per day and is eligible for a bonus of up to $150 per day if certain performance targets are met.

According to the severance terms of the employment agreement, upon termination of employment by the Company without cause, Mr. Barry is entitled to receive a severance payment equal to twelve months salary. Mr. Barry’s employment agreement does not contain any change in control provisions.  Mr. Barry’s employment agreement has an initial term through December 31, 2010 and then continues on a month to month basis thereafter.

Stock Option, Stock Awards and Equity Incentive Plans

The following table sets forth the outstanding equity awards for each named executive officer at October 31, 2010.  Except as otherwise indicated in the footnotes to the table, as of December 31, 2010 each of the options is currently vested in full.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
	Number of Securities
	Underlying Unexercised
	Options(1)		Option	Option
Name and Principal Position	Exercisable	Un- exercisable	Exercise Price ($)	Expiration Date

Merlin Bingham,	1,000,000	-	$2.59	1/5/2011
Former Chief Executive Officer and President (2)	150,000	-	$2.18	1/5/2011
	100,000 (3)	100,000	$0.72	1/5/2011

Gregory Hahn	250,000	-	$2.85	10/1/2017
Interim Chief Executive Officer and President	54,000	-	$0.34	2/11/2019
	300,000 (4)	100,000	$0.72	8/23/2015

Roger Kolvoord,	-	-	-	-
Former Executive Vice President (5)

Robert Devers,	166,667 (6)	333,333	$0.72	8/23/2015
Chief Financial Officer	61,875	-	$0.34	2/11/2019
	250,000	-	$4.30	6/18/2017
	100,000	-	$2.18	1/18/2018

Terry Brown,	66,667 (8)	133,333	$0.72	1/31/2011
Former Vice President, Operations (7)	32,813	-	$0.34	1/31/2011
	250,000	-	$2.59	1/31/2011
	10,000	-	$2.00	1/31/2011
	50,000		$2.18	1/31/2011

Timothy Barry,	166,667 (9)	333,333	$0.72	8/23/2015
Vice President Exploration

(1)	Includes options granted under 2000 Equity Incentive Plan, the 2006 Stock Option Plan, and the 2010 Stock Option Plan.

(2)
On October 7, 2010 Mr. Bingham resigned from the Company’s Board of Directors.  As of that date he no longer was an affiliate of the Company.  In accordance with the terms of Mr. Bingham’s options unless exercised his options will terminate 90 days after he ceased serving as a director or January 5, 2011.

(3)
On August 23, 2010, Mr. Bingham was granted options to acquire 200,000 shares of common stock; 100,000 of the options vested upon grant and the remaining 100,000 were scheduled to vest on August 23, 2011.

(4)	On August 23, 2010 Mr. Hahn was granted options to acquire an aggregate of 400,000 shares of common stock; 300,000 of the options vested upon grant and the remaining 100,000 vest on August 23, 2011.

(5)
On August 3, 2010 Mr. Kolvoord ceased serving as the Company’s Executive Vice President and as of that date was no long an affiliate of the Company.  In accordance with the terms of Mr. Kolvoord’s options on October 29, 2010 all of Mr. Kolvoord’s options were forfeited.

(6)	On August 23, 2010 Mr. Devers was granted an option to acquire 500,000 shares of common stock; 166,667 vested upon grant; 166,667 vest on August 23, 2011; and 166,666 vest on August 23, 2012.

(7)
On November 2, 2010 Mr. Brown ceased serving as the Company’s Vice President – Exploration.   As of that date he no longer was an affiliate of the Company.  In accordance with the terms of Mr. Brown’s options unless exercised his options will terminate 90 days after he ceased serving as an executive officer or January 31, 2011.

(8)
 On August 23, 2010, Mr. Brown was granted options to acquire 200,000 shares of common stock; 66,667 of the options vested upon grant; and the remainder were to vest on August 23, 2011; and August 23, 2012.

Compensation of Directors

During the year ended October 31, 2010 the following persons served on the Company’s Board of Directors:

Brian Edgar (Executive Chairman) (1)
Merlin Bingham (2)
Roger Kolvoord (3)
Gregory Hahn (4)
Wesley Pomeroy (4)
Robert Kramer (4)
Duncan Hsia (1)
Murray Hitzman (1)

(1)	Elected to the Board of Directors effective as of April 16, 2010.
(2)	Mr. Bingham resigned from the Board of Directors on October 7, 2010.
(3)	Mr. Kolvoord did not stand for reelection at the Company’s meeting of shareholders and ceased serving as a director on April 16, 2010.
(4)	Messrs. Hahn, Pomeroy, and Kramer served on the Board of Directors throughout the 2010 fiscal year.

Independent Directors Compensation Structure

As of October 31, 2010 the following directors were considered “independent”: Messrs: Pomeroy, Kramer, Hsia, and Hitzman.  Mr. Hahn was considered independent until July 1, 2010 when he was appointed as the interim Chief Executive Officer and President.  It is expected that Mr. Hahn will again be considered independent when the Company appoints a new person(s) to permanently fill those roles.  Mr. Edgar currently serves as the Company’s Executive Chairman pursuant to the terms of an employment agreement, and is not considered “independent.”

Effective February 1, 2008 through July 31, 2010, the Company’s independent directors were compensated $9,000 per quarter and issued 10,800 shares of the Company’s common stock per fiscal quarter for their services.

On August 23, 2010, the Company significantly revised the compensation structure of its independent directors after reviewing a compensation survey and report prepared by Gurr. Effective August 1, 2010, the independent directors no longer receive quarterly stock grants of the Company’s common stock for their services.  Instead, the Company’s independent directors receive $20,000 in fees per year (down from $36,000 per year), paid quarterly, and are expected to receive annual stock option grants. Persons who serve as the chair of certain committee are paid additional fees. Under this structure the person serving as the Chair of the Company’s Audit Committee receives an annual cash fee of $6,000 (payable in equal increments on the last day of each fiscal quarter), and its Compensation Committee Chair and its Corporate Governance and Nominating Committee Chair shall each receive, respectively, an annual cash fee of $3,000 (payable in the same manner), in each case in consideration for their respective service as the chairs of such committees.  The new compensation structure for the Company’s independent directors is intended to be in-line with the median compensation paid by various peer companies identified by Gurr and to provide for more emphasis on equity based awards as opposed to cash compensation.

As part of this new compensation structure on August 23, 2010 the Company granted options to the Company’s officers and directors, including options to acquire 200,000 shares of common stock to each of the Company’s independent directors.

Executive Chairman Compensation Structure

Effective April 16, 2010 Brian Edgar began serving as the Company’s Executive Chairman.  On October 6, 2010 the Company entered into an employment agreement with Mr. Edgar.  The employment agreement was effective as of April 16, 2010, but was not fully executed and delivered by the parties until October 6, 2010.  The term of the employment agreement is through April 15, 2012.  Mr. Edgar is being compensated at the rate of $7,500 per month and will be eligible for an annual bonus in the discretion of the Board of Directors.  If the employment agreement is terminated by the Company without cause Mr. Edgar is entitled to a severance payment equal to twelve months of his base compensation.

Director Compensation – Fiscal 2010

As noted above, Messrs. Bingham and Kolvoord served on the Company’s Board of Directors during a portion of the 2010 fiscal year.  Mr. Kolvoord did not receive any separate compensation for serving on the Board of Directors.  In August 2010 Mr. Bingham was granted a stock option in his capacity as a director, the terms of which are described in the notes to the summary compensation table above.

Gregory Hahn served on the Board of Directors throughout the 2010 fiscal year.  As of July 1, 2010 he began serving as the Company’s interim Chief Executive Officer and President.  While serving as an interim executive officer Mr. Hahn has not received the standard compensation provided to the Company’s independent directors but instead has been compensated in accordance with the terms of the consulting agreement described in the executive compensation section above.  Any compensation received by Mr. Hahn solely in his capacity as a director is described in the notes to the summary compensation table above.

During the fiscal year end October 31, 2010, the Company compensated the following directors, who are not named executive officers, for their services as directors as follows:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)		Stock awards ($)		Option awards ($) (1)		All other compensation ($)	Total ($)

Brian Edgar (2)	$48,750	(2)	$-		$277,620	(3)	$1,361	$327,731

Wesley Pomeroy	$33,500	(4)	$26,028	(5)	$92,540	(5)	$-	$152,068

Robert Kramer	$33,500	(6)	$26,028	(7)	$92,540	(7)	$-	$152,068

Duncan Hsia	$15,500		$10,296	(8)	$92,540	(8)	$-	$118,336

Murray Hitzman	$15,500		$10,296	(9)	$92,540	(9)	$-	$118,336

(1)
Amounts represent the calculated fair value of stock options granted to the named directors based on provisions of ASC 718-10, Stock Compensation. See note 10 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)	Effective April 16, 2010 Mr. Edgar was appointed as the Company’s Executive Chairman. Starting that day the Company agreed to compensate Mr. Edgar at the rate of $7,500 per month.

(3)
On August 23, 2010 Mr. Edgar was granted an option to acquire 600,000 shares of the Company’s common stock.   The option is exercisable at $0.72 per share for a term of five years.  300,000 shares underlying the option vested on the date of grant and the remaining 300,000 vest on August 23, 2011 (or in full upon a change of control event).

(4)
Mr. Pomeroy was paid fees equal to $33,500 during the fiscal year ended October 31, 2010 including $750 for serving as the Chair of the Corporate Governance and Nominating Committee, and $750 for serving as the Chair of the Compensation Committee.

(5)
During the fiscal year ended October 31, 2010 Mr. Pomeroy was issued 32,400 shares of common stock in consideration for services provided in his capacity as a director.   Mr. Pomeroy holds options to purchase 504,000 shares of the Company’s common stock, of which 404,000 are vested.  During the fiscal year ended October 31, 2010, Mr. Pomeroy was issued an aggregate of 200,000 options pursuant to the 2010 Stock Option Plan for director compensation.

(6)	Mr. Kramer was paid fees equal to $33,500 during the fiscal year ended October 31, 2010 including $1,500 for serving as the Chair of the Audit Committee.

(7)
During the fiscal year ended October 31, 2010 Mr. Kramer was issued 32,400 shares of common stock in consideration for services provided in his capacity as a director. Mr. Kramer holds options to purchase 754,000 shares of the Company’s common stock, of which 654,000 are vested. During the fiscal year ended October 31, 2010, Mr. Kramer was issued an aggregate of 200,000 options pursuant to the 2010 Stock Option Plan for director compensation.

(8)
During the fiscal year ended October 31, 2010 Mr. Hsia was issued 12,600 of common stock in consideration for services provided in his capacity as a director.  Mr. Hsia holds options to purchase 200,000 shares of the Company’s common stock of which 100,000 are vested.  Ms. Hsia was granted options to acquire 200,000 shares of common stock pursuant to the 2010 Stock Option Plan for director compensation.

(9)
During the fiscal year ended October 31, 2010 Dr. Hitzman was issued 12,600 of common stock in consideration for services provided in his capacity as a director.  Dr. Hitzman holds options to purchase 200,000 shares of the Company’s common stock of which 100,000 are vested.  Dr. Hitzman was granted options to acquire 200,000 shares of common stock pursuant to the 2010 Stock Option Plan for director compensation.  Dr. Hitzman also was granted an option to acquire 100,000 of common stock from certain Company shareholders and affiliates; however this option is not exercisable until April 15, 2012.

Re-pricing of Options

None.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock as of December 31, 2010 was 105,951,922.  The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2010 by each person (other than the Directors and Executive Officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Metalline Beneficial Ownership(1)	Percent of Metalline Common stock

Sprott Asset Management LP South Tower, Royal Bank Plaza Suite 2700, Toronto, ON M5J 2J1	5,912,185	5.6%

John C. Barrett PO Box 10433 Pompano Beach FL 33061	6,861,750 (2)	6.4%

(1)	Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Includes warrants to acquire 1,100,000 shares of common stock held by John C. Barrett and John C. Barrett Revocable Trust.

Security Ownership of Management

The following table sets forth as of December 31, 2010, the number of shares of the Company’s common stock beneficially owned by each of the Company’s current directors, the Company’s executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Metalline Beneficial Ownership(1)	Percent of Metalline Common stock

Brian Edgar 885 W. Georgia Street Suite 2200 Vancouver B.C., V6C 3E8	Executive Chairman	4,869,952 (2)	4.5%

Gregory Hahn 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Interim Chief Executive Officer, President, Director	729,500 (3)	0.7%

Wesley Pomeroy 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Director	848,000 (4)	0.8%

Robert Kramer 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Director	843,750 (5)	0.8%

Duncan Hsia 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Director	1,741,300 (6)	1.6%

Murray Hitzman 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Director	236,820 (7)	0.2%

Robert J. Devers 6400 S. Fiddlers Green Circle Suite 950 Greenwood Village, CO 80111	Chief Financial Officer	588,542 (8)	0.6%

Timothy Barry 885 W. Georgia Street Suite 2200 Vancouver B.C., V6C 3E8	Vice President - Exploration	854,667 (9)	0.8%

All current directors, executive officers and named executive officers as a group (eight persons)		10,655,370 (10)	9.7%
____________

*	Indicates less than one percent.

(1)	Calculated in accordance with rule 13d-3 under the Securities Exchange Act of 1934.

(2)	Includes: (i) 4,512,792 shares of common stock; (ii) 57,160 shares of common stock held by Mr. Edgar’s spouse; and (iii) vested options to acquire 300,000 shares of common stock.

(3)	Includes: (i) 125,500 shares of common stock; and (ii) vested options to acquire 604,000 shares of common stock.

(4)	Includes: (i) 294,000 shares of common stock; and (ii) vested options to acquire 404,000 shares of common stock; and (iii) warrants to acquire 150,000 shares of common stock.

(5)
Includes: (i) 165,000 shares of common stock; (ii) 7,500 shares of common stock held by Mr. Kramer’s spouse; (iii) vested options to acquire 654,000 shares of common stock; and (iv) warrants to acquire 17,250 shares of common stock.

(6)
Includes: (i) 647,550 shares of common stock held by Mr. Hsia; (ii) 300,000 shares of common stock held in trust by Mr. Hsia’s spouse; (iii) 370,000 shares of common stock held in trust for the benefit of Mr. Hsia’s children; (iv) 6,000 shares of common stock held by Mr. Hsia’s children; (v) warrants to acquire 87,500 shares of common stock; (vi) warrants to acquire 180,000 shares of common stock held by Mr. Hsia’s spouse; (vii) warrants to acquire 50,250 shares of common stock held in trust for the benefit of Mr. Hsia’s children; and (viii) vested options to acquire 100,000 shares of common stock.

(7)	Includes: (i) 36,820 shares of common stock; and (ii) vested options to acquire 200,000 shares of common stock.

(8)	Includes: (i) 10,000 shares of common stock; and (ii) vested options to acquire 578,542 shares of common stock.

(9)	Includes: (i) 688,000 shares of common stock; and (ii) vested options to acquire 166,667 shares of common stock.

(10)	Includes securities reflected in footnotes 2 - 9.

Change in Control Arrangements

As of December 31, 2010, there are no arrangements that would result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plans in the form required by Item 201(d) of Regulation S-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Related Party Transactions

Pursuant to its charter our Audit Committee reviews and approves all related party transactions on an ongoing basis.  The following sets out information regarding transactions between the Company and its officers, directors and significant shareholders since November 1, 2009.

Employment Agreements

See Item 11 - Executive Compensation of this Form 10-K for a discussion of the employment agreements between the Company and each of Messrs. Devers and Edgar.

Additionally, effective September 1, 2010 the Company entered into an employment agreement with Timothy Barry, it’s newly appointed Vice President of Exploration.  The employment agreement is for a term through December 31, 2010 and then continues on a month-to-month basis.  Mr. Barry is compensated at the rate of $650 per day for those days he actually works (being approximately 20 days per month) at the Sierra Mojada site which equates to $13,000 per month.   Mr. Barry is also entitled to bonus if certain performance criteria are met.  If the Company terminates the agreement without cause (or death or disability) before September 1, 2011 Mr. Barry is entitled to severance equal to six months of his base compensation; if the agreement is terminated for any of these reasons after September 1, 2011 Mr. Barry is entitled to compensation equal to twelve months of his compensation.

Consulting Fees and Other Compensation Arrangements

See Item 11 – Executive Compensation of this Form 10-K for a discussion of the consulting agreement pursuant to which Mr. Hahn is currently serving as the Company’s interim Chief Executive Officer and President.

Vehicle Purchase

In May 2010, Merlin Bingham purchased a vehicle from the Company for $8,900.  The vehicle was fully depreciated and the sales price was determined by the Chief Financial Officer based upon market research of comparable vehicles.

Severance Agreements

See Item 11 – Executive Compensation of this Form 10-K for a discussion of the severance agreements entered into between the Company and each of Messrs. Bingham and Kolvoord on August 3, 2010, and Mr. Brown on or about November 1, 2010.

Private Placement Transactions

Certain officers and directors of Dome participated in the Metalline private placement transaction that closed on December 22, 2009.  Each of these Dome affiliates purchased Metalline units at $0.46 per unit with each unit consisting of one share of Metalline common stock and one warrant, with each two warrants (which warrants terminated in accordance with their terms) being exercisable at $0.57 per share.  The Dome affiliates that participated in that private placement included Brian Edgar who invested $460,000 in that private placement.

Director Independence

As of December 31, 2010 the Company’s Board of Directors consists of Messrs. Edgar, Hahn, Pomeroy, Kramer, Hsia and Hitzman.  Each of Messrs. Pomeroy, Kramer, Hsia and Hitzman is considered “independent” as that term is defined in Section 803A of the NYSE Amex Company Guide.  Mr. Hahn was considered independent before being appointed as the Company’s interim Chief Executive Officer and President.  It is expected that Mr. Hahn will again be considered independent upon the Company retaining a new person to permanently fill those positions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hein & Associates LLP serves as our independent registered public accounting firm.  Hein & Associates was appointed our independent registered public accounting firm on September 4, 2007.

Audit Fees

During the fiscal year ended October 31, 2010 and 2009, Hein & Associates LLP billed us aggregate fees and expenses in the amount of $179,327 and $76,705, respectively.  These aggregate fees listed above include professional services for the audit of our annual financial statements, professional services for the audit of the Company’s internal controls, review procedures for an S-4 registration statement filed in connection with the Dome Merger Transaction and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no audit-related fees billed by Hein & Associates during fiscal years ended October 31, 2010 and 2009.

Tax Fees

During the fiscal year ended October 31, 2010 and 2009, Hein & Associates LLP billed us aggregate fees and expenses for tax services and in the amount of $8,676 and $1,175, respectively.

All Other Fees

There were no other services provided by Hein & Associates during fiscal years ended October 31, 2010 and 2009.

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

PART IV

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization	8-K	02/03.2010	10.1

3.1.1	Restated Articles of Incorporation.				X

3.1.2	Amended and Restated Bylaws				X

4.1	Rights Agreement	8-A	06/11/2007	1

10.1	2000 Equity Incentive Plan.	10-KSB	10/31/2006	4.1

10.2	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.3	2010 Stock Option Plan.	8-K	02/03/2010	10.3

10.4	Employment agreement with Robert Devers	8-K	01/17/2008	10.1

10.5	Consulting agreement with Greg Hahn Consulting LLC	8-K	08/02/2010	10.1

10.6	Employment agreement with Brian Edgar	8-K	10/06/2010	10.1

10.7	Employment agreement with Timothy Barry	10-Q	07/31/2010	10.2

14	Code of Ethics	10-KSB	01/31/07	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Hein & Associates LLP				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	X

99.1	Sierra Mojada location map. (1)	X

99.2	Gabon location map. (1)	X

(1) Filed herewith under Item 2. Properties

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Date: January 14, 2011	By:	/s/ Gregory Hahn
Gregory Hahn,
President and Principal Executive Officer

Date: January 14, 2011	By:	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 14, 2011	By:	/s/ Brian Edgar
Brian Edgar, Director

Date: January 14, 2011	By:	/s/ Gregory Hahn
Gregory Hahn, Director

Date: January 14, 2011	By:	/s/ Wesley Pomeroy
Wesley Pomeroy, Director

Date: January 14, 2011	By:	/s/ Robert Kramer
Robert Kramer, Director

Date: January 14, 2011	By:	/s/ Duncan Hsia
Duncan Hsia, Director

Date: January 14, 2011	By:	/s/ Murray Hitzman
Murray Hitzman, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METALLINE MINING COMPANY
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7 - F-12

Notes to Consolidated Financial Statements	F-13 - F-40

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Metalline Mining Company
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Metalline Mining Company (an exploration stage company) (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalline Mining Company (an exploration stage company) as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the combination in the consolidated statements of operations, cash flows, and stockholders’ equity of the amounts as presented for the years ending October 31, 2010 and 2009 with the amounts for the corresponding consolidated statements for the period from inception (November 8, 1993) through October 31, 2008.  In our opinion the amounts have been properly combined for the period from inception (November 8, 1993) through October 31, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metalline Mining Company’s and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 13, 2011 expressed an unqualified opinion on the effectiveness of Metalline Mining Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 13, 2011

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	October 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,570,598	$1,482,943
Other receivables	17,965	18,303
Prepaid expenses	248,417	134,122
Prepaid income taxes	22,231	—
Total Current Assets	10,859,211	1,635,368

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 4)	4,318,292	3,713,722
Gabon, Africa (Notes 3, 4 and 6)	4,396,915	—
	8,715,207	3,713,722

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $941,781 and $679,659, respectively (Note 5)	1,361,358	1,005,733

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,241,876 and $273,761, respectively (Note 2)	629,338	686,992
Goodwill (Note 3)	19,738,862	—
Other assets	9,435	—
	20,377,635	686,992

TOTAL ASSETS	$41,313,411	$7,041,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$729,314	$55,037
Accrued liabilities and expenses	241,389	346,446
Accrued severance costs	184,000	—
Payable to joint venture partner (Note 6)	632,687	—
Deferred salaries and costs (Note 12)	—	393,903
Income tax payable (Note 13)	—	9,290
Total Current Liabilities	1,787,390	804,676

COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)

STOCKHOLDERS’ EQUITY (Notes 8, 9, 10, 11 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 105,929,762 and 48,834,429 shares issued and outstanding, respectively	1,059,297	488,344
Additional paid-in capital	98,358,340	55,144,214
Deficit accumulated during exploration stage	(61,322,505)	(51,917,015)
Other comprehensive income	1,430,889	2,521,596
Total Stockholders’ Equity	39,526,021	6,237,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,313,411	$7,041,815

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2010	2009	2010
REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	4,295,052	1,206,178	21,219,550
Depreciation and asset write-off	271,724	174,927	1,147,620
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	4,566,776	1,381,105	22,367,170

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel costs	2,297,129	1,494,244	15,679,855
Office and administrative expenses	633,897	255,297	3,348,486
Professional services	1,646,218	943,384	12,688,218
Directors fees	749,891	302,332	3,911,642
Provision for uncollectible value-added taxes	928,877	56,102	1,205,395
Depreciation	15,175	20,539	235,495
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	6,271,187	3,071,898	37,069,091

LOSS FROM OPERATIONS	(10,837,963)	(4,453,003)	(59,436,261)

OTHER INCOME (EXPENSES)
Interest and investment income	60,954	1,542	898,363
Foreign currency translation gain (loss)	1,364,555	(264,919)	(2,488,419)
Miscellaneous income (loss)	4,764	—	(67,873)
TOTAL OTHER INCOME (EXPENSE)	1,430,273	(263,377)	(1,657,929)

LOSS BEFORE INCOME TAXES	(9,407,690)	(4,716,380)	(61,094,190)

INCOME TAX EXPENSE (BENEFIT) (Note 13)	(2,200)	7,730	102,225

NET LOSS	$(9,405,490)	$(4,724,110)	$(61,196,415)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	(1,090,707)	165,556	1,430,889

COMPREHENSIVE LOSS	$(10,496,197)	$(4,558,554)	$(59,765,526)

NET LOSS	$(9,405,490)	$(4,724,110)
DEEMED DIVIDEND ON EXERCISE OF WARRANTS (Note 11)	—	(126,090)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(9,405,490)	$(4,850,200)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,432,631	41,482,728

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,405,490)	$(4,724,110)	$(61,196,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	311,336	195,455	1,409,988
Provision for uncollectible value-added taxes	923,288	54,716	1,198,420
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(1,352,817)	236,129	2,654,346
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Stock options issued for compensation	927,999	693,588	8,015,208
Common stock issued for directors fees	95,832	46,332	693,276
Stock options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	43,686	1,978,243
(Increase) decrease in, net of merger transaction:
Value added tax receivable	(759,575)	(201,061)	(1,869,606)
Other receivables	18,749	12,500	(5,798)
Prepaid expenses	(94,040)	(107,013)	(225,159)
Prepaid income taxes	(21,562)	—	(21,562)
Deposits	(4,746)	—	(4,746)
Increase (decrease) in, net of merger transaction:
Accounts payable	409,014	(78,280)	464,016
Income tax payable	(9,544)	(7,809)	2,889
Accrued liabilities and expenses	(125,419)	158,378	255,226
Accrued liabilities and expenses	184,000	—	184,000
Deferred salaries and costs	(393,903)	393,903	—
Other liabilities	—	(35,627)	7,649
Net cash used by operating activities	(9,296,878)	(3,319,213)	(40,918,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 3)	2,618,548	—	2,618,548
Equipment purchases	(550,986)	(5,814)	(2,875,174)
Proceeds from sale of equipment	8,900	—	8,900
Proceeds from sale of mining concessions	100,000	—	100,000
Acquisition of mining concessions	(373,479)	—	(5,005,516)
Net cash provided by (used by) investing activities	1,802,983	(5,814)	(5,153,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	15,071,516	1,322,988	49,773,710
Proceeds from exercise of warrants	953,595	1,249,380	5,650,942
Payable to joint venture partner	582,372	—	582,372
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	16,607,483	2,572,368	56,971,131

Effect of exchange rates on cash and cash equivalents	(25,933)	6,824	(329,247)

Net increase (decrease) in cash and cash equivalents	9,087,655	(745,835)	10,570,598
Cash and cash equivalents beginning of period	1,482,943	2,228,778	—

Cash and cash equivalents end of period	$10,570,598	$1,482,943	$10,570,598

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2010	2009	2010
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$27,074	$14,523	$117,008
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$24,840,886	$—	$24,840,886
Warrants issued in merger with Dome	$1,895,252	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,220

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total
Common stock issuance prior to inception (no value)	576,480	$5,765	$(5,765)	$—	$—	$—	$—

Net loss for the year ended October 31, 1994	—	—	—	—	(8,831)	—	(8,831)
Balances, October 31, 1994	576,480	5,765	(5,765)	—	(8,831)	—	(8,831)

Net loss for the year ended October 31, 1995	—	—	—	—	(7,761)	—	(7,761)
Balances, October 31, 1995	576,480	5,765	(5,765)	—	(16,592)	—	(16,592)

Issuances of common stock as follows: - for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	(40,670)	—	(40,670)
Balances, October 31, 1996	3,134,339	31,344	153,485	—	(57,262)	—	127,567

Issuances of common stock as follows: - for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows: - 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	(582,919)	—	(582,919)
Balances, October 31, 1997	4,452,439	44,525	941,352	—	(640,181)	—	345,696

Issuances of common stock as follows: - for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows: - 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	60,000	—	—	—	60,000
- for consulting fees	—	—	117,000	—	—	—	117,000

Warrants issued for services	—	—	488,980	—	(488,980)	—	—

Net loss for the year ended October 31, 1998	—	—	—	—	(906,036)	—	(906,036)
Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

Issuances of common stock as follows:
- for cash at an average of $1.04 per share	818,800	8,188	842,712	—	—	—	850,900
- for drilling fees at $0.90 per share	55,556	556	49,444	—	—	—	50,000

Stock option and warrant activity as follows:
- exercise of options at $0.90 per share	250,000	2,500	222,500	—	—	—	225,000
- issuance of options for financing fees	—	—	216,000	—	—	—	216,000

Stock subscription received	—	—	—	300,000	—	—	300,000

Net loss for the year ended October 31, 1999	—	—	—	—	(1,423,045)	—	(1,423,045)
Balance, October 31, 1999	7,217,095	72,172	4,754,330	—	(3,458,242)	—	1,368,260

Stock option and warrant activity as follows:
- Exercise of options at $0.86 per share	950,000	9,500	802,750	—	—	—	812,250
- Warrants issued for services	—	—	55,000	—	—	—	55,000

Issuances of common stock as follows:
- for cash at an average of $2.77 per share	1,440,500	14,405	3,972,220	—	—	—	3,986,625
- for services at $1.28 per share	120,000	1,200	152,160	—	—	—	153,360
- for equipment at $1.67 per share	15,000	150	24,850	—	—	—	25,000

Net loss for the year ended October 31, 2000	—	—	—	—	(882,208)	—	(882,208)
Balances, October 31, 2000	9,742,595	97,427	9,761,310	—	(4,340,450)	—	5,518,287

Stock option and warrant activity as follows:
- Warrants exercised at $0.75 per share	20,000	200	14,800	—	—	—	15,000
- Options issued for consulting fees	—	—	740,892	—	—	—	740,892
- Warrants issued for consulting fees	—	—	144,791	—	—	—	144,791

Issuances of common stock as follows:
- for cash at $2.00 per share	250,000	2,500	497,500	—	—	—	500,000
- for cash of $210 and services at $2.07 per share	21,000	210	43,260	—	—	—	43,470
- for cash of $180 and services at $2.05 per share	18,000	180	36,720	—	—	—	36,900
- for services at $2.45 per share	6,000	60	14,640	—	—	—	14,700
- for services at $1.50 per share	12,000	120	17,880	—	—	—	18,000

Net loss for the year ended October 31, 2001	—	—	—	—	(2,069,390)	—	(2,069,390)
Balance, October 31, 2001	10,069,595	100,697	11,271,793	—	(6,409,840)	—	4,962,650

Issuances of common stock as follows:
- for cash at $2.00 per share	50,000	500	99,500	—	—	—	100,000
- for cash and warrants at $1.50 per share	96,000	960	143,040	—	—	—	144,000
- for cash and warrants at $1.50 per share	66,667	667	99,333	—	—	—	100,000
- for compensation at an average of $1.23 per share	86,078	861	104,014	—	—	—	104,875

Stock option activity as follows:
- for compensation at $0.61 per share	—	—	61,000	—	—	—	61,000

Net loss for the year ended October 31, 2002	—	—	—	—	(765,765)	—	(765,765)
Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2002	10,368,340	$103,685	$11,778,680	$—	$(7,175,605)	$—	$4,706,760

Issuances of common stock as follows:
- for cash at $2.00 per share	100,000	1,000	199,000	—	—	—	200,000
- for cash at an average of $0.98 per share	849,000	8,489	821,510	—	—	—	829,999
- for cash and warrants at $1.50 per share	7,000	70	10,430	—	—	—	10,500
- for compensation at an average of $1.25 per share	391,332	3,913	487,275	—	—	—	491,188
- for services at an average of $1.23 per share	91,383	914	119,320	—	—	—	120,234
- for subscriptions receivable at $1.00 per share	38,000	380	37,620	(38,000)	—	—	—

Net loss for the year ended October 31, 2003	—	—	—	—	(1,107,228)	—	(1,107,228)

Balance, October 31, 2003	11,845,055	118,451	13,453,835	(38,000)	(8,282,833)	—	5,251,453

Issuances of common stock as follows:
- for cash at $1.00 per share, less issuance costs of $698,863	7,580,150	75,801	6,805,485	—	—	—	6,881,286
- for compensation at an average of $1.26 per share	120,655	1,207	151,064	—	—	—	152,271
- for services at various prices	141,286	1,413	153,801	—	—	—	155,214

Stock subscription received	—	—	—	38,000	—	—	38,000

Miscellaneous corrections and adjustments	64,263	643	(643)	—	—	—	—

Net loss for the year ended October 31, 2004	—	—	—	—	(5,036,805)	—	(5,036,805)

Balance, October 31, 2004	19,751,409	197,515	20,563,542	—	(13,319,638)	—	7,441,419

Issuances of common stock as follows:
- for cash at an average of $0.98 per share with attached warrants	476,404	4,764	461,965	—	—	—	466,729
- for compensation at an average of $1.00 per share	176,772	1,768	175,005	—	—	—	176,773

Net loss for the year ended October 31, 2005	—	—	—	—	(3,302,161)	—	(3,302,161)
Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

Issuance of common stock as follows:
- for cash at an average price of $.80 per share with attached warrants	13,374,833	133,748	11,077,879	—	—	—	11,211,627
- for services at an average price of $.80 per share with attached warrants	73,650	736	58,213	—	—	—	58,949
- for compensation at an average price of $.80 per share	248,593	2,486	154,389	—	—	—	156,875
- for adjustment of private placement selling price	81,251	812	(812)	—	—	—	—

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers and independent directors at an average fair value of $2.18 per share	—	—	4,360,000				4,360,000
- options & warrants for directors fees at an average fair value of $2.17 per share	—	—	1,665,705	—	—	—	1,665,705
- modification of options	—	—	48,000	—	—	—	48,000
- exercise of warrants at an average price of $1.25 per share	25,000	250	31,000	—	—	—	31,250

Net loss for the year ended October 31, 2006	—	—	—	—	(11,193,037)	—	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$38,594,886	$—	$(27,814,836)	$—	$11,122,129

Issuance of common stock as follows:
- for cash at an average price of $2.35 per share with attached warrants	2,413,571	24,136	5,647,757	—	—	—	5,671,893
- for services at an average price of $4.31 per share	49,120	491	211,069	—	—	—	211,560
- for directors fees at an average price of $2.71 per share	108,000	1,080	305,100	—	—	—	306,180

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.30 per share	2,240,374	22,404	2,917,750	—	—	—	2,940,154
- warrants issued for financial services at an average fair value of $1.82 per share	—	—	1,094,950				1,094,950
- stock based compensation for options issued to officer and independent director	—	—	434,189				434,189
- for cashless exercise of options	126,000	1,260	(1,260)	—	—	—	—
- extension of warrant for services	—	—	68,999	—	—	—	68,999

Other Comprehensive Income – Foreign Currency translation adjustment	—	—	—	—	—	(86,642)	(86,642)

Net loss for the year ended October 31, 2008	—	—	—	—	(6,931,557)	—	(6,931,557)

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

Issuance of common stock as follows:
- for directors fees at an average price of $1.69 per share	145,200	1,452	243,480	—	—	—	244,932
- for services at an average price of $2.18 per share	38,000	380	82,460	—	—	—	82,840

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.25 per share	381,250	3,812	472,751	—	—	—	476,563
- warrants issued for financial services at an average fair value of $.82 per share	—	—	81,838				81,838
- stock based compensation for options issued to officer and independent directors during prior periods	—	—	693,362				693,362
- stock based compensation for options issued to officers	—	—	475,018				475,018
- stock based compensation for options issued to employees	—	—	164,435				164,435
- stock based compensation for options issued to consultant	—	—	266,616				266,616

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	2,442,682	2,442,682

Net loss for the year ended October 31, 2008	—	—	—	—	(12,320,422)	—	(12,320,422)

Balance, October 31, 2008	39,709,427	$397,094	$51,753,400	$—	$(47,066,815)	$2,356,040	$7,439,719

Issuance of common stock as follows:
- for cash at an average price of $0.25 per share with attached warrants	5,291,952	52,920	1,270,068	—	—	—	1,322,988
- for directors fees at an average price of $0.36 per share	129,600	1,296	45,036	—	—	—	46,332

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $0.34 per share	3,703,450	37,034	1,212,346	—	—	—	1,249,380
- warrants issued for financial services at an average fair value of $0.43 per share	—	—	39,022				39,022
- extension of warrant for services	—	—	4,664	—	—	—	4,664
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	514,152				514,152
- stock based compensation for options issued to officers and independent directors	—	—	179,436				179,436

Deemed dividend on exercise of warrants (Note 10)			126,090		(126,090)		—

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	165,556	165,556

Net loss for the year ended October 31, 2009	—	—	—	—	(4,724,110)	—	(4,724,110)

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139
Issuance of common stock as follows:
- for cash at an average price of $0.46 per share with attached warrant	6,700,000	67,000	3,043,000	—	—	—	3,110,000
- for special warrant offering at an average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	—	—	—	11,961,516
- for Dome merger consideration at $1.26 per share with attached warrant (Note3)	19,714,989	197,150	24,643,736	—	—	—	24,840,886
- for directors fees at an average price of $0.81 per share	118,800	1,188	94,644	—	—	—	95,832
Stock option and warrant activity as follows:
- warrants issued to replace Dome warrants as of Merger Date (Note 3)	—	—	1,895,252	—	—	—	1,895,252
- warrants issued at an average price of $0.41 per share	2,308,281	23,082	930,512	—	—	—	953,594
- for cashless exercise of options	243,669	2,437	(2,437)				—
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	67,065	—	—	—	67,065
- stock based compensation for options issued to officers and independent directors	—	—	860,934	—	—	—	860,934

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(1,090,707)	(1,090,707)
Net loss for the year ended October 31, 2010	—	—	—	—	(9,405,490)	—	(9,405,490)

Balance, October 31, 2010	105,929,762	$1,059,297	$98,358,340	$—	$(61,322,505)	$1,430,889,	$39,526,021

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

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to October 31, 2010 to ensure that such events have been properly reflected in these consolidated financial statements. See Note 15 for disclosure of subsequent events.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its domestic cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Although cash deposits held in domestic financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000, certain bank accounts held by the Company exceed these federally insured limits. As of October 31, 2010, the Company’s domestic cash and cash equivalent balances included $9,522,180 which was not federally insured. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico, Canada, and Gabon.  These accounts are denominated in the local currency and are considered uninsured.  As of October 31, 2010 and October 31, 2009, the U.S. dollar equivalent balance for these accounts was $798,418 and $38,851, respectively.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were stock options and warrants in the aggregate of 19,217,369 shares and 17,984,713 shares outstanding at October 31, 2010 and 2009, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of mining concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, and calculating stock-based compensation.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.  Exploration costs expensed during the fiscal years ended October 31, 2010 and 2009 were $4,295,052 and $1,206,178, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $21,219,550.

Exploration Stage Activities

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Operations

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country. The following table details foreign assets included in the accompanying balance sheet at October 31, 2010:

	Mexico	Gabon
Cash and cash equivalents	$183,454	$497,654
Other receivables	9,826	8,139
Prepaid expenses	134,985	121,068
Mining concessions	4,318,292	4,396,915
Office & mining equipment, net	1,297,714	29,181
Value-added tax receivable, net	430,151	199,187
Other assets	-	9,435
	$6,374,422	$5,261,579

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from governmental authorities on goods and services purchased by its Mexican and Gabonese subsidiaries.  As of October 31, 2010, the Company has filed IVA tax returns with the Mexican authorities to recover approximately $746,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  IVA tax returns for approximately $926,000 of IVA taxes paid to vendors for goods and services purchased in 2009 and 2010 have not yet been filed, but are recorded as receivable as amounts are still recoverable.

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

During 2010, management continued to aggressively pursue collection of these IVA taxes.  The Company has changed its fiscal reporting jurisdiction to a larger municipality and has hired a new IVA tax consultant in an effort to collect these tax receivables.  Due to the continued uncertainty as to ultimate collection of the IVA tax receivable, management evaluated the IVA tax receivable at October 31, 2010 and increased the allowance for uncollectible taxes to 15.4 million pesos or $1,241,876.  The Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of October 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the changes in the allowance for uncollectible taxes for the fiscal years ended October 31, 2010 and 2009 is as follows:

Allowance for uncollectible taxes – November 1, 2008	$220,416
Provision for Uncollectible IVA Taxes	56,102
Foreign currency translation adjustment	(2,757)
Allowance for uncollectible taxes – October 31, 2009	273,761
Provision for Uncollectible IVA Taxes	928,877
Foreign currency translation adjustment	39,238
Allowance for uncollectible taxes – October 31, 2010	$1,241,876

Mineral Concessions

Costs of acquiring mineral concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date, no mineral concessions have reached the production stage.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets. See Note 5.

Revenue Recognition

The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of October 31, 2010, the Company has not recognized any revenues.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months. As of October 31, 2010, the Company did not own any marketable securities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

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

Effective November 1, 2007, the Company adopted accounting guidance for uncertainty in income taxes.  This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

In February 2008, the Financial Accounting Standards Board (“FASB”)  issued further accounting guidance which delayed the effective date of applying fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The new accounting guidance for nonfinancial assets and nonfinancial liabilities was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of the new guidance applicable to non-financial assets and liabilities did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2010 and October 31, 2009, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable, payable to joint venture partner, and income tax payable, approximate fair value at October 31, 2010 and October 31, 2009 due to the short maturities of these financial instruments.

On November 1, 2008, the Company also adopted a pronouncement on what is now codified as Accounting Standards Codification 820, Fair Value Measurements and Disclosure.  This pronouncement provides authoritative guidance regarding the fair value option for financial assets and financial liabilities.  This guidance provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus this authoritative guidance did not have an impact on the Company's financial position or results of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended October 31, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the Dome transaction.  The Company will perform its annual impairment test of goodwill during the quarter ended April 30, 2011. See Note 3.

Recent Accounting Pronouncements

In December 2007, the FASB issued a pronouncement on what is now codified as ASC 805, Business Combinations.  This pronouncement revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company on November 1, 2009. The adoption of this new guidance had a material impact on the Company’s financial position, results of operations and cash flows for the fiscal year ended October 31, 2010 due to the acquisition of Dome.

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

NOTE 3 – MERGER WITH DOME VENTURES

On April 16, 2010 (the “Merger Date”), a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company (the “Merger”). To effect the Merger, Dome stockholders received 0.968818 shares of the Company’s common stock for each share of Dome common stock they held as of the Merger Date. Additionally, on the Merger Date, all outstanding warrants to acquire Dome common stock were exchanged for warrants to acquire the Company’s common stock on equivalent terms.  As a result of the Merger, the holders of the Company’s common stock prior to the Merger Date own approximately 53% of the Company post-merger and the former Dome shareholders own approximately 47% of the Company post-merger. Dome is a resource company that holds three exploration licenses in Gabon, West Africa and recently entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold. See Note 6.

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

(a)
In accordance with ASC Topic 805-10, Business Combinations — Overall (“ASC 805-10”), transactions entered into primarily for the benefit of the combined entity, rather than primarily for the benefit of the acquired company should be accounted for as a separate transaction.  The special warrant offering described above was completed for the benefit of the combined entity and therefore the value of the Metalline common shares issued in exchange for the shares acquired upon the conversion of the special warrants was treated as a separate financing transaction and not included as part of the merger consideration.

NOTE 3 – MERGER WITH DOME VENTURES (continued)

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the Merger Date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

Estimated Fair Value
Cash and cash equivalents	$2,618,548
Other receivables	17,942
Prepaid expenses	6,404
Property Concessions – Gabon, Africa	4,496,915
Equipment	59,331
Value-added tax receivable	65,129
Other assets	4,294
Accounts payable	(251,577)
Accrued expenses	(6,436)
Payable to joint venture partner	(13,274)
Total identifiable net assets	6,997,276
Goodwill	19,738,862
Merger consideration transferred	$26,736,138

As of the Merger Date, the expected fair value of other receivables and value-added tax receivable approximated the historical cost. Property concessions do not have a useful life pursuant to the Company’s policy on property concessions as described in Note 2.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Dome and its subsidiaries. The Company estimates that the $19.7 million of goodwill resulting from the Dome Merger transaction will be not deductible for tax purposes.

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

NOTE 3 – MERGER WITH DOME VENTURES (continued)

During the fiscal year ended October 31, 2010, the Company incurred merger related transaction costs consisting primarily of legal and accounting fees of $260,672.  These costs are included in professional fees on the consolidated statement of operations.

Actual and Pro-forma Impact of the Merger

Dome’s net loss of $11,174 for period from the Merger Date through October 31, 2010 is included in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2010.  The net loss for Dome represents a net loss per share of less than $0.01 per share for the Company during the fiscal year ended October 31, 2010.

The following table presents supplemental pro forma information as if the Merger had occurred on November 1, 2008. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net loss would have been had the Company completed the Merger on November 1, 2009, or November 1, 2008. In addition, the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Fiscal year Ended October 31,
	2010	2009
Revenues	$—	$—
Net loss	(10,258,000)	(5,854,000)
Loss per share	$(0.10)	$(0.06)

2010 Pro forma Results – Fiscal year Ended October 31, 2010

The 2010 pro forma results were calculated by combining the results of Metalline with the stand-alone historical results of Dome for the six months ended March 31, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred had the acquisition commenced on November 1, 2008:

•	Record additional depreciation of $15,000 for estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminate historical compensation costs for Dome officers/directors incurred during the period and record additional director’s fees for the chairman and two additional independent directors added in conjunction with the merger.

•	Credit for actual transactions costs incurred of $650,000 to consummate the merger during the fiscal year ended October 31, 2010.

NOTE 3 – MERGER WITH DOME VENTURES (continued)

2009 Pro forma Results - Fiscal year Ended October 31, 2009

The 2009 pro forma results were calculated by combining the historical financial results of Metalline with the stand-alone historical results of Dome for the fiscal year ended September 30, 2009. Additionally, the following adjustments were made to account for certain costs that would have been incurred had the acquisition commenced on November 1, 2008:

•	Recorded additional depreciation of $30,000 for the fiscal year ended October 31, 2009 for estimated fair value of fixed assets identified in the merger using an estimated remaining life of two years.

•
Eliminated historical compensation costs for Dome officers/directors incurred during the period and record additional directors’ fees for the chairman and two additional independent directors added in conjunction with the merger.

NOTE 4 – MINING CONCESSIONS

Sierra Mojada Mining Concessions

The Company owns or has an option to acquire 27 mining concessions consisting of 19,580 hectares (about 48,385 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The mining concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Project.

In April 2010, the Company entered into agreements with several Mexican individuals to acquire seven mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 3 to 5 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as mining concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession. As of October 31, 2010, the Company has capitalized $385,000 of payments pursuant to these option purchase agreements.

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

The exploration licenses are valid for three years and are renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term. Dome may apply for a mining license at any time during these periods.  As of October 31, 2010, one United States dollar approximates 483 CFA francs.

NOTE 5 - EQUIPMENT

The following is a summary of the Company's property and equipment at October 31, 2010 and October 31, 2009, respectively:

	October 31,	October 31,
	2010	2009
Mining equipment	$1,639,726	$1,209,471
Well equipment	41,762	31,239
Communication equipment	9,957	7,288
Buildings and structures	193,257	139,679
Vehicles	181,040	114,369
Computer equipment and software	192,927	160,629
Office equipment	44,470	10,238
Assets under construction	—	12,479
	2,303,139	1,685,392
Less: Accumulated depreciation	(941,781)	(679,659)
	$1,361,358	$1,005,733

Depreciation expense for the fiscal years ended October 31, 2010 and 2009 was $286,899 and $195,466, respectively.

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

NOTE 6 – JOINT VENTURE AGREEMENTS

In October 2009, Dome and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and the Ndjole and Mevang Joint Venture Agreement.

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.  As of October 31, 2010, AngloGold has contributed approximately $1,991,000 to the joint venture for exploration costs pursuant to the provision above.

NOTE 6 – JOINT VENTURE AGREEMENTS (continued)

Once it has earned a 60% interest, AngloGold can earn an additional 10% interest (70% total) by spending $5 million on exploration expenditures within two years of earning into a 60% interest as set out above. When the parties have a 70/30 joint venture, and if Dome elects not to contribute to work programs and budgets, AngloGold may elect to earn an additional 15% interest (85% total) by carrying the project to a completed pre-feasibility study. Should AngloGold fail to perform as set out above, a 100% interest in the licenses shall revert to Dome and the joint venture will cease. AngloGold shall be entitled to withdraw from the joint venture after it has spent $1 million on exploration expenditures.

Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interests will be converted to a 2% Net Smelter Return which can be purchased at appraised value 14 months after commencement of commercial production.

Dome was initially appointed as the project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.  Effective August 21, 2010, Dome and AngloGold mutually agreed to transfer the project manager responsibilities for both joint ventures to AngloGold.  Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of October 31, 2010, the payable to AngloGold was $632,687.

NOTE 7 - RELATED PARTY TRANSACTIONS

Following the Merger, the Company entered into a similar arrangement that Dome previously had with Rand Edgar Investment Corp, a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid $10,000 per month for rent and administrative services for an office in Vancouver, British Columbia.   During the year ended October 31, 2010 the Company paid $60,000 to Rand Edgar Investment for six months of rent and administrative services

In May 2010, Merlin Bingham, the Company’s President, purchased a vehicle from the Company for $8,900.  The vehicle was fully depreciated and the resulting gain on sale of assets is included in miscellaneous income on the consolidated statement of operations for the fiscal year ended October 31, 2010.

NOTE 8 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right has attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of October 31, 2010, there are 105,929,762 shares outstanding with Rights attached.

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

NOTE 9 - COMMON STOCK

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

Pursuant to ASC 805-10, the 19,714,989 shares issued for merger consideration were measured at $1.26, the closing market price of the Company’s common stock on April 16, 2010.

In August 2010, the Company completed a private placement of 200,000 units at a price of $0.60 per unit, with each unit consisting of one share of restricted common stock one stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock. Each whole warrant is exercisable at $0.70 per share and has a term of one year.  Net proceeds from this placement were $120,000.

During year ended October 31, 2010, the Company issued 2,308,281 shares of common stock upon the exercise of warrants at an average cash consideration of $0.41 per share and issued 118,800 shares of common stock at an average market price of $0.81 per share to its independent directors for services provided.  In addition, during the fiscal year ended October 31, 2010, options to acquire 448,938 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 243,669 shares without payment of the exercised price and the remaining options for 205,262 shares were cancelled.

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

NOTE 9 - COMMON STOCK (continued)

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

NOTE 9 - COMMON STOCK (continued)

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

NOTE 10 - STOCK OPTIONS

The Company has three existing qualified stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan”) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company may grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  Under the 2010 Stock Option and Stock Bonus Plan (the “2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  As of October 31, 2010, the Company has obtained approval from NYSE Amex to issue up to 10,300,000 shares under the 2010 Plan.

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

NOTE 10 - STOCK OPTIONS (continued)

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

A summary of the range of assumptions used to value stock options for the fiscal years ended October 31, 2010 and 2009 is as follows:

	Fiscal Year Ended October 31,
Options	2010	2009

Expected volatility	101% -114%	83%
Risk-free interest rate	0.63% – 0.93%	2.2%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	7.0

The weighted-average grant-date fair value of options granted during the fiscal year ended October 31, 2010 and 2009 was $0.46 and $0.25, respectively.

During the fiscal year ended October 31, 2010, options to acquire 243,669 shares of common stock were exercised by way of a cashless exercise at an average exercise price of $0.34 per share.  The options had an intrinsic value of $99,941 at the time of exercise.

The following is a summary of stock option activity for the fiscal year ended October 31, 2010 and 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2008	4,400,004	$2.56
Granted	705,619	.34
Exercised	—	—
Forfeited	—	—
Expired	(100,000)	1.25
Outstanding at October 31, 2009	5,005,623	$2.27
Granted	3,495,000	0.72
Exercised	(243,669)	0.34
Forfeited	(1,055,262)	2.11
Expired	(300,000)	1.87
Outstanding at October 31, 2010	6,901,692	$1.59	5.52	$74,440

Vested or Expected to Vest at October 31, 2010	6,901,692	$1.59	5.52	$74,440
Exercisable at October 31, 2010	4,938,355	$1.92	5.77	$74,440

NOTE 10 - STOCK OPTIONS (continued)

The Company recognized stock-based compensation costs for stock options of $927,999 and $693,588 for the fiscal years ended October 31, 2010 and 2009, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

On August 23, 2010, the Company implemented a new compensation structure for its independent directors after considering an independent compensation report prepared for the Company.  Effective as of August 1, 2010, the Board of Directors approved a reduction in the quarterly director fees from $9,000 per quarter to $5,000 per quarter and eliminated quarterly stock grants of 10,800 shares per quarter in favor of issuing certain discretionary stock options. As further outlined in the compensation report, the Board of Directors granted stock options to purchase 200,000 shares of common stock under the 2010 Stock Option Plan to each of its independent directors of the Company with an exercise price of $0.72 and an expiration date of five years. The options vested 50% on the date of grant and the remaining 50% vest on August 23, 2011.  The Board also granted options on August 23, 2010 to the persons serving on the Board who were not considered independent at the time of grant being:  Brian Edgar (an option to acquire 600,000 shares); Merlin Bingham (an option to acquire 200,000 shares); and Greg Hahn (an option to acquire 200,000 shares).  The fair market value of the 1,800,000 options at the date of grant was $0.46 per share and the Company recognized $481,948 of compensation expense during the fiscal year ended October 31, 2010. This expense is included in directors’ fees under general and administrative expenses. As of October 31, 2010, there remains $350,951 of total unrecognized compensation expense which is expected to be recognized over a period of 0.8 years.

Also on August 23, 2010 and after considering the compensation report prepared for the Company, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase an aggregate of 1,400,000 shares of common stock under the 2010 Stock Option Plan to the Company’s executive officers with an exercise price of $0.72 and an expiration date of five years. Stock options granted to the Interim President and CEO to purchase 200,000 shares vested immediately and the remaining options vest 1/3 on the date of grant, 1/3 on August 23, 2011, and 1/3 on August 23, 2012. The fair market value of the options at the date of grant was $0.47 per share and the Company recognized $321,645 of compensation expense during fiscal year ended October 31, 2010. This expense is included in personnel expense under general and administrative expenses. As of October 31, 2010, there remains $330,430 of total unrecognized compensation expense which is expected to be recognized over a period of 1.81 years.

On September 7, 2010, the Board of Directors granted options to purchase 295,000 shares of common stock under the 2010 Stock Option Plan to twenty employees with an exercise price of $0.73 and an expiration date of five years.  The options vest 1/3 on date of grant, 1/3 on September 7, 2011, and 1/3 on September 7, 2012 and have a cashless exercise feature. The fair market value of the options at the date of grant was $0.47 per share and the Company recognized $57,341 during fiscal year ended October 31, 2010. This expense is included in personnel expense under general and administrative expenses. As of October 31, 2010, there remains $82,359 of total unrecognized compensation expense which is expected to be recognized over a period of 1.8 years.

In February 2009, the Company granted options to acquire 705,619 shares of common stock with a weighted-average grant-date fair value of $0.25 to officers, corporate employees and independent directors in consideration for entering into salary deferral agreements. The stock options have an exercise price of $0.34 and an expiration term of 10 years.  The options vested immediately and had a fair value of $179,436 at date of grant.

On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 at date of grant, 1/3 on January 1, 2009, and 1/3 on January 1, 2010.  The fair market value of the options at the date of grant was $1.60 per share and the Company has recognized $18,562 and $146,999 of compensation expense during fiscal year ended October 31, 2010 and 2009, respectively. This expense is included in personnel expense under general and administrative expenses. As of October 31, 2010, all compensation expense related to these options has been recognized.

NOTE 10 - STOCK OPTIONS (continued)

Also on January 18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years.  The options vest 1/3 on December 31, 2008, 1/3 on December 31, 2009, and 1/3 on December 31, 2010 and have a cashless exercise feature. The fair market value of the options at the date of grant was $1.67 per share and the Company has recognized $55,009 and $114,585 of compensation expense during fiscal year ended October 31, 2010 and 2009, respectively. This expense is included in personnel expense under general and administrative expenses. As of October 31, 2010, all compensation expense related to these options has been recognized.

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

In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan.  The options vested 50,000 on October 31, 2008, and 100,000 on both October 31, 2008 and 2009.  The fair market value of the options at the date of grant was $3.37 per share and the Company has recognized $145,764 and $389,248 of compensation expense during fiscal year ended October 31, 2009 and 2008, respectively. This expense is included in personnel expense under general and administrative expenses. As of October 31, 2009, all compensation expense has been recognized for this option.

In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.

During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the 2006 Stock Option Plan with an exercise price of $2.59 and an expiration of ten years. The options vested immediately and were assigned a fair value of $2.18 per share for total compensation of $4,360,000.  The compensation expense is included in personnel costs under general and administrative expenses.  In addition, the Company granted 750,000 options to independent directors with an exercise price of $2.59 and an expiration of ten years. These options vested immediately and were assigned a fair value of $2.18 per share for total consideration of $1,635,000. The compensation expense attributable to these options was included in directors’ fees under general and administrative expenses.  In addition, the Company extended the contractual life of 310,000 fully vested stock options held by 19 employees.  As a result of this modification, the Company recognized additional compensation expense of $48,000 for the year ended October 31, 2006.

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The fair value of these options was determined using the Black-Scholes option pricing model using a risk free interest rate of 3.25% and a volatility of 42.49%. The total value was calculated at $61,000.

NOTE 10 - STOCK OPTIONS (continued)

Summarized information about stock options outstanding and exercisable at October 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-0.73	3,751,688	5.05	$0.69	1,855,019	$0.67
2.18-2.25	650,004	7.28	2.20	583,336	2.20
2.18 - 2.85	2,250,000	5.66	2.62	2,250,000	2.62
4.30	250,000	6.64	4.30	250,000	4.30
$0.34 - 4.30	6,901,692	5.52	$1.59	4,938,355	$1.92

A summary of the nonvested options as of October 31, 2010 and 2009 and changes during the fiscal years ended October 31, 2010 and 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2008	666,671	$2.01
Granted	705,619	.25
Vested	(1,105,620)	0.97
Forfeited	—	—
Nonvested at October 31, 2009	266,670	$1.69
Granted	3,495,000	0.46
Vested	(1,798,333)	0.59
Forfeited	—	—
Nonvested at October 31, 2010	1,963,337	$0.51

As of October 31, 2010, there was $770,246 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 1.30 years.

NOTE 11 - WARRANTS

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

NOTE 11 – WARRANTS (continued)

A summary of warrant activity for the fiscal years ended October 31, 2010 and 2009 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2008	13,946,564	$1.45
Issued with private placement	2,645,976	0.50
Issued for services	90,000	0.34
Exercised	(3,703,450)	1.50
Forfeited or expired	—	—
Outstanding at October 31 2009	12,979,090	$1.23
Issued with private placement	3,450,000	0.58
Issued in merger with Dome	2,228,281	0.41
Exercised	(2,308,281)	0.41
Forfeited or expired	(4,033,413)	0.75
Outstanding at October 31, 2010	12,315,677	$1.21	0.62	$359,677

Exercisable at October 31, 2010	12,315,677	$1.21	0.62	$359,677

Pursuant to the private placement transaction that closed in December 2009 and described in Note 9, the Company issued warrants to acquire 3,250,000 of common stock. The warrants were only to be exercisable if the merger agreement between Dome and Metalline was terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  As a result of the closing of the Merger on April 16, 2010, the warrants issued in this private placement were terminated in accordance with their terms.

Pursuant to the private placement transaction that closed in August 2010 and described in Note 9, the Company issued warrants to acquire 200,000 of common stock.

In connection with the Merger, the Company issued 2,228,281 warrants with an exercise price of $0.41 to replace all of the outstanding warrants of Dome at the time of the Merger.  As detailed in Note 3, the fair value of the warrants using the Black-Scholes valuation model was $1,895,252. All of these warrants were subsequently exercised in June 2010.  The warrants had an intrinsic value of $631,669 at time of exercise.

During the fiscal year ended October 31, 2010, warrants to acquire 2,308,281 shares of common stock were exercised at an average exercise price of $0.41 per share.  The warrants had an intrinsic value of $686,469 at time of exercise.

NOTE 11 – WARRANTS (continued)

Summarized information about warrants outstanding and exercisable at October 31, 2010 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	90,000	2.28	$0.34	90,000	$0.34
0.50	2,565,976	1.71	0.50	2,565,976	0.50
0.70	200,000	0.82	0.70	200,000	0.70
1.25	8,501,756	0.25	1.25	8,501,756	1.25
2.13	59,610	0.99	2.13	59,610	2.13
2.42	398,335	0.35	2.42	398,335	2.42
3.40	500,000	1.18	3.40	500,000	3.40
$0.34 - $3.40	12,315,677	0.62	$1.21	12,315,677	$1.21

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

NOTE 11 – WARRANTS (continued)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company’s activities.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

Effective July 1, 2010, Merlin Bingham ceased serving as the Company’s President and Chief Executive Officer.  Effective July 31, 2010 Roger Kolvoord ceased serving as the Company’s Executive Vice President.  On August 3, 2010, the Company entered into a Severance Agreement with each of Mr. Bingham and Mr. Kolvoord.  Pursuant to the termination and change in control provisions set forth in their employment agreements, Mr. Bingham and Mr. Kolvoord were paid lump sum severance amounts of $349,916 and $317,333, respectively.  In connection with his severance agreement, Mr. Bingham and the Company agreed that his employment agreement was terminated effective as of July 1, 2010.  In connection with his severance agreement Mr. Kolvoord and the Company agreed that his employment agreement was terminated effective as of August 1, 2010.

Effective July 1, 2010, Greg Hahn was appointed as the Company’s interim President and Chief Executive Officer.  Mr. Hahn agreed to serve as the interim Chief Executive Officer and President for a minimum of six months as the Company continues to search for a person to permanently fill those positions.  Initially Mr. Hahn was compensated at the rate of $12,000 per month while serving as an executive officer, however effective September 1, 2010 his compensation was increased to $18,000 due to the increased time demands imposed on Mr. Hahn.

On August 4, 2010 (although effective as of July 1, 2010), the Company entered into a consulting agreement with an entity controlled by Mr. Hahn, that sets forth the terms by which Mr. Hahn is serving as the Company’s interim President and Chief Executive Officer.   The agreement provided that Mr. Hahn will devote approximately half of his business related time to the Company and be entitled to the monthly compensation for a minimum of three months even if the Company appoints another person to permanently serve as its Chief Executive Officer and/or President prior to September 30, 2010.  Effective September 1, 2010 the agreement was amended to provide that Mr. Hahn will devote approximately 75% of his business related time to the Company (which resulted in the increase in his compensation). Mr. Hahn is subject to standard confidentiality and non-competition restrictions that are commonly required of executive level persons.

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the materials terms of his compensation. In September 2010, the Company entered into an employment agreement with Mr. Edgar memorializing the terms of his employment.  The employment agreement has a term through April 15, 2012. Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman. The employment agreement provides that Mr. Edgar is entitled to a severance payment if the agreement is terminated under certain circumstances including if Mr. Edgar is terminated without cause.

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

Effective November 1, 2010, Terry Brown ceased serving as Vice President Operations.  The Company entered into a severance agreement with Mr. Brown whereby he agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for a severance payment to be paid through two payments, the first being approximately $23,600 and the second being approximately $135,000.   The amount of this sum severance amount was determined based on the termination and change in control provisions in Mr. Brown’s employment agreement.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

The Company continued to defer these costs until December 24, 2009, at which time the Board of Directors determined that the Company had obtained sufficient operating capital to pay the deferred salaries.

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

NOTE 13 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera Metalin, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera Metalin.

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome as discussed in Note 1, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation with offices in Canada, files tax returns in the United States and Canada and Dome Ventures SARL Gabon files tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

On October 1, 2007, the Mexican government enacted a new law, which was effective January 1, 2008 that introduces a new minimum flat tax system. This new flat tax system integrates with the regular income tax system and is based on cash-basis net income that includes only certain receipts and expenditures.  The flat tax is set at 17.5% of cash-basis net income as determined, with transitional rates of 16.5% and 17.0% in 2008 and 2009, respectively.  If the flat tax is positive, it is reduced by the regular income tax and any excess is paid as a supplement to the regular income tax.  If the flat tax is negative, it may serve to reduce the regular income tax payable in that year or can be carried forward for a period of up to ten years to reduce any future flat tax. During the fiscal years ended October 31, 2009, the Company increased its tax provision by $3,347 for estimated flat taxes owed by Contratistas. No additional tax provision was required for flat taxes during the fiscal year ended October 31, 2010.

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2010	2009
Foreign
Current tax expense (benefit)	$(2,200)	$7,730
Deferred tax expense (benefit)	—	—
	$(2,200)	$7,730

NOTE 13 – INCOME TAXES (Continued)

The Company’s provision for income taxes for the fiscal year ended October 31, 2010 consisted of a tax credit of $2,200 related to a provision to return true-up for foreign income taxes for Contratistas for the calendar year ended December 31, 2009.  There was no federal or state income tax provision for the fiscal year ended October 31, 2010 and 2009.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2010	2009

Income tax benefit calculated at U.S. Federal Income tax rate	$(3,292,000)	$(1,653,000)

Differences arising from:
Permanent differences	259,000	174,000
State income taxes	(157,000)	(51,000)
Benefit from lower foreign income tax rate	240,000	107,000
Adjustment for foreign flat tax	—	3,000
Decrease (increase) in state tax rates	(360,000)	102,000
Adjustment to prior year taxes	68,000	93,000
Inflation adjustment foreign net operating loss	(138,000)	(176,000)
Foreign currency fluctuations	(240,000)	30,000
Increase in valuation allowance	3,618,000	1,374,000
Other	—	4,000
Net income tax provision	$(2,000)	$7,000

The components of the deferred tax assets at October 31, 2010 and 2009 were as follows:

	October 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards – U.S.	$10,710,000	$7,482,000
Net operating loss carryforwards – Mexico	4,645,000	3,674,000
Stock-based compensation – U.S.	3,352,000	3,820,000
Exploration costs	299,000	—
Other – U.S.	68,000	158,000
Other - Mexico	385,000	103,000
	19,459,000	15,237,000

Deferred tax liability
Mining Concessions	(1,539,000)	—
Total net deferred tax assets	17,920,000	15,237,000
Less: valuation allowance	(17,920,000)	(15,237,000)
Net deferred tax asset	$—	$—

At October 31, 2010, the Company has U.S. net operating loss carryforwards of approximately $28.4 million which expire in the years 2010 through 2030.  The Company has $16.5 million of net operating loss carryforwards in Mexico which expire in the years 2014 through 2020.

The valuation allowance for deferred tax assets of $17.9 and $15.2 million at October 31, 2010 and 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable. However, the Company’s assessment may change as it moves into the production phase of its mining properties.

NOTE 13 – INCOME TAXES (continued)

Mexico Tax Legislation

In December 2009, tax reform legislation proposed by Mexican Congress was published in the Official Journal of the Federation and became law. Under the provisions of the new law, the corporate tax rate increased from 28% to 30% beginning in calendar year 2010, decrease from 30% to 29% in calendar year 2013, and return to 28% in calendar year 2014.  The increase in the corporate tax rate will result in higher foreign income taxes for Contratistas.  The Company has elected not to adjust the effective tax rate for deferred tax purposes as it anticipates that the corporate income tax rate will return back to 28% in the years in which the tax differences are expected to reverse.

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

During the fiscal years ended October 31, 2010 and 2009, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2010 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

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

NOTE 13 – INCOME TAXES (continued)

The Company’s policy is to classify tax related interest and penalties as income tax expense.  There is no interest or penalties estimated on the underpayment of income taxes as a result of unrecognized tax benefits.

NOTE 14 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	October 31,
	2010	2009
Identifiable assets
Mexico	$6,374,000	$5,566,000
Canada	117,000	-
Gabon, Africa	5,262,000	-
United States	9,821,000	1,476,000
	21,574,000	$7,042,000

	For the year ended October 31,		Nov. 8 1993 (Inception) to October 31,
	2010	2009	2010
Identifiable assets
Mexico	$(4,157,000)	$(1,957,000)	$(22,077,000)
Canada	(42,000)	-	(42,000)
Gabon, Africa	31,000	-	31,000
United States	(5,237,000)	(2,767,000)	(39,108,000)
	(9,405,000)	$4,724,000)	$(61,196,000)

NOTE 15 – SUBSEQUENT EVENTS

On December 15, 2010, the Board of Directors granted options to purchase 250,000 shares of common stock under the 2010 Stock Option Plan to an employee with an exercise price of $1.18 and an expiration date of five years.  The options vest 1/3 on March 6, 2011, 1/3 on December 15, 2011, and 1/3 on December 15, 2012 and have a cashless exercise feature.

On December 21, 2010, warrants to acquire 20,000 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $12,200 at time of exercise.

On January 3, 2011, options to acquire 100,000 shares of the Company’s common stock were exercised at an average exercise price of $0.72 per share.  The options had an intrinsic value of $56,000 at time of exercise.