Form 10-Q
period 2011-01-31
METALLINE MINING CO
filed 2011-03-10
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

METALLINE MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

885 West Georgia Street, Suite 2200
Vancouver, B.C. V6C 3E8
 (Address of principal executive offices, including zip code)

Registrant’s telephone number: 604-687-5800

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of February 28, 2011, there were 106,151,402 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALLINE MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as January 31, 2011 and October 31, 2010	2

Consolidated Statements of Operations for the three months ended January 31, 2011 and January 31, 2010, and for the period from inception (November 8, 1993) to January 31, 2011	3

Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and January 31, 2010, and for the period from inception (November 8, 1993) to January 31, 2011	4-5

Notes to Consolidated Financial Statements	6-23

[The balance of this page has been intentionally left blank.]

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2011	October 31, 2010
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,294,152	$10,570,598
Other receivables	12,276	17,965
Prepaid expenses	289,698	248,417
Prepaid income taxes	18,836	22,231
Total Current Assets	8,614,962	10,859,211

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	4,418,853	4,318,292
Gabon, Africa (Notes 4, 5 and 7)	4,424,352	4,396,915
	8,843,205	8,715,207

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $904,462 and $941,781, respectively (Note 6)	1,247,077	1,361,358

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,256,150 and $1,241,876, respectively (Note 3)	784,335	629,338
Goodwill (Note 4)	19,738,862	19,738,862
Other assets	6,264	9,435
	20,529,461	20,377,635

TOTAL ASSETS	$39,234,705	$41,313,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$405,813	$729,314
Accrued liabilities and expenses	183,757	241,389
Accrued severance costs	—	184,000
Payable to joint venture partner (Note 7)	585,181	632,687
Total Current Liabilities	1,174,751	1,787,390

COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)

STOCKHOLDERS’ EQUITY (Notes 9, 10, 11, 12 and 16)
Common stock, $0.01 par value; 300,000,000 shares authorized, 106,151,402 and 105,929,762 shares issued and outstanding, respectively	1,061,514	1,059,297
Additional paid-in capital	98,689,211	98,358,340
Deficit accumulated during exploration stage	(62,933,556)	(61,322,505)
Other comprehensive income	1,242,785	1,430,889
Total Stockholders’ Equity	38,059,954	39,526,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,234,705	$41,313,411

** Derived from the audited financial statements for the year ended October 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2011	2010	2011
REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,041,166	583,915	28,197,807
Depreciation and asset write-off	59,002	43,470	1,206,622
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	1,100,168	627,385	29,404,429

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel costs	270,739	239,512	15,073,541
Office and administrative	197,235	88,110	3,545,721
Professional services	207,510	264,953	7,835,690
Directors fees	131,288	47,736	4,042,930
Provision for uncollectible value-added taxes	—	—	1,205,395
Depreciation	3,430	4,434	238,925
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	810,202	644,745	31,942,202

LOSS FROM OPERATIONS	(1,910,370)	(1,272,130)	(61,346,631)

OTHER (EXPENSES) INCOME
Interest and investment income	23,440	689	921,802
Foreign currency transaction gain (loss)	284,568	(52,652)	(2,203,850)
Miscellaneous income (expense)	(4,801)	—	(72,674)
TOTAL OTHER (EXPENSES) INCOME	303,207	(51,963)	(1,354,722)

LOSS BEFORE INCOME TAXES	(1,607,163)	(1,324,093)	(62,701,353)

INCOME TAX (BENEFIT) EXPENSE	3,888	(14,696)	106,113

NET LOSS	$(1,611,051)	$(1,309,397)	$(62,807,466)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments	(188,104)	29,952	1,242,785

COMPREHENSIVE LOSS	$(1,799,155)	$(1,279,445)	$(61,564,681)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	105,982,031	51,660,868

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,611,051)	$(1,309,397)	$(62,807,466)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	68,703	47,903	1,478,691
Provision for uncollectible value-added taxes	—	—	1,198,420
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(275,423)	52,609	2,378,923
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Stock options issued for compensation	191,931	37,806	8,207,139
Common stock issued for directors fees	—	20,736	693,276
Stock options and warrants issued for directors fees	—	—	1,665,705
Stock options and warrants issued for services	—	—	2,828,135
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
(Increase) decrease in, net of merger transaction:
Value added tax receivable	(152,148)	(47,285)	(2,021,754)
Other receivables	5,582	1,263	(216)
Prepaid expenses	(42,522)	(104,004)	(267,681)
Prepaid income taxes	3,627	—	(17,935)
Deposits	2,965	—	(1,781)
Increase (decrease) in, net of merger transaction:
Accounts payable	(323,237)	126,175	140,779
Income tax payable	—	(9,394)	2,889
Accrued liabilities and expenses	(58,818)	(179,052)	196,408
Accrued severance	(184,000)	—	—
Deferred salaries and costs	—	(393,903)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(2,374,391)	(1,756,543)	(43,292,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 4)	—	—	2,618,548
Equipment purchases	(6,317)	(81,079)	(2,881,491)
Proceeds from sale of equipment	65,472	—	74,372
Proceeds from sale of mining concessions	—	—	100,000
Acquisition of mining concessions	(50,601)	—	(5,056,117)
Net cash provided by (used by) investing activities	8,554	(81,079)	(5,144,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	2,990,000	49,773,710
Proceeds from exercise of warrants	10,000	—	5,660,942
Proceeds from exercise of options	131,156		131,156
Proceeds from sales of options and warrants	—	—	949,890
Payable to joint venture partner	(36,108)	—	546,264
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	105,048	2,990,000	57,076,179

Effect of exchange rates on cash and cash equivalents	(15,657)	(10,456)	(344,904)

Net (decrease) increase in cash and cash equivalents	(2,276,446)	1,141,922	8,294,152
Cash and cash equivalents beginning of period	10,570,598	1,482,943	—

Cash and cash equivalents end of period	$8,294,152	$2,624,865	$8,294,152

The accompanying notes are an integral part of these consolidated financial statements.

METALLINE MINING COMPANY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2011	2010	2011

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$18,605	$117,008
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,220

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiary, Dome Ventures SARL Gabon, as well as its 99.99%-owned subsidiary incorporated in Nigeria, Dome Minerals Nigeria Limited. Dome conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon. We included the financial results of Dome and its subsidiaries in our consolidated statement of operations effective April 16, 2010.

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

NOTE 2 – BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

Reclassification

Certain reclassifications have been made to the prior period and inception to date financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to January 31, 2011 to ensure that such events have been properly reflected in these consolidated financial statements. See Note 16 for disclosure of subsequent events.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its domestic cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Although cash deposits held in domestic financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000, certain bank accounts held by the Company exceed these federally insured limits.  As of January 31, 2011, the Company’s domestic cash and cash equivalent balances included $7,268,861 which was not federally insured. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico, Canada, and Gabon.  These accounts are denominated in the local currency and are considered uninsured.  As of January 31, 2011 and October 31, 2010, the U.S. dollar equivalent balance for these accounts was $775,291 and $798,418, respectively.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were stock options and warrants in the aggregate of 15,776,715 shares and 21,134,713 shares outstanding at January 31, 2011 and 2010, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.  Exploration costs expensed during the three months ended January 31, 2011 and 2010 were $1,041,166 and $583,915, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $28,197,807.

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

The following table details foreign assets included in the accompanying balance sheet at January 31, 2011:

	Mexico	Gabon
Cash and cash equivalents	$314,596	$434,336
Other receivables	9,630	2,646
Prepaid expenses	130,603	88,399
Mining concessions	4,418,853	4,424,352
Office & mining equipment, net	1,187,798	25,709
Value-added tax receivable, net	545,682	238,653
Other assets	—	6,264
	$6,607,162	$5,220,359

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value-Added Tax Receivable

The Company records a receivable for value added (“IVA”) taxes recoverable from governmental authorities on goods and services purchased by its Mexican and Gabonese subsidiaries.

During 2008, the Company filed IVA tax returns with the Mexican authorities to recover approximately $746,000 of IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  The Mexican authorities reviewed the IVA tax returns filed and requested the Company provide copies of supporting documentation for amounts filed. During 2008 and 2009, the Company worked extensively with IVA tax consultants and Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.

In 2010, the Company hired a new IVA tax consultant and changed its fiscal reporting jurisdiction to a larger municipality in an effort to collect these tax receivables.  The IVA consultant has filed or re-filed several IVA tax returns in the new jurisdiction and we are currently waiting for a response from the Mexican authorities.

At October 31, 2010, management evaluated the IVA tax receivable and increased the allowance for uncollectible taxes to approximately 15.4 million Pesos or $1,241,876. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

At January 31, 2011, management evaluated the IVA tax receivable and has determined that the allowance for uncollectible taxes of 15.4 million Pesos or $1,256,150 is reasonable and no additional provision was required for the quarter ended January 31, 2011.  Due to the uncertainty of when any IVA taxes will be recovered, the Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of January 31, 2011.

A summary of the changes in the allowance for uncollectible taxes for the three months ended January 31, 2011 is as follows:

Allowance for uncollectible taxes – October 31, 2010	$1,241,876
Provision for Uncollectible IVA Taxes	—
Foreign currency translation adjustment	14,274
Allowance for uncollectible taxes – January 31, 2011	$1,256,150

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of January 31, 2011, the Company has not recognized any revenues.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with maturities greater than three months, but not exceeding twelve months.   As of January 31, 2011, the Company did not have marketable securities.

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

The Company also uses the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  As a basis for considering such assumptions and inputs a fair value hierarchy has been established which identifies and prioritizes the three levels of inputs to be used in measuring fair value.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2011 and October 31, 2010, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, and accounts payable approximate fair value at January 31, 2011 and October 31, 2010 due to the short maturities of these financial instruments.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

NOTE 4 – MERGER WITH DOME VENTURES

On April 16, 2010 (the “Merger Date”), a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company (the “Merger”). To effect the Merger, Dome stockholders received 0.968818 shares of the Company’s common stock for each share of Dome common stock they held as of the Merger Date. Additionally, on the Merger Date, all outstanding warrants to acquire Dome common stock were exchanged for warrants to acquire the Company’s common stock on equivalent terms.  As a result of the Merger, on the Merger Date the holders of the Company’s common stock prior to the Merger Date owned approximately 53% of the Company’s outstanding common stock and the former Dome shareholders owned approximately 47% of the Company’s outstanding common stock.  Dome is a resource company that holds three exploration licenses in Gabon, West Africa and recently entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold. See Note 7.

Based on the closing price of the Company’s common stock on the Merger Date, the consideration received by Dome shareholders in the Merger had a value of approximately $26.7 million.

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

NOTE 4 – MERGER WITH DOME VENTURES (continued)

As of the Merger Date, the expected fair value of other receivables and value-added tax receivable approximated the historical cost.  Property concessions do not have a useful life pursuant to the Company’s policy on property concessions as described in Note 3.

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

In April 2010, the Company entered into agreements with several Mexican individuals to acquire seven mining concessions in the Sierra Mojada prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 3 to 5 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as mining concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.  As of January 31, 2011, the Company has capitalized $435,000 of payments pursuant to these option purchase agreements.

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

As discussed in Note 7, two of Dome’s licenses, Ndjole and Mevang, are subject to a joint venture agreement with AngloGold, whereby AngloGold has a right to earn certain interests in these licenses.  Dome also has a joint venture interest in the Ogooue license that is owned by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company, through Dome, is looking for a joint venture partner on this license.

The exploration licenses are valid for three years and are renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term.  Dome may apply for a mining license at any time during these periods.  As of January 31, 2011, one United States dollar approximates 491 CFA francs.

NOTE 6 - EQUIPMENT

The following is a summary of the Company's property and equipment at January 31, 2011 and October 31, 2010, respectively:

	January 31,	October 31,
	2011	2010

Mining equipment	$1,497,643	$1,639,726
Well equipment	42,242	41,762
Communication equipment	3,481	9,957
Buildings and structures	195,478	193,257
Vehicles	174,554	181,040
Computer equipment and software	193,229	192,927
Office equipment	44,912	44,470
	2,151,539	2,303,139
Less: Accumulated depreciation	(904,462)	(941,781)
	$1,247,077	$1,361,358

Depreciation expense for the three months ended January 31, 2011 and 2010 was $62,432 and $47,904, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 7 – JOINT VENTURE AGREEMENTS

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of January 31, 2011, AngloGold has contributed approximately $3,140,000 to the joint venture for exploration costs pursuant to the provision above.

NOTE 7 – JOINT VENTURE AGREEMENTS (continued)

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

Dome was initially appointed as the project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.  Effective August 21, 2010, Dome and AngloGold mutually agreed to transfer the project manager responsibilities for both joint ventures to AngloGold.  Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of January 31, 2011, the payable to AngloGold was $585,181.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Rand Edgar Investment Corp., a company owned 50% by Brian Edgar, the Company's Chairman, whereby the Company pays approximately $10,000 per month for rent and administrative services for an office in Vancouver, British Columbia.   During the period ended January 31, 2011 the Company paid $31,340 to Rand Edgar Investment for three months of rent and administrative services.

NOTE 9 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right has attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of January 31, 2011, there are 106,151,402 shares outstanding with Rights attached.

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

NOTE 10 - COMMON STOCK

During the three months ended January 31, 2011, the Company issued 20,000 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share.  Options to acquire 199,480 shares of common stock were also exercised at an average exercise price of $0.66.  In addition, options to acquire 6,666 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 2,160 shares without payment of the exercised price and the remaining options for 4,506 shares were cancelled.

During the three months ended January 31, 2010, the Company closed a private placement of 6,500,000 units, at a price of $0.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants entitled the holder to purchase one share of common stock. As a result of the closing of the Merger on April 16, 2010, the warrants issued as part of this private placement were terminated in accordance with their terms.  Total proceeds from this private placement were $2,990,000.  Also during the three months ended January 31, 2010, the Company issued 32,400 shares of common stock at an average market price of $0.64 per share to its independent directors for services provided during the quarter ended January 31, 2010.

NOTE 11 - STOCK OPTIONS

The Company has adopted three stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan”) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company was authorized to grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  However going forward no new options or stock bonuses will be issued pursuant to the 2000 Plan although any options currently outstanding will continue in place under the terms of the plan. Under the 2010 Stock Option and Stock Bonus Plan (the “2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  On May 25, 2010, the Company obtained approval from NYSE Amex to issue up to 10,300,000 shares under the 2010 Plan.

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

A summary of the range of assumptions used to value stock options granted for the three months ended January 31, 2011 and 2010 are as follows:

Three Months Ended January 31,
Options	2011	2010

Expected volatility	103% – 116%	—
Risk-free interest rate	0.88% – 1.34%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

NOTE 11 - STOCK OPTIONS (continued)

During the three months ended January 31, 2011, options to acquire 201,640 shares of common stock were exercised at an average exercise price of $0.66 per share.  The options had an intrinsic value of $95,090 at the time of exercise. Also during the three months ended January 31, 2011, the Company granted options to acquire 250,000 shares of common stock with a weighted-average grant-date fair value of $0.78.

No options were granted or exercised in the comparable three months ended January 31, 2010.

The following is a summary of stock option activity for the three months ended January 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	6,901,692	$2.27
Granted	250,000	1.18
Exercised	(201,640)	0.66
Forfeited	(292,383)	0.82
Expired	(1,454,506)	2.53
Outstanding at January 31, 2011	5,203,163	$1.39	5.22	$1,489,638

Vested or Expected to Vest at January 31, 2011	5,203,163	$1.39	5.22	$1,489,638
Exercisable at January 31, 2011	3,329,829	$1.74	5.57	$793,171

The Company recognized stock-based compensation costs for stock options of $191,931 and $37,806 for the three months ended January 31, 2011 and 2010, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - 1.18	3,522,207	4.81	$0.73	1,648,873	$0.67
2.18 - 2.25	430,956	7.05	2.20	430,956	2.20
2.59 - 2.85	1,000,000	5.61	2.66	1,000,000	2.66
4.30	250,000	6.38	4.30	250,000	4.30
$0.34 - 4.30	5,203,163	5.22	$1.39	3,329,829	$1.74

NOTE 11 - STOCK OPTIONS (continued)

A summary of the nonvested shares as of January 31, 2011 and changes during the three months ended January 31, 2011 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2010	1,963,337	$0.51
Granted	250,000	1.18
Vested	(47,620)	1.73
Forfeited	(292,383)	0.55
Nonvested at January 31, 2011	1,873,334	$0.51

As of January 31, 2011, there was $636,647 of total unrecognized compensation costs related to nonvested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 1.15 years.

NOTE 12 - WARRANTS

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

A summary of warrant activity for the three months ended January 31, 2011 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	12,315,677	1.21
Exercised	(20,000)	0.50
Forfeited or expired	(1,722,125)	1.25
Outstanding at January 31, 2011	10,573,552	$1.20	0.44	$1,817,784
Exercisable at January 31, 2011	10,573,552	$1.20	0.44	$1,817,784

During the three months ended January 31, 2011, warrants to acquire 20,000 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $11,600 at time of exercise.

NOTE 12 – WARRANTS (continued)

Summarized information about warrants outstanding and exercisable at January 31, 2011 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - 0.50	2,835,976	1.41	$0.51	2,835,976	$0.51
1.25 - 1.75	6,779,631	0.02	1.25	6,779,631	1.25
2.00 - 2.42	457,945	0.18	2.38	457,945	2.38
3.40	500,000	0.92	3.40	500,000	3.40
$0.34 - 3.40	10,573,552	0.44	$1.20	10,573,552	$1.20

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

In January 2007, the Company entered into an employment with Terry Brown as Vice President Operations which provided for an annual salary of $150,000 and was effective to January 1, 2012.  Effective November 1, 2010, Terry Brown ceased serving as Vice President Operations.  The Company entered into a severance agreement with Mr. Brown whereby he agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for severance payments totaling approximately $175,000.   The amount of this sum severance amount was determined based on the termination and change in control provisions in Mr. Brown’s employment agreement and was paid during the three months ended January 31, 2011.

In January 2008, the Company entered into an employment agreement with Robert Devers, as Chief Financial Officer that provides for an annual base salary of $165,000.  The employment agreement has a term through January 1, 2012 and provides for an automatic extension of a one year term unless the agreement was otherwise terminated.  The employment agreement provides for a severance payment equal to 12 months salary upon termination from the Company without cause.  Upon a change in control (which is defined in the agreement), Mr. Devers will receive a severance payment equal to twelve months salary following the expiration of his employment agreement but only if the agreement is not renewed for the calendar year following the calendar year in which the change in control occurred. The agreement may also be terminated at any time by Mr. Devers with 30 days notice.

Effective July 1, 2010, Greg Hahn was appointed as the Company’s interim President and Chief Executive Officer.  Mr. Hahn agreed to serve as the interim Chief Executive Officer and President for a minimum of six months as the Company continued to search for a person to permanently fill those positions.  Initially Mr. Hahn was compensated at the rate of $12,000 per month while serving as an executive officer, however effective September 1, 2010 his compensation was increased to $18,000 due to the increased time demands imposed on Mr. Hahn.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

On August 4, 2010 (although effective as of July 1, 2010), the Company entered into a consulting agreement with an entity controlled by Mr. Hahn, that sets forth the terms by which Mr. Hahn served as the Company’s interim President and Chief Executive Officer.   Effective September 1, 2010 the agreement was amended to provide that Mr. Hahn will devote approximately 75% of his business related time to the Company (which resulted in the increase in his compensation).  Effective February 25, 2011, Mr. Hahn resigned as Interim President and CEO to correspond with the appointment of Mr. Barry as President and CEO and the consulting agreement between the entity controlled by Mr. Hahn and the Company was terminated.

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

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration, that provides for base compensation of $650 per day (or approximately $156,000 annually) and potential bonus of $150 per day if certain performance targets are met.  Mr. Barry’s employment agreement contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective September 1, 2010. Mr. Barry’s employment agreement remained in effect upon his appointment to President and CEO on February 25, 2011.

On January 24, 2011, the Company entered into an employment agreement with Sean Fallis, as Vice President Finance that provides for an annual base salary of $150,000 CDN.  The employment agreement commences February 7, 2011 and provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause.  In the event of a change in control, Mr. Fallis is entitled to written notice of termination up to twelve months if Mr. Fallis is employed more than 36 months.

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

NOTE 14 – INCOME TAXES

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

NOTE 14 – INCOME TAXES (continued)

The Company’s provision for income taxes for the three months ended January 31, 2011 consisted of a current foreign tax provision of $3,888. The Company’s provision for income taxes for the three months ended January 31, 2010 consisted of a tax credit of $14,696 related to a provision to true-up foreign income taxes due for the calendar year ended December 31, 2009.  There was no federal or state income tax provision for the three months ended January 31, 2011 and 2010.

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

The Company did not have any unrecognized tax benefits or changes in unrecognized tax benefits during the three months ended January 31, 2011 and accordingly no reconciliation of the beginning and ending amount of unrecognized tax benefits is presented.  The Company does not have any unrecognized tax benefits as of January 31, 2011 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	1993 and all following years
Mexico:	1997 and all following years
Canada:	1999 and all following years
Gabon:	2008 and all following years

The Company has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next twelve months.

NOTE 14 – INCOME TAXES (continued)

The Company’s policy is to classify tax related interest and penalties as income tax expense.  There is no interest or penalties estimated on the underpayment of income taxes as a result of unrecognized tax benefits.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	January 31, 2011	October 31, 2010
Identifiable assets
Mexico	$6,607,000	$6,374,000
Canada	26,000	117,000
Gabon	5,221,000	5,262,000
United States	7,642,000	9,821,000
	$19,496,000	$21,574,000

	For the three months ended January 31,		November 8, 1993 (Inception) To January 31,
	2011	2010	2011
Net loss for the period
Mexico	$(407,000)	$(488,000)	$(22,484,000)
Canada	(2,000)	-	(44,000)
Gabon	(33,000)	-	(2,000)
United States	(1,169,000)	(821,000)	(40,277,000)
	$(1,611,000)	$(1,309,000)	$(62,807,000)

NOTE 16 – SUBSEQUENT EVENTS

On February 7, 2011, the Company granted options to acquire 350,000 shares to its newly hired Vice President Finance with an exercise price of $1.12 and an expiration date of five years. The options vest 116,667 on May 9, 2011, 116,667 on February 7, 2012, and 116,666 on February 7, 2013.

On February 14, 2011, Dr. Nicole Adshead-Bell was appointed to the Board of Directors of the Company.  Dr. Adshead-Bell’s compensation for her services as a director will be consistent with that of the Company’s other non-employee directors.  At the time of her appointment, Dr. Adshead-Bell was granted a stock option to purchase 200,000 shares of Company common stock exercisable at $1.09 with an expiration date of five years.   The options vested 100,000 on the date of grant and 100,000 on February 14, 2012.

On February 22, 2011, the Board of Directors granted options to acquire 50,000 shares to a foreign employee with an exercise price of $1.03 and an expiration date of five years. The options vest 25,000 on the date of grant and 25,000 on February 22, 2012.

On February 25, 2011, Timothy Barry was appointed the Company’s Chief Executive Officer and President, replacing Gregory Hahn who had been serving as the Company’s Interim Chief Executive Officer and President.  In connection with the appointment of Mr. Barry as President and CEO, the Board of Directors granted options to acquire 250,000 shares to Mr. Barry with an exercise price of $1.05 and an expiration date of five years. The options vested 83,333 on the date of grant, 83,333 on February 25, 2012, and 83,334 on February 25, 2013.

NOTE 16 – SUBSEQUENT EVENTS (continued)

On March 2, 2011 the Company granted an aggregate of 155,000 options to three corporate employees.  All of the options have an exercise price of $1.20 and have a five year term.  Each of the options vested one third on the date of grant, one third are to vest on March 2, 2012 and the final one third are to vest on March 2, 2013.

During the period from February 1, 2011 through March 7, 2011, warrants to acquire 7,177,966 shares of common stock expired.  The expired warrants were originally issued in conjunction with various private placements in 2006 and 2007 and had exercise prices ranging from $1.25 to $2.42.  As of March 7, 2011, the Company had outstanding warrants of 3,395,586 with a weighted average exercise price of $0.96.

As of March 7, 2011, the Company’s outstanding common stock on a fully diluted basis was 115,710,389 after giving effect to the option and warrant activity described above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Metalline Mining Company,” the “Company,” “we,” “us,” “our,” or “Metalline,” we are referring to Metalline Mining Company and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Throughout this document we make statements that are classified as “forward-looking.”

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities;

•	The delivery of certain reports by third party consultants; and

•	Business strategies and development of our business plan.

Forward-looking statements also typically include words such as “expects”, “anticipates”, “targets”, “goals” “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of commodity prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance, and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless, and until, a feasibility study is completed for the concessions showing proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company.  See “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Current Developments

Sierra Mojada Project

Following the Dome Merger in early 2010, the Company announced an aggressive 40,000 meter drilling program that was intended to drill on a 100 meter by 40 meter spacing grid over the entire silver resource area identified  in January 2010.  The first 6,000 meters was focused on drilling the western portion of the North Side Polymetallic Mineralized area where historical mining produced small tonnages, but of very high grade. The drilling in this area was not encouraging, intercepting high grade but very thin (less than one meter thick) polymetallic intervals at 100-150 meter depths. This portion of the drilling program was terminated and subsequent drilling was focused on the shallower lower grade pitable zone straddling the Sierra Mojada Fault zone referred to as “Area A”.  Approximately 12,000 meters of drilling (representing approximately 30% of the original 40,000 meter program) was completed on the Area A resource during the calendar year 2010. The assay results of this 12,000 meter drilling program along with assay results from several prior years have been delivered to Nilsson Mine Services Ltd. for generation of a new resource model and resource report for the portion of the shallow silver zone referred to as Area A.

The balance of the original 40,000 meter program is expected to be completed in 2011 and will test the eastern extension of the Area A resource and the eastern portion of the North Side mineralization, where the company has underground channel samples, long holes, and some core and reverse circulation (“RC”) drill hole intercepts that document the presence of the resource.

In January 2011, the board of directors approved an exploration budget of $9.5 million for Sierra Mojada subject to the Company raising additional capital during the first half of calendar year 2011 to fully fund these exploration activities.  In the event the Company is unable to raise additional capital in the near term, the Company will re-evaluate the exploration program and may adjust the exploration program to match its capital resources.

The 2011 exploration program at Sierra Mojada is designed to build on the drilling activities of 2010. The aim of the program will be to further define and extend the silver resource in Area A and explore several exciting prospects within the greater Sierra Mojada Area.

A 20,000 meter drill program (10,000m RC and 10,000m Diamond) will continue systematically drilling along the east-west trend of the silver zone in Area A. Part of this drilling may also be devoted to converting the 2010 drilling into a higher resource classification. Drilling is expected to begin in early March 2011 starting with RC holes drilling pre-collars that will be cased through the overburden, with Diamond holes commencing in April 2011.

In addition to the drill program on Area A, exploration will commence on the wider Sierra Mojada area. Work will initially focus on the two of the areas considered to have the best silver potential with a mapping, prospecting and geophysics program to define drill targets as quickly as possible. These drill targets will be followed up by a “scout” drill program using two of the Company’s drill rigs. Once the drill program begins on these prospects the mapping and prospecting teams will move onto the new areas to essentially create a pipeline of projects. If results prove favorable, a more substantial program using a contract drilling company will be undertaken in 2012. A budgeted drill program of 4,000 meters (approx 1,000m per prospect) has been set aside for these exploration areas in 2011.

A 1550 line kilometer airborne “ZTEM” geophysics survey is also planned for the first quarter of 2011. This survey will be flown over the western end of the Sierra Mojada property and will cover the main zones of interest including the Area A silver zone.

In addition to the exploration program, a metallurgical work program is underway with Mountain States Research and Development Inc in Tucson, to assess the recoveries by various process methods from the silver and associated zinc and lead mineralization in the Area A zone.

As mentioned above, the Company has retained Nilsson Mine Services Ltd. to prepare a new NI43-101 technical report on part of the shallow silver zone referred to as Area A of the Sierra Mojada Project that was drilled during 2009/2010.  The Company expects to receive and release this report in late March or early April 2011.  In addition, the Company has also retained JDS Energy & Mining Inc. to prepare a contemporary report summarizing all known data concerning the zinc oxide deposit present at Sierra Mojada. The Company also expects to receive and release this report early in March 2011.

Management Changes

On February 14, 2011, Dr. Nicole Adshead-Bell was appointed to the Board of Directors of the Company.  Dr. Adshead-Bell has a significant amount of experience in the investment banking and financial analysis industries where her primary emphasis has been on mid-sized and junior level natural resources companies and will join the Company as an independent director.  Dr. Adshead-Bell’s compensation for her services as a director will be consistent with that of the Company’s other non-employee directors.  At the time of her appointment Dr. Adshead-Bell was granted stock options to purchase 200,000 shares of Company common stock exercisable at $1.09 with an expiration date of five years.

On February 25, 2011, Timothy Barry was appointed the Company’s Chief Executive Officer and President, replacing Gregory Hahn who had been serving as the Company’s Interim Chief Executive Officer and President.  In connection with the appointment of Mr. Barry as President and CEO, the Board of Directors granted options to acquire 250,000 shares to Mr. Barry with an exercise price of $1.05 and an expiration date of five years. The options vested 83,333 on the date of grant, 83,333 on February 25, 2012, and 83,334 on February 25, 2013. Mr. Barry’s employment agreement and salary will remain the same. Mr. Barry was also appointed to the Company’s Board of Directors effective as of March 2, 2011.

Gabon Project

In August 2010, the Company and its joint venture partner, AngloGold Ashanti, commenced a 4000m diamond drilling program on the Company’s Ndjole and Mevang Exploration licenses in Gabon, Africa. The drilling program will be conducted under the direction of joint venture partner AngloGold Ashanti and is composed of four drill lines and a combined total of 20 holes up to 200 meters in depth.  This initial drilling program is a follow-up on three large soil grids, each in excess of 10km x 5km in size and over 2,500 samples targeted areas with known mineralization and favorable geology. Results from these grids were then followed up with 4 infill soil grids and targeted geological mapping aimed at better defining the anomalous zones. In testament to the joint venture’s team in Gabon, a total of over 13,000 samples have been taken in steep terrain and dense jungle since the start of the 2010.

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

Exploratory drilling to date has focused on the central gold anomaly. A total of 11 holes were collared through December 2010. The holes have been positioned to complete fence lines across the quartzite units and to contact with hanging wall and footwall graphitic schist units.

Drilling progress has been slower than anticipated due to numerous technical issues. Currently only two holes have reached the targeted depth of approximately 200 meters. It has been found that the quartzite ridges are extremely deeply weathered and protected by a paleo-ferricrete cap. Below the ferricrete cap, the saprolite extends for up to 100 meter in depth. The fluid being pumped into the hole during core drilling causes the saprolitic material to liquefy and fail. Hole collapses, stuck equipment and poor core recovery have occurred all of which have delayed the progress of the project significantly. Steps have been taken to improve core recovery and complete holes to the target depth.

As of December 31, 2010, no gold grades of economic significance had been received although a wide low grade gold (<1g/t) envelope was present within graphitic schists that is associated with abundant diagenetic to syngenetic pyrite present along bedding planes. Narrow bands of low grade gold (<1g/t) are also present at the contact between graphitic schist and metavolcanic horizons.

Work planned for the next 6 months includes:

Airborne Geophysics

A firm has been contracted to carry out an airborne Electromagnetic and Magnetic survey over the Ndjole license. This survey will be done at a line spacing of 250 meters and is planned to commence in February 2010. The electromagnetic data from this survey should allow the geologists to accurately map out the graphitic schist unit and determine its contacts with the quartzite and other meta-sedimentary units. Fine scale magnetic data will be collected at the same time which may delineate more magnetic units such as mafic volcanics and intrusives. The airborne survey will also assist is constructing a detailed structural map and interpretation for the Ndjole area.

Sampling

After completion and interpretation of the Spectrum survey, sampling grids will be planned for the areas interpreted to be prospective as well as the strike extensions of the known mineralization at the three prospects identified to date. This sampling will be carried out on a grid of 400 x 50m with lines aligned in an East-West direction.

Mapping

Geological mapping will be ongoing and assisted by the results of the aerial survey. The detailed geological maps that have been produced to date are “a work in progress” and will be updated and changed as new information comes to hand from drilling, sampling and petrography.

Drilling

The scout drill program will continue at LaMboumi Central and LaMboumi West. Positive intersections will be followed up and drilled out along strike.

Results of Operation

Upon the closing of the Merger on April 16, 2010, Dome became a wholly owned subsidiary of the Company.  The Company’s consolidated balance sheet as of January 31, 2011 includes Dome’s assets and liabilities as of that date. Further, the financial results from Dome are included in the Company’s consolidated statement of operations and statements of cash flows for the three month period ended January 31, 2011, however because the Merger did not close until April 2010, Dome’s financial results are not included in the Company’s statements of operations and statement of cash flows for the period ended January 31, 2010. Since the closing of the Merger the Company has significantly increased its exploration activities at the Sierra Mojada project and has increased its other general corporate activities in an effort to further promote the Company.    These increased activities have generally caused the Company’s expenditures to rise since the completion of the Merger.

Three Months Ended January 31, 2011 and January 31, 2010

For the three months ended January 31, 2011, the Company experienced a consolidated net loss of $1,611,000 or approximately $0.02 per share, compared to a consolidated net loss of $1,309,000 or less than $0.03 per share during the comparable period last year. The $302,000 increase in the consolidated net loss was due to a $473,000 increase in exploration and property holding costs, a $165,000 increase in general and administrative costs.  Both of these increases were offset by a positive increase in foreign currency translation gain (loss) of $337,000.

Exploration and property holding costs

Exploration and property holding costs increased $473,000 or 75% to $1,100,000 for the three months ended January 31, 2011 compared to $627,000 for the same period last year.  This increase was primarily due to completion of a drilling and exploration program at Sierra Mojada.  During the quarter, the Company completed approximately 386 meters of exploration drilling and processed nearly 2,900 assay samples with ALS Chemex to further evaluate the shallow silver zone in Area A at Sierra Mojada.  The Company also commenced work on a metallurgical study and preparation for a revised resource estimate.  Prior year exploration costs were significantly lower due to limited working capital.

Exploration activities on the Gabon properties (acquired in the Merger) continue to be funded by our joint venture partner, AngloGold.  Accordingly, all exploration costs related to the joint venture properties in Gabon are reduced by any joint venture funding.

General and Administrative Costs

General and administrative expenses increased $165,000 or 26% to $810,000 for the three months ended January 31, 2011 as compared to $645,000 for the comparable period last year.  This increase was the result of overall increases in personnel costs, office and administrative, and director fees.

Stock based compensation associated with stock options was a primary factor for several of the fluctuations in general and administrative expenses described below. Overall stock based compensation for stock options increased from $38,000 in 2010 to $192,000 in 2011 primarily due to the pro-rata compensation associated with options granted in August 2010.  As discussed in Note 11 to the consolidated financial statements, the Company recognizes stock based compensation over the options vesting period based upon the estimated fair value of the option at date of grant.

Personnel costs increased $31,000 or 13% to $271,000 for the three months ended January 31, 2011 as compared to $240,000 for the same period last year. This increase was primarily due to higher stock based compensation on stock options granted to officers and key employees which increased from $38,000 in 2010 to $100,000 in 2011.  This increase was partially mitigated by lower salaries & wages during 2011 as a result of the resignation of our former President and CEO Merlin Bingham and EVP Roger Kolvoord who both resigned in July 2010.

Office and administrative expenses increased $109,000 or 124% to $197,000 for the three months ended January 31, 2011 as compared to $88,000 for the same period last year.  Additional listing and exchange fees from the dual listing on NYSE AMEX and TSX, increased office costs associated with the Denver and Vancouver offices, and higher travel costs all contributed to this increase.

Professional services decreased $57,000 or 22% to $208,000 for the three months ended January 31, 2011 as compared to $265,000 for the same period last year.  During the comparable period last year, the Company incurred significantly higher legal and accounting costs associated with the Merger and for preparing the joint prospectus and proxy statement on Form S-4 which was necessary to effect the Merger.   This decrease was partially offset by higher audit fees incurred during the first quarter of 2011 for compliance with SOX 404(b) which required our independent auditors to issue a report on the Company’s internal controls.

Directors’ fees increased $83,000 or 173% to $131,000 for the three months ended January 31, 2011 as compared to $48,000 for the same period last year. This increase was primarily due to higher stock based compensation for stock options granted to independent directors which increased by $86,000 as compared to the same period last year. The higher stock option compensation was due to option grants to new directors as well as the implementation of a new options-based compensation structure recommended by a third party compensation consultant that eliminated stock grants and reduced cash compensation by over 44%.

Other Income (Expense)

For the three months ended January 31, 2011, the Company recorded a foreign currency exchange gain of $285,000 as compared to a $53,000 foreign currency loss for the comparable period last year.  During the three months ended January 31, 2011, the Mexican Peso to U.S. Dollar (“USD”) exchange rate decreased from 12.36 Pesos per USD to 12.22 Pesos per USD resulting in a gain of $285,000 whereas in fiscal 2009 the exchange rate increased from 13.10 Pesos per USD to 13.12 Pesos per USD resulting in a loss of $53,000. As of January 31, 2011, the Company has a $28 million dollar intercompany receivable from Minera that is subject to exchange rate fluctuations.

Interest income was $23,000 higher in 2011 as compared to 2010 due to the increase in cash and cash equivalents from the special warrant offering and the closing of the Dome merger transaction.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2011, the Company primarily utilized cash and cash equivalents to fund its operations and for the development and exploration of the Sierra Mojada property.  Additionally, during the three months ended January 31, 2011, the Company received $141,000 in proceeds from the exercise of stock options and warrants. As a result, cash and cash equivalents decreased from $10,571,000 at October 31, 2010 to $8,294,000 at January 31, 2011.

Cash flows used in operations for the three months ended January 31, 2011 was $2,374,000 as compared to $1,756,000 for the comparable period in 2010.  Exploration costs at Sierra Mojada were significantly higher in 2011 as the Company was completing its exploration and drilling program that began immediately after closing of the Dome Merger transaction.  Prior year exploration costs were significantly lower as the Company scaled back exploration activities while the Company was in the process of closing the Dome Merger Transaction.

During the three months ended January 31, 2011, the Company purchased $6,000 of equipment and spent $51,000 on the acquisition of mining concessions as compared to $81,000 of equipment purchases for the comparable period in 2010.

Capital Resources

As of January 31, 2011, the Company had cash and cash equivalents of $8,294,000 and working capital of $7,440,000 as compared to cash and cash equivalents of $10,571,000 and working capital of $9,072,000 as of October 31, 2010.   The decrease in the Company’s liquidity and working capital were primarily the result of the increased exploration and higher general and administrative costs and the Company’s use of its cash on-hand to primarily fund its operations.

As of January 31, 2011, the Company completed its 2010 drilling program and has begun work on a new resource report which we anticipate will be completed in late March or early April 2011.  The Company has also commenced work on metallurgical studies which will be needed to complete a preliminary economic analysis.  Depending upon the results of these studies and available capital resources, the Company may conduct additional exploration drilling programs during 2011 to further define or expand the resource estimates at Sierra Mojada.  Depending upon timing and extent of any additional exploration programs, the Company may explore additional sources of outside capital resources to ensure it has sufficient working capital and liquidity during these programs.

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

The continued exploration and development of the Sierra Mojada project will require significant amounts of additional capital. The Company believes it has sufficient capital on hand to fund its routine operations through its 2011 fiscal year, however, to fully implement its contemplated expanded drilling and exploration activities the Company may need to raise additional capital during its 2011 fiscal year. Further the continued exploration and development of the Sierra Mojada project ultimately will require the Company to raise additional capital, identify other sources of funding, or identify another strategic transaction.  Thus, during fiscal 2011 the Company is likely to attempt to take measures aimed to further fund the Company, which likely would be accomplished through the sale of Company securities.   The on-going uncertainty and volatility in the global financial and capital markets, have limited the availability of this funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

The Company also uses the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

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

During the quarter ended January 31, 2011, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the Dome transaction.  The Company will perform its annual impairment test of goodwill during the quarter ended April 30, 2011. See Note 3 to the consolidated financial statements.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. As of January 31, 2011, the Company has no accrual for reclamation and remediation obligations because the Company has not engaged in any significant activities that would require remediation under its current concessions or inherited any known remediation obligations from acquired concessions. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

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

As of January 31, 2011, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of January 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, after the end of our first quarter we appointed a new person to serve as our Chief Executive Officer.  Our Chief Executive Officer is in part charged with overseeing our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through February 28, 2011, have been previously reported in our Annual Report on Form 10-K or a Current Report on Form 8-K, except for the following:

On January 3, 2011, options to acquire 100,000 shares of the Company’s common stock were exercised at an average exercise price of $0.72 per share resulting in cash proceeds to the Company of $72,000.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

On January 20, 2011, options to acquire 99,480 shares of the Company’s common stock were exercised at an average exercise price of $0.59 per share resulting in cash proceeds to the Company of $59,157.   The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the 1933 Act and Rule 506 promulgated thereunder.  No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. [RESERVED]

Item 5.  OTHER INFORMATION

Change in Corporate Office

Effective February 25, 2011, the Company moved its corporate office from Denver, Colorado to Vancouver, B.C.  The Company’s new corporate address is 885 West Georgia Street, Suite 2200, Vancouver, B.C. V6C 3E8.  The Company’s new phone number is 604-687-5800.

Mine Safety Disclosures

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the company’s history of mine safety.  The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

Item 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/10	3.1

3.1.2	Bylaws	10-K	10/21/10	3.1.6

14	Code of Ethics	10-KSB	1/31/07	14

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALLINE MINING COMPANY

Dated: March 9, 2011	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: March 9, 2011	By	/s/ Robert Devers
Robert Devers,
Chief Financial Officer and Principal Accounting Officer