Form 10-K/A
period 2010-10-31
SILVER BULL RESOURCES, INC.
filed 2011-05-20
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

885 West Georgia Street, Suite 2200
Vancouver, B.C. V6C 3E8
(Address of principal executive offices, including zip code)

Registrants’ telephone number: (604) 887-5800

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

EXPLANATORY NOTE

Silver Bull Resources, Inc. f/k/a Metalline Mining Company (the “Company”) is amending its Annual Report on Form 10-K for the year ended October 31, 2010, filed on January 14, 2011 (the “Original Filing”), to:

1.
Provide further disclosure to clarify that the Company is not engaged in development activities with respect to its projects, has not established reserves, and that the Company is currently in the exploration stage and may never enter the development and production stages.  This additional and revised disclosure appears in Item 1 “Business”, Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 1 to the Financial Statements.

2.
Revise Note 14 entitled “Segment Information” to the Financial Statements to provide clarification that all exploration and property costs incurred by the Company during its fiscal year ended October 31, 2010, and the year ended October 31, 2009, as well as all such costs incurred since inception relate to the Company’s Sierra Mojada property.

3.	Revise the title to the second table in Note 14 to the Financial Statements entitled “Segment Information” to correct an administrative error.

Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

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

Item 1. BUSINESS

Background and Corporate Structure

Metalline Mining Company (“Metalline” or the “Company”) is an exploration stage company, formed under the laws of the state of Nevada on August 20, 1993, as the Cadgie Company for the purpose of acquiring and exploring mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.  Although the Company has been exploring certain mineral properties to date it has not established any reserves, remains in the exploration state, and may never enter the development or production stage.

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

Historically, the Company’s efforts have been concentrated on the exploration of its properties, principally the Sierra Mojada Property located in Coahuila, Mexico.  Going forward the Company expects that its focus will continue to primarily be on exploring the Sierra Mojada Property and potentially developing that project.  The Company has not determined whether any of its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

General Development of the Business

Sierra Mojada Project

Since 1997, the Company has been exploring the Sierra Mojada concessions to identify available mineral deposits.  The Company has focused its exploration efforts on two primary mineral types: the Silver Polymetallic Mineralization just north of the Sierra Mojada Fault and the Oxide Zinc Mineralization located south of the Sierra Mojada Fault.  As further described below, the Company has conducted various exploration activities at the Sierra Mojada project, however, to date the Company has not established any reserves, remains in the exploration state, and may never enter the development stage.

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

Feasibility Study- Oxide Zinc Mineralization

The feasibility study on the oxide zinc mineralization is on hold pending the results of the evaluation of the adjacent and overlying shallow silver-zinc-lead zone, as it is believed the potential is significant that if the silver-zinc-lead zone is developed first it will have a material and positive impact on the future development of the oxide zinc mineralization.

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

Competition and Mineral Prices

Given the continued increase in the value of silver and other precious minerals, the business of acquiring, developing and/or exploring silver properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for, explore and/or develop mineral properties.  The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined those activities are also subject to significant governmental regulation and oversight We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico and Gabon.

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

Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions.  The Company is not engaged in any revenue producing activities and does not expect to do so in the near future.  Currently the Company’s sources of funding consist of the sale of additional equity securities, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Additionally financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our Business Plan is Highly Speculative and its Success Largely Depends on the Successful Exploration of our Sierra Mojada Concessions

Although the Company holds exploration licenses in Gabon, Africa, our business plan is focused primarily on exploring the Company’s Sierra Mojada concessions and to identify reserves, and if appropriate ultimately develop the properties as described in this report.  Further, the Company has not established any reserves as its Sierra Mojada project, remains in the exploration stage, and may never enter the development or production stage.    Ultimately, xploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities.  The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development (as described in more detail below), operation and revenue uncertainties, market sizes, profitability, market demand, and commodity price fluctuations.  Further, the economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of reserves, proximity to infrastructures and other resources (such as water and power), production rates, capital and operating costs, and metals prices.  Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities.  There can be no assurance that we will be successful in overcoming these risks.

The Company Relies on a Third Party to Fund the Exploration of its Interests in Gabon Africa

In October 2009 Dome entered into two joint venture agreements with AngloGold with respect to the exploration of its Ndjole and Mevang exploration licenses in Gabon Africa. Additionally, Dome entered into a separate joint venture agreement with respect to a license held by a third party - the Ogooue license. Prior to Dome entering into the joint venture agreement with respect to its license, Dome was not engaged in active exploration operations with respect to its Gabon licenses.  The terms of the joint venture agreements require AngloGold to fund the initial (and current) exploration costs of two of the Company’s exploration licenses.  Should AngloGold elect not to fund the exploration commitments under the joint venture agreements, 100% interest in the licenses shall revert to Dome and the joint venture will cease.  Accordingly, the Company may have to temporarily (or permanently) scale back exploration of its Gabon licenses and/or attempt to identify another third party to fund the exploration efforts.  Alternatively, the Company could suspend altogether its exploration activities in Gabon.

Risks Inherent in the Minerals Exploration  Industry

The Company is subject to all of the risks inherent in the minerals exploration industry including, without limitation, the following:

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

Changes, if any, in mineral exploration, mining or investment policies or shifts in political attitude in Mexico and/or Gabon may adversely affect the operations or profitability of the Company. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.  Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

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

Operational Hazards; Uninsured Risks

The Company is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions.  These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability.  The Company may not be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.  Although the Company maintains insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation.  The realization of any significant liabilities in connection with our exploration activities as described above could negatively affect our results of operations and the price of our common stock.

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

Business Overview

Metalline, incorporated in Nevada, is an exploration stage company engaged in the business of mineral exploration.  The Company currently owns several concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Property”).  The Company’s primary objective is to define sufficient mineral reserves on the Property to justify the development of a mechanized mining operation (the “Project”).  The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).  However, as noted above, the Company has not established any reserves at the Project, and is in the exploration stage and may never enter the development or production stage.

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

Liquidity and Capital Resources

Cash Flows

During the fiscal year ended October 31, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations which essentially consisted of exploration activities at the Sierra Mojada property.  During this period, the Company received $15,072,000 of proceeds from the sale of common stock, $954,000 proceeds from exercise of warrants, and acquired $2,619,000 of cash in the merger with Dome Ventures. As a result, cash and cash equivalents increased from $1,483,000 at October 31, 2009 to $10,571,000 at October 31, 2010.

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

The continued exploration of the Sierra Mojada project will require significant amounts of additional capital. The Company believes it has sufficient capital on hand to conduct its planned operations throughout its 2011 fiscal year.  However, the continued exploration of the Sierra Mojada project ultimately will require the Company to raise additional capital, identify other sources of funding, or identify another strategic transaction.  Thus, during fiscal 2011 the Company is likely to attempt to identify measures aimed to further fund the Company, which likely would be accomplished through the sale of Company securities.   The on-going uncertainty in the U.S. and global economies combined with continued instability in global financial and capital markets, have limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

PART IV

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization	8-K	02/03.2010	10.1

3.1.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.1.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/11/2007	1

10.1	2000 Equity Incentive Plan.	10-KSB	10/31/2006	4.1

10.2	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.3	2010 Stock Option Plan.	8-K	02/03/2010	10.3

10.4	Employment agreement with Robert Devers	8-K	01/17/2008	10.1

10.5	Consulting agreement with Greg Hahn Consulting LLC	8-K	08/02/2010	10.1

10.6	Employment agreement with Brian Edgar	8-K	10/06/2010	10.1

10.7	Employment agreement with Timothy Barry	10-Q	07/31/2010	10.2

14	Code of Ethics	10-KSB	01/31/07	14

21.1	Subsidiaries of the Registrant	10-K	10/31/2010

23.1	Consent of Hein & Associates LLP				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	X

99.1	Sierra Mojada location map. (1)	X

99.2	Gabon location map. (1)	X

(1) Filed herewith under Item 2. Properties

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: May 20, 2011	By:	/s/ Timothy Barry
Timothy Barry,
President and Principal Executive Officer

Date: May 20, 2011	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer and Principal Accounting Officer

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

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Organization and Description of Business

Metalline Mining Company (the “Company” or “Metalline”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company.  The Company has not established any reserves with respect to its exploration projects, and may never enter into the development stage with respect to any of its projects.

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

During the year ended October 31, 2010, and the year ended October 31, 2009, all exploration and property holding costs incurred by the Company related to the Company’s mineral property interests at its Sierra Mojada property in Mexico.  Similarly, all such costs incurred since from the Company’s inception through October 31, 2010 relate to the Sierra Mojada property.

Geographic information is approximately as follows:

	October 31,
	2010	2009
Identifiable assets
Mexico	$6,374,000	$5,566,000
Canada	117,000	-
Gabon, Africa	5,262,000	-
United States	9,821,000	1,476,000
	21,574,000	$7,042,000

	For the year ended October 31,		Nov. 8 1993 (Inception) to October 31,
	2010	2009	2010
Net loss for the period
Mexico	$(4,157,000)	$(1,957,000)	$(22,077,000)
Canada	(42,000)	-	(42,000)
Gabon, Africa	31,000	-	31,000
United States	(5,237,000)	(2,767,000)	(39,108,000)
	(9,405,000)	$(4,724,000)	$(61,196,000)

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