Form 10-Q
period 2011-04-30
SILVER BULL RESOURCES, INC.
filed 2011-06-06
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

885 West Georgia Street, Suite 2200
Vancouver, B.C. V6C 3E8
 (Address of principal executive offices, including zip code)

Registrant’s telephone number: 604-687-5800

Metalline Mining Company
6400 S. Fiddlers Green Circle, Suite 950
Greenwood Village, CO 80111
Former name and former address, if changed from last Report

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

Large accelerated filer ☐                                           Accelerated filer ☑                                Non-accelerated filer ☐                                           Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of June 3, 2011, there were 114,881,161 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2011 and October 31, 2010	2

Consolidated Statements of Operations for the three and six months ended April 30, 2011 and April 30, 2010, and for the period from inception (November 8, 1993) to April 30, 2011	3

Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and April 30, 2010, and for the period from inception (November 8, 1993) to April 30, 2011	4-5

Notes to Consolidated Financial Statements	6-23

[The balance of this page has been intentionally left blank.]

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,071,197	$10,570,598
Marketable securities	40,555	—
Other receivables	13,465	17,965
Prepaid expenses	248,353	248,417
Prepaid income taxes	9,044	22,231
Total Current Assets	6,382,614	10,859,211

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	5,103,589	4,318,292
Gabon, Africa (Notes 4, 5 and 7)	4,825,735	4,396,915
	9,929,324	8,715,207

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $997,415 and $941,781, respectively (Note 6)	1,170,984	1,361,358

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,329,328 and $1,241,876, respectively (Note 3)	1,242,326	629,338
Goodwill (Notes 3 and 4)	20,859,029	19,738,862
Other assets	81,978	9,435
	22,183,333	20,377,635

TOTAL ASSETS	$39,666,255	$41,313,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$953,456	$729,314
Accrued liabilities and expenses	622,788	241,389
Accrued severance costs	—	184,000
Income tax payable	5,944	—
Payable to joint venture partner (Note 7)	199,150	632,687
Total Current Liabilities	1,781,338	1,787,390

COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)

STOCKHOLDERS’ EQUITY (Notes 9, 10, 11, 12 and 16)
Common stock, $0.01 par value; 300,000,000 shares authorized, 107,528,161 and 105,929,762 shares issued and outstanding, respectively	1,075,281	1,059,297
Additional paid-in capital	99,829,070	98,358,340
Deficit accumulated during exploration stage	(64,510,632)	(61,322,505)
Other comprehensive income	1,491,198	1,430,889
Total Stockholders’ Equity	37,884,917	39,526,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,666,255	$41,313,411

** Derived from the audited financial statements for the year ended October 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30,			Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2011	2010		2011	2010	2011
REVENUES	$—		$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,025,646		683,032	3,066,812	1,266,947	30,223,453
Depreciation and asset write-off	58,141		51,494	117,143	94,964	1,264,763
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,083,787		734,526	3,183,955	1,361,911	31,488,216

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	699,497		212,350	970,235	451,862	15,773,038
Office and administrative	203,810		133,787	401,045	221,897	3,749,531
Professional services	178,697		130,152	386,208	395,105	8,014,387
Directors’ fees	132,602		69,030	263,890	116,766	4,175,532
Provision for uncollectible value-added taxes	—		152,049	—	152,049	1,205,395
Depreciation	3,245		4,906	6,674	9,340	242,169
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,217,851		702,274	2,028,052	1,347,019	33,160,052

LOSS FROM OPERATIONS	(3,301,638)		(1,436,800)	(5,212,007)	(2,708,930)	(64,648,268)

OTHER INCOME (EXPENSES)
Interest and investment income	6,051		6,649	29,491	7,339	927,854
Foreign currency transaction gain (loss)	1,690,077		1,399,478	1,974,645	1,346,825	(513,774)
Miscellaneous income (expense)	47,932		---	43,131	---	(24,742)
TOTAL OTHER INCOME (EXPENSE)	1,744,060		1,406,127	2,047,267	1,354,164	389,338

LOSS BEFORE INCOME TAXES	(1,557,578)		(30,673)	(3,164,740)	(1,354,766)	(64,258,930)

INCOME TAX (BENEFIT) EXPENSE	19,499		650	23,387	(14,046)	125,612

NET LOSS	$(1,577,077)		$(31,323)	$(3,188,127)	$(1,340,720)	$(64,384,542)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	248,413		(1,034,464)	60,309	(1,004,512)	1,491,198

COMPREHENSIVE LOSS	$(1,328,664)		$(1,065,787)	$(3,127,818)	$(2,345,232)	$(62,893,344)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$	*	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	106,419,342		63,418,568	106,197,062	57,442,278

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,188,127)	$(1,340,720)	$(64,384,542)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	76,093	105,488	1,486,081
Provision for uncollectible value-added taxes	—	149,920	1,198,420
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(1,898,829)	(1,337,306)	755,517
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Stock options issued for compensation	661,177	47,559	8,676,385
Common stock issued for directors’ fees	—	56,016	693,276
Stock options and warrants issued for directors’ fees	—	—	1,665,705
Stock options and warrants issued for services	—	—	2,828,135
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	(536,452)	(123,739)	(2,406,058)
Other receivables	5,229	7,505	(569)
Prepaid expenses	9,562	(128,870)	(215,597)
Prepaid income taxes	14,059	—	(7,503)
Deposits	(3,236)	—	(7,982)
Increase (decrease) in, net of merger transaction:
Accounts payable	188,078	19,425	652,094
Income tax payable	5,665	(8,885)	8,554
Accrued liabilities and expenses	359,091	(225,805)	614,317
Accrued severance costs	(184,000)	—	—
Deferred salaries and costs	—	(393,903)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(4,491,690)	(3,173,315)	(45,409,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(40,555)	—	(21,650,002)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 4)	—	2,618,548	2,618,548
Equipment purchases	(11,546)	(297,400)	(2,886,720)
Proceeds from sale of equipment	206,398	—	215,298
Proceeds from sale of property concessions	—	—	100,000
Acquisition of property concessions	(458,593)	(368,730)	(5,464,109)
Net cash (used by) provided by investing activities	(304,296)	1,952,418	(5,457,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	14,951,516	49,773,710
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	152,193	—	152,193
Proceeds from exercise of warrants	673,343	40,000	6,324,285
Payment of financing costs	(68,375)	—	(68,375)
Payable to joint venture partner	(442,276)	130,124	140,096
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	314,885	15,121,640	57,286,016

Effect of exchange rates on cash and cash equivalents	(18,300)	(47,664)	(347,547)

Net (decrease) increase in cash and cash equivalents	(4,499,401)	13,853,079	6,071,197
Cash and cash equivalents beginning of period	10,570,598	1,482,943	—

Cash and cash equivalents end of period	$6,071,197	$15,336,022	$6,071,197

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2011	2010	2011

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$27,024	$117,008
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$24,840,886	$24,840,886
Warrants issued in merger with Dome	$—	$1,895,252	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$37	$—	$59,257

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Silver Bull Resources, Inc. (the “Company” or “Silver Bull”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. On April 20, 2011, at an annual shareholders meeting, the Company’s name change to Silver Bull Resources, Inc. was approved and became effective April 21, 2011. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects, and may never enter into the development with respect to any of its projects.

The Company engages in the business of mineral exploration. The Company currently owns several property concessions in Mexico (collectively known as the Sierra Mojada Property). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiary, Dome Ventures SARL Gabon, as well as its 99.99%-owned subsidiary incorporated in Nigeria, Dome Minerals Nigeria Limited. Dome conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon. The Company included the financial results of Dome and its subsidiaries in the Company’s consolidated statement of operations effective April 16, 2010.

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

NOTE 2 – BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operating results for the three months and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

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

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to April 30, 2011 to ensure that such events have been properly reflected in these consolidated financial statements. See Note 16 for disclosure of subsequent events.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 150,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of April 30, 2011 and October 31, 2010, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $5,230,252 and $9,522,180 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2011 and October 31, 2010, the US dollar equivalent balance for these accounts was $582,901 and $798,418, respectively.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 7,832,806 shares and 19,217,369 shares outstanding at April 30, 2011 and 2010, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, and calculating stock-based compensation.

Exploration Costs

In accordance with GAAP, the Company expenses exploration costs as incurred.  Exploration costs expensed during the six months ended April 30, 2011 and 2010 were $3,066,812 and $1,266,947, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $30,223,453.

Exploration Stage Activities

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into US Dollars at the period end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.

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

The following table details foreign assets included in the accompanying balance sheet at April 30, 2011:

	Mexico	Gabon
Cash and cash equivalents	$469,066	$113,835
Other receivables	10,191	1,744
Prepaid expenses	170,919	5,399
Property concessions	5,103,589	4,825,735
Office and mining equipment, net	1,134,586	24,057
Value-added tax receivable, net	838,781	403,545
Goodwill	20,859,029	—
Other assets	9,044	13,603
	$28,595,205	$5,387,918

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

In 2010, the Company hired a new IVA tax consultant and changed its fiscal reporting jurisdiction to a larger municipality in an effort to collect these tax receivables.  During the six months ended April 30, 2011, the Company hired an additional IVA tax consultant who began preparation of an initial IVA tax return for 2010 which the Company filed with the Mexico tax authorities on May 2, 2011.

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

At April 30, 2011, management evaluated the IVA tax receivable and has determined that the allowance for uncollectible taxes of 15.4 million Pesos or $1,329,328 is reasonable and no additional provision was required for the six months ended April 30, 2011.  Due to the uncertainty of when any IVA taxes will be recovered, the Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of April 30, 2011.

A summary of the changes in the allowance for uncollectible taxes for the six months ended April 30, 2011 is as follows:

Allowance for uncollectible taxes – October 31, 2010	$1,241,876
Provision for Uncollectible IVA Taxes	—
Foreign currency translation adjustment	87,452
Allowance for uncollectible taxes – April 30, 2011	$1,329,328

Property Concessions

Costs of acquiring property concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date, no property concessions have reached the production stage.

Property concessions are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a concession be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to concessions sold. Capitalized costs are allocated to concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets.

Revenue Recognition

The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product has occurred, and collectability of the contract price is considered probable. As of April 30, 2011, the Company has not recognized any revenues.

Marketable Securities

The Company classifies marketable securities as trading, available-for-sale, or held-to-maturity. Marketable securities include investments with original maturities greater than three months, but not exceeding twelve months. As of April 30, 2011 the Company’s marketable securities were classified as available-for-sale.

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from our normal business activities. The Company records an accrual for the estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made by the Company if there is at least a reasonable possibility that a loss has been incurred, and either an accrual has not been made or an exposure to loss exists in excess of the amount accrued. In cases where only disclosure of the loss contingency is required, either the estimated loss or a range of estimated loss is disclosed or it is stated that an estimate cannot be made. Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

Stock-Based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon US Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined based upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

The Company also uses the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a US Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

Income Taxes

Income taxes are accounted for based upon the asset and liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset.

The Company makes the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2011 the Company’s marketable securities were classified as Level 2 with “quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability”. As of October 31, 2010, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at April 30, 2011 and October 31, 2010 due to the short maturities of these financial instruments.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  Annually, the Company performs a fair value and potential impairment assessment of the Company’s goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

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

As of April 30, 2011 the Company performed the annual goodwill impairment test described above. The first step of the impairment test resulted in the fair value of the reporting unit exceeding the carrying value of the net assets. Therefore the Company did not proceed to step two of the impairment test.

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	1,120,167
Goodwill – April 30, 2011	$20,859,029

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material on the Company’s financial position, results of operations or cash flows. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The Company does not expect that the full adoption of ASU No. 2010-06 will have a material effect on the Company`s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – MERGER WITH DOME VENTURES

On April 16, 2010 (the “Merger Date”), a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company (the “Merger”). To effect the Merger, Dome stockholders received 0.968818 shares of the Company’s common stock for each share of Dome common stock they held as of the Merger Date. Additionally, on the Merger Date, all outstanding warrants to acquire Dome common stock were exchanged for warrants to acquire the Company’s common stock on equivalent terms.  As a result of the Merger, on the Merger Date the holders of the Company’s common stock prior to the Merger Date owned approximately 53% of the Company’s outstanding common stock and the former Dome shareholders owned approximately 47% of the Company’s outstanding common stock.  Dome is a resource company that holds three exploration licenses in Gabon, West Africa and has entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold (see Note 7).

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

Goodwill was calculated on the Merger Date as the excess of the consideration transferred over the net assets recognized and represents the synergies that the combined business can bring to the Sierra Mojada Property. The Company estimates that the $19.7 million of goodwill resulting from the Merger transaction will be not deductible for tax purposes.

NOTE 5 – PROPERTY CONCESSIONS

Sierra Mojada Property Concessions

The Company owns or has an option to acquire 26 property concessions consisting of 15,833 hectares (approximately 39,124 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The property concessions are considered one prospect area and are collectively referred to as the Sierra Mojada Property.

The Company purchased eleven of the concessions from Mexican entities and/or Mexican individuals and eight concessions were granted by the Mexican government.

Also, in April 2010, the Company entered into agreements with several Mexican individuals to acquire seven property concessions in the Sierra Mojada Property prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 1 to 3 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as property concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.  As of April 30, 2011, the Company has capitalized $785,000 of payments pursuant to these option purchase agreements.

Each property concession enables the Company to explore the underlying concession in consideration for the payment of a semi-annual fee to the Mexican government and completion of certain annual assessment work.  Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.  The Company has completed sufficient work to meet future requirements for many years.

Gabon Property Concessions

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

The exploration licenses are valid for three years and are renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term.  Dome may apply for a mining license at any time during these periods.  As of April 30, 2011, one US Dollar approximates 451 CFA francs.

NOTE 6 - EQUIPMENT

The following is a summary of the Company's property and equipment at April 30, 2011 and October 31, 2010, respectively:

	April 30,	October 31,
	2011	2010

Mining equipment	$1,475,883	$1,639,726
Well equipment	44,703	41,762
Communication equipment	3,683	9,957
Buildings and structures	209,821	193,257
Vehicles	197,453	181,040
Computer equipment and software	195,714	192,927
Office equipment	41,142	44,470
	2,168,399	2,303,139
Less: Accumulated depreciation	(997,415)	(941,781)
	$1,170,984	$1,361,358

Depreciation expense for the six months ended April 30, 2011 and 2010 was $123,817 and $104,304, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 7 – JOINT VENTURE AGREEMENTS

In October 2009, Dome a wholly owned subsidiary of the Company and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and the Ndjole and Mevang Joint Venture Agreement.

Ogooue Joint Venture Agreement

AngloGold acquired a reconnaissance license over an area comprising 8,295 square kilometers in Gabon, Africa. This license was acquired by AngloGold for its gold potential. The joint venture is an 80/20 joint venture in favor of AngloGold.  AngloGold made a firm commitment to spend $100,000 on exploration which AngloGold completed on November 30, 2010. AngloGold will then solely fund the first $3 million of exploration expenditures, after which the parties will contribute on an 80/20 basis.  Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interest will be converted to a 2% Net Smelter Return which can be purchased at an appraised value 14 months after commencement of commercial production.  Should AngloGold elect not to spend the aforesaid $3 million, the lease shall be assigned to Dome.

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of April 30, 2011, AngloGold has incurred exploration expenditures of approximately $3.6 million and has made the first payment of $100,000 pursuant to the provisions above.

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

Dome was initially appointed as the project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.  Effective August 21, 2010, Dome and AngloGold mutually agreed to transfer the project manager responsibilities for both joint ventures to AngloGold.  Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of April 30, 2011, the payable to AngloGold was $199,150.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Rand Edgar Investment Corp., a company owned 50% by Brian Edgar, the Company's Chairman, whereby the Company pays approximately $10,000 per month for rent and administrative services for an office in Vancouver, British Columbia.   During the three months ended April 30, 2011 the Company paid $30,167 and during the six months ended April 30, 2011 the Company paid $61,507 to Rand Edgar Investment Corp. for rent and administrative services.

NOTE 9 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2011, there are 107,528,161 shares outstanding with Rights attached.

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

NOTE 10 - COMMON STOCK

During the six months ended April 30, 2011, the Company issued 1,333,353 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share.  Options to acquire 261,355 shares of common stock were also exercised at an average exercise price of $0.58.  In addition, options to acquire 9,999 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 3,691 shares without payment of the exercised price and the remaining options for 6,308 shares were cancelled.

During the six months ended April 30, 2010, the Company issued 80,000 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share and issued 64,800 shares of common stock at an average market price of $0.82 per share to its independent directors for services provided.

NOTE 11 - STOCK OPTIONS

The Company has adopted three stock option plans.  Under the 2006 Stock Option Plan (the “2006 Plan”) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  Under the 2000 Equity Incentive Plan (the “2000 Plan”) the Company was authorized to grant non-statutory and incentive options to employees, directors, and consultants for up to a total of 1,000,000 shares of common stock.  However going forward no new options or stock bonuses will be issued pursuant to the 2000 Plan and all options relating to the 2000 Plan had been exercised or had expired. Under the 2010 Stock Option and Stock Bonus Plan (the “2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  On May 25, 2010, the Company obtained approval from NYSE Amex to issue up to 10,300,000 shares under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model.  Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility.  The expected term of stock options is based upon historical exercise behavior and expected exercise behavior.  The risk-free interest rate is based upon implied yield on a US Treasury zero-coupon issue with a remaining term equal to the expected term of the option.  The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2011 and 2010 are as follows:

Six Months Ended April 30,
Options	2011	2010

Expected volatility	103% – 116%	—
Risk-free interest rate	0.88% – 1.53%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

During the six months ended April 30, 2011, options to acquire 265,046 shares of common stock were exercised at an average exercise price of $0.57 per share.  The options had an intrinsic value of $141,826 at the time of exercise. Also during the six months ended April 30, 2011, the Company granted options to acquire 1,255,000 shares of common stock with a weighted-average grant-date fair value of $0.73.

No options were granted or exercised in the comparable six months ended April 30, 2010.

The following is a summary of stock option activity for the six months ended April 30, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	6,901,692	$1.59
Granted	1,255,000	1.12
Exercised	(265,046)	0.57
Forfeited or cancelled	(625,717)	0.77
Expired	(1,515,356)	2.51
Outstanding at April 30, 2011	5,750,573	$1.39	4.94	$776,260

Vested or Expected to Vest at April 30, 2011	5,750,573	$1.39	4.94	$776,260
Exercisable at April 30, 2011	3,548,906	$1.70	5.21	$454,993

The Company recognized stock-based compensation costs for stock options of $661,177 and $47,559 for the six months ended April 30, 2011 and 2010, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at April 30, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 – 0.73	2,866,999	4.52	$0.70	1,576,999	$0.68
1.00 – 1.20	1,255,000	4.77	1.12	343,333	1.11
2.18 - 2.85	1,378,574	5.76	2.53	1,378,574	2.53
4.30	250,000	6.14	4.30	250,000	4.30
$0.34 - 4.30	5,750,573	4.94	$1.39	3,548,906	$1.70

A summary of the non-vested shares as of April 30, 2011 and changes during the six months ended April 30, 2011 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2010	1,963,337	$0.51
Granted	1,255,000	0.73
Vested	(390,953)	0.83
Forfeited	(625,717)	0.51
Nonvested at April 30, 2011	2,201,667	$0.58

As of April 30, 2011, there was $736,134 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.90 years.

NOTE 12 - WARRANTS

The Company may issue warrants to investors in connection with private placements of the Company’s stock or for financial services in connection with private placements or investor relations.  Warrants issued for financial services or investor relations are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The fair value of each warrant is estimated on the date of grant using the Black-Scholes valuation model.  Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility.  The risk-free interest rate is based upon implied yield on a US Treasury zero-coupon issue with a remaining term equal to the expected term of the option.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

A summary of warrant activity for the six months ended April 30, 2011 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	12,315,677	$1.21
Exercised	(1,333,353)	0.50
Forfeited or expired	(8,900,091)	1.30
Outstanding at April 30, 2011	2,082,233	$1.25	1.03	$696,699
Exercisable at April 30, 2011	2,082,233	$1.25	1.03	$696,699

During the six months ended April 30, 2011, warrants to acquire 1,333,353 shares of common stock with an intrinsic value of $775,712 were exercised at a weighted average exercise price of $0.50 per share.

Summarized information about warrants outstanding and exercisable at April 30, 2011 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - 0.70	1,522,623	1.16	$0.51	1,522,623	$0.51
2.13 – 3.40	559,610	0.66	3.26	559,610	3.26
$0.34 - 3.40	2,082,233	1.03	$1.25	2,082,233	$1.25

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company’s activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays; affect the economics of a project, and cause changes or delays in the Company’s activities.

Employment Agreements

In January 2007, the Company entered into an employment with Terry Brown as Vice President Operations which provided for an annual salary of $150,000 and was effective to January 1, 2012.  Effective November 1, 2010, Terry Brown ceased serving as Vice President Operations.  The Company entered into a severance agreement with Mr. Brown whereby he agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for severance payments totaling approximately $175,000.   The amount of this sum severance amount was determined based on the termination and change in control provisions in Mr. Brown’s employment agreement and was paid during January 2011.

In January 2008, the Company entered into an employment agreement with Robert Devers, as Chief Financial Officer that provides for an annual base salary of $165,000.  Effective April 15, 2011, Robert Devers ceased serving as Chief Financial Officer.  The Company entered into a severance agreement with Mr. Devers whereby he agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for severance payments totaling approximately $165,000.   The amount of this sum severance amount was determined based on the termination provisions in Mr. Devers’s employment agreement and was paid in April 2011.

Effective July 1, 2010, Greg Hahn was appointed as the Company’s interim President and Chief Executive Officer.  Mr. Hahn agreed to serve as the interim President and Chief Executive Officer for a minimum of six months as the Company continued to search for a person to permanently fill those positions.  Initially Mr. Hahn was compensated at the rate of $12,000 per month while serving as an executive officer, however effective September 1, 2010 his compensation was increased to $18,000 due to the increased time demands imposed on Mr. Hahn.

On August 4, 2010 (although effective as of July 1, 2010), the Company entered into a consulting agreement with an entity controlled by Mr. Hahn, that sets forth the terms by which Mr. Hahn served as the Company’s interim President and Chief Executive Officer.   Effective September 1, 2010 the agreement was amended to provide that Mr. Hahn will devote approximately 75% of his business related time to the Company (which resulted in the increase in his compensation).  Effective February 25, 2011, Mr. Hahn resigned as Interim President and Chief Executive Officer to correspond with the appointment of Mr. Barry as President and Chief Executive Officer and the consulting agreement between the entity controlled by Mr. Hahn and the Company was terminated.

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the material terms of his compensation. In September 2010, the Company entered into an employment agreement with Mr. Edgar memorializing the terms of his employment.  The employment agreement has a term through April 15, 2012. Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman. The employment agreement provides that Mr. Edgar is entitled to a severance payment if the agreement is terminated under certain circumstances including if Mr. Edgar is terminated without cause.

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration, that provides for base compensation of $650 per day (or approximately $156,000 annually) and potential bonus of $150 per day if certain performance targets are met.  Mr. Barry’s employment agreement contains substantially the same terms and conditions as those in the employment agreements between the Company and its other executive officers. The agreement was effective September 1, 2010. Mr. Barry’s employment agreement remained in effect upon his appointment to President and Chief Executive Officer on February 25, 2011.

On January 24, 2011, the Company entered into an employment agreement with Sean Fallis, as Vice President Finance that provides for an annual base salary of $CDN 150,000.  The employment agreement commenced on February 7, 2011 and provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause.  In the event of a change in control upon Mr. Fallis providing written notice of termination, the Company shall pay his base salary for up to 12 months if Mr. Fallis is employed more than 36 months. Effective April 15, 2011 Mr. Fallis was appointed Chief Financial Officer.

Royalty Agreement

In connection with the purchase of certain property concessions, the Company has agreed to pay the previous owners a net royalty interest on revenue from future mineral sales.

Property Concessions

The Company holds title to several property concessions in Mexico that require the Company to conduct a certain amount of work each year to maintain these concessions.  Annual work in excess of these statutory requirements can carry forward to future periods.  The Company has accumulated a large enough carry forward to meet future requirements for several years.  The property concessions also require the Company to pay semi-annual fees to the Mexican government.

The Company holds title to several property concessions in Gabon, Africa that require the Company to spend minimal amounts each term to renew the licenses described in Note 5 above.

Drilling Agreement

The Company entered into an agreement with a subsidiary of Major Drilling Group International Inc. (“Major”) for a minimum of 20,000m of drilling at the Sierra Mojada Property. The remaining Major drilling commitment was equal to $1,092,208 over the life of the contract.

NOTE 14 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis.  The Company and one of its wholly-owned subsidiaries, Minera, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera.

Dome, a Delaware corporation, files tax returns in the United States and Canada and Dome Ventures SARL Gabon and African Resources SARL Gabon file tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The Company’s provision for income taxes for the six months ended April 30, 2011 consisted of a current foreign tax provision of $23,387. The Company’s provision for income taxes for the six months ended April 30, 2010 consisted of a tax credit of $14,046 related to a provision to true-up foreign income taxes due for the calendar year ended December 31, 2009.  There was no federal or state income tax provision for the six months ended April 30, 2011 and 2010.

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

Net Operating Loss Carryforward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carry-forwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as management does not believe the Company has met the “more likely than not” standard imposed by the guidance to allow recognition of such an asset. As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations.

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

The Company did not have any unrecognized tax benefits or changes in unrecognized tax benefits during the six months ended April 30, 2011 and accordingly no reconciliation of the beginning and ending amount of unrecognized tax benefits is presented.  The Company does not have any unrecognized tax benefits as of April 30, 2011 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2006 and all following years
Mexico:	2007 and all following years
Canada:	2000 and all following years
Gabon:	2008 and all following years

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

Geographic information is approximately as follows:

	April 30, 2011	October 31, 2010

Total assets
Mexico	$28,595,000	$26,113,000
Canada	1,360,000	117,000
Africa	5,388,000	5,262,000
United States	4,323,000	9,821,000
	$39,666,000	$41,313,000

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2011	2010	2011	2010	2011
Net income (loss) for the period
Mexico	$408,000	$791,000	$1,000	$303,000	$(22,076,000)
Canada	(2,041,000)	(11,000)	(2,043,000)	(11,000)	(2,085,000)
Africa	56,000	(25,000)	23,000	(25,000)	54,000
United States	-	(786,000)	(1,169,000)	(1,608,000)	(40,278,000)
	$(1,577,000)	$(31,000)	$(3,188,000)	$(1,341,000)	$(64,385,000)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2011	2010	2011	2010	2011
Exploration and property holding costs for the period
Mexico	$2,015,000	$735,000	$3,100,000	$1,362,000	$31,404,000
Africa	69,000	-	84,000	-	84,000
	$2,084,000	$735,000	$3,184,000	$1,362,000	$31,488,000

NOTE 16 – SUBSEQUENT EVENTS

On June 2, 2011 the Company closed a non-brokered private placement with Coeur d’Alene Mines Corporation (“Coeur”) whereby Coeur purchased 7,353,000 shares of the Company`s common stock for total proceeds of $5,000,040.

On June 3, 2011 the Company granted an aggregate of 200,000 options to Dan Kunz in connection with his appointment as a director. All of the options have an exercise price of $0.70 and have a five year term.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull ,” the “Company,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010. Throughout this document we make statements that are classified as “forward-looking.”

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

Forward-looking statements also typically include words such as “expects”, “anticipates”, “targets”, “goals” “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of commodity prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, mineral exploration, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010 and subsequent periodic reports, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance, and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Cautionary Note

The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless, and until, a feasibility study is completed for the concessions showing proven and probable reserves. There can be no assurance that the Company’s concessions contain proven and probable reserves and investors may lose their entire investment in the Company.  See “Risk Factors” set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010.

Business Overview

Silver Bull, incorporated in Nevada is an exploration stage company, engaged in the business of mineral exploration.  The Company currently owns several property concessions, which are located in the municipality of Sierra Mojada, Coahuila, Mexico (the “Sierra Mojada Property”).  The Company’s primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation (the “Sierra Mojada Project”).  The Company conducts its operations in Mexico through its wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”). However, as noted above, the Company has not established any reserves at the Sierra Mojada Property, and is in the exploration stage and may never enter the development or production stage.

On April 16, 2010, the Company completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became a wholly-owned subsidiary of the Company.  Dome through its subsidiaries holds three exploration licenses in Gabon, West Africa covering approximately 6,000 square kilometers and has entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company is currently looking for a joint venture partner on this license.  Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon and African Resources SARL Gabon.

Current Developments

Sierra Mojada Property

In January 2011, the board of directors approved an exploration budget of $9.5 million for the Sierra Mojada Property subject to the Company raising additional capital during the first half of calendar year 2011 to fully fund these exploration activities.  Due to the private placement closing on June 2, 2011 described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below, the Company expects to have sufficient funds available to complete the $9.5 million calendar year 2011 exploration program at the Sierra Mojada Property.

The 2011 exploration program at the Sierra Mojada Property is designed to build on the drilling activities of 2010. The aim of the program will be to further define and extend the Shallow Silver Zone. The Shallow Silver Zone is an oxide silver zone (+/- zinc and lead), hosted along an east-west trending fracture-karst system set in a Cretaceous limestone-dolomite sequence. At depth, the Shallow Silver Zone merges with the Red Zinc Zone to form a continuous mineralized body over 4 kilometers in length. The different mobility characteristics of the metals in a low temperature oxide environment has resulted in a crude zonation of the mineralized body creating a silver rich zone the Shallow Silver Zone and a zinc rich zone the Red Zinc Zone.

A 20,000m drill program (10,000m RC and 10,000m Diamond) will continue systematically drilling along the east-west trend of the Shallow Silver Zone. In addition to the drill program, exploration has commenced on the wider Sierra Mojada area. Work is initially focusing on three of the prospects considered to have the best silver potential with a mapping, prospecting and geophysics program to define drill targets as quickly as possible. These drill targets will be followed up by a “scout” drill program using two of the Company’s drill rigs. Once the drill program begins on these prospects the mapping and prospecting teams will move onto the new areas to essentially create a pipeline of projects. If results prove favorable, a more substantial program using a contract drilling company will be undertaken in calendar year 2012. A budgeted drill program of 4,000m (approximately 1,000m per prospect) has been set aside for these exploration areas in calendar year 2011.

Drilling

A subsidiary of Major Drilling Group International Inc. (“Major”) was contracted to conduct the 20,000m drill program planned for calendar year 2011 (described above). Major arrived on site February 14, 2011 and after two weeks of setup and drill pad preparation began the drill program. Initial drilling focused on an area that occurs immediately to the north of the eastern end of the Shallow Silver Zone.  The best intercept from the initial eight holes that have been reported is hole B11010 which averaged 214 g/t silver, 1.5% zinc, 0.92% lead and 0.7% copper over 38.6m. As of April 30, 2011 Major had drilled approximately 6,000m during calendar year 2011.

Geological Mapping

In addition to drilling the extensions on the Shallow Silver Zone, a regional mapping and prospecting exploration program focused on the Palamos Negros, Dormidos, and San Francisco prospects is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone which it is expected will be tested during the second half of calendar year 2011. The budget approved in January 2011 by the board allows for a 4,000m drill program to test these areas.

Airborne Geophysics

A 1,700 line kilometer “ZTEM” airborne geophysics survey was completed on March 22, 2011 by Geotech Ltd. a company based in Ontario, Canada. The survey was increased from the original 1,550 line kilometer plan to ensure complete coverage of several magnetic anomalies previously identified. Ken Witherly of Condor Consulting, Inc. (“Condor”), based out of Denver, Colorado provided QA/QC on the data. In addition Condor has been contracted to process and interpret the data, and results are expected in late June 2011. The aim of this work is to help better define potential drill targets within the wider Sierra Mojada area.

Gabon Project

To date, three main coherent gold anomalies above 50 parts per billion (“ppb”) and over 5km in length and up to 1.5km wide and several smaller anomalous zones up to 2km in length and up to 1km wide have been identified. Background gold values in the region are less than 5 ppb and results above 20 ppb are considered anomalous. Over 25% of the results received to date are above 30 ppb with peak values in excess of 5,000 ppb in the soils. The anomalies appear to have strong structural controls concentrating along mapped or inferred lithological contacts, structural breaks, and fold hinges. There is also a strong spatial relationship of the gold anomalies to a thick graphitic lithological unit in the area that is thought to represent an ideal lithological trap for mineralizing fluids. Initial prospecting in these anomalous zones has identified a number of gold bearing quartz veins, many of which run between 2 g/t to 5 g/t gold.

Exploratory drilling has focused on these gold anomalies. East-west trending drill fences have been positioned to test roughly north-south trending lithological contacts which are considered as the most favorable sites for gold deposition.

Drilling progress has been slower than anticipated due to numerous technical issues. The rocks in the area are extremely deeply weathered and covered by a paleo-ferricrete cap. Below the ferricrete cap, the saprolite can extend for up to 100m in depth before hitting fresh rock. Fluid pumped into the hole during core drilling causes the saprolitic material to liquefy and fail.  A change to triple barrel HQ drill rods resulted in a significant increase in core recovery and target drill depths were reached. As of April 30, 2011 25 holes have been drilled totaling 3,493m.

The best intercept from the initial 17 holes reported is hole NDDD0017 which averaged 7.6 g/t gold over 9m. Several of the holes have intersected “zones’ with anomalous manganese above 7%, which is interpreted as supergene enrichment within the deep weathering horizon.

Airborne Geophysics

A 5,000 line kilometer VTEM Geophysics survey was completed by Spectrem Air LTD over the Ndjole exploration permit on March 5, 2011. Preliminary data shows a strong electro-magnetic response to what is interpreted to be a thick graphitic unit mixed in with a volcano-sedimentary package. Results and interpretation of the survey will be completed in-house by AngloGold’s geophysics department and are expected in mid-June.

Mapping

Mapping of the main gold prospects continued in the Ndjole and Mevang licences at 1:20,000 scale. Detailed mapping at 1:5000 scale occurred over areas with drilling to better define lithological contacts and local structure.

Management Changes

On February 14, 2011, Dr. Nicole Adshead-Bell was appointed to the Board of Directors of the Company as an independent director.  Dr. Adshead-Bell is a geologist with a significant amount of experience in the investment banking and financial analysis industries where her primary emphasis has been on mid-sized and junior level natural resources companies and will join the Company as an independent director.  Dr. Adshead-Bell’s compensation for her services as a director will be consistent with that of the Company’s other non-employee directors.  At the time of her appointment Dr. Adshead-Bell was granted stock options to purchase 200,000 shares of Company common stock exercisable at $1.09 with an expiration date of five years from the grant date.

On February 25, 2011, Timothy Barry was appointed the Company’s Chief Executive Officer and President, replacing Gregory Hahn who had been serving as the Company’s Interim Chief Executive Officer and President.  In connection with the appointment of Mr. Barry as President and CEO, the Board of Directors granted Mr. Barry options to acquire 250,000 shares with an exercise price of $1.05 and an expiration date of five years from the grant date. Mr. Barry’s employment agreement and salary were unchanged. Mr. Barry was also appointed to the Company’s Board of Directors effective as of March 2, 2011.

On April 15, 2011, Sean Fallis (previously the Company’s Vice President of Finance) was appointed the Company’s Chief Financial Officer, replacing Robert Devers who had been serving as the Company’s Chief Financial Officer. Mr. Fallis is a Chartered Accountant and was formerly the corporate controller of gold producer Rusoro Mining Ltd. Prior to Rusoro Mining Ltd. Mr. Fallis worked with Canadian and United States publically listed companies in the audit and assurance practice of PricewaterhouseCoopers where Mr. Fallis focused on clients in the mining industry. In connection with the employment of Mr. Fallis on February 7, 2011, the Board of Directors granted Mr. Fallis options to acquire 350,000 shares with an exercise price of $1.12 and an expiration of five years from the grant date.

On April 20, 2011, Daniel Kunz was appointed to the Board of Directors of the Company. Mr. Kunz has over 30 years of experience in all areas of engineering, management, accounting, finance and operations. Mr. Kunz holds a Masters of Business Administration, Bachelor of Science in Engineering Science and an Associate of Accounting degree. Mr. Kunz has held positions in Ivanhoe Mines (President), MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President and Controller, and as CFO to the Mining Group). Mr. Kunz’s compensation for his services as a director will be consistent with that of the Company’s other non-employee directors. In connection with the appointment of Mr. Kunz on April 20, 2011, the Board of Directors granted Mr. Fallis options to acquire 200,000 shares on June 3, 2011 with an exercise price of $0.70 and an expiration of five years from the grant date.

On April 20, 2011, Greg Hahn, Wesley Pomeroy and Robert Kramer ceased serving as directors.

Results of Operation

Upon the closing of the Merger on April 16, 2010, Dome became a wholly owned subsidiary of the Company. The financial results from Dome are included in the Company’s consolidated statement of operations for the three and six months ended April 30, 2011 and the Company’s consolidated statement of cash flows for the six months ended April 30, 2011.  However, because the Merger did not close until April 2010, Dome’s financial results are only included in the Company’s statements of operations for the three and six months ended April 30, 2010 and the Company’s consolidated statement of cash flows  for the six months ended April 30, 2010, for the period from April 16, 2010 to April 30, 2010. Since the closing of the Merger the Company has significantly increased its exploration activities at the Sierra Mojada Property and has increased its other general corporate activities in an effort to further promote the Company.  These increased activities have generally caused the Company’s expenditures to rise since the completion of the Merger.

Three Months Ended April 30, 2011 and April 30, 2010

For the three months ended April 30, 2011, the Company experienced a consolidated net loss of $1,577,000 or $0.01 per share, compared to a consolidated net loss of $31,000 or less than $0.01 per share during the comparable period last year.  The $1,546,000 increase in the consolidated net loss is primarily due to the increase in exploration and property holding costs for $1,349,000 and a $516,000 increase in general and administrative expenses as described below. This was partially offset by a $291,000 increase in foreign currency transaction gain, which was largely due to an increase intercompany balances as described below.

Exploration and property holding costs

Exploration and property holding costs increased $1,349,000 or 184% to $2,084,000 for the three months ended April 30, 2011 compared to $735,000 for the comparable period last year.  This increase was primarily due to a significantly expanded exploration program on the Sierra Mojada Property as described previously.  During the quarter, the Company completed approximately 6,000m of exploration drilling to further evaluate the Shallow Silver Zone at the Sierra Mojada Property. The Company also continued work on metallurgy and completed a revised resource estimate. Prior year exploration costs were significantly lower due to limited working capital.

The majority of exploration activities on the Gabon properties will continue to be funded by our joint venture partner, AngloGold. Therefore, significantly all exploration and property holding costs related to the properties in Gabon are reduced by joint venture funding.

General and Administrative Costs

General and administrative expenses increased $516,000 or 73% to $1,218,000 for the three months ended April 30, 2011 as compared to $702,000 for the comparable period last year.  This increase was the result of increases in personnel costs (including a non-recurring severance payment), office and administrative expenses, directors’ fees and professional fees, offset by a decrease in provision for uncollectible value-added taxes as described below.

Personnel costs increased $487,000 or 229% to $699,000 for the three months ended April 30, 2011 as compared to $212,000 for the comparable period last year.  Stock based compensation related to stock options was significantly higher at $382,000 in the three months ended April 30, 2011 as compared to $10,000 during the comparable period in 2010 as described below.  Also, the Company entered into a severance agreement with the Company’s former Chief Financial Officer Robert Devers whereby he received severance payments totaling approximately $165,000 which was paid in April 2011.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation for stock options increased from $10,000 for the three months ended April 30, 2010 to $469,000 for the three months ended April 30, 2011. This was mainly due to stock options granted to directors, officers and key employees during the three months ended April 30, 2011 as a result of the significant management changes described previously. As discussed in Note 11 to the consolidated financial statements, the Company recognizes stock based compensation over the options vesting period based upon the estimated fair value of the option at date of grant.

Office and administrative expenses increased $70,000 or 52% to $204,000 for the three months ended April 30, 2011 as compared to $134,000 for the comparable period last year.  The increase relates to additional listing and exchange fees to maintain the Company’s dual listings on the NYSE AMEX and TSX, increased office costs during the transition from the Denver office to the Vancouver office during which time the Company temporarily maintained two separate offices and higher travel costs. The Denver office has now been closed.

Professional services increased $49,000 or 38% to $179,000 for the three months ended April 30, 2011 as compared to $130,000 for the comparable period last year. The increase significantly relates to additional costs associated with the dual listings on the NYSE AMEX and TSX.

Directors’ fees increased $64,000 or 93% to $133,000 for the three months ended April 30, 2011 as compared to $69,000 for the comparable period last year.  The increase was primarily due to an $87,000 increase in stock based compensation significantly as a result of stock options granted to a new director.

During the three months ended April 30, 2010, the Company recorded a provision of $152,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.  There was no additional provision recorded during the current period.

Other Income (Expense)

Other Income increased $338,000 to $1,744,000 or 24% for the three months ended April 30, 2011 as compared to $1,406,000 for the comparable period last year.  The increase is primarily due to a $291,000 increase in foreign currency transaction gain related to intercompany loans between the Company’s corporate entity and the Company’s Mexican subsidiaries. During the three months ended April 30, 2011, the Mexican Peso appreciated from 12.22 Mexican Pesos per US dollar to 11.55 Mexican Pesos per US dollar whereas during the three months ended April 30, 2010 the Mexican Peso appreciated from 13.12 Mexican Pesos per USD to 12.28 Mexican Pesos per US dollars. Although the exchange rate fluctuation during the three month period ended April 30, 2011 was lower, the intercompany loan balance had increased resulting in a larger foreign currency transaction gain in the three months ended April 30, 2011.  As of April 30, 2011, the Company’s corporate entity has a $29 million dollar intercompany receivable from Minera and Contratistas.

Six Months Ended April 30, 2011 and April 30, 2010

For the six months ended April 30, 2011, the Company experienced a consolidated net loss of $3,188,000 or approximately $0.03 per share, compared to a consolidated net loss of $1,341,000 or approximately $0.02 per share during the comparable period last year. The $1,847,000 increase in the consolidated net loss was due to a $1,822,000 increase in exploration and property holding costs and a $681,000 increase in general and administrative expenses as described below. This was partially offset by a $628,000 increase in foreign currency transaction gain, which was largely due to an increase in intercompany balances and greater appreciation of the Mexican peso as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,822,000 or 134% to $3,184,000 for the six months ended April 30, 2011 compared to $1,362,000 for the same period last year.  This increase was primarily due to a significantly expanded exploration program on the Sierra Mojada Property as described previously.

General and Administrative Costs

General and administrative expenses increased $681,000 or 51% to $2,028,000 for the six months ended April 30, 2011 as compared to $1,347,000 for the comparable period last year.  This increase was the result of overall increases in personnel costs (including a non-recurring severance payment), office and administrative expenses, and director fees, offset by a decrease in the provision for uncollectable value-added taxes as described below.

Personnel costs increased $518,000 or 115% to $970,000 for the six months ended April 30, 2011 as compared to $452,000 for the same period last year. This increase was due to higher stock based compensation on stock options granted to officers and key employees which increased from $48,000 for the six months ended April 30, 2010 to $488,000 for the six months ended April 30, 2011.  Also, the Company entered into a severance agreement with the Company`s former Chief Financial Officer Robert Devers whereby he received severance payments totaling approximately $165,000 which was paid in April 2011.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation for stock options increased from $48,000 for the six months ended April 30, 2010 to $661,000 for the six months ended April 30, 2011 primarily due to stock options granted to directors, officers and key employees during the six months ended April 30, 2011 as a result of the significant management changes described previously.  As discussed in Note 11 to the consolidated financial statements, the Company recognizes stock based compensation over the options vesting period based upon the estimated fair value of the option at date of grant.

Office and administrative expenses increased $179,000 or 81% to $401,000 for the six months ended April 30, 2011 as compared to $222,000 for the same period last year.  This increase relates to additional listing and exchange fees to maintain the dual listings on NYSE AMEX and TSX, increased office costs during the transition from the Denver office to the Vancouver office during which time the Company temporarily maintained two separate offices and higher travel costs. The Denver office has now been closed.

Professional services decreased $9,000 or 2% to $386,000 for the six months ended April 30, 2011 as compared to $395,000 for the comparable period last year. The decrease was due to higher legal and accounting costs in the prior year related to the Dome Merger offset by additional costs in the current year associated with the dual listings on the NYSE AMEX and TSX.

Directors’ fees increased $147,000 or 126% to $264,000 for the six months ended April 30, 2011 as compared to $117,000 for the same period last year. This increase was primarily due to a $173,000 increase in stock based compensation significantly as a result of stock options granted to a new director and the vesting of stock options granted in August 2010.

During the six months ended April 30, 2010, the Company recorded a provision of $152,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.  There was no additional provision recorded during the current period.

Other Income (Expense)

Other Income increased $641,000 to $2,047,000 or 46% for the six months ended April 30, 2011 as compared to $1,406,000 for the comparable period last year.  The increase is primarily due to a $628,000 increase in foreign currency transaction gain related to intercompany loans between the Company’s corporate entity and the Company’s Mexican subsidiaries. During the six months ended April 30, 2011, the Mexican Peso appreciated from 12.36 Mexican Pesos per US dollar to 11.55 Mexican Pesos per US dollar whereas during the six months ended April 30, 2010 the Mexican Peso appreciated from 13.10 Mexican Pesos per USD to 12.28 Mexican Pesos per US dollar. Due to the larger exchange rate fluctuation during the six month period ended April 30, 2011 and the increase in the intercompany loan balance a larger foreign currency transaction gain occurred in the six months ended April 30, 2011.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2011, the Company primarily utilized cash and cash equivalents to fund its operations, which essentially comprised exploration activities and property concession option purchase agreement payments at the Sierra Mojada Property and general and administrative expenses.  Additionally, during the six months ended April 30, 2011, the Company received $826,000 in proceeds from the exercise of stock options and warrants. As a result, cash and cash equivalents decreased from $10,571,000 at October 31, 2010 to $6,071,000 at April 30, 2011.

Cash flows used in operations for the six months ended April 30, 2011 was $4,492,000 as compared to $3,173,000 for the comparable period in 2010.  This increase was mainly due to the significantly higher exploration costs at the Sierra Mojada Property as discussed in the results of operations section above. The increase in general and administration expensed had limited impact on cash flows from operations as the majority of the increase related to stock based compensation a non-cash item.

Cash flows used in investing activities for the six months ended April 30, 2011 was $304,000 as compared to $1,952,000 in cash flows provided by operations for the comparable period in 2010. During the six months ended April 30, 2011, the Company purchased $41,000 of marketable securities, $12,000 of equipment and spent $459,000 on the acquisition of property concessions as compared to purchases of $297,000 of equipment and $369,000 of property concessions in the comparable period in 2010. Equipment purchases decreased as the Company is using external contractors for a greater portion of the work on the Sierra Mojada Property. Additionally, the Company received $2,619,000 in cash through the Dome Merger in 2010.

Cash flows provided by financing activities for the six months ended April 30, 2011 was $315,000 as compared to $15,122,000 for the comparable period in 2010. The significant decrease in cash flows is due to the $14,952,000 of proceeds from the sale of common stock related to the Dome Merger in the prior year.

Capital Resources

As of April 30, 2011, the Company had cash and cash equivalents of $6,071,000 and working capital of $4,602,000 as compared to cash and cash equivalents of $10,571,000 and working capital of $9,072,000 as of October 31, 2010.   The decrease in the Company’s liquidity and working capital were primarily the result of cash used by operating and investing activities which were partially offset by proceeds received from financing activities. The accounts payable and accrued liabilities at April 30, 2011 increased as a result of the additional exploration work on the Sierra Mojada Property and timing of payments.

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

On June 2, 2011 the Company closed a non-brokered private placement with Coeur d’Alene Mines Corporation (“Coeur”) whereby Coeur purchased 7,353,000 shares of Company common stock for total proceeds of $5,000,040.

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our Board of Directors monitor our overall costs, expenses, and financial resources and, if necessary, will attempt to adjust the Company’s planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. The Company believes it has sufficient capital on hand to fund the calendar 2011 exploration program at the Sierra Mojada Property described previously. However, the continued exploration of the Sierra Mojada Property ultimately will require the Company to raise additional capital, identify other sources of funding, or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Once the Company has gathered sufficient drilling data on the silver mineralization, the Company, subject to having sufficient financial resources, will revisit the economics of the Sierra Mojada Project via a feasibility study.  Following the completion of the feasibility study, the Company would then proceed to the project financing phase, and then the construction phase, which would entail construction of a mine and related infrastructure pursuant to a mine plan developed specifically for the Company's concessions, and construction of an extraction plant to extract metal from the ore that would be mined. In order to proceed with the construction phase, the Company would need to rely on additional equity and/or debt financing, or the Company may seek joint venture partners or other alternative financing sources.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material on the Company`s financial position, results of operations or cash flows. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The Company does not expect that the full adoption of ASU No. 2010-06 will have a material effect on the Company`s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

Property Concessions

Costs of acquiring property concessions are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date, no property concessions have reached the production stage.

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

Income Taxes

Income taxes are accounted for based upon the asset and liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset.

The Company makes the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, and calculating stock-based compensation.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into US Dollars at the period end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries are considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations.

Stock Based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon US Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

The Company also uses the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a US Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

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

ITEM 3.  QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso or $CDN against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk, we maintain minimum cash balances in foreign currencies, including $CDN and Mexican Pesos and complete the majority of our purchases, including capital expenditures relating to the Sierra Mojada Property, in US Dollars.  We currently do not engage in any currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of April 30, 2011, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of April 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)   Changes In Internal Controls Over Financial Reporting

During the quarter ended April 30, 2011 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors included in our Form 10-K/A for the year ended October 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report and throughout June 3, 2011, have been previously disclosed in our current report on Form 8-K except for on June 2, 2011 the Company issued 7,353,000 shares of its common stock for aggregate gross proceeds of $5,000,040 from Coeur d’Alene Mines Corporation. No commissions or other remuneration were paid on the transaction. The shares were issued pursuant to the exemption under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

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

Item 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/10	3.1

3.1.2 3.1.3	Certificate of Amendment to Articles of Incorporation Bylaws	8-K 10-K	4/20/11 10/21/10	3.1 3.1.6

14	Code of Ethics	10-KSB	1/31/07	14

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 6, 2011	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: June 6, 2011	By	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer and Principal Accounting Officer