Form 10-Q
period 2011-07-31
SILVER BULL RESOURCES, INC.
filed 2011-09-06
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of September 2, 2011, there were 115,110,157 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010	2

Consolidated Statements of Operations for the three and nine months ended July 31, 2011 and July 31, 2010, and for the period from inception (November 8, 1993) to July 31, 2011	3

Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and July 31, 2010, and for the period from inception (November 8, 1993) to July 31, 2011	4-5

Notes to Consolidated Financial Statements	6-18

[The balance of this page has been intentionally left blank.]

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,320,341	$10,570,598
Restricted cash (Note 5)	573,356	—
Other receivables	12,048	17,965
Prepaid expenses	262,495	248,417
Prepaid income taxes	9,137	22,231
Total Current Assets	9,177,377	10,859,211

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Notes 7 and 22)	5,048,415	4,318,292
Gabon, Africa (Notes 7 and 8)	4,647,023	4,396,915
	9,695,438	8,715,207

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $929,141 and $941,781, respectively (Note 9)	955,716	1,361,358

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,306,458 and $1,241,876, respectively (Note 6)	1,602,915	629,338
Goodwill (Note 10)	20,500,168	19,738,862
Other assets	122,504	9,435
Asset held for sale (Note 11)	223,757	—
	22,449,344	20,377,635

TOTAL ASSETS	$42,277,875	$41,313,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,175,623	$729,314
Accrued liabilities and expenses	658,142	241,389
Accrued severance costs	—	184,000
Income tax payable—184,000	12,649	—
Payable to joint venture partner (Note 8)	727,706	632,687
Other liabilities (Note 12)	223,757	—
Total Current Liabilities	2,797,877	1,787,390

COMMITMENTS AND CONTINGENCIES (Notes 14 and 19)

STOCKHOLDERS’ EQUITY (Notes 14, 15, 16, 17 and 22)
Common stock, $0.01 par value; 300,000,000 shares authorized, 115,110,157 and 105,929,762 shares issued and outstanding, respectively	1,151,101	1,059,297
Additional paid-in capital	105,004,910	98,358,340
Deficit accumulated during exploration stage	(67,894,484)	(61,322,505)
Other comprehensive income	1,218,471	1,430,889
Total Stockholders’ Equity	39,479,998	39,526,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,277,875	$41,313,411

** Derived from the audited financial statements for the year ended October 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,345,707	2,340,380	5,412,519	3,607,326	32,569,160
Depreciation and asset write-off	46,109	56,621	163,252	151,585	1,310,872
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,391,816	2,397,001	5,575,771	3,758,911	33,880,032

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	247,356	865,045	1,217,591	1,316,906	16,020,394
Office and administrative	117,872	111,479	518,917	333,377	3,867,403
Professional services	38,811	187,447	425,019	582,552	8,053,198
Directors’ fees	168,351	104,316	432,241	221,082	4,343,883
Provision for uncollectible value-added taxes	—	59,361	—	211,410	1,205,395
Depreciation	2,401	2,666	9,075	12,007	244,570
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	574,791	1,330,314	2,602,843	2,677,334	33,734,843

LOSS FROM OPERATIONS	(2,966,607)	(3,727,315)	(8,178,614)	(6,436,245)	(67,614,875)

OTHER INCOME (EXPENSES)
Interest and investment income	5,409	32,350	34,900	39,689	933,263
Foreign currency transaction (loss) gain	(420,540)	(766,193)	1,554,105	580,632	(934,314)
Miscellaneous income (expense)	4,712	4,764	47,843	4,764	(20,030)
TOTAL OTHER (EXPENSE) INCOME	(410,419)	(729,079)	1,636,848	625,085	(21,081)

LOSS BEFORE INCOME TAXES	(3,377,026)	(4,456,394)	(6,541,766)	(5,811,160)	(67,635,956)

INCOME TAX EXPENSE (BENEFIT)	6,826	5,728	30,213	(8,318)	132,438

NET LOSS	$(3,383,852)	$(4,462,122)	$(6,571,979)	$(5,802,842)	$(67,768,394)

OTHER COMPREHENSIVE (LOSS) INCOME – Foreign currency translation adjustments	(272,727)	535,243	(212,418)	(469,270)	1,218,471

COMPREHENSIVE LOSS	$(3,656,579)	$(3,926,879)	$(6,784,397)	$(6,272,112)	$(66,549,923)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.04)	$(0.06)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	112,284,201	104,221,121	108,248,406	73,206,577

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,571,979)	$(5,802,842)	$(67,768,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and (gain) loss on sale of equipment	132,112	173,272	1,542,100
Provision for uncollectible value-added taxes	—	209,284	1,198,420
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(1,570,556)	(567,626)	1,083,790
Common stock issued for services and payment of expenses	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	95,832	1,753,222
Stock options issued for compensation	887,898	57,312	8,903,106
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	(924,200)	(480,389)	(2,793,806)
Restricted cash	(558,188)	—	(558,188)
Other receivables	6,471	20,295	673
Prepaid income taxes and expenses	7,122	(270,493)	(239,599)
Deposits	(7,849)	(2,593)	(12,595)
Increase (decrease) in, net of merger transaction:
Accounts payable	415,864	283,026	879,880
Income tax payable	12,402	(9,527)	15,291
Accrued liabilities and expenses	402,335	456,343	657,561
Accrued severance costs	(184,000)	—	—
Deferred salaries and costs	—	(393,903)	—
Other liabilities	219,383	—	227,032
Net cash used by operating activities	(7,733,185)	(6,232,009)	(48,651,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	2,618,548	2,618,548
Equipment purchases	(95,284)	(483,460)	(2,970,458)
Proceeds from sale of equipment	208,648	8,900	217,548
Proceeds from sale of property concessions	—	—	100,000
Acquisition of property concessions	(495,673)	(372,815)	(5,501,189)
Net cash (used by) provided by investing activities	(382,309)	1,771,173	(5,535,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,962,219	14,951,516	54,735,929
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	188,913	—	188,913
Proceeds from exercise of warrants	699,344	953,595	6,350,286
Payment of financing costs	(104,707)	—	(104,707)
Payable to joint venture partner	72,895	470,294	655,267
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	5,818,664	16,375,405	62,789,795

Effect of exchange rates on cash and cash equivalents	46,573	(62,399)	(282,674)

Net (decrease) increase in cash and cash equivalents	(2,250,257)	11,852,170	8,320,341
Cash and cash equivalents beginning of period	10,570,598	1,482,943	—

Cash and cash equivalents end of period	$8,320,341	$13,335,113	$8,320,341

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$27,026	$117,008
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$24,840,886	$24,840,886
Warrants issued in merger with Dome	$—	$1,895,252	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$727	$—	$59,947

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Silver Bull Resources, Inc. (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company (“Metalline”). On April 20, 2011, at an annual meeting of shareholders, the Company’s name change to Silver Bull Resources, Inc. was approved and became effective April 21, 2011. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects, and may never enter into the development with respect to any of its projects.

The Company engages in the business of mineral exploration. The Company currently owns or has the option to acquire a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon, and African Resources SARL Gabon, as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited incorporated in Nigeria. The Company conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon. The Company included the financial results of Dome and its subsidiaries in the Company’s consolidated statement of operations effective April 16, 2010.

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

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, these unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's consolidation financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Form 10-K/A for the year ended October 31, 2010 filed on May 20, 2011 except as follows to further clarify the accounting policy.

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

On July 7, 2011, the Company agreed to convert $13.4 million of intercompany loans to future capital increases. Subsequent to July 7, 2011, the Company no longer recognizes foreign currency transaction gains or losses on the intercompany loans which were converted.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The Company does not expect that the full adoption of ASU No. 2010-06 will have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The adoption of this guidance is not expected to have a material effect on the Company`s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on the Company`s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – LOSS PER SHARE

The Company has stock options and warrants in the aggregate of 6,117,854 shares and 17,048,238 shares outstanding at July 31, 2011 and 2010. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At July 31, 2011, the Company has $573,356 of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use exclusively on exploration costs related to the joint venture agreements with AngloGold (Note 8).

NOTE 6 – VALUE-ADDED TAX

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

In 2010, the Company hired a new IVA tax consultant and changed its fiscal reporting jurisdiction to a larger municipality in an effort to collect these tax receivables.  During the nine months ended July 31, 2011, the Company hired an additional IVA tax consultant who began preparation of an initial IVA tax return for 2010 which the Company filed with the Mexico tax authorities on May 2, 2011. The Company received a request for additional supporting documentation which has been provided and is awaiting a response from the Mexican tax authorities.

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

At July 31, 2011, management evaluated the IVA tax receivable and has determined that the allowance for uncollectible taxes of 15.4 million Pesos or $1,306,458 is reasonable and no additional provision was required for the nine months ended July 31, 2011.  Due to the uncertainty of when any IVA taxes will be recovered, the Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of July 31, 2011.

A summary of the changes in the allowance for uncollectible taxes for the nine months ended July 31, 2011 is as follows:

Allowance for uncollectible taxes – October 31, 2010	$1,241,876
Foreign currency translation adjustment	64,582
Allowance for uncollectible taxes – July 31, 2011	$1,306,458

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at July 31, 2011 and October 31, 2010, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa

Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	495,673	—
Foreign currency translation adjustment	234,450	250,108
Property Concessions – July 31, 2011	$5,048,415	$4,647,023

NOTE 8 – JOINT VENTURE AGREEMENTS

In October 2009, Dome (a wholly owned subsidiary of the Company) and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and the Ndjole and Mevang Joint Venture Agreement.

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold can earn an additional 40% interest by paying Dome $100,000 per year over the next three years and by incurring exploration expenditures in the amount of $3.7 million over the next three years at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of July 31, 2011, AngloGold has incurred exploration expenditures of approximately $4.7 million and has made the first payment of $100,000 pursuant to the provisions above.

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

Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of July 31, 2011, the payable to AngloGold was $727,706.

NOTE 9 - EQUIPMENT

The following is a summary of the Company's property and equipment at July 31, 2011 and October 31, 2010, respectively:

	July 31,	October 31,
	2011	2010

Mining equipment	$1,164,720	$1,639,726
Vehicles	212,882	181,040
Buildings and structures	206,211	193,257
Computer equipment and software	202,588	192,927
Well equipment	43,934	41,762
Office equipment	40,434	44,470
Communication equipment	14,088	9,957
	1,884,857	2,303,139
Less: Accumulated depreciation	(929,141)	(941,781)
	$955,716	$1,361,358

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at July 31, 2011 the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at July 31, 2011 and October 31, 2010, respectively:

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	761,306
Goodwill – July 31, 2011	$20,500,168

NOTE 11 – ASSET HELD FOR SALE

The Company has classified a drill rig as an asset held for sale as at July 31, 2011 as the asset was ready for immediate sale in its present condition and the asset was expected to be sold within one year. The Company is currently contracting the majority of its drilling activities and the owned drill rig is being divested. The drill rig was subsequently sold on August 2, 2011 for net proceeds of $223,757.

As at July 31, 2011, the drill rig held for sale had a net book value of $223,958 and was written down to the fair value less costs to sell of $223,757. The difference in net book value and fair value less costs to sell was recorded in the consolidated statement of operations during the period ended July 31, 2011.

NOTE 12 – OTHER LIABILITIES

The other liabilities balance as at July 31, 2011 relates entirely to an advance received for the sale of the drill rig which is classified as an asset held for sale (Note 11).

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Rand Edgar Investment Corp., a company owned 50% by Brian Edgar, the Company's Chairman, whereby the Company pays approximately $10,000 per month for rent and administrative services for an office in Vancouver, British Columbia.   During the three and nine months ended July 31, 2011 the Company paid $30,380 and $91,887 respectively, to Rand Edgar Investment Corp. for rent and administrative services.

NOTE 14 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2011, there are 115,110,157 shares outstanding with Rights attached.

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

NOTE 15 - COMMON STOCK

During the nine months ended July 31, 2011, the Company completed a private placement of 7,353,000 shares of common stock at $0.68 per share. The Company also issued 1,385,353 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share.  Options to acquire 369,355 shares of common stock were also exercised at an average exercise price of $0.51 per share.  In addition, options to acquire 400,261 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 72,687 shares without payment of the cash exercise price and the remaining options for 327,574 shares were cancelled.

During the nine months ended July 31, 2010, the Company issued 2,308,281 shares of common stock upon the exercise of warrants at an average cash consideration of $0.41 per share and issued 118,800 shares of common stock at an average market price of $0.81 per share to its independent directors for services provided. In addition, options to acquire 353,250 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 197,269 shares without payment of the exercised price and the remaining options for 155,981 shares were cancelled.

NOTE 16 - STOCK OPTIONS

The Company has adopted two active stock option plans. Under the 2006 Stock Option Plan (the “2006 Plan”) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2010 Stock Option and Stock Bonus Plan (the “2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately 2 to 3 years and have a contractual term of 5 to 10 years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2011 and 2010 are as follows:

Nine months Ended July 31,
Options	2011	2010

Expected volatility	96% – 113%	—
Risk-free interest rate	0.59% – 1.53%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

During the nine months ended July 31, 2011, options to acquire 369,355 shares of common stock were also exercised at an average exercise price of $0.51 per share.  In addition, options to acquire 400,261 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 72,687 shares without payment of the exercise price and the remaining options for 327,574 shares were cancelled. The options had a combined intrinsic value of $197,034 at the time of exercise. Also during the nine months ended July 31, 2011, the Company granted options to acquire 1,455,000 shares of common stock with a weighted-average grant-date fair value of $0.69.

During the nine months ended July 31, 2010, options to acquire 197,269 shares of common stock were exercised by way of a cashless exercise at an average exercise price of $0.34 per share.  The options had an intrinsic value of $84,827 at the time of exercise. No options were granted in the nine months ended July 31, 2010.

The following is a summary of stock option activity for the nine months ended July 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	6,901,692	$1.59
Granted	1,455,000	1.06
Exercised	(442,042)	0.52
Forfeited or cancelled	(792,384)	0.85
Expired	(3,034,645)	2.25
Outstanding at July 31, 2011	4,087,621	$1.17	4.57	$—

Vested or Expected to Vest at July 31, 2011	4,087,621	$1.17	4.57	$—
Exercisable at July 31, 2011	2,069,287	$1.50	4.87	$—

The Company recognized stock-based compensation costs for stock options of $887,898 and $57,312 for the nine months ended July 31, 2011 and 2010, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 – 1.20	3,473,333	4.26	$0.84	1,454,999	$0.84
2.18 - 2.85	364,288	6.57	2.21	364,288	2.21
4.30	250,000	5.89	4.30	250,000	4.30
$0.34 - 4.30	4,087,621	4.57	$1.17	2,069,287	$1.50

A summary of the non-vested shares as of July 31, 2011 and changes during the nine months ended July 31, 2011 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2010	1,963,337	$0.51
Granted	1,455,000	0.69
Vested	(607,620)	0.74
Forfeited	(792,383)	0.57
Nonvested at July 31, 2011	2,018,334	$0.55

As of July 31, 2011, there was $464,066 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 4.26 years.

NOTE 17 - WARRANTS

A summary of warrant activity for the nine months ended July 31, 2011 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2010	12,315,677	$1.21
Exercised	(1,385,353)	0.50
Forfeited or expired	(8,900,091)	1.30
Outstanding at July 31, 2011	2,030,233	$1.27	0.77	$249,112
Exercisable at July 31, 2011	2,030,233	$1.27	0.77	$249,112

During the nine months ended July 31, 2011, warrants to acquire 1,385,353 shares of common stock with an intrinsic value of $786,112 were exercised at a weighted average exercise price of $0.50 per share.

Summarized information about warrants outstanding and exercisable at July 31, 2011 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - 0.70	1,470,623	0.91	$0.51	1,470,623	$0.51
2.13 – 3.40	559,610	0.41	3.26	559,610	3.26
$0.34 - 3.40	2,030,233	0.77	$1.27	2,030,233	$1.27

NOTE 18 – FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities and expenses and accrued severance costs approximate fair value at July 31, 2011 and October 31, 2010 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 150,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of July 31, 2011 and October 31, 2010, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $7,472,967 and $9,522,180 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2011 and October 31, 2010, the US dollar equivalent balance for these accounts was $1,168,451 and $798,418, respectively.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos, Central African Francs (“$CFA”)  or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of July 31, 2011, the Company maintains minimum cash balances in foreign currencies, including $CFA and Mexican Pesos and the Company completes the majority of purchases, including capital expenditures relating to the Sierra Mojada Property, in US Dollars.  The Company currently does not engage in any currency hedging activities.

Subsequent to July 31, 2011, the Company transferred the majority of its US dollar cash balances into $CDN as the Company expects the appreciation of the $CDN against the US dollar in the short-term. The Company expects to convert the $CDN cash balances as needed into US dollars to pay for US dollar expenditures and to use $CDN cash balances for $CDN expenditures as the Company maintains its Corporate office in Canada.

Liquidity Risk

The Company is exposed to liquidity risk from the potential inability to generate or obtain sufficient cash in a timely and cost-effective manner to discharge its financial liabilities as they come due. The Company manages liquidity risk by forecasting cash flows to identify financing requirements and through rigorous budgeting, forecasting and planning.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

In January 2008, the Company entered into an employment agreement with Robert Devers, as Chief Financial Officer that provided for an annual base salary of $165,000.  Effective April 15, 2011, Robert Devers ceased serving as Chief Financial Officer.  The Company entered into a severance agreement with Mr. Devers whereby he agreed to waive any and all legal claims (known or unknown) he may have against the Company in exchange for severance payments totaling approximately $165,000.  The amount of this sum severance amount was determined based on the termination provisions in Mr. Devers’s employment agreement and was paid in April 2011.

On August 4, 2010 (although effective as of July 1, 2010), the Company entered into a consulting agreement with an entity controlled by Mr. Hahn, that set forth the terms by which Mr. Hahn served as the Company’s interim President and Chief Executive Officer.   Effective September 1, 2010 the agreement was amended to provide that Mr. Hahn will devote approximately 75% of his business related time to the Company (which resulted in the increase in his compensation).  Initially Mr. Hahn was compensated at the rate of $12,000 per month while serving as an executive officer, however effective September 1, 2010 his compensation was increased to $18,000 due to the increased time demands imposed on Mr. Hahn. Effective February 25, 2011, Mr. Hahn resigned as Interim President and Chief Executive Officer to correspond with the appointment of Mr. Barry as President and Chief Executive Officer and the consulting agreement between the entity controlled by Mr. Hahn and the Company was terminated.

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the materials terms of his compensation. In September 2010, the Company entered into an employment agreement with Mr. Edgar memorializing the terms of his employment.  The employment agreement has a term through April 15, 2012. Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman. The employment agreement provides that Mr. Edgar is entitled to a severance payment if the agreement is terminated under certain circumstances including if Mr. Edgar is terminated without cause. On September 2, 2011, the Company entered into a new employment agreement with Mr. Edgar, as the Executive Chairman of the Board of Directors that revised the change in control provision. In the event of a change in control upon Mr. Edgar providing written notice of termination, the Company shall pay his base salary for up to 12 months plus the previous year bonus.

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration. Mr. Barry’s employment agreement remained in effect upon his appointment to President and Chief Executive Officer on February 25, 2011. On September 2, 2011 (although effective June 1, 2011), the Company entered into a new employment agreement with Mr. Barry, as President and Chief Executive Officer that provides for base compensation of $CDN 18,000 per month (or $CDN 216,000 annually) and potential bonus of $CDN 30,000 if certain performance targets are met.  The employment agreement provides that Mr. Barry is entitled to written notice of termination for up to 12 months if Mr. Barry meets certain employment terms and is terminated without cause.  In the event of a change in control upon Mr. Barry providing written notice of termination, the Company shall pay his base salary for up to 18 months plus the previous year bonus if Mr. Barry is employed more than 24 months.

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

Property Concessions

To properly maintain property concessions in Mexico, the Company is required to pay a semi-annual fee to the Mexican government and complete annual assessment work. Annual assessment work in excess of statutory requirements can be carried forward and applied to future periods. The Company has completed sufficient to meet future requirements for many years.

In addition, the Company has entered into agreements with several Mexican individuals to acquire seven property concessions in the Sierra Mojada Property prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the seven concessions at established prices over the next 1 to 3 years.  Pursuant to the option purchase agreements, the Company is required to make certain payments on a semi-annual or annual basis over the terms of these contracts.  The Company will record these payments as property concession assets.  In the event the Company elects not to move forward with the purchase option outlined in the agreements, the Company will expense all cumulative costs deferred for each respective concession.

The Company holds title to several property concessions in Gabon, Africa that require the Company to spend minimal amounts each term to renew the licenses. The initial term of these exploration licenses expires on September 18, 2011 and each license is renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term.  Dome may apply for a mining license at any time during these periods.  As of July 31, 2011, one US Dollar approximates 468 CFA francs.

Drilling Agreement

The Company entered into an agreement with a subsidiary of Major Drilling Group International Inc. (“Major”) for a minimum of 20,000 meters of drilling at the Sierra Mojada Property.  The remaining Major drilling commitment was equal to $390,011 over the life of the contract.

NOTE 20 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2011	2010	2011	2010	2011
Net loss for the period
Mexico	$(2,703,000)	$(2,929,000)	$(3,878,000)	$(2,625,000)	$(31,958,000)
Canada	(575,000)	(28,000)	(2,581,000)	(39,000)	(2,623,000)
Gabon	(106,000)	(28,000)	(113,000)	(54,000)	(82,000)
United States	—	(1,477,000)	—	(3,085,000)	(33,171,000)
	$(3,384,000)	$(4,462,000)	$(6,572,000)	$(5,803,000)	$(67,769,000)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2011		2011		2011
Exploration and property holding costs for the period
Mexico	$(2,306,000)	$(2,397,000)	$(5,406,000)	$(3,759,000)	$(33,710,000)
Gabon	(86,000)	—	(170,000)	—	(170,000)
	$(2,392,000)	$(2,397,000)	$(5,576,000)	$(3,759,000)	$(33,880,000)

	July 31, 2011	October 31, 2010

Total assets
Mexico	$28,527,000	$26,113,000
Canada	583,000	117,000
Gabon	5,791,000	5,262,000
United States	7,377,000	9,821,000
	$42,278,000	$41,313,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details foreign assets included in the accompanying balance sheet at July 31, 2011:

	Mexico	Gabon
Cash and cash equivalents	$582,837	$12,259
Restricted cash	—	573,356
Other receivables	10,121	427
Prepaid expenses and taxes	169,460	—
Property concessions	5,048,415	4,647,023
Office and mining equipment, net	912,589	16,907
Value-added tax receivable, net	1,079,689	523,226
Goodwill	20,500,168	—
Other assets	—	17,797
Assets held for sale	223,757	—
	$28,527,036	$5,790,995

NOTE 21 – RECLASSIFICATION

Certain reclassifications have been made to the prior period and inception to date consolidated financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 22 – SUBSEQUENT EVENTS

On August 4, 2011, the Company entered into an independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration. Pursuant to the agreement Mr. Cunliffe will receive $700 per day for each day actually worked and a potential annual bonus of $20,000 if certain performance targets are met. The agreement continues on a month-to-month basis and can be terminated by either party with 30 days advance notice. In the event of a change in control upon Mr. Cunliffe providing written notice of termination, the Company shall pay his daily consulting rate for up to 240 days if Mr. Cunliffe is employed more than 36 months.

On August 5, 2011, the Company granted an aggregate of 840,000 options to an employee and consultants pursuant to the Company’s 2010 Stock Option Plan. All of the options have an exercise price of $0.63 per share and have a five year term. Each of the options vested one third on the grant date, one third on August 5, 2012, and the final one third on August 5, 2013.

In August 2011, the Company entered into agreements with Mexican individuals to acquire three additional property concessions in the Sierra Mojada Property prospect area.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the three property concessions at established prices over the next two to five years.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration.  As of July 31, 2011, the Company owns 26 property concessions consisting of 15,833 hectares (approximately 39,124 acres) in the mining region known as the Sierra Mojada District located in Sierra Mojada, Coahuila, Mexico.  The property concessions are considered one prospect area and are collectively referred to as the “Sierra Mojada Property”.

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

On April 16, 2010, the Company completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became a wholly-owned subsidiary of the Company (the “Merger”).  Dome through its subsidiaries holds three exploration licenses in Gabon, West Africa covering approximately 6,000 square kilometers and has entered into a joint venture agreement with AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and the Company is currently looking for a joint venture partner on this license.  Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon and African Resources SARL Gabon.

Current Developments

Sierra Mojada Property

In January 2011, the board of directors approved an exploration budget of $9.5 million for the Sierra Mojada Property subject to the Company raising additional capital during the first half of calendar year 2011 to fully fund these exploration activities.  As a result of closing a private placement closing with Coeur d’Alene Mines Corporation (“Coeur”) on June 2, 2011 for net proceeds of $4,962,220, the Company expects to have sufficient funds available to complete the $9.5 million calendar year 2011 exploration program at the Sierra Mojada Property.

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

Drilling

A subsidiary of Major Drilling Group International Inc. (“Major”) was contracted to conduct the 20,000m drill program planned for calendar year 2011 (described above). Major arrived on site February 14, 2011 and after two weeks of setup and drill pad preparation began the drill program. Initial drilling focused on an area that occurs immediately to the north of the eastern end of the Shallow Silver Zone.  The best intercept from the initial  eight holes that have been reported is hole B11010 which averaged 214 g/t silver, 1.5% zinc, 0.92% lead and 0.7% copper over 38.6m. As of July 31, 2011 Major had drilled approximately 16,000m during calendar year 2011.

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

New Resource Report

During July 2011 the Company signed a contract with SRK Consulting (Canada) Inc to complete a revised NI43-101 resource report update on the Shallow Silver Zone. This report will build on the resource defined in the NI43-101 resource report released in April 2011 and will incorporate a mixture of historical data from previous work on the property that has been collated and vetted to the end of 2010 as well as drill results to the beginning of August 2011 as part of the drill campaign currently underway. This report is expected to be released in the fall of 2011.

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

Drilling progress has been slower than anticipated due to numerous technical issues. The rocks in the area are extremely deeply weathered and covered by a paleo-ferricrete cap. Below the ferricrete cap, the saprolite can extend for up to 100m in depth before hitting fresh rock. Fluid pumped into the hole during core drilling causes the saprolitic material to liquefy and fail.  A change to triple barrel HQ drill rods resulted in a significant increase in core recovery and target drill depths were reached. As of July 31, 2011 34 holes have been drilled totaling 5,423m.

The best intercept from the initial 17 holes reported is hole NDDD0017 which averaged 7.6 g/t gold over 9m. Several of the holes have intersected “zones’ with anomalous manganese above 7%, which is interpreted as supergene enrichment within the deep weathering horizon.

Airborne Geophysics

A 5,000 line kilometer VTEM Geophysics survey was completed by Spectrem Air LTD over the Ndjole exploration permit on March 5, 2011. Results show a strong electro-magnetic response that has been strongly folded and deformed.

Mapping

Mapping of the main gold prospects continued in the Ndjole and Mevang licences at 1:20,000 scale. Detailed mapping at 1:5000 scale occurred over areas with drilling to better define lithological contacts and local structure.

Management Changes

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the materials terms of his compensation. In September 2010, the Company entered into an employment agreement with Mr. Edgar memorializing the terms of his employment.  The employment agreement has a term through April 15, 2012. Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman. The employment agreement provides that Mr. Edgar is entitled to a severance payment if the agreement is terminated under certain circumstances including if Mr. Edgar is terminated without cause. On September 2, 2011, the Company entered into a new employment agreement with Mr. Edgar, as the Executive Chairman of the Board of Directors that revised the change in control provision. In the event of a change in control upon Mr. Edgar providing written notice of termination, the Company shall pay his base salary for up to 12 months plus the previous year bonus.

On February 14, 2011, Dr. Nicole Adshead-Bell was appointed to the Board of Directors of the Company as an independent director.  Dr. Adshead-Bell is a geologist with a significant amount of experience in the investment banking and financial analysis industries where her primary emphasis has been on mid-sized and junior level natural resources companies and has joined the Company as an independent director.  Dr. Adshead-Bell’s compensation for her services as a director will be consistent with that of the Company’s other non-employee directors.  At the time of her appointment Dr. Adshead-Bell was granted a stock option to purchase 200,000 shares of Company common stock exercisable at $1.09 with an expiration date of five years from the grant date.

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration. Mr. Barry’s employment agreement remained in effect upon his appointment to President and Chief Executive Officer on February 25, 2011. On September 2, 2011 (although effective June 1, 2011), the Company entered into a new employment agreement with Mr. Barry, as President and Chief Executive Officer that provides for base compensation of $CDN 18,000 per month (or $CDN 216,000 annually) and potential bonus of $CDN 30,000 if certain performance targets are met. The employment agreement provides that Mr. Barry is entitled to written notice of termination for up to 12 months if Mr. Barry meets certain employment terms and is terminated without cause.  In the event of a change in control upon Mr. Barry providing written notice of termination, the Company shall pay his base salary for up to 18 months plus the previous year bonus if Mr. Barry is employed more than 24 months.

On April 15, 2011, Sean Fallis (previously the Company’s Vice President of Finance) was appointed the Company’s Chief Financial Officer, replacing Robert Devers who had been serving as the Company’s Chief Financial Officer. Mr. Fallis is a Chartered Accountant and was formerly the corporate controller of gold producer Rusoro Mining Ltd. Prior to Rusoro Mining Ltd. Mr. Fallis worked with Canadian and United States publically listed companies in the audit and assurance practice of PricewaterhouseCoopers where Mr. Fallis focused on clients in the mining industry. In connection with the employment of Mr. Fallis on February 7, 2011, the Board of Directors granted Mr. Fallis an option to acquire 350,000 shares with an exercise price of $1.12 and an expiration of five years from the grant date.

On April 20, 2011, Daniel Kunz was appointed to the Board of Directors of the Company. Mr. Kunz has over 30 years of experience in all areas of engineering, management, accounting, finance and operations. Mr. Kunz holds a Masters of Business Administration, Bachelor of Science in Engineering Science and an Associate of Accounting degree. Mr. Kunz has held positions in Ivanhoe Mines (President), MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President and Controller, and as CFO to the Mining Group). Mr. Kunz’s compensation for his services as a director will be consistent with that of the Company’s other non-employee directors. On June 3, 2011, the Board of Directors granted Mr. Kunz options to acquire 200,000 shares with an exercise price of $0.70 and an expiration of five years from the grant date.

On April 20, 2011, Greg Hahn, Wesley Pomeroy and Robert Kramer ceased serving as directors.

On August 4, 2011, the Company entered into an independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration. Pursuant to the agreement Mr. Cunliffe will receive $700 per day for each day actually worked and a potential annual bonus of $20,000 if certain performance targets are met. The agreement continues on a month-to-month basis and can be terminated by either party with 30 days advance notice. In the event of a change in control upon Mr. Cunliffe providing written notice of termination, the Company shall pay his daily consulting rate for up to 240 days if Mr. Cunliffe is employed more than 36 months.

Results of Operation

Upon the closing of the Merger on April 16, 2010, Dome became a wholly owned subsidiary of the Company. The financial results from Dome are included in the Company’s consolidated statement of operations and consolidated statement of cash flows for the nine months ended July 31, 2011.  However, because the Merger did not close until April 2010, Dome’s financial results are only included in the Company’s consolidated statement of operations and consolidated statement of cash flows for the nine months ended July 31, 2010, for the period from April 16, 2010 to July 31, 2010.

Three Months Ended July 31, 2011 and July 31, 2010

For the three months ended July 31, 2011, the Company experienced a consolidated net loss of $3,384,000 or $0.03 per share, compared to a consolidated net loss of $4,462,000 or $0.04 per share during the comparable period last year.  The $1,078,000 decrease in the consolidated net loss is primarily due to the decrease in general and administrative expenses as described below of $755,000 and a $346,000 decrease in foreign currency transaction loss, which was largely due to the lower exchange rate fluctuation offsetting the increased intercompany balance as described below.

Exploration and property holding costs

Exploration and property holding costs decreased $5,000 or less than 1% to $2,392,000 for the three months ended July 31, 2011 compared to $2,397,000 for the comparable period last year.  The exploration and property holding costs remained consistent with the prior year as the Company’s drill program was active in both periods.

The majority of exploration activities on the Gabon properties will continue to be funded by our joint venture partner, AngloGold. Therefore, significantly all exploration and property holding costs related to the properties in Gabon are reduced by joint venture funding.

General and Administrative Costs

General and administrative expenses decreased $755,000 or 57% to $575,000 for the three months ended July 31, 2011 as compared to $1,330,000 for the comparable period last year.  This decrease was significantly the result of a decrease in personnel costs (including a non-recurring severance payment in 2010) and professional fees as described below.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation for stock options increased from $105,000 for the three months ended July 31, 2010 to $227,000 for the three months ended July 31, 2011. This was mainly due to pro rata stock based compensation for the additional options granted as a result of the significant management changes since the Merger described previously.

Personnel costs decreased $618,000 or 71% to $247,000 for the three months ended July 31, 2011 as compared to $865,000 for the comparable period last year.  The decrease primarily relates to  severance of $677,000 paid to Mr. Bingham and Mr. Kolvoord during the three months ended July 31, 2010. The decrease was offset by higher stock based compensation at $108,000 in the three months ended July 31, 2011 as compared to $10,000 during the comparable period in 2010 as described below.

Office and administrative expenses of $118,000 for the three months ended July 31, 2011 were similar to $111,000 for the comparable period last year.

Professional fees decreased $148,000 or 79% to $39,000 for the three months ended July 31, 2011 as compared to $187,000 for the comparable period last year. The decrease relates to the additional legal and accounting costs incurred in the prior year as a result of the Merger and application for listing on the Toronto Stock Exchange.

Directors’ fees increased $64,000 or 62% to $168,000 for the three months ended July 31, 2011 as compared to $104,000 for the comparable period last year.  The increase was primarily due to a $24,000 increase in stock based compensation from $95,000 for the three months ended July 31, 2010 to $119,000 for the three months ended July 31, 2011 as a result of stock options granted to directors during the current fiscal year and the corresponding pro rata stock based compensation expense.

During the three months ended July 31, 2010, the Company recorded a provision of $59,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.  There was no additional provision recorded during the current period as a result of an analysis of collectability performed by management.

Other Income (Expense)

Other Expense decreased $319,000 to $410,000 or 56% for the three months ended July 31, 2011 as compared to $729,000 for the comparable period last year.  The increase is primarily due to a $346,000 decrease in foreign currency transaction loss related to intercompany loans between the Company’s corporate entity and the Company’s subsidiaries. During the three months ended July 31, 2011, the Mexican Peso depreciated from 11.55 Mexican Pesos per US dollar to 11.75 Mexican Pesos per US dollar whereas during the three months ended July 31, 2010 the Mexican Peso depreciated from 12.28 Mexican Pesos per USD to 12.70 Mexican Pesos per US dollars. The lower exchange rate fluctuation during the three month period ended July 31, 2011 offset the increase in the intercompany loan balance resulting in a lower foreign currency transaction loss in the three months ended July 31, 2011.

Nine Months Ended July 31, 2011 and July 31, 2010

For the nine months ended July 31, 2011, the Company experienced a consolidated net loss of $6,572,000 or approximately $0.06 per share, compared to a consolidated net loss of $5,803,000 or approximately $0.08 per share during the comparable period last year. The $769,000 increase in the consolidated net loss was due to a $1,817,000 increase in exploration and property holding costs. This was partially offset by a $973,000 increase in foreign currency transaction gain, which was largely due to an increase in intercompany balances and greater appreciation of the Mexican peso as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,817,000 or 48% to $5,576,000 for the nine months ended July 31, 2011 compared to $3,759,000 for the same period last year.  This increase was primarily due to a significantly expanded exploration program on the Sierra Mojada Property as cash constraints limited the amount of exploration activities in the portion of the nine month period ended July 31, 2010 prior to the Merger previously discussed.

General and Administrative Costs

General and administrative expenses of $2,603,000 for the nine months ended July 31, 2011 were similar to $2,677,000 for the comparable period last year. However, fluctuations within the general and administrative were more significant as described below.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation for stock options increased from $152,000 for the nine months ended July 31, 2010 to $888,000 for the nine months ended July 31, 2011 primarily due to pro rata stock based compensation for the additional options granted as a result of the significant management changes since the Merger described previously.

Personnel costs decreased $99,000 or 8% to $1,218,000 for the nine months ended July 31, 2011 as compared to $1,317,000 for the same period last year. This decrease was primarily due to $677,000 of severance paid to former officers of the Company in the 2010 period as described above. This one-time expense was offset by higher stock based compensation, which increased to $596,000 in 2011 as compared to $57,000 during the comparable period in 2010. Also, the Company entered into a severance agreement with the Company’s former Chief Financial Officer Robert Devers whereby he received severance payments totaling approximately $165,000 which was paid in April 2011.

Office and administrative expenses increased $186,000 or 56% to $519,000 for the nine months ended July 31, 2011 as compared to $333,000 for the same period last year.  This increase relates to additional listing and exchange fees to maintain the dual listings on NYSE AMEX and TSX, increased office costs during the transition of the Company from Denver to Vancouver. The Denver office has now been closed.

Professional fees decreased $158,000 or 27% to $425,000 for the nine months ended July 31, 2011 as compared to $583,000 for the comparable period last year. The decrease relates to additional legal and accounting costs incurred in the prior year as a result of the Merger and the application for listing on the Toronto Stock Exchange offset by additional costs in the current year associated with the dual listings on the NYSE AMEX and Toronto Stock Exchange.

Directors’ fees increased $211,000 or 95% to $432,000 for the nine months ended July 31, 2011 as compared to $221,000 for the same period last year. This increase was primarily due to a $197,000 increase in stock based compensation to $292,000 for the nine months ended July 31, 2011 from $95,000 for the comparable period in the previous year as a result of stock options granted to new directors and the pro rata stock based compensation of stock options previously granted in August 2010.

During the nine months ended July 31, 2010, the Company recorded a provision of $211,000 for uncollectible value-added taxes.  The Company continues to aggressively pursue collection of these taxes in Mexico, but has been unsuccessful in recovering these amounts from the Mexican authorities.  There was no additional provision recorded during the current period as a result of an analysis of collectability performed by management.

Other Income (Expense)

Other Income increased $1,012,000 to $1,637,000 or 162% for the nine months ended July 31, 2011 as compared to $625,000 for the comparable period last year.  The increase is primarily due to a $973,000 increase in foreign currency transaction gain related to intercompany loans between the Company’s corporate entity and the Company’s Mexican subsidiaries. During the nine months ended July 31, 2011, the Mexican Peso appreciated from 12.36 Mexican Pesos per US dollar to 11.75 Mexican Pesos per US dollar whereas during the nine months ended July 31, 2010 the Mexican Peso appreciated from 13.10 Mexican Pesos per USD to 12.70 Mexican Pesos per US dollar. Due to the larger exchange rate fluctuation and the increase in the intercompany loan balance, the Company recorded a larger foreign currency transaction gain during the nine months ended July 31, 2011.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2011, the Company primarily utilized cash and cash equivalents to fund its exploration activities at the Sierra Mojada Property including property concession option purchase agreement payments and general and administrative expenses.  Additionally, during the nine months ended July 31, 2011, the Company received $5,850,000 in proceeds from the issuance of common stock through a private placement to Coeur and the exercise of stock options and warrants. As a result of exploration activities and general and administrative expenses offset by the financing obtained through equity transactions, cash and cash equivalents decreased from $10,571,000 at October 31, 2010 to $8,320,000 at July 31, 2011.

Cash flows used in operations for the nine months ended July 31, 2011 was $7,730,000 as compared to $6,232,000 for the comparable period in 2010.  This increase was mainly due to the significantly higher exploration costs at the Sierra Mojada Property which were partially offset by reduced general and administrative expenses (excluding stock based compensation) as discussed in the results of operations section above. The increase in general and administration expenses had limited impact on cash flows from operations as the majority of the increase related to stock based compensation, which is a non-cash item.

Cash flows used in investing activities for the nine months ended July 31, 2011 was $382,000 as compared to $1,771,000 in cash flows provided by operations for the comparable period in 2010. During the nine months ended July 31, 2011, the Company purchased $95,000 of equipment and spent $496,000 on the acquisition of property concessions as compared to purchases of $483,000 of equipment and $373,000 of property concessions in the comparable period in 2010. The cash outflow for the nine months ended July 31, 2010 was offset by cash acquired in the Merger of $2,619,000. Equipment purchases decreased as the Company is using external contractors for a greater portion of the drilling work on the Sierra Mojada Property.

Cash flows provided by financing activities for the nine months ended July 31, 2011 was $5,819,000 as compared to $16,375,000 for the comparable period in 2010. The significant decrease in cash flows is due to the $14,952,000 of proceeds from the issuance of common stock related to the Dome in the prior year, offset by proceeds of $4,962,000 for the private placement with Coeur completed in the current period.

Capital Resources

As of July 31, 2011, the Company had cash and cash equivalents of $8,320,000 and working capital of $6,386,000 as compared to cash and cash equivalents of $10,571,000 and working capital of $9,072,000 as of October 31, 2010.  The decrease in the Company’s liquidity and working capital were primarily the result of cash used by operating and investing activities including exploration work and acquisition of additional concessions which were partially offset by proceeds received from financing activities including the issuance of common stock and proceeds received on the exercise of warrants. The accounts payable and accrued liabilities at July 31, 2011 increased as a result of the additional exploration work on the Sierra Mojada Property and timing of payments.

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

Capital Requirements and Liquidity; Need for Subsequent Funding

The Company’s management and Board of Directors monitor the Company’s overall costs, expenses, and financial resources and, if necessary, will attempt to adjust the Company’s planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property.

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

Critical Accounting Policies

The critical accounting policies are defined in the Company’s Form 10-K/A for the year ended October 31, 2010 filed on May 20, 2011 except as follows to further clarify the accounting policy.

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

On July 7, 2011, the Company agreed to convert $13.4 million of intercompany loans to future capital increases. Subsequent to July 7, 2011, the Company no longer recognizes foreign currency transaction gains or losses on the intercompany loans which were converted.

Recent Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The Company does not expect that the full adoption of ASU No. 2010-06 will have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The adoption of this guidance will not have a significant impact on the presentation of the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and IFRSs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3. QUANTITATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso or $CDN against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk during the nine months ended July 31, 2011, the Company maintained minimum cash balances in Mexican Pesos and completed the majority of its purchases, including capital expenditures relating to the Sierra Mojada Property, in US Dollars.  We currently do not engage in any currency hedging activities.

Subsequent to July 31, 2011, the Company transferred the majority of its US dollar cash balances into $CDN as the Company expects the appreciation of the $CDN against the US dollar in the short-term. The Company expects to convert the $CDN cash balances as needed into US dollars to pay for US dollar expenditures and to use $CDN cash balances for $CDN expenditures as the Company maintains its Corporate office in Canada.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.
As of July 31, 2011, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of July 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)  Changes in Internal Controls Over Financial Reporting

During the quarter ended July 31, 2011 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors included in our Form 10-K/A for the year ended October 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through September 2, 2011, have been previously reported in our Quarterly Report on Form 10-Q for the period ended April 30, 2011 except for the following:

On July 25, 2011, warrants to acquire 52,000 shares of the Company’s common stock were exercised at an average exercise price of $0.50 per share resulting in cash proceeds to the Company of $26,000. The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. No commissions or other remuneration were paid for this issuance.

Item 3. DEFAULT UPON SENIOR SECURITES

None.

Item 4. [RESERVED]

Item 5. OTHER INFORMATION

Entry Into a Material Definitive Agreement

Effective September 1, 2010, the Company entered into an employment agreement with Timothy Barry, as Vice President Exploration. Mr. Barry’s employment agreement remained in effect upon his appointment to President and Chief Executive Officer on February 25, 2011. On September 2, 2011 (although effective June 1, 2011), the Company entered into a new employment agreement with Mr. Barry, as President and Chief Executive Officer that provides for base compensation of $CDN 18,000 per month (or $CDN 216,000 annually) and potential bonus of $CDN 30,000 if certain performance targets are met. The employment agreement provides that Mr. Barry is entitled to written notice of termination for up to 12 months if Mr. Barry meets certain employment terms and is terminated without cause.  In the event of a change in control upon Mr. Barry providing written notice of termination, the Company shall pay his base salary for up to 18 months plus the previous year bonus if Mr. Barry is employed more than 24 months.

On September 2, 2011, the Company entered into a new employment agreement with Mr. Edgar, as the Executive Chairman of the Board of Directors that revised the change in control provision. In the event of a change in control upon Mr. Edgar providing written notice of termination, the Company shall pay his base salary for up to 12 months plus the previous year bonus.

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

Item 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/10	3.1

3.1.2 3.1.3	Certificate of Amendment to Articles of Incorporation Bylaws	8-K 10-K	4/20/11 10/21/10	3.1 3.1.6

10.1	Employment Agreement with Timothy Barry				X

10.2	Employment Agreement with Brian Edgar				X

14	Code of Ethics	10-KSB	1/31/07	14

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

* Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended July 31, 2011 and 2010, (ii) Consolidated Balance Sheets at July 31, 2011 and October 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: September 6, 2011	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: September 6, 2011	By	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer and Principal Accounting
Officer