Form 10-K
period 2011-10-31
SILVER BULL RESOURCES, INC.
filed 2012-01-11
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

885 West Georgia Street, Suite 2200
Vancouver, B.C. V6C 3E8
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604) 687-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE Amex

Common Stock, $0.01 Par Value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐                     Accelerated filer ☑               Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of December 31, 2011, there were 136,160,157 shares of the registrant’s $.01 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding.

As of April 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $97,882,544 (based on the closing price of $0.97 as reported on the NYSE Amex as of that date).

SILVER BULL RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Silver Bull Resources, Inc.,” “we,” “us,” “our,” or “Silver Bull,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement about Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in this Annual Report on Form 10-K, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, gold, zinc, lead, and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management necessary to successfully operate and grow our business; and

•
Political and economic instability in Mexico and other countries in which we conduct our business, and future actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

These factors are not intended to represent a complete list of the general or specific factors that could affect us.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. You should not place undue reliance on these forward-looking statements.

Cautionary Note Regarding Exploration Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See “Risk Factors.”

Glossary of Common Terms

The following terms are used throughout this Annual Report on Form 10-K.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Exploration Stage	A prospect that is not yet in either the development or production stage.
Feasibility Study	An engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

Formation	A distinct layer of sedimentary rock of similar composition.
Mineralized Material
Mineral bearing material such as zinc, silver, gold and lead that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

Mining
The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

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

(d) permitted and financed for development.

Resources
Those quantities of mineral deposit estimated to exist originally in naturally occurring accumulations.

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered.

Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Tonne	A metric ton which is equivalent to 2,204.6 pounds.

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. In 1996, our name was changed to Metalline Mining Company (“Metalline”). On April 20, 2011, at an annual meeting of shareholders, our shareholders approved the change of our name to Silver Bull Resources, Inc. The name change became effective on April 21, 2011. We have not realized any revenues from our planned operations and we are considered an Exploration Stage Company. We have not established any reserves with respect to our exploration projects, and may never enter into the development with respect to any of our projects.

We engage in the business of mineral exploration. We currently own or have the option to acquire a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west-central part of the state of Coahuila, Mexico.  We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and through Minera Metalin’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V.

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation (“Dome”). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon, and African Resources SARL Gabon, as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited incorporated in Nigeria. We conduct our exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon.

Our efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. We have not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of our investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event we are not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

Sierra Mojada Project

Location, Access and Infrastructure

The Sierra Mojada project is located within a mining district known as the Sierra Mojada District.  The Sierra Mojada District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River.  The principal mining area extends for approximately 5 kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

The Sierra Mojada project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range.  In general, the site is approximately 1,500 meters above sea level.  The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the southwest.  Esmerelda is served by a rail spur of the Coahuila Durango railroad.  There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Penoles plant, which we can use occasionally.  The Sierra Mojada District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E. and is supplied water by the municipality of Sierra Mojada.  Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

Our facilities in Mexico include offices, residences, shops, warehouse buildings and exploration equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico.

The map below shows the location of the Sierra Mojada project:

Property History

Silver and lead were first discovered by a foraging party in 1879, and mining to 1886 consisted of native silver, silver chloride, and lead carbonate ores. After 1886, silver-lead-zinc-copper sulphate ores within limestone and sandstone units were produced. No accurate production history has been found for historical mining during this period.

Approximately 90 years ago, zinc silicate and zinc carbonate minerals (“Zinc Manto Zone”) were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate Lead – rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and up to 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit including from the Sierra Mojada property. Ores mined from within these areas were hand sorted and the concentrate shipped mostly to smelters in the United States.

Activity during the period of 1956 to 1990 consisted of operations by the Mineros Norteños Cooperativa and operations by individual owners and operators of pre-existing mines. The Mineros Norteños operated the San Salvador, Encantada, Fronteriza, Esmeralda, and Parrena mines, and shipped oxide zinc ore to Zinc National’s smelter in Monterrey, while copper and silver ore were shipped to smelters in Mexico and the United States.

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometer by two kilometer area that comprises the Sierra Mojada District.  We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore.  The Sierra Mojada  District does not have a mill to concentrate ore and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters.  We believe that mill grade mineralization that was not mined remains available for extraction.   No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

In the 1990’s, Kennecott Copper Corporation (“Kennecott”) had a joint venture agreement involving USMX’s Sierra Mojada concessions.  Kennecott terminated the joint venture in approximately 1995.  We entered into a Joint Exploration and Development Agreement with USMX in July 1996 involving USMX’s Sierra Mojada concessions.  In 1998, we purchased the Sierra Mojada and the USMX concessions and the Joint Exploration and Development Agreement was terminated.  We also purchased certain other concessions during this time and conducted exploration for copper and silver mineralization from 1997 through 1999.

In October of 1999, we entered into a joint venture with North Limited of Melbourne, Australia (now Rio Tinto).  North Limited withdrew from the joint venture in October 2000.

We entered into a joint venture agreement with Peñoles in November 2001. The agreement allowed Peñoles to acquire 60% of the Sierra Mojada project by completing a bankable Feasibility Study and making annual payments to us.  During 2002 and 2003, Peñoles conducted an underground exploration program.  In December 2003, the joint venture was terminated by mutual consent between Peñoles and us.

Title and Ownership Rights

The Sierra Mojada project is comprised of 40 mining concessions consisting of 21,167 hectares (about 52,305 acres).  This includes 11 concessions which we purchased, 17 concessions which were granted by the Mexican government and 12 concessions that are subject to option agreements which require further payments from us, as described below.  Our concessions are without known reserves and the project is exploratory in nature.

Twelve of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners.  The agreements are considered option purchase agreements and give us the option, but not the obligation, to acquire the concessions at established prices.  Pursuant to the option purchase agreements, we are required to make certain payments over the terms of these contracts.  The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
February 2012	MXN $200,000
August 2012	MXN $250,000
February 2013	MXN $470,000
August 2013	MXN $1,000,000

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Anticipated Second Quarter 2012(2)	US $480,000
Beginning 24 months after the initial payment date and ending 48 months after the initial payment date	US $20,000 per month

(1)          48 months after the initial payment date, we have the option of acquiring Nuevo Dulces Nombres (100% interest) for US $4 million and Yolanda III (100% interest) for US $2 million.

(2)          Initial payment is expected to be paid in the second quarter of the 2012 fiscal year.

Fortaleza and Ampl. A Fortaleza (2 concessions)

Payment Date	Payment Amount(1)
February 2012	US $75,000
August 2012	US $75,000
February 2013	US $75,000
August 2013	US $75,000
February 2014	US $125,000
August 2014	US $150,000
February 2015	US $175,000
August 2015	US $200,000
February 2016	US $300,000
___________________________

(1)          In August 2016, we have the option of acquiring Fortaleza and Ampl. A Fortaleza (100% interest) for US $2.675 million.

Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount	Option Purchase Price(1)
April 2012	US $200,000	US $4 million
October 2012	US $300,000	US $4 million
April 2013	US $300,000	US $5 million
October 2013	US $300,000	US $5 million
April 2014	US $300,000	US $6 million
October 2014	US $300,000	US $6 million
April 2015(2)	US $300,000	US $7 million
________________________

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the purchase price at that point in time for the acquisition of 100% of the concessions. Upon payment of the option purchase price, no subsequent payments are required.

(2)          After April 2015, we must pay $300,000 every 6 months in order to maintain the option-purchase agreement. During this period, we have the option of acquiring Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (100% interest) for US $7 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2012	US $200,000
April 2013	US $300,000
April 2014	US $300,000

La Perla, La India, and La India Dos (3 concessions)

Payment Date	Payment Amount	Option Purchase Price(1)
April 2012	US $300,000	US $3 million
April 2013	US $400,000	US $4 million
April 2014	US $500,000	US $5 million

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the purchase price at that point in time for the acquisition of 100% of the concessions. Upon payment of the option purchase price, no subsequent payments are required.

If exploration results warrant, we intend to make the above payments.  We will record these payments as property concession assets.  In the event we elect not to move forward with the purchase option outlined above, we will expense all cumulative costs deferred for each respective concession.

Each mining concession enables us to explore the underlying concession in consideration for the payment of a semi-annual fee to the Mexican government and completion of certain annual assessment work.  Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, we will need to negotiate any necessary agreements with the appropriate surface landowners if we determine that a mining operation is feasible for the concessions. We own surface rights to five lots in the area (Sierra Mojada lot #1, #3, #4, #6 and #7). The municipality officials indicate that they will grant the necessary agreements to land that we do not own but may be necessary for any mine development, although no binding arrangement has been established. We have entered into preliminary agreements with other local communities and with private landholders to obtain surface trespass and use rights to drill water wells, to complete and test water wells, and to build water pipelines from well sites to our holdings near Sierra Mojada.

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones; The “Shallow Silver Zone” and the “Zinc Zone”. These two zones lie along the Sierra Mojada Fault which trends east-west along the base of the Sierra Mojada range. All of the mineralization identified to date is seen as oxide, which has been derived from primary “sulphide” bodies which have been oxidized and remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of a silver rich zone (The Shallow Silver Zone) and a zinc rich zone (The Zinc Zone) is a reflection of the mobility’s of the metals in the ground water conditions at Sierra Mojada.

The geology of the Sierra Mojada District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic “San Marcos” red sediments. This sedimentary sequence has then later been intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry and the rocks are competent for the most part. The thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low cost production.

November 2011 Technical Report

On November 25, 2011, SRK Consulting (Canada) Inc. (“SRK”) delivered a technical report on the silver mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project in accordance with the Canadian Securities Administrators’ National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,107 diamond drill holes, 34 reverse circulation drill holes, 10,611 channel samples and 3,056 long holes. In total, these contain 157,758 assay records, of which 148,950 records contain silver and zinc assays values.

At an economic cutoff grade of 15 grams/tonne of silver for mineralized material possibly accessible by open pit mining and 70 grams/tonne of silver for mineralized material possibly amendable to underground mining, the Report indicates mineralized material of 28.564 million tonnes at an average silver grade of 50.4 grams/tonne for the silver pit and 0.282 million tonnes at an average silver grade of 110.9 grams/tonne for the underground workings.  Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under SEC’s Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and very closely follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM).  Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  We use ALS Chemex - Vancouver laboratory as our primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

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

We formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment, and performed QA/QC analyses to ensure against cross contamination of samples during preparation, and removed most low-value samples from the flow to the primary laboratory.  For both cost and perception reasons, the internal laboratory has been shut down and all drill samples are submitted directly to ALS Chemex for sample preparation and analyses.

Prior Exploration Activities

We have focused our exploration efforts on two primary locations: the Shallow Silver Zone and the Zinc Zone.  As further described below, we have conducted various exploration activities at the Sierra Mojada project, however, to date we have not established any reserves, and the project remains in the exploration state, and may never enter the development stage.

Prior to 2010 exploration efforts largely focused on the Zinc Zone.  In 2004 we hired Green Team International (“GTI”) of Johannesburg, South Africa to assess five major elements of the Zinc Zone: Metallurgy, Resource Model, Mine Plan, Refining and Water Development.

Based off this study in 2008, we completed an initial scoping phase of the feasibility study and developed a preliminary mine plan based upon our initial zinc resource model.  The preliminary mine plan anticipated using an underground mining method that would use a long-hole end-slice panel stoping method to perform high-volume relatively low cost mining.  The preliminary mine plan projected a minimum daily production rate of 3,000 tonnes (metric tons) per day, and a 17-year mine life.  Shortly after developing the preliminary mine plan, we started working with our engineering firms to develop a more detailed mine plan and concentrator plant study.  In May 2008, we selected SNC-Lavalin to prepare the detailed concentrator plant study.  While working on the detailed mine plan and concentrator plant studies, we contracted with Pincock, Allen, & Holt (“PAH”) to complete a new resource model based upon latest drilling results and a suite of silver analysis that were not available when the previous resource model was developed.

In July 2008, we announced that PAH completed a new resource model on the oxide zinc mineralization that more than doubled the estimated amount of zinc present in the deposit.  The new resource model increased the estimated size and zinc content of the deposit plus added a potential estimated by-product credit for silver associated with the oxide zinc mineralization.  The new resource model required that we take a fresh look at the optimum mine size, mining methods, and other economic and engineering factors.  We now believe that open pit mining will be effective on a deposit of this size and geometry and would remove the production rate constraints that are inherent in the underground mining scenario that was previously considered.  We have completed a first pass evaluation of open pit mining of the new resource model and have determined that mining and processing rates might be as much as five times greater than the underground mining method.  Open pit mining would likely result in significant economies of scale and may allow market opportunities that are not available with a smaller underground operation. Preliminary economic evaluation of open pit mining suggests that it would be much more profitable.

Moreover, open pit mining would potentially allow us to mine what was previously termed the silver polymetallic mineralization which lies adjacent to the oxide zinc mineralization and on the north side of the east-west Sierra Mojada Fault, as well as silver-zinc mineralization that partially overlies the main oxide zinc zone.  Mining of this silver mineralization by open pit would provide access to the oxide zinc mineralization and reduce the strip ratio (waste to ore mining ratio) required to mine the zinc oxide mineralization. All feasibility study engineering work on the Zinc Zone is on hold pending collection of the required open pit exploration data and development of an improved resource model.

In fiscal 2009 we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital.

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada on the Shallow Silver Zone which lies largely at surface. By the end of calendar 2010 an 18,000 meter diamond drilling had been completed.

The silver contained within the Shallow Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and to a lesser amount in the mineral smithsonite. These silver and zinc minerals will probably require a different processing plant to recover the contained metals. Intensive geological, mineralogical, metallurgical, and geochemical studies are currently underway to better understand the characteristics of the silver mineralization.

2011 Exploration Activities

Drilling Program to Refine the Silver-Zinc Resource Model

Our operations in calendar year 2011 focused on drilling and further defining the Shallow Silver Zone.  A total of approximately 37,000 meters of drilling was completed primarily on this zone in calendar 2011.  This drilling was very successful in defining a near-surface oxide silver-zinc-lead zone of mineralization that is at least three kilometers long, averages about 150 meters wide and about 35 meters thick. It can be seen at surface in the western half of the resource area, before dipping at around 10 degrees at the eastern end of the mineralized body. At present, the very eastern edge of the mineralization defined so far lies under about 200 meters of alluvial cover.  The entire 3.8 kilometer strike length of the resource appears to be amenable to mining by open pit methods.  Additionally, a new zone of silver mineralization named the Centenario Zone was identified. The Centenario Zone is hosted along the “Centenario” fault, a buried east-west trending structure which lies 300 meters to the north of, and runs parallel to, the “Sierra Mojada” fault – which hosts the Shallow Silver Zone.

As discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation we have approved an exploration budget of $14.6 million for calendar year 2012. This exploration program includes a planned 41,200 meter drilling program targeting the Centenario Zone and the western extension of the Shallow Silver Zone. Additionally, this program includes a planned 5,000 meter underground drilling program targeting along the 2.2 kilometer Parrena adit which lies immediately south of the Shallow Silver Zone. The Parrena adit has not been previously drilled.

Metallurgical Studies

We have recently hired two metallurgical experts to lead our metallurgical program in 2012. The goal of this program will be to test the silver for heap and agitation cyanide leach methods. We will also look to see how any low grade zinc (<1%) which reports with the silver mineralization can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone.

Continued Improvement of the Sierra Mojada Infrastructure

The Sierra Mojada project office and camp facilities received a major facelift and upgrade in 2011 to improve on the serviceability and utility of the facilities and the safety surrounding activity on the grounds of the facility.

Exploration of Land Position

During 2011 we conducted an extensive exploration program on three prospects; “San Francisco”, “Palomas Negros”, and “Dormidos” which lie outside the immediate mineralized zone at Sierra Mojada. Initial mapping and prospecting over these areas looked promising. Only San Francisco was drilled in 2011, and although intercepting silver and zinc mineralization up to 15 meters in width it is not deemed to be a priority target for 2012. Follow up work and drilling are planned on the other two prospects in 2012.

Health and Safety and Environment

A Health, Safety, and Environment audit of the Sierra Mojada project site by outside consultants completed in 2010 and then again in mid-2011 revealed the project was in need of improved health and safety awareness programs, and facilities.  Training of staff, coupled with new procedures and emphasis on safe work practices has greatly improve the safety on the site. New first aid facilities and services provided by trained first aiders has also been setup. Since implementing these new safety protocols and awareness programs among employees and contractors the minor accident incident rate on the project has been reduced significantly.

Gabon, Africa Licenses and Interests

We, through our wholly-owned subsidiary Dome, own three exploration licenses (Ndjole, Mevang, and Mitzic) each covering approximately 2,000 square kilometers in Gabon, Africa.  These concessions are without known reserves and the project is exploratory in nature.  The Mitzic license, the Mevang license and the Ndjole license are approximately 150 km east of Libreville, the capital of Gabon.

In November 2006, Dome was granted the Mitzic prospection permit covering 12,800 square kilometers in Gabon.  In July of 2008, Dome converted three areas of the Mitzic prospection permit into three “exploration” licenses, namely the Mitzic exploration license, the Mevang exploration license and the Ndjole exploration license, each covering an area of 2,000 square kilometers.

The Mitzic license, the Mevang license and the Ndjole license allow Dome to explore an aggregate of 6,000 square kilometers.  Dome may employ sub-surface exploration methods, such as drilling and trial mining to look for potential gold, iron and manganese projects.  These licenses are valid for three years, are transferable and are renewable twice for three year periods. Applications for license renewal were submitted to the government in June 2011. We expect these license renewals to be issued in early 2012.

The “Mitzic”, “Mevang”, and “Ndjole” exploration licenses take in areas of Archaean basement rocks and Palaeo-Proterozic cover sequences that are highly prospective for gold, manganese and iron. An extensive stream sampling campaign conducted by the French geological survey in the 1970’s and 1980’s identified numerous stream anomalies within these areas that had never been explored with modern exploration methods due to the dense cover of equatorial rainforest, low population of the country, and the government’s previous focus on petroleum and forestry. The Mitzic exploration license takes in a series of Archaean rocks that include greenstone belts and Banded Iron Formations, rocks and is highly prospective for iron ore. The Ndjole and Mevang exploration licenses take in Palaeo-Proterozoic rocks that form part of the Central West African Orogenic Belt, and are strongly deformed and metamorphosed to greenschist facies, making them highly prospective for large “orogenic”-type gold deposits. The Ndjole license also takes in structural disruptions associated with a second continental-scale structure, the “Ikoye-Ikobe Fault.”  This area is characterized by extensive artisinal gold workings of which the gold is thought to come from a local primary source.

As further set forth below, two of Dome’s licenses, Ndjole and Mevang, are currently being explored pursuant to a joint venture agreement with a subsidiary of AngloGold Ashanti (“AngloGold”). Dome’s third license, the Mitzic license, has iron ore potential and we are looking for a joint venture partner on this license.  Additionally, Dome also has a joint venture interest in the Ogooue license that is owned by AngloGold. Although we believe these properties merit future exploration activities, our activities are at a preliminary stage and we do not consider any of the properties to be individually material.

Joint Venture Agreements

In October 2009, Dome and AngloGold, an international gold mining company, entered into two joint venture agreements. The first joint venture agreement called the “Ndjole and Mevang Joint Venture agreement” refers to exploration specifically carried out by AngloGold on the Ndjole and Mevang licenses which are owned by Dome. The second joint venture agreement called the “Ogooue Joint Venture Agreement” refers specifically to exploration carried out by AngloGold on the Ogooue Prospection permit which is owned by AngloGold.

Project management between October 2009 and August 2010 was managed by Dome staff. Effective August 2010 AngloGold assumed the role of project manager for both the Ogooue Joint Venture and the Ndjole and Mevang Joint Venture.

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year from 2010 through 2012 and by incurring exploration expenditures in the amount of $3.7 million from 2010 through 2012 at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.

Once it has earned a 60% interest, AngloGold can earn an additional 10% interest (70% total) by spending $5 million on exploration expenditures within two years of earning into a 60% interest as set out above. When the parties have a 70/30 joint venture and if Dome elects not to contribute to work programs and budgets, AngloGold can elect to earn an additional 15% interest (85% total) by carrying the project to a completed pre-feasibility study. Should AngloGold fail to perform as set out above, a 100% interest in the licenses shall revert to Dome and the joint venture will cease. AngloGold is entitled to withdraw from the joint venture after it has spent $1 million on exploration expenditures.

Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interests will be converted to a 2% Net Smelter Return which can be purchased at appraised value 14 months after commencement of commercial production.

A 4,000 meter drill program finished at the beginning of June 2011 on Dome’s Ndjole and Mevang properties. The drilling mainly focused on two significant gold anomalies in the Ndjole license which are above 50 parts per billion and both in excess of 5km in length. These anomalies were previously identified through mapping and soil sampling in the area and appear to be associated with major lithological contacts and structures in the area. Gold intercepts between 1 meter and 13 meters in thickness were encountered with the best intercept being 9 meters at 7.6g/t gold. Most intercepts were in the 1 meter to 3 meter range at 1 to 4 g/t gold.

AngloGold currently owns 20% of each the Ndjole and Mevang licences. As of October 31, 2011, AngloGold has incurred expenditures of approximately $5.2 million and subject to a payment to Dome of $100,000 on or before October 29, 2012 will acquire 60% of the total project.

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

AngloGold agreed to spend a minimum of $100,000 on exploration and will fund the first $3 million of exploration expenditures, after which the parties will contribute on an 80/20 basis.  Should AngloGold not meet its funding obligation, the license will be assigned to Dome.  Joint venture dilution provisions apply and if Dome’s interest in the joint venture is diluted to 5% or less due to lack of contribution to exploration budgets, its interests will be converted to a 2% net smelter return which can be purchased at an appraised value 14 months after commencement of commercial production.

As of October 31, 2011, AngloGold has spent approximately $300,000 on the Ogooue property. In July 2011 AngloGold applied to reduce the ground by applying for an exploration license over areas consider prospect. Dome will hold a 20% interest in this license when it is granted by the Government of Gabon.

Gabon Facility

Our facilities in Gabon include three rented offices which double as accommodation for staff. Two of the offices are located in the capital city of Libreville, and one field office is located in the village of Ndjole. The Libreville offices include an office-house used by Dome staff to coordinate exploration activities involving the Mitzic License, and an office-house used by the Dome-AngloGold Ashanti Joint Venture to coordinate and manage exploration activities for the Ndjole and Mevang Licenses. The Ndjole field office is four hours by sealed road due east from Libreville and is the main staging point for exploration activities for work on the Ndjole and Mevang licenses. Field based activities from here are run out of tented field camps. Electricity for all offices is supplied from the local grid and from light diesel generators for field camps.

Executive Officers of Silver Bull Resources

We have four executive officers: (1) Executive Chairman, (2) President and Chief Executive Officer, (3) Chief Financial Officer, and (4) Vice President - Exploration.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	61	Executive Chairman

Tim Barry Vancouver, BC	36	President, Chief Executive Officer and Director

Sean Fallis Vancouver, BC	32	Chief Financial Officer

Jason Cunliffe Medonza, Argentina	41	Vice President - Exploration

Brian Edgar.  Mr. Edgar was appointed Chairman of the Board of Directors in April 2010. Mr. Edgar has broad experience working in junior and mid-size level natural resource companies. He previously served as Dome's President and Chief Executive Officer from February 2005 until it was acquired by Metalline in April 2010. Further, Mr. Edgar served on Dome's Board of Directors from 1998 to 2010. Mr. Edgar currently serves as a director of BlackPearl Resources Inc., Denison Mines Corp., Lucara Diamond Corp., Lundin Mining Corporation, and ShaMaran Petroleum Corp. Prior to establishing Rand Edgar Capital Corp. (succeeded by Rand Edgar Investment Corp.), Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for sixteen years.

Tim Barry.  Mr. Barry has served as a director, President and Chief Executive Officer since March 2011.  From August 2010 to March 2011, he served as our Vice President - Exploration.  Between 2006 and August 2010, Mr. Barry spent 5 years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome’s exploration programs, as well as overseeing corporate compliance for Dome’s various subsidiaries.  Mr. Barry also served on Dome’s board of directors.  In 2005 he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in Oyu Tolgoi.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a registered geologist (AusIMM).  He also serves on the board of directors of Acme Resources, a junior exploration company listed on the Toronto Stock Exchange, and is involved in several private technology companies that work in the data backup and insurance industry.

Sean Fallis. Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President - Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd (TSX Venture: “RML”).  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at SmytheRatcliffe Chartered Accountants as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science from Simon Fraser University in 2002 and is a Chartered Accountant.

Jason Cunliffe. Mr. Cunliffe was appointed Vice President - Exploration in August 2011. Mr. Cunliffe has over seventeen years of experience working for natural resource companies in South and Central America.  Prior to joining us, he served as the Exploration Manager of ECI Exploration & Mining, a company engaged in the exploration and development of gold, silver, and base metal ores.  Mr. Cunliffe also served as the Exploration Manager South America for Underworld Resources Inc. from January 2008 to October 2008.  From January 2002 to December 2007, he served in various capacities for Hochschild Mining plc, a precious metals producer operating in the Americas with a primary focus on silver and gold, including as Exploration Manager South America and Exploration Manager Argentina and Chile.  From August 2000 until December 2001, Mr. Cunliffe served as a senior geologist for IAMGOLD.  Mr. Cunliffe is a Professional Geologist and has a master’s degree in Geology from Leicester University in the United Kingdom.

Competition and Mineral Prices

Silver and zinc are commodities, and their prices are volatile. During 2011, the price of silver ranged from a low of $26.16 per ounce to a high of $48.70 per ounce, and the price of zinc ranged from a low of $1,871 per tonne  to a high of $2,473 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

The following tables set forth for the periods indicated on the London Metal Exchange high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2011, the closing price of silver was $34.24 per troy ounce. On October 31, 2011, the closing price of zinc was $1,871 per tonne.

	Silver
Year	High	Low
2005	$9.23	$6.39
2006	$14.94	$8.83
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16

	Zinc
Year	High	Low
2005	$1,819	$1,196
2006	$4,381	$2,091
2007	$3,848	$2,379
2008	$2,511	$1,113
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined those activities are also subject to significant governmental regulation and oversight. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico and Gabon.

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

During fiscal 2011, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have four employees and three outside consultants of which all are full time. Contratistas de Sierra Mojada S.A. de C.V, our wholly-owned operating subsidiary in Mexico currently has 39 employees and consultants who are full time.  Minera Metalin S.A. de C.V., our mineral holding company in Mexico, does not have any employees.  Dome Gabon SARL, our wholly-owned subsidiary in Gabon has approximately 20 employees and consultants who are full time. African Resources SARL Gabon has one full time consultant.

Corporate Offices

Our corporate offices are located at 885 West Georgia Street, Suite 2200, Vancouver, British Columbia, Canada V6C 3E8, our telephone number is (604) 687-5800 and our fax number is (604) 687-4646. We lease our corporate office space, and the current lease is on a month-to-month basis at the basic rate of $10,000 per month for general corporate development rent and administrative services to a company owned by Mr. Edgar.

Available Information

We maintain an internet website at http://www.silverbullresources.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Exchange Act. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov.

Item 1A.  RISK FACTORS

Our securities are highly speculative and involve a high degree of risk. Our business, operating or financial condition could be harmed due to any of the following risks. Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities. In addition, investors should note that the risks described below are not the only risks facing us. Additional risks not presently known to us, or risks that do not seem significant today, may also impair our business operations in the future. You should carefully consider the risks described below before making a decision to invest in our securities.

RISKS RELATED TO OUR BUSINESS:

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico and Gabon, Africa. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

We have no commercially mineable ore body.

No commercially mineable ore body has been delineated on our Sierra Mojada Project or on our exploration licenses in Gabon, Africa, nor have our properties been shown to contain proven or probable mineral reserves. SRK Consulting (Canada), Inc. recently completed a technical report on the silver mineralization of the “Shallow Silver Zone” at the Sierra Mojada Project. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project, in Gabon or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

Mineral resource estimates may not be reliable.

There are numerous uncertainties inherent in estimating quantities of mineralized material such as silver, zinc, lead, and gold, including many factors beyond our control, and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

•	geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;

•	the judgment of the engineers preparing the estimate;

•	estimates of future metals prices and operating costs;

•	the quality and quantity of available data;

•	the interpretation of that data; and

•	the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times, may vary substantially. As such, there is significant uncertainty in any mineralized material estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

Our business plan is highly speculative and its success largely depends on the successful exploration of our Sierra Mojada concessions.

Although we hold exploration licenses in Gabon, our business plan is focused on exploring the Sierra Mojada concessions to identify reserves, and if appropriate, to ultimately develop this property. Further, although we have recently reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determining whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and to construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits, and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. Because of our focus on the Sierra Mojada Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico region, as the Sierra Mojada Project is located 250 kilometers north of this area.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the years ended October 31, 2011 and October 31, 2010, we suffered net losses of $12,237,360 and $9,405,490, respectively. At October 31, 2011, we had stockholders’ equity of $32,991,122 and working capital of $2,424,936. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities and we do not expect to do so in the near future. Currently our sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration efforts at our Sierra Mojada Project. We raised in excess of $3 million during our 2010 fiscal year, increased our cash and cash equivalent assets by approximately $14.58 million through the merger transaction with Dome Ventures Corporation (“Dome”) that occurred in April 2010, and raised approximately $5 million in a private placement in fiscal 2011. In addition, we raised approximately $10.5 million from an offering of our common stock to certain investors that occurred in December 2011. However, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. In addition, in the event AngloGold funds its exploration commitment under the joint venture agreements with Dome, we may require additional capital to further our interests in Gabon. As a result, we may need to explore raising additional capital during fiscal 2012 and beyond so that we can continue to fully fund our planned activities. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all.  Moreover, as a result of a late Form 8-K filing in 2011, we are not eligible to use our “shelf” registration statement during the majority of 2012.  Because of that limitation, our ability to quickly access U.S. capital markets will be somewhat constrained.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

Our exploration activities require significant amounts of capital that may not be recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further our exploration efforts. The cost of minerals exploration is often uncertain and cost overruns are common. Our drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services.

We primarily rely on a third party to fund the exploration of our interests in Gabon, Africa.

In October 2009, Dome, which became our wholly owned subsidiary in April 2010, entered into two joint venture agreements with AngloGold for the exploration of its Ndjole and Mevang exploration licenses in Gabon. In addition, Dome entered into a separate joint venture agreement with respect to a license held by a third party - the Ogooue license. Prior to Dome entering into the joint venture agreement with respect to its license, it was not engaged in active exploration operations on its Gabon licenses. The terms of the joint venture agreements require AngloGold to fund the initial (and current) exploration costs of two of our exploration licenses in order to earn an interest in the project. Should AngloGold elect not to fund the exploration commitments under the joint venture agreements, the entire interest in the licenses would revert to Dome and the joint venture will cease. Accordingly, we may have to temporarily or permanently scale back exploration of our Gabon licenses and/or attempt to identify another third party to fund the exploration efforts. Alternatively, we could suspend our exploration activities in Gabon altogether.

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and the Mexican peso given our focus on the Sierra, Mojada Project.

Our financial condition is affected in part by currency exchange rates, as portions of our exploration costs in Mexico and Gabon are denominated in the local currency. A weakening U.S. dollar relative to the Mexican peso will have the effect of increasing exploration costs while a strengthening U.S. dollar will have the effect of reducing exploration costs. The Gabon local currency is tied to the Euro. Some of our exploration activities in Mexico are tied to the peso. The exchange rates between the Euro and the U.S. dollar and between the peso and U.S. dollar have fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. We seek to mitigate exposure to foreign currency fluctuations by completing a majority of our purchases in U.S. dollars and holding a majority of our cash balances in U.S. dollars.

THE BUSINESS OF MINERAL EXPLORATION IS SUBJECT TO MANY RISKS:

There are inherent risks in the mineral exploration industry

We are subject to all of the risks inherent in the minerals exploration industry including, without limitation, the following:

•	we are subject to competition from a large number of companies, many of which are significantly larger than we are, in the acquisition, exploration, and development of mining properties;

•	we might not be able raise enough money to pay the fees and taxes and perform the labor necessary to maintain our concessions in good force;

•
exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, our exploration projects may not result in the discovery of commercially mineable deposits of ore;

•	the probability of an individual prospect ever having reserves that meet the requirements for reporting under SEC Industry Guide 7 is remote and any funds spent on exploration may be lost;

•
our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and we may not be able to comply with these regulations and controls; and

•	a large number of factors beyond our control, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

Metals prices are subject to extreme fluctuation.

Our activities are influenced by the prices of commodities, including silver, zinc, lead, gold, and other metals. These prices fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

Our ability to establish reserves through our exploration activities, our future profitability and our long-term viability, depend, in large part, on the market prices of silver, zinc, lead, gold, and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	supply of, and demand for, silver, zinc, lead, gold, and other metals;

•	speculative activities and producer hedging activities;

•	expectations for inflation;

•	political and economic conditions; and

•	supply of, and demand for, consumables required for production.

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the value of our properties, make it more difficult to raise additional capital, and make it uneconomical for us to continue our exploration activities.

There are inherent risks with foreign operations.

Our business activities are primarily conducted in Mexico, and we also hold interests in Gabon, and as such, our activities are exposed to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions, currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico and/or Gabon may adversely affect our exploration and possible future development activities. We may also be affected in varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations. In addition, legislation in the U.S., Canada, Mexico and/or Gabon regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition.

Our Sierra Mojada Project is located in Mexico and is subject to various levels of political, economic, legal and other risks.

The Sierra Mojada Project, our primary focus, is in Mexico. In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required financing for the Sierra Mojada Project or other projects in Mexico in the future. Our Sierra Mojada Project is also subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

Our exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to the Sierra Mojada Project. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect our financial condition. Expansion of our activities will be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing operations in the area.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our financial condition. Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration activities with the Sierra Mojada Project or in respect to any other projects in which we become involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration operations or material fines, penalties or other liabilities.

Title to our properties may be challenged or defective.

Our future operations, including our activities at the Sierra Mojada Project and other exploration activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. The Sierra Mojada property may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Sierra Mojada property that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights, whether successful or unsuccessful; changes to the terms of permits or property rights; or a failure to comply with the terms of any permits or property rights that have been obtained, could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest in and to the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of December 2011, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

In addition, in connection with the purchase of certain mining concessions, it appears that the prior management of Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada project.  We are currently evaluating the applicability of this royalty interest, but if the royalty remains in effect and applies to concessions on which a significant portion of our mineralized material is located, the existence of the royalty may have a material effect on the economic feasibility of potential future development of Sierra Mojada project.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay, and potentially the suspension or termination of our exploration efforts.

Our mineral exploration activities are subject to federal, state and local environmental regulation in the jurisdictions where our mineral properties are located. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. No assurance can be given that environmental standards imposed by these governments will not be changed, thereby possibly materially adversely affecting our proposed activities. Compliance with these environmental requirements may also necessitate significant capital outlays or may materially affect our earning power.

Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. As a result of recent changes in environmental laws in Mexico, for example, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican projects are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement.

Future changes in environmental regulation in the jurisdictions where our projects are located may adversely affect our exploration activities, make them prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we currently hold interests, such as the Sierra Mojada Project, or may hold interests in the future, which are unknown to us at present and that have been caused by us or previous owners or operators, or that may have occurred naturally. We may be liable for remediating any damage that we may have caused. The liability could include costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

We may face a shortage of water.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. Although the work completed on the Sierra Mojada Project thus far indicates that an adequate supply of water can probably be developed in the area for an underground mining operation, we will need to complete an additional water exploration program to determine if there is sufficient water available for an open pit mining operation.

We may face a shortage of supplies and materials.

The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. Our planned operations could be subject to delays due to such shortages and further price escalations could increase our costs for such supplies and materials. Our experience and that of others in the industry is that suppliers are often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.

Competition for outside engineers and consultants is fierce.

We are heavily dependent upon outside engineers and other professionals to complete work on our exploration projects. The mining industry has experienced significant growth over the last several years and as a result, many engineering and consulting firms have experienced a shortage of qualified engineering personnel. We closely monitor our outside consultants through regular meetings and review of resource allocations and project milestones. However, the lack of qualified personnel combined with increased mining projects could result in delays in completing work on our exploration projects or result in higher costs to keep personnel focused on our project.

Our non-operating properties are subject to various hazards.

We are subject to risks and hazards, including environmental hazards, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or future production facilities, personal injury or death, environmental damage, delays in our exploration activities, asset write-downs, monetary losses and possible legal liability. We may not be insured against all losses or liabilities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or other reasons. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our activities.  The realization of any significant liabilities in connection with our activities as described above could negatively affect our activities and the price of our common stock.

We need and rely upon key personnel.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the personal efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified employees. We believe that we will be able to attract competent employees and consultants, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected. Competition for these professionals is extremely intense.

RISKS RELATING TO OUR COMMON STOCK:

No dividends are anticipated.

At the present time we do not anticipate paying dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on our earnings, if any, our financial requirements and other factors. There can be no assurance that we will pay dividends.

Our stock price can be extremely volatile.

Our common stock is listed on the TSX and NYSE Amex. The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to announcements of our business developments, results and progress of our exploration activities at the Sierra Mojada Project and in Gabon, progress reports on our exploration activities, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

•	volatility in metal prices;

•	political developments in the foreign countries in which our properties, or properties for which we perform services, are located; and

•	news reports relating to trends in our industry or general economic conditions.

These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain market prices at or near the offering price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Further equity financings may lead to the dilution of our common stock.

In order to finance future operations, we may raise funds through the issuance of common stock or the issuance of debt instruments or other securities convertible into common stock. We cannot predict the size of future issuances of common stock or the size and terms of future issuances of debt instruments or other securities convertible into common stock or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective security holders.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “SVBL”.   On August 26, 2010, our common stock began trading on the Toronto Stock Exchange under the symbol “SVB”.

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2011, October 31, 2010, and October 31, 2009, as well as through December 31, 2011, as reported by the NYSE Amex and the Toronto Stock Exchange.

	NYSE Amex (SVBL)		Toronto Stock Exchange (SVB) (1)
	High	Low	High	Low
	($)		(Cdn$)
2012
First Quarter (through December 31, 2011)	$0.69	$0.49	$0.70	$0.50
2011
First Quarter (January 31, 2011)	$1.32	$0.61	$1.27	$0.78
Second Quarter (April 30, 2011)	1.35	0.93	1.33	0.88
Third Quarter (July 31, 2011)	0.95	0.58	0.98	0.58
Fourth Quarter (October 31, 2011)	0.75	0.55	0.75	0.57
2010
First Quarter	$0.95	$0.52
Second Quarter	1.59	0.62
Third Quarter	1.02	0.52
Fourth Quarter	0.85	0.57
2009
First Quarter	$0.51	$0.20
Second Quarter	0.37	0.11
Third Quarter	0.33	0.18
Fourth Quarter	0.74	0.27

The closing price of our Common Stock as reported on December 31, 2011 on the NYSE Amex, was $0.54 per share.

(1)  Silver Bull began trading on the Toronto Stock Exchange on August 26, 2010. Share price information for the Toronto Stock Exchange prior to November 11, 2010 is unavailable.

Holders

As of December 31, 2011, there were 207 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two calendar years. We have no plans to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2011, we had two active formal equity compensation plans.

•
The 2006 Stock Option Plan (the “2006 Plan”) was adopted by the board of directors in May 2006, and approved by the stockholders in July 2006.  Five million shares of common stock are reserved for issuance under the 2006 Plan.  As of October 31, 2011, options to acquire 478,574 shares of common stock are outstanding pursuant to the 2006 Plan and 4,045,807 shares remain available for issuance under the plan.

•
The 2010 Stock Option and Bonus Plan (the “2010 Plan”) was adopted by the board of directors in December 2009 and approved by the stockholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2011, there are 10,300,000 shares reserved for issuance under the 2010 Plan.  Options to acquire 4,073,334 shares of common stock are outstanding pursuant to the 2010 plan, and 5,556,308 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	4,551,908(1)	$1.06	9,602,115(2)

Equity compensation plans not approved by security holders	590,000(3)	$2.93	—

Total	5,141,908	$1.27	9,602,115

(1)	Includes: (i) options to acquire 478,574 shares of common stock under the 2006 Plan; and (ii) options to acquire 4,073,334 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 4,045,807 shares of common stock available for issuance under the 2006 Plan; and (ii) 5,556,308 shares of common stock available for issuance under the 2010 Plan.

(3)	Includes: (i) warrants to purchase 590,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2011, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Performance Graph

The following graph compares the cumulative return provided to stockholders of Silver Bull Resources, Inc. relative to the cumulative total returns of the NYSE Amex Composite Index (XAX) and the Philadelphia Gold and Silver Index (XAU).  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on October 31, 2006 and its relative performance is tracked through October 31, 2011.  The indices are included for comparative purpose only.

	Oct. 31, 2006	Oct. 31, 2007	Oct. 31, 2008	Oct. 31, 2009	Oct. 31, 2010	Oct. 31, 2011
Silver Bull Resources, Inc. (SVBL)	$100	$117.69	$15.52	$19.49	$22.74	$24.19
NYSE Amex Composite Index (XAX)	$100	$128.75	$74.64	$89.15	$106.03	$115.61
Philadelphia Gold and Silver Index (XAU)	$100	$136.99	$59.03	$114.08	$148.79	$146.56

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data with respect to Silver Bull and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FINANCIAL HIGHLIGHTS

(In thousands, except per share data)

Year Ended October 31,	2011	2010	(1)	2009	2008	2007

Revenues	$—	$—		$—	$—	$—
Loss from operations	(11,745)	(10,838)		(4,453)	(8,743)	(7,413)
Net loss	(12,237)	(9,405)		(4,724)	(12,320)	(6,932)
Basic and diluted loss per common share	(0.11)	(0.12)		(0.12)	(0.31)	(0.20)
Cash and cash equivalents	4,240	10,571		1,483	2,229	1,434
Total assets	35,214	41,313		7,042	7,818	15,233
Stockholders’ equity	32,991	39,526		6,237	7,440	14,832

1)
On April 16, 2010, we completed a merger transaction with Dome Venture Corporation (“Dome”), whereby Dome became our wholly owned subsidiary.  At the closing of the transaction, $11,961,516 of net proceeds from Dome’s special warrant offering, and the cash acquired in the transaction, our cash and cash equivalents increased by approximately $14,580,000 as a result of the transaction.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When we use the terms “Silver Bull ,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms.” Throughout this document we make statements that are classified as “forward-looking.” See “Cautionary Statement Regarding Forward-Looking Statements.”

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation (the “Sierra Mojada Project”).  We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”). However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

On April 16, 2010, we completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became our wholly-owned subsidiary.  Dome through its subsidiaries holds three exploration licenses in Gabon, West Africa covering approximately 6,000 square kilometers and has entered into a joint venture agreement with a subsidiary of AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and we are currently looking for a joint venture partner on this license.  Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon and African Resources SARL Gabon.

Our principal offices are located at 885 West Georgia Street, Suite 2200, Vancouver, BC, Canada V6C 3E8, and our telephone number is 604-687-5800.

Current Year Developments

Sierra Mojada Property

In January 2011, our board of directors approved a calendar year 2011 exploration budget of $9.5 million for the Sierra Mojada Property subject to us raising additional capital during the first half of calendar year 2011 to fully fund these exploration activities.  As a result of closing a private placement with Coeur d’Alene Mines Corporation (“Coeur”) on June 2, 2011 for net proceeds of approximately $4.9 million, we revised the exploration budget to $10.5 million for the Sierra Mojada project. This $1 million increase was completely for drilling and related costs.

The 2011 exploration program at the Sierra Mojada Property was designed to build on the drilling activities of 2010. The aim of the program was to further define and extend the Shallow Silver Zone. The Shallow Silver Zone is an oxide silver zone (+/- zinc and lead), hosted along an east-west trending fracture-karst system set in a Cretaceous limestone-dolomite sequence. At depth, the Shallow Silver Zone appears to merge with the Zinc Zone to form a continuous mineralized body over 4 kilometers in length. The different mobility characteristics of the metals in a low temperature oxide environment has resulted in a crude zonation of the mineralized body creating a silver rich zone the Shallow Silver Zone and a zinc rich zone the Red Zinc Zone.

Mineralized Material Estimate

On November 25, 2011, SRK Consulting (Canada) Inc. (“SRK”) delivered a technical report on the silver mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project in accordance with the Canadian Securities Administrators’ National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,107 diamond drill holes, 34 reverse circulation drill holes, 10,611 channel samples and 3,056 long holes. In total, these contain 157,758 assay records, of which 148,950 records contain silver and zinc assays values.

At an economic cutoff grade of 15 grams/tonne of silver for mineralized material possibly accessible by open pit mining and 70 grams/tonne of silver for mineralized material possibly amendable to underground mining, the Report indicates mineralized material of 28.564 million tonnes at an average silver grade of 50.4 grams/tonne for the silver pit and 0.282 million tonnes at an average silver grade of 110.9 grams/tonne for the underground workings.  Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under SEC’s Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Drilling

During the 2011 calendar year we drilled approximately 37,000 meters at the Sierra Mojada Property which was focused on drilling and further defining the Shallow Silver Zone. This drilling was very successful in defining a near-surface oxide silver-zinc-lead zone of mineralization that is at least three kilometers long, averages about 150 meters wide and about 35 meters thick. It can be seen at surface in the western half of the resource area, before dipping at around 10 degrees at the eastern end of the mineralized body. At present, the very eastern edge of the mineralization defined so far lies under about 200 meters of alluvial cover.  The entire 3.8 kilometer strike length of the resource appears to be amenable to mining by open pit methods.  Additionally, a new zone of silver mineralization named the Centenario Zone was identified. The Centenario Zone is hosted along the “Centenario” fault, a buried east-west trending structure which lies 300 meters to the north of, and runs parallel to, the “Sierra Mojada” fault – which hosts the Shallow Silver Zone.

As discussed in the “Material Changes in Financial Condition; Liquidity and Capital” resources section below we have approved an exploration budget of $14.6 million for calendar 2012. This exploration program includes a planned 41,200 meter drilling program targeting the Centenario Zone and the western extension of the Shallow Silver Zone. Additionally, this program includes a planned 5,000 meter underground drilling program targeting along the 2.2 kilometer Parrena adit which lies immediately south of the shallow silver zone. The Parrena adit has not been previously drilled.

Geological Mapping

In addition to drilling the extensions on the Shallow Silver Zone, a regional mapping and prospecting exploration program focused on the Palamos Negros, Dormidos, and San Francisco prospects is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone. During the second half of 2011 12 holes totaling just over 1,500 meters were drilled at the San Francisco prospect. Due to resulted being below expectations management is reevaluating further work to be taken in relation to the San Francisco prospect.

Airborne Geophysics

A 1,700 line kilometer “ZTEM” airborne geophysics survey was completed in March of 2011 by Geotech Ltd. a company based in Ontario, Canada. The survey was increased from the original 1,550 line kilometer plan to ensure complete coverage of several magnetic anomalies previously identified. Ken Witherly of Condor Consulting, Inc., based out of Denver, Colorado provided QA/QC on the data. The aim of this work is to help better define potential drill targets within the wider Sierra Mojada area. The results identified a number of buried structures and better outlined several lithological units in the area.

Gabon Property

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

Exploratory drilling has focused on these gold anomalies. East-west trending drill fences have been positioned to test roughly north-south trending lithological contacts which are considered as the most favorable sites for gold deposition.  A total of 5,000 meters was drilled with gold intercepts between 1m to 13m in thickness encountered. The best intercept averaged 7.6 g/t gold over 9 meters. Most intercepts were in the 1 meter to 3 meter range at 1 to 4 g/t gold. Anomalous silver and manganese were also encountered in some holes.

Airborne Geophysics

A 5,000 line kilometer VTEM Geophysics survey was completed by Spectrem Air LTD over the Ndjole exploration permit in March 2011. Results show a strong electro-magnetic response that has been strongly folded and deformed.

Mapping

Mapping of the main gold prospects was completed in the Ndjole and Mevang licences at 1:20,000 scale. Detailed mapping at 1:5000 scale occurred over areas with drilling to better define lithological contacts and local structure.

A large soil sampling and mapping campaign lead by AngloGold targeting the extensions to the known geology is currently underway on the property and will continue into 2012.

Management Changes

During 2011, we made significant additional changes in our management and board of directors:

•
On February 14, 2011, Dr. Nicole Adshead-Bell was appointed to the Board of Directors as an independent director.  Dr. Adshead-Bell is a geologist with a significant amount of experience in the investment banking and financial analysis industries where her primary emphasis has been on mid-sized and junior level natural resources companies.

•
On March 3, 2011, Tim Barry (previously our Vice President of Exploration) was appointed Chief Executive Officer, President and Director, replacing Gregory Hahn who had been serving as interim Chief Executive Officer since July 2010. Mr. Barry has over 15 years of exploration and management experience. He has worked as a consulting geologist on projects in Canada, Mexico, Australia, New Zealand, Mongolia and West Africa and has significant experience with Silver Bull's field operations in Africa.

•
On April 15, 2011, Sean Fallis (previously our Vice President of Finance) was appointed Chief Financial Officer, replacing Robert Devers who had been serving as Chief Financial Officer. Mr. Fallis is a Chartered Accountant and was formerly the corporate controller of gold producer Rusoro Mining Ltd.  Prior to Rusoro Mining Ltd. Mr. Fallis worked with Canadian and United States publically listed companies in the audit and assurance practice of PricewaterhouseCoopers where Mr. Fallis focused on clients in the mining industry.

•
On April 20, 2011, Daniel Kunz was appointed to the Board of Directors. Mr. Kunz has over 30 years of experience in all areas of engineering, management, accounting, finance and operations. Mr. Kunz has held positions in Ivanhoe Mines (President), MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President and Controller, and as CFO to the Mining Group).

•	On April 20, 2011, Greg Hahn, Wesley Pomeroy and Robert Kramer ceased serving as directors.

•	On August 4, 2011, we entered into an independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration.

Results of Operations

Upon the closing of the Merger on April 16, 2010, Dome became our wholly owned subsidiary. The financial results from Dome are included in our consolidated statement of operations and comprehensive (loss) income and consolidated statement of cash flows for the year ended October 31, 2011.  However, because the merger with Dome did not close until April 2010, Dome’s financial results are only included in our consolidated statement of operations and comprehensive (loss) income and consolidated statement of cash flows for the year ended October 31, 2010, for the period from April 16, 2010 to October 31, 2010.

For the fiscal year ended October 31, 2011, we experienced a consolidated net loss of $12,237,000 or approximately $0.11 per share, compared to a consolidated net loss of $9,405,000 or approximately $0.12 per share during the fiscal year ended October 31, 2010. The $2,832,000 increase in the consolidated net loss was primarily due to a $2,529,000 increase in exploration and property holding costs in the 2011 fiscal year from the 2010 fiscal year and a foreign currency translation loss of $349,000 in the 2011 fiscal year compared to a foreign currency translation gain of $1,365,000 in the 2010 fiscal year. This was partially offset by a $1,622,000 decrease in general and administrative expenses in the 2011 fiscal year from the 2010 fiscal year.

Exploration and Property Holding Costs

Exploration and property holding costs increased $2,529,000 to $8,373,000 in the 2011 fiscal year from $5,844,000 in the 2010 fiscal year primarily due to a significantly expanded exploration program on the Sierra Mojada Property as cash constraints limited the amount of exploration activities in the portion of 2010 fiscal year prior to the merger previously discussed.

General and Administrative Costs

General and administrative expenses decreased $1,622,000 to $3,372,000 in the 2011 fiscal year from $4,994,000 in the 2010 fiscal year as described below.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation included in general and administrative expenses increased to $928,000 in the 2011 fiscal year from $822,000 in the 2010 fiscal year.

Personnel costs decreased $595,000 to $1,369,000 in the 2011 fiscal year from $1,964,000 in the 2010 fiscal year. This decrease was primarily due to $861,000 of severance expense in the 2010 fiscal year due to change in control provisions in the employment agreements of three former executives. This expense was offset by higher stock based compensation, which increased to $587,000 in the 2011 fiscal year from $340,000 in the 2010 fiscal year. Stock based compensation increased due to the issuance of stock options to the new members of management in the 2011 fiscal year. Also, we entered into a severance agreement in the 2011 fiscal year with our former Chief Financial Officer Robert Devers whereby he received severance payments totaling approximately $165,000 which was paid in April 2011.

Office and administrative expenses of $658,000 in the 2011 fiscal year was comparable to $634,000 in the 2010 fiscal year. Significant costs in office and administrative include shareholder relations, costs of maintaining our corporate office and listing and exchange fees.

Professional fees decreased $113,000 to $589,000 in the 2011 fiscal year from $702,000 in the 2010 fiscal year. The decrease relates to additional legal and accounting costs incurred in the prior year as a result of the Dome merger and the application for listing on the Toronto Stock Exchange offset by additional costs in the current year associated with the dual listings on the NYSE Amex and Toronto Stock Exchange.

Directors’ fees decreased $224,000 to $526,000 in the 2011 fiscal year from $750,000 in the 2010 fiscal year. This decrease was primarily due to a $141,000 decrease in stock based compensation to $341,000 in the 2011 fiscal year from $482,000 in the 2010 fiscal year as a result of stock options granted to new directors and the pro rata stock based compensation of stock options previously granted in August 2010.

We recorded a provision of $204,000 in the 2011 fiscal year for uncollectible value-added taxes compared to a provision of $929,000 in the 2010 fiscal year.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

We recorded other expense of $465,000 in the 2011 fiscal year compared to other income of $1,430,000 in the 2010 fiscal year. This was mainly the result of a foreign currency translation loss of $349,000 in the 2011 fiscal year compared to a foreign currency translation gain of $1,365,000 in the 2010 fiscal year. These foreign currency translation gains and losses are primarily due to the impact of the change in exchange rate between the US dollar and Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the 2011 fiscal year we primarily utilized cash and cash on hand and proceeds from issuances of common stock to fund exploration activities at the Sierra Mojada Property including property concession option purchase agreement payments and for general and administrative expenses.  During this period, we received $5,805,000 in net proceeds from the issuance of common stock through a private placement to Coeur and through the exercise of stock options and warrants. As a result of exploration activities and general and administrative expenses offset by the financing obtained through equity transactions, cash and cash equivalents decreased from $10,571,000 at October 31, 2010 to $4,240,000 at October 31, 2011.

Cash flows used in operations for the 2011 fiscal year was $11,503,000 as compared to $9,297,000 for the comparable period in 2010.  This increase was mainly due to the significantly higher exploration costs at the Sierra Mojada Property and increased value added tax receivable payments which were partially offset by reduced general and administrative expenses (excluding stock based compensation) as discussed in the results of operations section above.

Cash flows used in investing activities for the 2011 fiscal year was $398,000 as compared to $1,803,000 in cash flows provided by operations for the 2010 fiscal year. During the 2011 fiscal year we sold equipment for $443,000, purchased equipment for $143,000 and spent $798,000 on the acquisition of property concessions as compared to sales of equipment of $9,000, purchases of equipment for $551,000 and payments of $373,000 for the acquisition of property concessions in the 2010 fiscal year. The cash outflow for the 2010 fiscal year was offset by cash acquired in the Merger of $2,619,000. Equipment purchases decreased and equipment sales increased in the 2011 fiscal year as we are using external contractors for a greater portion of the drilling work on the Sierra Mojada Property and acquisition of property concessions increased due to the execution of additional concession option purchase agreements and the escalating payment nature of the agreements.

Cash flows provided by financing activities for the 2011 fiscal year was $5,608,000 as compared to $16,607,000 for the 2010 fiscal year. The significant decrease in cash flows is due to the $15,072,000 of proceeds from the issuance of common stock including common stock issued related to the Dome transaction during the 2010 fiscal year offset by net proceeds of $4,917,000 for the private placement with Coeur completed in the 2011 fiscal year.

Capital Resources

As of October 31, 2011, we had cash and cash equivalents of $4,240,000 and working capital of $2,425,000 as compared to cash and cash equivalents of $10,571,000 and working capital of $9,072,000 as of October 31, 2010. The decrease in our liquidity and working capital were primarily the result of cash used by operating and investing activities including exploration work and acquisition of additional concessions which were partially offset by proceeds received from financing activities including the issuance of common stock and proceeds received on the exercise of warrants. The accounts payable and accrued liabilities at October 31, 2011 increased as a result of the additional exploration work on the Sierra Mojada Property and timing of payments.

Since inception, we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. Moreover, as a result of a late Form 8-K filing in 2011, we may not be eligible to use our “shelf” registration statement during the majority of 2012.  In that event, our ability to quickly access U.S. capital markets will be somewhat constrained.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

December 2011 Offering

During December 2011 we closed registered direct offerings for the sale or 21,050,000 shares of common stock at a price of $0.50 per share for gross proceeds of $10,525,000. We paid a 6% finder’s fee totaling $94,500 to a Canadian finder with respect to certain non-U.S. purchasers who were introduced by them.

Capital Requirements and Liquidity; Need for Subsequent Funding

Our management and Board of Directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property and a $1.9 million budget for general and administrative expenses. As of December 31, 2011, we had approximately $12.6 million in cash on hand, and therefore we anticipate that we will need to raise additional capital to fully fund the calendar 2012 exploration program at the Sierra Mojada Property and for general and administrative expenses. During calendar year 2012 we will continue to evaluate our ability to raise additional capital and we will reduce expenditures on the Sierra Mojada property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding, or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2011:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases	29	29	-	-	-
Sierra Mojada concession option purchase payments	21,632	1,665	10,257	9,710	-
Total	21,661	1,694	10,257	9,710	-

The above table assumes the Poder de Dios, Anexas a Poder de Dios, and Amplicaion a Poder de Dios option purchase price is exercised on January 1, 2013 and the La Perla, La India, and La India Dos option purchase price is also exercised on January 1, 2013.The above atase Company closed alated to the Dome Mergere agreementss o be included in an updated NI 43-101 technical report

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent Accounting Pronouncements

We do not expect any recent accounting pronouncements to have a material effect on our financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”. This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The adoption of this guidance will not have a significant impact on the presentation of our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and IFRSs. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  We do not expect that the full adoption of ASU No. 2010-06 will have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note 2 — Summary of Significant Accounting Policies — to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these consolidated financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our consolidated financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates based on assumptions about future events that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements.  Actual results could differ from those estimates. Estimates and assumptions are reviewed on an ongoing basis based on historical experience and other factors that are considered to be relevant under the circumstances. Revisions to estimates and assumptions are accounted for prospectively.

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of mineral concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, determining the fair value of assets and liabilities acquired in the merger with Dome and calculating stock-based compensation.

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

We review and evaluate our property concessions for impairment annually or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable and any impairment in carrying value is charged to operations at the time of impairment. Should a concession be abandoned, its capitalized costs are charged to operations. We charge to operations the allocable portion of capitalized costs attributable to concessions sold. Capitalized costs are allocated to concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Impairment of Long-Lived Assets

Long-lived assets, comprised of property and equipment subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. In testing the recoverability of the assets, the carrying value of the assets or asset groups is compared to the fair value of the assets or asset groups. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  When multiple reporting units are acquired in one business combination, goodwill is allocated to reporting units as of the date of the business combination, by determining estimates of the fair value of each reporting unit and comparing this amount to the fair values of assets and liabilities in the reporting unit. Goodwill is not amortized.

We perform goodwill annual impairment tests at April 30 each fiscal year and when events and circumstances indicate that the carrying amounts may no longer be recoverable. Goodwill is assessed at the reporting unit level. In performing the impairment tests, we estimate the fair values of our reporting units that include goodwill and compares those fair values to the reporting units’ carrying amounts. If a reporting unit’s carrying amount exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to the carrying amount, and any excess of the carrying amount of goodwill over the implied fair value is charged to earnings.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. We recognize the tax benefit from uncertain tax positions only if it is at least “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2011 and October 31, 2010 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

Stock-Based Compensation and Warrants

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience.  We have not historically issued any dividends and we do not expect to in the future.  We use the graded vesting attribution method to recognize compensation costs over the requisite service period.

We also used the Black-Scholes valuation model to determine the fair market value of warrants.  Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  During the year-ended October 31, 2010, intercompany transactions and balances with our Mexican and Gabonese subsidiaries were considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations and comprehensive (loss) income during the year-ended October 31, 2010.

On July 7, 2011, we acknowledged our intention to convert certain intercompany loans totaling $13.4 million to equity. Subsequent to July 7, 2011, we no longer recognize foreign currency transaction gains or losses on this $13.4 million portion of intercompany loans in the consolidated statement of operations and comprehensive (loss) income.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2011, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $37,000.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of October 31, 2011, we maintain minimum cash balances in $CFA and Mexican Pesos. As of October 31, 2011, we maintained the majority of our cash balance in $CDN. Subsequent to the registered direct offerings in December 2011 we maintain the majority of cash balances in US dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties. None of our properties are in production and we do not currently hold any commodity derivative positions.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of October 31, 2011, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

(b)      Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2011, was effective.

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

(d)      Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silver Bull Resources, Inc.

We have audited Silver Bull Resources, Inc’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Silver Bull Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Silver Bull Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silver Bull Resources, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated January 11, 2012 expressed an unqualified opinion.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 11, 2012

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page 35.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.1.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/11/2007	1

10.1	2000 Equity Incentive Plan.	10-KSB	10/31/2006	4.1

10.2	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.3	2010 Stock Option Plan.	8-K	02/03/2010	10.3

10.4	Employment agreement with Robert Devers	8-K	01/17/2008	10.1

10.5	Consulting agreement with Greg Hahn Consulting LLC	8-K	08/02/2010	10.1

10.6	Employment agreement with Brian Edgar	10-Q	07/31/2011	10.2

10.7	Employment agreement with Timothy Barry	10-Q	07/31/2011	10.1

10.8	Employment agreement with Sean Fallis	8-K	04/06/2011	10.2

10.9	Independent contractor agreement with Jason Cunliffe	8-K	08/04/2011	10.1

14	Code of Ethics	10-KSB	01/31/07	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Hein & Associates LLP				X

23.2	Consent of SRK Consulting (Canada) Inc.				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

99.1	Sierra Mojada location map. (1)				X

99.2	Gabon location map. (1)				X

(1) Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 11, 2012	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer

Date: January 11, 2012	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7 - F-12

Notes to Consolidated Financial Statements	F-13 - F-37

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Silver Bull Resources, Inc.
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the combination in the consolidated statements of operations and comprehensive (loss) income, cash flows, and stockholders’ equity of the amounts as presented for the years ending October 31, 2011 and 2010 with the amounts for the corresponding consolidated statements for the period from inception (November 8, 1993) through October 31, 2009.  In our opinion the amounts have been properly combined for the period from inception (November 8, 1993) through October 31, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silver Bull Resources, Inc.’s and subsidiaries’ internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 11, 2012 expressed an unqualified opinion on the effectiveness of Silver Bull Resources, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 11, 2012

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,239,899	$10,570,598
Restricted cash (Note 4)	77,068	—
Other receivables	80,789	17,965
Prepaid expenses	239,286	248,417
Prepaid income taxes	10,933	22,231
Total Current Assets	4,647,975	10,859,211

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	4,846,687	4,318,292
Gabon, Africa (Notes 3, 5 and 7)	4,500,148	4,396,915
	9,346,835	8,715,207

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $973,457 and $941,781, respectively (Note 6)	785,486	1,361,358

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,380,818 and $1,241,876 , respectively (Note 8)	1,826,664	629,338
Goodwill (Notes 3 and 9)	18,495,031	19,738,862
Other assets	112,170	9,435
	20,433,865	20,377,635

TOTAL ASSETS	$35,214,161	$41,313,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$798,679	$729,314
Accrued liabilities and expenses	874,605	241,389
Accrued severance costs	—	184,000
Payable to joint venture partner (Note 7)	541,913	632,687

Income tax payable (Note 15)	7,842	—
Total Current Liabilities	2,223,039	1,787,390

COMMITMENTS AND CONTINGENCIES (Notes 11 and 17)

STOCKHOLDERS’ EQUITY (Notes 11, 12, 13, 14 and 20)
Common stock, $0.01 par value; 300,000,000 shares authorized, 115,110,157 and 105,929,762 shares issued and outstanding, respectively	1,151,101	1,059,297
Additional paid-in capital	105,201,435	98,358,340
Deficit accumulated during exploration stage	(73,559,865)	(61,322,505)
Other comprehensive income	198,451	1,430,889
Total Stockholders’ Equity	32,991,122	39,526,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,214,161	$41,313,411

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2011	2010	2011
REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	8,099,070	5,571,788	35,907,190
Depreciation and asset write-off	274,381	271,724	1,422,001
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	8,373,451	5,843,512	37,329,191

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel costs	1,368,524	1,964,385	15,786,463
Office and administrative expenses	658,225	633,897	4,006,711
Professional services	589,246	702,226	7,950,810
Directors’ fees	526,459	749,891	4,438,101
Provision for uncollectible value-added taxes	204,190	928,877	1,409,585
Depreciation	25,285	15,175	260,780
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,371,929	4,994,451	33,852,450

LOSS FROM OPERATIONS	(11,745,380)	(10,837,963)	(71,181,641)

OTHER (EXPENSES) INCOME
Interest and investment income	36,535	60,954	934,898
Foreign currency translation (loss) gain	(348,813)	1,364,555	(2,837,232)
Miscellaneous (loss) income	(152,845)	4,764	(220,718)
TOTAL OTHER (EXPENSE) INCOME	(465,123)	1,430,273	(2,123,052)

LOSS BEFORE INCOME TAXES	(12,210,503)	(9,407,690)	(73,304,693)

INCOME TAX EXPENSE (BENEFIT) (Note 15)	26,857	(2,200)	129,082

NET LOSS	$(12,237,360)	$(9,405,490)	$(73,433,775)

OTHER COMPREHENSIVE (LOSS) INCOME– Foreign currency translation adjustments	(1,232,438)	(1,090,707)	198,451

COMPREHENSIVE LOSS	$(13,469,798)	$(10,496,197)	$(73,235,324)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	109,977,943	81,432,631

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,237,360)	$(9,405,490)	$(73,433,775)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and equipment write-off	241,150	311,336	1,651,138
Provision for uncollectible value-added taxes	204,190	923,288	1,402,610
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	173,930	(1,352,817)	2,828,276
Common stock issued for services	—	—	1,237,047
Common stock issued for compensation	—	—	1,059,946
Stock options issued for compensation	1,129,421	927,999	9,144,629
Common stock issued for directors fees	—	95,832	693,276
Stock options and warrants issued for directors fees	—	—	1,665,705
Stock options issued for services	—	—	849,892
Stock options issued for financing fees	—	—	276,000
Common stock issued for payment of expenses	—	—	326,527
Stock warrants issued for services	—	—	1,978,243
(Increase) decrease in, net of merger transaction:
Value added tax receivable	(1,471,491)	(759,575)	(3,341,097)
Restricted cash	(75,839)	—	(75,839)
Other receivables	(63,268)	18,749	(69,066)
Prepaid expenses	1,918	(94,040)	(223,241)
Prepaid income taxes	10,843	(21,562)	(10,719)
Deposits	(7,855)	(4,746)	(12,601)
Increase (decrease) in, net of merger transaction:
Accounts payable	100,577	409,014	564,593
Income tax payable	8,363	(9,544)	11,252
Accrued liabilities and expenses	666,897	58,581	922,123
Accrued severance	(184,000)	—	—
Deferred salaries and costs	—	(393,903)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(11,502,524)	(9,296,878)	(52,420,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from investment sales	—	—	21,609,447
Cash acquired in merger with Dome Ventures (Note 3)	—	2,618,548	2,618,548
Equipment purchases	(142,508)	(550,986)	(3,017,682)
Proceeds from sale of equipment	442,665	8,900	451,565
Proceeds from mining concessions option payment (Note 7)	100,000	100,000	200,000
Acquisition of mining concessions	(797,960)	(373,479)	(5,803,476)
Net cash (used by) provided by investing activities	(397,803)	1,802,983	(5,551,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	4,917,221	15,071,516	54,690,931
Proceeds from exercise of warrants	699,344	953,595	6,350,286
Proceeds from exercise of options	188,913	—	188,913
Deferred offering costs	(94,549)	—	(94,549)
Payable to joint venture partner	(102,778)	582,372	479,594
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities:	5,608,151	16,607,483	62,579,282

Effect of exchange rates on cash and cash equivalents	(38,523)	(25,933)	(367,770)

Net (decrease) increase in cash and cash equivalents	(6,330,699)	9,087,655	4,239,899
Cash and cash equivalents beginning of period	10,570,598	1,482,943	—

Cash and cash equivalents end of period	$4,239,899	$10,570,598	$4,239,899

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$23,556	$27,074	$140,564
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$24,840,886	$24,840,886
Warrants issued in merger with Dome	$—	$1,895,252	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$727	$—	$59,947

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

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
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

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
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

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

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2005	20,404,585	$204,047	$21,200,512	$—	$(16,621,799)	$—	$4,782,760

Issuance of common stock as follows:
- for cash at an average price of $.80 per share with attached warrants	13,374,833	133,748	11,077,879	—	—	—	11,211,627
- for services at an average price of $.80 per share with attached warrants	73,650	736	58,213	—	—	—	58,949
- for compensation at an average price of $.80 per share	248,593	2,486	154,389	—	—	—	156,875
- for adjustment of private placement selling price	81,251	812	(812)	—	—	—	—

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers and independent directors at an average fair value of $2.18 per share	—	—	4,360,000	—	—	—	4,360,000
- options & warrants for directors fees at an average fair value of $2.17 per share	—	—	1,665,705	—	—	—	1,665,705
- modification of options	—	—	48,000	—	—	—	48,000
- exercise of warrants at an average price of $1.25 per share	25,000	250	31,000	—	—	—	31,250

Net loss for the year ended October 31, 2006	—	—	—	—	(11,193,037)	—	(11,193,037)

Balance, October 31, 2006	34,207,912	$342,079	$38,594,886	$—	$(27,814,836)	$—	$11,122,129

Issuance of common stock as follows:
- for cash at an average price of $2.35 per share with attached warrants	2,413,571	24,136	5,647,757	—	—	—	5,671,893
- for services at an average price of $4.31 per share	49,120	491	211,069	—	—	—	211,560
- for directors fees at an average price of $2.71 per share	108,000	1,080	305,100	—	—	—	306,180

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.30 per share	2,240,374	22,404	2,917,750	—	—	—	2,940,154
- warrants issued for financial services at an average fair value of $1.82 per share	—	—	1,094,950	—	—	—	1,094,950
- stock based compensation for options issued to officer and independent director	—	—	434,189				434,189
- for cashless exercise of options	126,000	1,260	(1,260)	—	—	—	—
- extension of warrant for services	—	—	68,999	—	—	—	68,999

Other Comprehensive Income – Foreign Currency translation adjustment	—	—	—	—	—	(86,642)	(86,642)

Net loss for the year ended October 31, 2007	—	—	—	—	(6,931,557)	—	(6,931,557)

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total

Balance, October 31, 2007	39,144,977	$391,450	$49,273,440	$—	$(34,746,393)	$(86,642)	$14,831,855

Issuance of common stock as follows:
- for directors fees at an average price of $1.69 per share	145,200	1,452	243,480	—	—	—	244,932
- for services at an average price of $2.18 per share	38,000	380	82,460	—	—	—	82,840

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $1.25 per share	381,250	3,812	472,751	—	—	—	476,563
- warrants issued for financial services at an average fair value of $.82 per share	—	—	81,838	—	—	—	81,838
- stock based compensation for options issued to officer and independent directors during prior periods	—	—	693,362	—	—	—	693,362
- stock based compensation for options issued to officers	—	—	475,018	—	—	—	475,018
- stock based compensation for options issued to employees	—	—	164,435	—	—	—	164,435
- stock based compensation for options issued to consultant	—	—	266,616	—	—	—	266,616

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	2,442,682	2,442,682

Net loss for the year ended October 31, 2008	—	—	—	—	(12,320,422)	—	(12,320,422)

Balance, October 31, 2008	39,709,427	$397,094	$51,753,400	$—	$(47,066,815)	$2,356,040	$7,439,719

Issuance of common stock as follows:
- for cash at an average price of $0.25 per share with attached warrants	5,291,952	52,920	1,270,068	—	—	—	1,322,988
- for directors fees at an average price of $0.36 per share	129,600	1,296	45,036	—	—	—	46,332

Stock option and warrant activity as follows:
- exercise of warrants at an average price of $0.34 per share	3,703,450	37,034	1,212,346	—	—	—	1,249,380
- warrants issued for financial services at an average fair value of $0.43 per share	—	—	39,022				39,022
- extension of warrant for services	—	—	4,664	—	—	—	4,664
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	514,152	—	—	—	514,152
- stock based compensation for options issued to officers and independent directors	—	—	179,436	—	—	—	179,436

Deemed dividend on exercise of warrants	—	—	126,090	—	(126,090)	—	—

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	165,556	165,556

Net loss for the year ended October 31, 2009	—	—	—	—	(4,724,110)	—	(4,724,110)

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139
Issuance of common stock as follows:
- for cash at an average price of $0.46 per share with attached warrant	6,700,000	67,000	3,043,000	—	—	—	3,110,000
- for special warrant offering at an average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	—	—	—	11,961,516
- for Dome merger consideration at $1.26 per share with attached warrant (Note 3)	19,714,989	197,150	24,643,736	—	—	—	24,840,886
- for directors fees at an average price of $0.81 per share	118,800	1,188	94,644	—	—	—	95,832
Stock option and warrant activity as follows:
- warrants issued to replace Dome warrants as of Merger Date (Note 3)	—	—	1,895,252	—	—	—	1,895,252
- warrants issued at an average price of $0.41 per share	2,308,281	23,082	930,512	—	—	—	953,594
- for cashless exercise of options	243,669	2,437	(2,437)				—
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	67,065	—	—	—	67,065
- stock based compensation for options issued to officers and independent directors	—	—	860,934	—	—	—	860,934

Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(1,090,707)	(1,090,707)
Net loss for the year ended October 31, 2010	—	—	—	—	(9,405,490)	—	(9,405,490)

Balance, October 31, 2010	105,929,762	$1,059,297	$98,358,340	$—	$(61,322,505)	$1,430,889	$39,526,021
Issuance of common stock as follows:
- for cash at an average price of $0.68 per share less offering costs of $82,819	7,353,000	73,530		4,843,691	—	—	—	4,917,221

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—		1,129,421	—	—	—	1,129,421
- exercise of warrants at an average price of $0.50 per share	1,385,353	13,854		685,490	—	—	—	699,344
- stock options exercised at an average price of $0.51 per share	369,355	3,69	3	185,220	—	—	—	188,913
- for cashless exercise of options	72,687	727		(727)	—	—	—	—
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—		—	—	—	(1,232,438)	(1,232,438)
Net loss for the year ended October 31, 2011	—	—		—	—	(12,237,360)	—	(12,237,360)

Balance, October 31, 2011	115,110,157	$1,151,101		$105,201,435	$—	$(73,559,865)	$198,451	$32,991,122

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Organization and Description of Business

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

The Company engages in the business of mineral exploration. The Company currently owns or has the option to acquire a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and through Minera’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. (“Minas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon, and African Resources SARL Gabon, as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited incorporated in Nigeria. The Company conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon. The Company included the financial results of Dome and its subsidiaries in the Company’s consolidated statement of operations and comprehensive (loss) income effective April 16, 2010.

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

The Company’s consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumed the Company will realize its assets and discharge its liabilities in the normal course of business. Accordingly, the Company’s consolidated financial statements do not reflect the adjustments to the carrying value of assets and liabilities, or the impact on the consolidated statement of operations and comprehensive (loss) income and balance sheet classifications that would be necessary if the going concern assumption was not appropriate. Management believes that the Company has sufficient financial resources, including the proceeds received in the registered direct offerings described in Note 20 and the ability to adjust exploration activities, to sustain operations over the twelve month period beginning November 1, 2011. The Company has not generated any revenue from operations and the Company’s continued exploration activities will ultimately require the Company to raise additional capital, identify other sources of funding, or identify strategic transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prepared using the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates based on assumptions about future events that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements.  Actual results could differ from those estimates. Estimates and assumptions are reviewed on an ongoing basis based on historical experience and other factors that are considered to be relevant under the circumstances. Revisions to estimates and assumptions are accounted for prospectively.

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of mineral concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, determining the fair value of assets and liabilities acquired in the merger with Dome (Note 3) and calculating stock-based compensation.

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2011, the Company has not recognized any revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investment with an original maturity of three month or less.

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

The Company reviews and evaluates its property concessions for impairment annually or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable and any impairment in carrying value is charged to operations at the time of impairment. Should a concession be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to concessions sold. Capitalized costs are allocated to concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Exploration Costs

Exploration costs incurred are expensed to the date of establishing that costs incurred are economically recoverable. Exploration expenditures incurred subsequent to the establishment of economic recoverability are capitalized and included in the carrying amount of the related property.

The Company has been in the exploration stage since November 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction. Exploration costs expensed during the fiscal years ended October 31, 2011 and 2010 were $8,373,451 and $5,843,512, respectively. The exploration costs expensed to date during the Company’s exploration stage amount to $37,329,191.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses. Property and equipment are depreciated using the straight-line or accelerated methods, over the estimated useful lives of the related assets. Assets under construction are depreciated when they are substantially complete and available for their intended use, over their estimated useful lives. Repairs and maintenance of property and equipment are expensed as incurred. Costs incurred to enhance the service potential of plant and equipment are capitalized and depreciated over the remaining useful life of the improved asset.

Impairment of Long-Lived Assets

Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group, as determined through the application of a present value technique using expected future cash flows to estimate fair value in the absence of a market price. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flows, all assets are grouped at the exploration project level.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  When multiple reporting units are acquired in one business combination, goodwill is allocated to reporting units as of the date of the business combination, by determining estimates of the fair value of each reporting unit and comparing this amount to the fair values of assets and liabilities in the reporting unit. Goodwill is not amortized.

The Company performs goodwill annual impairment tests at April 30 each fiscal year and when events and circumstances indicate that the carrying amounts may no longer be recoverable. Goodwill is assessed at the reporting unit level. In performing the impairment tests, the Company estimates the fair values of its reporting units that include goodwill and compares those fair values to the reporting units’ carrying amounts. If a reporting unit’s carrying amount exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to the carrying amount, and any excess of the carrying amount of goodwill over the implied fair value is charged to earnings.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. The Company recognizes the tax benefit from uncertain tax positions only if it is at least “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2011 and October 31, 2010 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

Stock-Based Compensation and Warrants

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The Company has not historically issued any dividends and it does not expect to in the future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 6,355,864 shares and 19,217,639 shares outstanding at October 31, 2011 and 2010, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.  During the year-ended October 31, 2010, intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries were considered to be short-term in nature and accordingly all foreign currency transaction gains and losses on intercompany loans are included in the consolidated statement of operations and comprehensive (loss) income during the year-ended October 31, 2010.

On July 7, 2011, the Company acknowledged the Company’s intention to convert certain intercompany loans totaling $13.4 million to equity. Subsequent to July 7, 2011, the Company no longer recognizes foreign currency transaction gains or losses on this $13.4 million portion of intercompany loans in the consolidated statement of operations and comprehensive (loss) income.

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

Recent Accounting Pronouncements Adopted in the Year

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”. This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on the Company`s financial position, results of operations or cash flows.

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

	Conversion Calculation	Estimated Fair Value

Dome common stock outstanding on the Merger Date	49,260,624
Less: Dome common stock issued in connection with the special warrant offering (a)	(28,911,111)
Dome common stock outstanding on the Merger Date attributable to the merger consideration	20,349,513
Multiplied by Silver Bull’s stock price as of the Merger Date multiplied by the exchange ratio of 0.968818 ($1.26 x 0.968818)	$1.2207	$24,840,886
Fair value of the Silver Bull warrants issued to replace Dome warrants as of the Merger Date (b)		1,895,252
Merger consideration transferred		$26,736,138

(a)
In accordance with ASC Topic 805-10, Business Combinations — Overall (“ASC 805-10”), transactions entered into primarily for the benefit of the combined entity, rather than primarily for the benefit of the acquired company should be accounted for as a separate transaction.  The special warrant offering described above was completed for the benefit of the combined entity and therefore the value of the Silver Bull common shares issued in exchange for the shares acquired upon the conversion of the special warrants was treated as a separate financing transaction and not included as part of the merger consideration.

(b)
Represents the fair value of warrants to acquire 2,228,281 shares of Company common stock issued to replace Dome warrants outstanding as of the Merger Date. ASC 805-10 requires that the fair value of replacement warrants be included in the consideration transferred.  The fair value of the Silver Bull equivalent warrants was estimated using the Black-Scholes valuation model utilizing the assumptions noted below.

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

As of the Merger Date, the expected fair value of other receivables and value-added tax receivable approximated the historical cost. Property concessions do not have a useful life pursuant to the Company’s policy on property concessions. The Company estimates that the goodwill resulting from the Dome Merger transaction will be not deductible for tax purposes. Goodwill represents the expected synergies from combining operations of Dome and the Company.

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

During the fiscal year ended October 31, 2010, the Company incurred merger related transaction costs consisting primarily of legal and accounting fees of $260,672.  These costs are included in professional fees on the consolidated statement of operations and comprehensive (loss) income.

Actual and Pro-forma Impact of the Merger

Dome’s net loss of $11,174 for period from the Merger Date through October 31, 2010 is included in the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal year ended October 31, 2010.  The net loss for Dome represents a net loss per share of less than $0.01 per share for the Company during the fiscal year ended October 31, 2010.

The following table presents supplemental pro forma information as if the Merger had occurred on November 1, 2009. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net loss would have been had the Company completed the Merger on November 1, 2009. In addition, the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger.

Fiscal year Ended October 31,
2010
Revenues	$—
Net loss	(10,258,000)
Loss per share	$(0.10)

2010 Pro forma Results – Fiscal year Ended October 31, 2010

The 2010 pro forma results were calculated by combining the results of Silver Bull with the stand-alone historical results of Dome for the six months ended March 31, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred had the acquisition commenced on November 1, 2009:

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

NOTE 4 – RESTRICTED CASH

At October 31, 2011, the Company has $77,068 of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use exclusively on exploration costs related to the joint venture agreements with AngloGold (Note 7).

NOTE 5 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at October 31, 2011 and 2010, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa

Property Concessions – October 31, 2009	$3,713,722	$—
Acquisitions	373,479	4,496,915
Joint venture agreement payment received (Note 7)	—	(100,000)
Foreign currency translation adjustment	231,091	—
Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	797,960	—
Joint venture agreement payment received (Note 7)	—	(100,000)
Foreign currency translation adjustment	(269,565)	203,233
Property Concessions – October 31, 2011	$4,846,687	$4,500,148

NOTE 6 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's property and equipment at October 31, 2011 and October 31, 2010, respectively:

	October 31,	October 31,
	2011	2010
Mining equipment	$1,051,312	$1,639,726
Vehicles	229,912	181,040
Buildings and structures	186,041	193,257
Computer equipment and software	203,000	202,884
Well equipment	39,637	41,762
Office equipment	49,041	44,470
	1,758,943	2,303,139
Less: Accumulated depreciation	(973,457)	(941,781)
	$785,486	$1,361,358

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009. AngloGold can earn an additional 40% interest by paying Dome $100,000 per year from 2010 through 2012 and by incurring exploration expenditures in the amount of $3.7 million from 2010 through 2012 at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.  As of October 31, 2011, AngloGold has incurred expenditures of $5,181,000 and paid Dome two payments of $100,000 each.

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

Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of October 31, 2011, the payable to AngloGold was $541,913.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

During 2008, the Company filed value added (“IVA”) tax returns with the Mexican authorities to recover IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  The Mexican authorities reviewed the IVA tax returns filed and requested the Company provide copies of supporting documentation for amounts filed. During 2008 and 2009, the Company worked extensively with IVA tax consultants and Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.

As the result of these difficulties, the Company applied for authorization before the tax authorities to transfer the tax office jurisdiction to Mexico City beginning in the 2012 fiscal year. During December 2011 the Company received this authorization and the Company plans to file IVA tax returns in Mexico City including those historical IVA tax returns previously filed in other jurisdictions.

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

During the year ended October 31, 2011 management evaluated the recoverability of the IVA tax receivable and increased the provision by $204,190. Due to the uncertainty of when any IVA taxes will be recovered, the Company continues to reflect the net IVA tax receivable as a long-term asset on the Consolidated Balance Sheet as of October 31, 2011.

A summary of the changes in the allowance for uncollectible taxes for the fiscal years ended October 31, 2011 and 2010 is as follows:

Allowance for uncollectible taxes – November 1, 2009	$273,761
Provision for Uncollectible IVA Taxes	928,877
Foreign currency translation adjustment	39,238
Allowance for uncollectible taxes – October 31, 2010	1,241,876
Provision for Uncollectible IVA Taxes	204,190
Foreign currency translation adjustment	(65,248)
Allowance for uncollectible taxes – October 31, 2011	$1,380,818

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The annual goodwill impairment test was completed on April 30, 2011, with no impairment identified.  As at October 31, 2011 the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at October 31, 2011 and 2010, respectively:

Goodwill – October 31, 2009	$—
Acquisitions (Note 3)	19,738,862
Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	(1,243,831)
Goodwill – October 31, 2011	$18,495,031

NOTE 10 - RELATED PARTY TRANSACTIONS

Following the Merger, the Company entered into a similar arrangement that Dome previously had with Rand Edgar Investment Corp, a company owned by Brian Edgar, the Company's Executive Chairman, whereby the Company paid $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. During the year ended October 31, 2011 the Company paid $125,939 to Rand Edgar Investment for general corporate development, rent and administrative services which is included in the office and administrative expenses line of the consolidated statement of operations and comprehensive (loss) income.

NOTE 11 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right has attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of October 31, 2011, there are 115,110,157 shares outstanding with Rights attached.

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

NOTE 12 - COMMON STOCK

During the year ended October 31, 2011, the Company completed a private placement of 7,353,000 shares of common stock at $0.68 per share. Net proceeds from the private placement were $4,917,221. The Company also issued 1,385,353 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share.  Options to acquire 369,355 shares of common stock were also exercised at an average exercise price of $0.51 per share.  In addition, options to acquire 400,261 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 72,687 shares without payment of the cash exercise price and the remaining options for 327,574 shares were cancelled.

In August 2010, the Company completed a private placement of 200,000 units at a price of $0.60 per unit, with each unit consisting of one share of restricted common stock and one stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock. Each whole warrant is exercisable at $0.70 per share and has a term of one year.  Net proceeds from this placement were $120,000.

On April 16, 2010, the Company completed the Merger and issued a total of 47,724,583 shares of common stock for all the issued and outstanding shares of Dome. Based upon the closing exchange ratio of 0.968818 shares of Silver Bull common shares for each single share of Dome common stock, the Company determined that 28,009,594 common shares of Silver Bull were issued pursuant to the special warrant offering and 19,714,989 common shares of Silver Bull were issued for merger consideration.  After deducting offering costs of $1,048,484, the total net proceeds from the special warrant offering were $11,961,516.

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

During the year ended October 31, 2007, the Company completed a private placement of 2,413,571 shares of the Company’s common stock and warrants to purchase 1,206,785 shares of common stock exercisable at $2.42 per share for four years, at a price of $4.70 per unit, which consists of two shares of common stock and one warrant.  Net proceeds from this private placement were $5,671,893.  In addition, the Company issued 2,240,374 shares of common stock for warrants exercised at an average cash consideration of $1.30 per share and issued 49,120 shares to outside consultants for services provided at an average price of $4.31 per share.  Also during 2007, the Company issued 108,000 shares of common stock at an average price of $2.84 per share to its independent directors for services provided and issued 126,000 shares of common stock in a cashless exercise of options.

During the year ended October 31, 2006, the Company issued 13,456,084 shares of common stock for cash consideration at an average of $0.83 per share and 73,650 shares valued at $0.80 per share for services received. Included with each share purchased was a warrant to purchase one share of the Company’s common stock at an exercise price of $1.25 per share with an exercise period of 5 years. In addition, warrants were exercised for 25,000 shares of common stock for cash consideration at an average of $1.25 per share. In addition, 248,593 shares of common stock were issued to employees of the Company for prior compensation at an average value of $0.63 per share during the year ended October 31, 2006.

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

During November 1995, the Company’s directors approved the issuance of 45,000 shares of common stock for services rendered at $0.01 per share. During June 1996, the Company issued 900,000 shares of common stock for the assignment of mineral rights in the Sierra Mojada Project in Coahuila, Mexico valued at $0.01 per share to Messrs. John Ryan, Merlin Bingham, and Daniel Gorski, who had formed a partnership to advance exploration of the mining concession located in Coahuila, Mexico. The partnership had an informal joint venture agreement with USMX, Inc. covering the mining concessions. By acquiring the partnership interest, the Company was able to negotiate and sign a formal joint venture agreement with USMX in July 1996.

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

The Company (originally called Cadgie Company) was formed in August of 1993 and incorporated in November 1993 by Mr. Carman Ridland of Las Vegas, Nevada as a spin-off from its predecessor, Precious Metal Mines, Inc. The Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. Precious Metal Mines, Inc. distributed the 960,800 shares of Cadgie Company to its shareholders. One share of Cadgie Co. was exchanged for each share of Precious Metal Mines, Inc. held by holders of record as of August 31, 1993.

NOTE 13 - STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the nine months ended October 31, 2011 and 2010 are as follows:

Fiscal Year Ended October 31,
Options	2011	2010

Expected volatility	96-113%	101% -114%
Risk-free interest rate	0.39-1.53%	0.63% – 0.93%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the year ended October 31, 2011, options to acquire 369,355 shares of common stock were also exercised at an average exercise price of $0.51 per share.  In addition, options to acquire 400,261 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 72,687 shares without payment of the exercise price and the remaining options for 327,574 shares were cancelled. The options had a combined intrinsic value of $197,034 at the time of exercise. Also during the year ended October 31, 2011, the Company granted options to acquire 2,295,000 shares of common stock with a weighted-average grant-date fair value of $0.58.

During the year ended October 31, 2010, options to acquire 243,669 shares of common stock were exercised by way of a cashless exercise at an average exercise price of $0.34 per share.  The options had an intrinsic value of $99,941 at the time of exercise. Also during the year ended October 31, 2010, the Company granted options to acquire 3,495,000 shares of common stock with a weighted-average grant-date fair value of $0.46.

The following is a summary of stock option activity for the fiscal year ended October 31, 2011 and 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2009	5,005,623	$2.27
Granted	3,495,000	0.72
Exercised	(243,669)	0.34
Forfeited	(1,055,262)	2.11
Expired	(300,000)	1.87
Outstanding at October 31, 2010	6,901,692	$1.59
Granted	2,295,000	0.90
Exercised	(442,042)	0.52
Forfeited	(947,621)	0.82
Expired	(3,255,121)	2.23
Outstanding at October 31, 2011	4,551,908	1.06	3.60	33,600

Vested or Expected to Vest at October 31, 2011	4,551,908	$1.06	3.60	$33,600
Exercisable at October 31, 2011	3,031,903	$1.16	3.23	$11,200

The Company recognized stock-based compensation costs for stock options of $1,129,421 and $927,999 for the fiscal years ended October 31, 2011 and 2010, respectively.   As of October 31, 2011, there remains $450,555 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 1.75 years.

On September 7, 2010, the Company granted options to purchase 295,000 shares of common stock under the 2010 Stock Option Plan to twenty employees with an exercise price of $0.73 and an expiration date of five years.   The fair market value of the options at the date of grant was $0.47 per share.

On August 23, 2010, the Company granted stock options to purchase 200,000 shares of common stock under the 2010 Stock Option Plan to each of its independent directors of the Company with an exercise price of $0.72 and an expiration date of five years. The Board also granted options on August 23, 2010 to the persons serving on the Board who were not considered independent at the time of grant being:  Brian Edgar (an option to acquire 600,000 shares); Merlin Bingham (an option to acquire 200,000 shares); and Greg Hahn (an option to acquire 200,000 shares).  The fair market value of the 1,800,000 options at the date of grant was $0.46 per share.

Also on August 23, 2010 the Company granted stock options to purchase an aggregate of 1,400,000 shares of common stock under the 2010 Stock Option Plan to the Company’s executive officers with an exercise price of $0.72 and an expiration date of five years. The fair market value of the options at the date of grant was $0.47 per share.

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

On January 18, 2008, the Compensation Committee recommended to the Board of Directors and the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years.   The fair market value of the options at the date of grant was $1.60 per share.

Also on January 18, 2008, the Board of Directors granted options to purchase 200,004 shares of common stock under the 2006 Stock Option Plan to fourteen Mexican employees with an exercise price of $2.18 and an expiration date of ten years. The fair market value of the options at the date of grant was $1.67 per share.

On April 17, 2008, the Board of Directors granted options to purchase 150,000 shares of common stock under the 2006 Stock Option Plan to a legal consultant in Mexico with an exercise price of $2.25 and an expiration date of ten years.  The fair market value of the options at the date of grant was $1.78 per share.

In October 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to an independent director at $2.85 per share under the 2006 Plan. The fair market value of the options at the date of grant was $2.15 per share

In June 2007, the Company granted stock options to purchase up to 250,000 shares of common stock to the Company’s CFO at $4.30 per share under the 2006 Plan. The fair market value of the options at the date of grant was $3.37 per share.

In, February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.

During the year ended October 31, 2006, the Company granted 2,000,000 options to officers under the 2006 Stock Option Plan with an exercise price of $2.59 and an expiration of ten years. The options had a fair value of $2.18 per share.  In addition, the Company granted 750,000 options to independent directors with an exercise price of $2.59 and an expiration of ten years. These options vested immediately and were assigned a fair value of $2.18 per share. In addition, the Company extended the contractual life of 310,000 fully vested stock options held by 19 employees.  As a result of this modification, the Company recognized additional compensation expense of $48,000 for the year ended October 31, 2006.

In 2002, the Company granted 100,000 options with an exercise price of $1.25 and an expiration of seven years. The total value was calculated at $61,000.

Summarized information about stock options outstanding and exercisable at October 31, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63 – 1.20	4,073,334	3.82	$0.80	2,553,329	$0.77
2.18-2.25	228,574	3.53	2.18	228,574	2.18

4.30	250,000	0.08	4.30	250,000	4.30
$0.63 - 4.30	4,551,908	3.60	$1.06	3,031,903	$1.16

A summary of the non-vested options as of October 31, 2011 and 2010 and changes during the fiscal years ended October 31, 2011 and 2010 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2009	266,670	$1.69
Granted	3,495,000	0.46
Vested	(1,798,333)	0.59
Forfeited	—	—
Nonvested at October 31, 2010	1,963,337	$0.51
Granted	2,295,000	0.58
Vested	(1,785,950)	0.54
Forfeited	(952,382)	0.55
Nonvested at October 31, 2011	1,520,005	$0.56

NOTE 14 - WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2011 and 2010 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31 2009	12,979,090	$1.23
Issued with private placement	3,450,000	0.58
Issued in merger with Dome	2,228,281	0.41
Exercised	(2,308,281)	0.41
Forfeited or expired	(4,033,413)	0.75
Outstanding at October 31, 2010	12,315,677	$1.21
Exercised	(1,385,353)	0.50
Forfeited or expired	(9,126,368)	1.30
Outstanding at October 31, 2011	1,803,956	$1.30	0.60	$236,073

Exercisable at October 31, 2011	1,803,956	$1.30	0.60	$236,073

During the fiscal year ended October 31, 2011, warrants to acquire 1,385,353 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $786,112 at time of exercise.

Summarized information about warrants outstanding and exercisable at October 31, 2011 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 – 0.50	1,303,956	0.76	$0.49	1,303,956	$0.49
3.40	500,000	0.18	3.40	500,000	3.40
$0.34 - 3.40	1,803,956	0.60	$1.30	1,803,956	$1.30

Pursuant to the private placement transaction that closed in August 2010, the Company issued warrants to acquire 200,000 shares of common stock.

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

Pursuant to the private placement transaction that closed in December 2009, the Company issued warrants to acquire 3,250,000 of common stock. The warrants were only to be exercisable if the merger agreement between Dome and Silver Bull was terminated and then only for a term extending until one year following the date of issuance, with an exercise price of $0.57 per share of common stock.  As a result of the closing of the Merger on April 16, 2010, the warrants issued in this private placement were terminated in accordance with their terms.

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

Also in 2009, the Company granted warrants to purchase 90,000 shares of Common Stock with an exercise price of $0.34 and an expiration term of 4 years to a financial consultant in consideration for entering into a consulting fee deferral agreement. The fair value of these warrants was determined to be $39,021 based upon the Black-Scholes pricing model using risk free interest rate of 1.96%, expected volatility of 102%, dividend yield of 0%, and a contractual term of 4 years.

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

NOTE 15 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return on a fiscal year-end basis and files Mexican income tax returns for its three Mexican subsidiaries on a calendar year-end basis.  The Company and two of its wholly-owned subsidiaries, Minera and Minas, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera on the services it provides

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome as discussed in Note 1, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation with offices in Canada, files tax returns in the United States and Canada and Dome Ventures SARL Gabon and African Resources SARL Gabon file tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The components of the provision for income taxes are as follows:

	For the year ended October 31,
Foreign	2011	2010
Current tax expense (benefit)	$27,000	$(2,200)
Deferred tax expense (benefit)	—	—
	$27,000	$(2,200)

The Company’s provision for income taxes for the fiscal year ended October 31, 2011 consisted of a tax expense of $27,000 related to a provision to income taxes expense for Contratistas for the year ended October 31, 2011.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2011	2010

Income tax benefit calculated at U.S. Federal Income tax rate	$(4,274,000)	$(3,292,000)

Differences arising from:
Permanent differences	(58,000)	259,000
State income taxes	—	(157,000)
Benefit from lower foreign income tax rate	489,000	240,000
Decrease (increase) in state tax rates	1,053,000	(360,000)
Adjustment to prior year taxes	(11,000)	68,000
Inflation adjustment foreign net operating loss	(226,000)	(138,000)
Foreign currency fluctuations	310,000	(240,000)
Increase in valuation allowance	2,702,000	3,618,000
Other	42,000	—
Net income tax provision	$27,000	$(2,000)

The components of the deferred tax assets at October 31, 2011 and 2010 were as follows:

	October 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards – U.S.	$10,889,000	$10,710,000
Net operating loss carryforwards – Mexico	6,519,000	4,645,000
Stock-based compensation – U.S.	3,271,000	3,352,000
Exploration costs	1,015,000	299,000
Other – U.S.	84,000	68,000
Other – Mexico	366,000	385,000
	22,144,000	19,459,000

Deferred tax liability
Mining Concessions	(1,539,000)	(1,539,000)
Total net deferred tax assets	20,605,000	17,920,000
Less: valuation allowance	(20,605,000)	(17,920,000)
Net deferred tax asset	$—	$—

At October 31, 2011, the Company has U.S. net operating loss carry-forwards of approximately $31 million which expire in the years 2011 through 2031.  The Company has approximately $23 million of net operating loss carry-forwards in Mexico which expire in the years 2014 through 2021.

The valuation allowance for deferred tax assets of $20.6 and $17.9 million at October 31, 2011 and 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

Mexico Tax Legislation

Mexican companies are subject to a dual tax system comprised of ISR (Income Tax) and IETU (Flat Tax). The Mexican subsidiaries are subject to pay the greater of the ISR and IETU and therefore the Company determines its deferred income taxes based on the tax regime it expects to be subject to in the future. In 2010 and 2011 the ISR rate was 30%.  As a result of the 2010 Tax Reform, the ISR rate will be 30% in 2012, 29% in 2013 and 28% for 2014 and thereafter the IETU is 17.5% in 2010 and thereafter.

Net Operating Loss Carry-forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the realization of the deferred tax asset is uncertain.  As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations and comprehensive (loss) income.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2011 and 2010, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2011 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2007 and all following years
Mexico:	2005 and all following years
Canada:	2006 and all following years
Gabon, Africa:	2008 and all following years

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

NOTE 16 – FINANCIAL INSTRUMENTS

Fair Value Measurements

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when they are incurred, unless they are directly attributable to the acquisition of qualifying assets, in which case they are added to the costs of those assets until such time as the assets are substantially ready for their intended use or sale.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2011 and October 31, 2010, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities and expenses and accrued severance costs approximate fair value at October  31, 2010 and 2011 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of October 31, 2011 and 2010, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $4,008,674 and $9,522,180 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash and restricted cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2011 and 2010, the US dollar equivalent balance for these accounts was $116,451 and $798,418, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2011, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $37,000.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos (“MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of October 31, 2011, the Company maintains minimum cash balances in $CFA and MXN. As of October 31, 2011, the Company maintained the majority of its cash balance in $CDN. Subsequent to the registered direct offerings described in Note 20 the Company maintains the majority of cash balances in US dollars. The Company currently does not engage in any currency hedging activities.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company’s exploration activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company’s activities.

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

On April 16, 2010 the Company and Brian Edgar, the Executive Chairman of the Board of Directors, agreed to the materials terms of his compensation. In September 2010, the Company entered into an employment agreement with Mr. Edgar memorializing the terms of his employment.  The employment agreement has a term through April 15, 2012. Mr. Edgar will receive $7,500 per month in his capacity as Executive Chairman. The employment agreement provides that Mr. Edgar is entitled to a severance payment if the agreement is terminated under certain circumstances including if Mr. Edgar is terminated without cause. On September 2, 2011, the Company entered into a new employment agreement with Mr. Edgar, as the Executive Chairman of the Board of Directors that revised the change in control provision and changed his monthly fee to $CDN 7,500. In the event of a change in control upon Mr. Edgar providing written notice of termination, the Company shall pay his base salary for up to 12 months plus the previous year bonus.

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

On August 4, 2011, the Company entered into an independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration. Pursuant to the agreement Mr. Cunliffe will receive $700 per day for each day worked and a potential annual bonus of $20,000 if certain performance targets are met. The agreement continues on a month-to-month basis and can be terminated by either party with 30 days advance notice. In the event of a change in control upon Mr. Cunliffe providing written notice of termination, the Company shall pay his daily consulting rate for up to 240 days if Mr. Cunliffe is employed more than 36 months.

Property Concessions Mexico

To properly maintain property concessions in Mexico, the Company is required to pay a semi-annual fee to the Mexican government and complete annual assessment work.

In addition twelve of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the concessions at established prices.  Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts.  The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
February 2012	MXN $200,000
August 2012	MXN $250,000
February 2013	MXN $470,000
August 2013	MXN $1,000,000

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Anticipated Second Quarter 2012(2)	$480,000
Beginning 24 months after the initial payment date and ending 48 months after the initial payment date	$20,000 per month

(1)          48 months after the initial payment date, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

(2)          Initial payment is expected to be paid in the second quarter of the 2012 fiscal year.

Fortaleza and Ampl. A Fortaleza (2 concessions)

Payment Date	Payment Amount(1)
February 2012	$75,000
August 2012	$75,000
February 2013	$75,000
August 2013	$75,000
February 2014	$125,000
August 2014	$150,000
February 2015	$175,000
August 2015	$200,000
February 2016	$300,000

(1)          In August 2016, Silver Bull has the option of acquiring Fortaleza and Ampl. A Fortaleza (100% interest) for $2.675 million.

Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount	Option Purchase Price(1)
April 2012	$200,000	$4 million
October 2012	$300,000	$4 million
April 2013	$300,000	$5 million
October 2013	$300,000	$5 million
April 2014	$300,000	$6 million
October 2014	$300,000	$6 million
April 2015(2)	$300,000	$7 million

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the purchase price at that point in time for the acquisition of 100% of the concessions. Upon payment of the option purchase price, no subsequent payments are required.

(2)          After April 2015, Silver Bull must pay $300,000 every 6 months in order to maintain the option-purchase agreement. During this period, Silver Bull has the option of acquiring Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (100% interest) for $7 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2012	$200,000
April 2013	$300,000
April 2014	$300,000

La Perla, La India, and La India Dos (3 concessions)

Payment Date	Payment Amount	Option Purchase Price(1)
April 2012	$300,000	$3 million
April 2013	$400,000	$4 million
April 2014	$500,000	$5 million
___________________

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the purchase price at that point in time for the acquisition of 100% of the concessions. Upon payment of the option purchase price, no subsequent payments are required.

Property Concessions Gabon

The Company holds title to several property concessions in Gabon, Africa that require the Company to spend minimal amounts each term to renew the licenses. Each license is renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 CFA francs in the third term.  Dome may apply for a mining license at any time during these periods. The initial term of these exploration licenses expired on September 18, 2011. The Company applied for renewal in June of 2011 as it had met the necessary expenditure requirements and expects to receive the renewal approval in 2012. As of October 31, 2011, one US Dollar approximates 473 CFA francs.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Fiscal Year Ended		Period from November 8, 1993 (Inception) To
	October 31,		October 31,
Net (loss) for the period	2011	2010
Mexico	$(8,878,000)	$(5,434,000)	$(37,545,000)
Canada	(1,244,000)	(42,000)	(1,286,000)
Gabon	(325,000)	31,000	(294,000)
United States	(1,790,000)	(3,960,000)	(34,309,000)
	$(12,237,000)	$(9,405,000)	$(73,434,000)

	For the Fiscal Year Ended		Period from November 8, 1993 (Inception) To
	October 31,		October 31,
Exploration and property holding costs for the period	2011	2010	2011
Mexico	$(8,071,000)	$(5,844,000)	$(37,027,000)
Gabon	(302,000)	—	(302,000)
	$(8,373,000)	$(5,844,000)	$(37,329,000)

The following table details foreign assets included in the accompanying balance sheet at October 31, 2011:

	Mexico	Canada	Gabon	Total
Cash and cash equivalents	$18,098	$4,200,426	$21,375	$4,239,899
Restricted cash	-	-	77,068	77,068
Other receivables	9,135	71,654	-	80,789
Prepaid expenses and income taxes	149,763	100,456	-	250,219
Mining concessions	4,846,687	-	4,500,148	9,346,835
Office & mining equipment, net	764,411	6,707	14,368	785,486
Value-added tax receivable, net	1,278,082	-	548,582	1,826,664
Goodwill	18,495,031	-	-	18,495,031
Other assets	-	94,549	17,621	112,170
	$25,561,207	$4,473,792	$5,179,162	$35,214,161

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

NOTE 19 – RECLASSIFICATION

Certain reclassifications have been made to the prior period and inception to date consolidated financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 20 – SUBSEQUENT EVENTS

On December 12, 2011, the Company closed a registered direct offering for the sale or 20,755,000 shares of common stock at a price of $0.50 per share for gross proceeds of $10,377,500. The Company paid a 6% finder’s fee totaling $94,500 to a Canadian finder with respect to certain non-U.S. purchasers who were introduced by them.

On December 13, 2011, the Company closed a registered direct offering for the sale or 295,000 shares of common stock at a price of $0.50 per share for gross proceeds of $147,500.

On January 9, 2012, the Company entered into an agreement with an international contract driller for a minimum of 20,000 meters of drilling at the Sierra Mojada Property. The total drilling commitment is approximately $1.7 million.