Form 10-Q
period 2012-01-31
SILVER BULL RESOURCES, INC.
filed 2012-03-08
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 8, 2012, there were 136,160,157 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2012 and October 31, 2011	2

Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2012 and January 31, 2011, and for the period from inception (November 8, 1993) to January 31, 2012	3

Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and January 31, 2011, and for the period from inception (November 8, 1993) to January 31, 2012	4-5

Notes to Consolidated Financial Statements	6-19

[The balance of this page has been intentionally left blank.]

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	January 31, 2012	October 31, 2011
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,336,283	$4,239,899
Restricted cash (Note 5)	111,858	77,068
Other receivables	118,780	80,789
Prepaid expenses	293,739	239,286
Prepaid income taxes	9,264	10,933
Total Current Assets	11,869,924	4,647,975

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 6)	4,798,403	4,846,687
Gabon, Africa (Notes 6 and 8)	4,179,061	4,500,148
	8,977,464	9,346,835

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $998,971 and $973,457, respectively (Note 7)	746,301	785,486

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $1,473,676 and $1,380,818, respectively (Note 9)	1,997,126	1,826,664
Goodwill (Note 10)	18,495,031	18,495,031
Other assets	16,412	112,170
	20,508,569	20,433,865

TOTAL ASSETS	$42,102,258	$35,214,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,155,882	$798,679
Accrued liabilities and expenses	552,127	874,605
Income tax payable	9,904	7,842
Payable to joint venture partner (Note 8)	575,241	541,913
Total Current Liabilities	2,293,154	2,223,039

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 136,160,157 and 115,110,157 shares issued and outstanding, respectively	1,361,601	1,151,101
Additional paid-in capital	115,561,609	105,201,435
Deficit accumulated during exploration stage	(77,153,353)	(73,559,865)
Other comprehensive income	39,247	198,451
Total Stockholders’ Equity	39,809,104	32,991,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,102,258	$35,214,161

** Derived from the audited financial statements for the year ended October 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2012	2011	2012
REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,447,809	1,041,166	38,354,999
Depreciation and asset write-off (Note 6)	104,328	59,002	1,526,329
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,552,137	1,100,168	39,881,328

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	274,913	270,739	16,061,376
Office and administrative (Note 11)	188,857	197,235	4,195,568
Professional services	175,531	207,510	8,126,341
Directors’ fees	159,275	131,288	4,597,376
Provision for uncollectible value-added taxes	83,821	—	1,493,406
Depreciation	315	3,430	261,095
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	882,712	810,202	34,735,162

LOSS FROM OPERATIONS	(3,434,849)	(1,910,370)	(74,616,490)

OTHER (EXPENSES) INCOME
Interest and investment income	3,379	23,440	938,277
Foreign currency transaction (loss) gain	(187,960)	284,568	(3,025,192)
Miscellaneous income (expense)	30,904	(4,801)	(189,814)
TOTAL OTHER (EXPENSES) INCOME	(153,677)	303,207	(2,276,729)

LOSS BEFORE INCOME TAXES	(3,588,526)	(1,607,163)	(76,893,219)

INCOME TAX EXPENSE	4,962	3,888	134,044

NET LOSS	$(3,593,488)	$(1,611,051)	$(77,027,263)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(159,204)	(188,104)	39,247

COMPREHENSIVE LOSS	$(3,752,692)	$(1,799,155)	$(76,988,016)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	126,547,167	105,982,031

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,593,488)	$(1,611,051)	$(77,027,263)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	106,585	68,703	1,757,723
Provision for uncollectible value-added taxes	83,821	—	1,486,431
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	197,571	(275,423)	3,025,847
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	352,900	191,931	9,497,529
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	(273,244)	(152,148)	(3,614,341)
Restricted cash	(42,345)	—	(118,184)
Other receivables	(38,005)	5,582	(107,071)
Prepaid income taxes and expenses	(52,871)	(38,895)	(286,831)
Deposits	—	2,965	(12,601)
Increase (decrease) in, net of merger transaction:
Accounts payable	341,988	(323,237)	906,581
Income tax payable	1,937	—	13,189
Accrued liabilities and expenses	(315,209)	(58,818)	606,914
Accrued severance costs	—	(184,000)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(3,230,360)	(2,374,391)	(55,650,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	—	(6,317)	(3,017,682)
Proceeds from sale of equipment	—	65,472	451,565
Proceeds from mining concession option payment (Note 8)	—	—	200,000
Acquisition of property concessions	(20,000)	(50,601)	(5,823,476)
Net cash (used by) provided by investing activities	(20,000)	8,554	(5,571,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	10,217,774	—	64,908,705
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	131,156	188,913
Proceeds from exercise of warrants	—	10,000	6,350,286
Deferred offering costs	94,549	—	—
Payable to joint venture partner	74,501	(36,108)	554,095
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	10,386,824	105,048	72,966,106

Effect of exchange rates on cash and cash equivalents	(40,080)	(15,657)	(407,850)

Net increase (decrease) in cash and cash equivalents	7,096,384	(2,276,446)	11,336,283
Cash and cash equivalents beginning of period	4,239,899	10,570,598	—

Cash and cash equivalents end of period	$11,336,283	$8,294,152	$11,336,283

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2012	2011	2012
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,962	$—	$145,526
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,947

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements except as disclosed in Note 6.

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements (except as disclosed in Note 3). In the opinion of management, these unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Form 10-K for the year ended October 31, 2011 filed on January 11, 2012 except as follows.

Foreign Currency

During the year ended October 31, 2011 assets and liabilities of the Company’s foreign operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries were considered to be short-term in nature except for $13.4 million of intercompany loans which the Company agreed to convert to future capital increases. All foreign currency transaction gains and losses on intercompany loans which were not considered to be short-term in nature were included in the consolidated statement of operations.

During the period-ended January 31, 2012 the Company’s Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, the Company determined that the functional currency of the Company’s Mexican subsidiaries changed from the Mexican Peso (“$MXN”) to the U.S. dollar. During the three month period ended January 31, 2012 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Three Months Ended January 31, 2012

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which included additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other.” This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on the Company`s financial position, results of operations or cash flows.

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

NOTE 4 – LOSS PER SHARE

The Company has stock options and warrants in the aggregate of 6,775,863 shares and 15,776,715 shares outstanding at January 31, 2012 and 2011. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At January 31, 2012 and October 31, 2011, the Company has $111,858 and $77,068 respectively of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use exclusively on exploration costs related to the joint venture agreements with AngloGold (Note 8).

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at January 31, 2012 and October 31, 2011, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa

Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	797,960	—
Joint venture agreement payment received (Note 8)	—	(100,000)
Foreign currency translation adjustment	(269,565)	203,233
Property Concessions – October 31, 2011	$4,846,687	$4,500,148
Acquisitions	20,000	—
Impairment	(68,284)	—
Foreign currency translation adjustments	—	(321,087)
Property Concessions – January 31, 2012	$4,798,403	$4,179,061

During the three months ended January 31, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result the Company did not make a concession option payment for these concessions in February 2012 and has written off the capitalized property concession balance related to these concessions of $68,284.

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's property and equipment at January 31, 2012 and October 31, 2011, respectively:

	January 31,	October 31,
	2012	2011

Mining equipment	$1,050,845	$1,051,312
Vehicles	217,852	229,912
Buildings and structures	186,041	186,041
Computer equipment and software	201,856	203,000
Well equipment	39,637	39,637
Office equipment	49,041	49,041
	1,745,272	1,758,943
Less: Accumulated depreciation	(998,971)	(973,457)
	$746,301	$785,486

NOTE 8 – JOINT VENTURE AGREEMENTS

In October 2009, Dome and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and the Ndjole and Mevang Joint Venture Agreement.

Ogooue Joint Venture Agreement

AngloGold acquired a reconnaissance license over an area comprising 8,295 square kilometers in Gabon, Africa. This license was acquired by AngloGold for its gold potential. The joint venture is an 80/20 joint venture in favor of AngloGold.  AngloGold made a firm commitment to spend $100,000 and solely fund the first $3 million of exploration expenditures, after which the parties will contribute on an 80/20 basis.  Joint venture dilution provisions apply whereby if Dome is diluted in the future to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interest will be converted to a 2% Net Smelter Return which can be purchased at an appraised value 14 months after commencement of commercial production.  Should AngloGold elect not to spend the aforesaid $3 million, the lease shall be assigned to Dome.

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold can earn an additional 40% interest by paying Dome $100,000 per year from 2010 through 2012 and by incurring exploration expenditures in the amount of $3.7 million from 2010 through 2012 at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of January 31, 2012, AngloGold has incurred exploration expenditures of $5,515,000 and paid Dome two payments of $100,000 each.

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

Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of January 31, 2012, the payable to AngloGold was $575,241.

NOTE 9 – VALUE-ADDED TAX RECEIVABLE

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

As the result of these difficulties, the Company applied for authorization before the tax authorities to transfer the tax office jurisdiction to Mexico City beginning in the 2012 fiscal year. During December 2011 the Company received this authorization and the Company filed IVA tax returns in Mexico City for calendar years 2008, 2009 and 2010 in January 2012.

At January 31, 2012, management evaluated the IVA tax receivable and increased the allowance for uncollectible taxes to $MXN 19.1 million or $1,473,676. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended January 31, 2012, additional IVA allowance for uncollectible taxes of $MXN 1.1 million Pesos or $83,821 has been recorded.

A summary of the changes in the allowance for uncollectible taxes for the three months ended January 31, 2012 is as follows:

Allowance for uncollectible taxes – October 31, 2011	$1,380,818
Provision for Uncollectible IVA Taxes	83,821
Foreign currency translation adjustment	9,037
Allowance for uncollectible taxes – January 31, 2012	$1,473,676

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at January 31, 2012 the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at January 31, 2012 and October 31, 2011, respectively:

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	(1,243,831)
Goodwill – October 31, 2011	$18,495,031
Goodwill – January 31, 2012	$18,495,031

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company pays approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia.   During the three months ended January 31, 2012 and January 31, 2011, the Company paid $30,000 and $31,340, respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of January 31, 2012, there are 136,160,157 shares outstanding with Rights attached.

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

NOTE 13 - COMMON STOCK

On December 12, 2011, the Company closed a registered direct offering for the sale or 20,755,000 shares of common stock at a price of $0.50 per share for gross proceeds of $10,377,500. The Company paid a 6% finder’s fee totaling $94,500 to a Canadian finder with respect to certain non-U.S. purchasers who were introduced by them. The Company incurred other offering costs of $209,744 related to this offering.

On December 13, 2011, the Company closed a registered direct offering for the sale or 295,000 shares of common stock at a price of $0.50 per share for gross proceeds of $147,500. The Company incurred offering costs of $2,982 related to this offering.

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

NOTE 14 - STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the three months ended January 31, 2012 and 2011 are as follows:
Three months Ended January 31,
Options	2012	2011

Expected volatility	81% - 104%	103% - 116%
Risk-free interest rate	0.29% - 0.46%	0.88% - 1.34%
Dividend yield	—	—
Expected term (in years)	2.50 - 3.50	2.50 - 3.50

During the three months ended January 31, 2012, the Company granted options to acquire 1,630,000 shares of common stock with a weighted-average grant-date fair value of $0.30. No options were exercised during the three months ended January 31, 2012.

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

The following is a summary of stock option activity for the three months ended January 31, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	4,551,908	$1.06
Granted	1,630,000	0.54
Forfeited or cancelled	(710,001)	2.18
Expired	—	—
Outstanding at January 31, 2012	5,471,907	$0.76	4.28	$—

Vested or Expected to Vest at January 31, 2012	5,471,907	$0.76	4.28	$—
Exercisable at January 31, 2012	2,991,897	$0.78	4.12	$—

The Company recognized stock-based compensation costs for stock options of $352,900 and $191,931 for the three months ended January 31, 2012 and 2011, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2012 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.54	1,630,000	4.96	$0.54	643,328	$0.54
0.63 - 1.20	3,713,333	3.93	0.80	2,219,995	0.77
2.18	128,574	5.97	2.18	128,574	2.18
$0.54 - 2.18	5,471,907	4.28	$0.76	2,991,897	$0.78

A summary of the non-vested shares as of January 31, 2012 and changes during the three months ended January 31, 2012 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2011	1,520,005	$0.56
Granted	1,630,000	0.30
Vested	(643,328)	0.30
Forfeited	(26,667)	0.42
Nonvested at January 31, 2012	2,480,010	$0.47

As of January 31, 2012, there was $593,306 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.61 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the three months ended January 31, 2012 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	1,803,956	$1.30
Forfeited or expired	(500,000)	3.40
Outstanding at January 31, 2012	1,303,956	$0.49	0.51	$10,800
Exercisable at January 31, 2012	1,303,956	$0.49	0.51	$10,800

No warrants were exercised during the three months ended January 31, 2012.

During the three months ended January 31, 2011, warrants to acquire 20,000 shares of common stock were exercised at an average exercise price of $0.50 per share.  The warrants had an intrinsic value of $11,600 at time of exercise.

Summarized information about warrants outstanding and exercisable at January 31, 2012 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 – 0.50	1,303,956	0.51	$0.49	1,303,956	$0.49

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2012 and October 31, 2011, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities and expenses approximate fair value at January 31, 2012 and October 31, 2011 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of January 31, 2012 and October 31, 2011, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $10,570,576 and $4,008,674 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2012 and October 31, 2011, the US dollar equivalent balance for these accounts was $443,367 and $116,451, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the three months ended January 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,379.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of January 31, 2012, the Company maintains minimum cash balances in $CFA and $MXN. As of January 31, 2012, the Company maintained the majority of its cash balance in $US dollar. The Company currently does not engage in any currency hedging activities.

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

Employment Agreements

Effective September 2, 2011, the Company entered into an amended and restated employment agreement with Mr. Edgar that revised the change in control provision. The amended and restated employment agreement provides that Mr. Edgar is entitled to written notice of termination for 12 months if Mr. Edgar is terminated without cause.  Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Edgar is entitled to receive a severance payment equal to 12 months of his base salary ($CDN 7,500 per month) plus the previous year bonus, if Mr. Edgar terminates his employment within three months of such change in control.

On September 2, 2011 (although effective June 1, 2011), the Company entered into an amended and restated employment agreement with Mr. Barry, that provides for base compensation of $CDN 18,000 per month (or $CDN 216,000 annually) and a potential bonus of $CDN 30,000 if certain performance targets are met.  The amended and restated employment agreement provides that Mr. Barry is entitled to written notice of termination for up to 12 months if Mr. Barry meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Barry is entitled to receive a severance payment of up to 18 months of his base salary plus the previous year bonus, if Mr. Barry terminates his employment within three months of such change in control.

On April 6, 2011 (although effective February 7, 2011), the Company entered into an amended and restated employment agreement with Sean Fallis, as Chief Financial Officer starting April 15, 2011 that provides for an annual base salary of $CDN 150,000.  The amended and restated employment agreement provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a severance payment of up to 12 months of his base salary, if Mr. Fallis terminates his employment within three months of such change in control.

On August 4, 2011, the Company entered into an amended and restated independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration. Pursuant to the agreement Mr. Cunliffe will receive a base consulting rate of $700 per day for each day worked and a potential annual bonus of $20,000 if certain performance targets are met. The amended and restated independent contractor agreement continues on a month-to-month basis and can be terminated by either party with 30 days advance notice.  Further upon a change of control (which is defined in the amended and restated independent contractor agreement), Mr. Cunliffe is entitled to receive a severance payment of up to 240 days of his base consulting rate, if Mr. Cunliffe terminates his contract within three months of such change in control.

Property Concessions Mexico

To properly maintain property concessions in Mexico, the Company is required to pay a semi-annual fee to the Mexican government and complete annual assessment work.

In addition ten of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the concessions at established prices.  Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts.  The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
February 2012	$MXN $200,000
August 2012	$MXN $250,000
February 2013	$MXN $470,000
August 2013	$MXN $1,000,000
Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Anticipated Second Quarter 2012(2)	$460,000
Beginning 24 months after the initial payment date and ending 48 months after the initial payment date	$20,000 per month

(1)          48 months after the initial payment date, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

(2)          Initial payment less advances is expected to be paid in the second quarter of the 2012 fiscal year.

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

Property Concessions Gabon

The Company holds title to several property concessions in Gabon, Africa that require the Company to spend minimal amounts each term to renew the licenses. Each license is renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 $CFA francs in order to renew each exploration license for a second term of three years and 400,000,000 $CFA francs in order to renew the license for a third term of three years. The Company must spend 800,000,000 $CFA francs in the third term.  Dome may apply for a mining license at any time during these periods. The initial term of these exploration licenses expired on September 18, 2011. The Company applied for renewal in June of 2011 as it had met the necessary expenditure requirements and expects to receive the renewal approval in 2012. As of January 31, 2012, one U.S. dollar approximates $CFA 507.

Drilling Agreement

The Company entered into drilling agreements with two companies for a minimum of 25,000 meters of drilling at the Sierra Mojada Property. The remaining drilling commitment under these agreements was equal to $1,793,000 at January 31, 2012.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended January 31,		Period from November 8, 1993 (Inception) To January 31,
	2012	2011	2012
Net (loss) for the period
Mexico	$(2,517,000)	$(407,000)	$(40,062,000)
Canada	(853,000)	(2,000)	(2,138,000)
Gabon	(224,000)	(33,000)	(518,000)
United States	—	(1,169,000)	(34,309,000)
	$(3,594,000)	$(1,611,000)	$(77,027,000)

	For the Three Months Ended January 31,		Period from November 8, 1993 (Inception) To January 31,
	2012	2011	2012
Exploration and property holding costs for the period
Mexico	$(2,495,000)	$(1,085,000)	$(39,522,000)
Gabon	(57,000)	(15,000)	(359,000)
	$(2,552,000)	$(1,100,000)	$(39,881,000)

The following table details foreign assets included in the accompanying balance sheet at January 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$300,000	$10,705,000	$262,000	$69,000	$11,336,000
Restricted cash	-	-	-	112,000	112,000
Other receivables	-	109,000	9,000	-	118,000
Prepaid expenses and income taxes	-	155,000	148,000	-	303,000
Mining concessions	-	-	4,798,000	4,179,000	8,977,000
Office and mining equipment, net	-	6,000	728,000	12,000	746,000
Value-added tax receivable, net	-	-	1,527,000	470,000	1,997,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	-	16,000	-	16,000
	$300,000	$10,975,000	$25,983,000	$4,842,000	$42,100,000

The following table details foreign assets included in the accompanying balance sheet at October 31, 2011:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$40,000	$4,160,000	$18,000	$21,000	$4,239,000
Restricted cash	-	-	-	77,000	77,000
Other receivables	-	72,000	9,000	-	81,000
Prepaid expenses and income taxes	-	100,000	150,000	-	250,000
Mining concessions	-	-	4,847,000	4,500,000	9,347,000
Office and mining equipment, net	-	7,000	764,000	14,000	785,000
Value-added tax receivable, net	-	-	1,278,000	549,000	1,827,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	95,000	-	18,000	113,000
	$40,000	$4,434,000	$25,561,000	$5,179,000	$35,214,000

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull ,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Throughout this document we make statements that are classified as “forward-looking.”

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including:

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

Cautionary Note Regarding Exploration Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation (the “Sierra Mojada Property”).  We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”), and through Minera’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

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

Our principal offices are located at 885 West Georgia Street, Suite 2200, Vancouver, BC, Canada V6C 3E8, and our telephone number is 604-687-5800.

Current Developments

Sierra Mojada Property

In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property. The majority of budgeted expenditures relate to drilling and metallurgy on the silver and zinc mineralization and concession option purchase agreement payments.

Drilling

The calendar year 2012 exploration program includes a planned 41,200 meter drilling program targeting the “Centenario Zone,” a new zone discovered toward the end of 2011 that lies immediately adjacent to the main body of the “Shallow Silver Zone” and the western extension of the Shallow Silver Zone. Additionally, this program includes a planned 5,000 meter underground drilling program targeting along the 2.2 kilometer Parrena adit which lies immediately south of the Shallow Silver Zone. The Parrena adit has not been previously drilled. Currently, two drill rigs are onsite focused on drilling the extensions to the “Centenario Zone” and data from drilling completed to the end of February will be included in the updated resource report discussed below. An underground drill rig is also currently onsite drilling in the Parrena adit. Approximately 4,600 meters of drilling was completed during the month of January.

Resource Update

The third in a series of resource updates in accordance with the Canadian Securities Administrators’ National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) is anticipated to be completed by SRK Consulting (Canada) Inc. (“SRK”) in the second quarter of calendar 2012. All available data up to February 29, 2012 will be provided to SRK for inclusion in the report.

Mineralized Material Estimate

On November 25, 2011, SRK delivered a NI 43-101 technical report on the silver mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project.  The resource was estimated from 1,107 diamond drill holes, 34 reverse circulation drill holes, 10,611 channel samples and 3,056 long holes. In total, these contain 157,758 assay records, of which 148,950 records contain silver and zinc assays values.

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

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under SEC’s Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Metallurgical Studies

We have recently contracted our Vice President of Metallurgy George Rawsthorne to lead our metallurgical program in 2012. This program to test the recovery of silver and zinc will be vigorously pursued. The goal of this program will be to test the silver for heap and agitation cyanide leach methods. We will also look to see how any low grade zinc (<1%) which reports with the silver mineralization can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone. Our Vice President of Metallurgy will coordinate the effort in close liaison with our other management and the selected laboratories.

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

Mapping

Mapping of the main gold prospects was completed in the Ndjole and Mevang licenses at 1:20,000 scale. Detailed mapping at 1:5000 scale occurred over areas with drilling to better define lithological contacts and local structure.

A large soil sampling and mapping campaign lead by AngloGold targeting the extensions to the known geology is currently underway on the property and will continue into 2012

Management Changes

During 2012, we made the following changes to our board of directors:

-
On February 22, 2012, Joshua Crumb was appointed to the Board of Directors as an independent director. Mr. Crumb is an engineer and mineral economist with a wide range of executive experience in the mining industry. Mr. Crumb is a co-founder of LEC Minerals Inc, a private investment corporation that also provides advisory services for mining/exploration companies. Mr. Crumb was formerly the Senior Metals Strategist at Goldman Sachs, working in the commodity research division in London, has held various positions within the Lundin group of companies. Mr. Crumb holds a Bachelor of Science degree in Engineering and Master of Science in Mineral Economics from the Colorado School of Mines.

-
On February 22, 2012, John McClintock was appointed to the Board of Directors. Mr. McClintock has a significant amount of experience in all facets of the mineral exploration business, which has come from managing large exploration organizations.  He currently serves as the President of McClintock Geological Management, which provides ongoing management services to Northisle Copper and Gold Inc. and Savant Explorations Ltd.  Mr. McClintock holds an MBA from Simon Fraser University and an undergraduate degree in geology, with honors, from the University of British Columbia.  He is a member of the Professional Engineers of British Columbia, the Prospectors and Developers Association of British Columbia, and the Association of Mineral Exploration of British Columbia.

-
Two of our current directors, Dr. Nicole Adshead-Bell and Duncan Hsia, have elected not to stand for reelection at the 2012 annual meeting of shareholders. Each of them will continue to serve on the board until the meeting, at which time the size of the board will be reduced from eight members to six members.

Results of Operation

Three Months Ended January 31, 2012 and January 31, 2011

For the three months ended January 31, 2012, we experienced a consolidated net loss of $3,593,000 or approximately $0.03 per share, compared to a consolidated net loss of $1,611,000 or approximately $0.02 per share during comparable period last year. The $1,982,000 increase in the consolidated net loss was primarily due to a $1,452,000 increase in exploration and property holding costs, and a foreign currency transaction loss of $188,000 in the three months ended January 31, 2012 compared to a foreign currency transaction gain of $285,000 in the comparable period last year

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,452,000 or 132% to $2,552,000 for the three months ended January 31, 2012 compared to $1,100,000 for the comparable period last year. The increase was primarily due to the fact we were drilling for the majority of the three months ended January 31, 2012 whereas minimal drilling was completed in the comparable period last year.

General and Administrative Costs

General and administrative expenses increased $73,000 or 9% to $883,000 for the three months ended January 31, 2012 as compared to $810,000 for the comparable period last year. The increase was mainly for the result of provision for uncollectible value-added taxes in Mexico of $84,000 for the three months ended January 31, 2012.

Stock based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative expenses increased to $255,000 for the three months ended January 31, 2012 from $192,000 for the comparable period last year.

Personal costs of $275,000 and office and administrative costs of $189,000 for the three months ended January 31, 2012 were similar to $271,000 and $197,000 for the comparable period last year.

Professional fees decreased $32,000 or 15% to $176,000 for the three months ended January 31, 2012 as compared to $208,000 for the same period last year. The decrease relates to the work performed in the comparable period last year related to the joint prospectus and proxy statement prepared as a result of the merger of Dome Venture Corporation and Silver Bull.

Directors’ fees increased $28,000 or 21% to $159,000 for the three months ended January 31, 2012 as compared to $131,000 for the comparable period last year. The increase was primarily due to higher stock based compensation for stock options granted to independent directors which increased $29,000 to $115,000 in 2012.

We recorded a provision of $84,000 for the three months ended January 31, 2012 for uncollectible value-added taxes compared to a provision of $nil in the comparable period last year.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

We recorded other expense of $154,000 for the three months ended January 31, 2012 as compared to other income of $303,000 for the compared period last year. The significant factor was a foreign currency transaction loss of $188,000 in the three months ended January 31, 2012 as compared to a $285,000 foreign currency transaction gain for the comparable period last year.

The foreign currency transaction loss in the three months ended January 31, 2012 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the three months ended January 31, 2012, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2012, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property, property concession option purchase agreement payments and general and administrative expenses.  Additionally, during the three months ended January 31, 2012 we received net proceeds after offering costs of $10,218,000 as we closed registered direct offerings for the sale of 21,050,000 shares of common stock at a price of $0.50 per share during December 2011. As a result of the registered direct offerings offset by the exploration activities and general and administrative expenses, cash and cash on hand increased from $4,240,000 at October 31, 2011 to $11,336,000 at January 31, 2012.

Cash flows used in operations for the three months ended January 31, 2012 year was $3,230,000 as compared to $2,374,000 for the comparable period in 2011.  This increase was mainly due to the significantly higher exploration costs at the Sierra Mojada Property in the three months ended January 31, 2012 compared to the similar period last year which was partial offset by the significant decrease in the accrued payable and accrued severance costs in the comparable period last year.

During the three months ended January 31, 2012, we spent $20,000 on the acquisition of property concessions as compared to $51,000 in the similar period last year. Also, we received $65,000 on the sale of equipment in the three months ended January 31, 2011.

Cash flows provided by financing activities for the three months ended January 31, 2012 year was $10,387,000 as compared to $105,000 for the comparable period last year. The significant increase is due to the registered direct offerings which closed in December 2012.

Capital Resources

As of January 31, 2012, we had cash and cash on hand of $11,336,000 and working capital of $9,577,000 as compared to cash and cash on hand of $4,240,000 and working capital of $2,425,000 as of October 31, 2011. The increase in our liquidity and working capital were primarily the result of the registered direct offerings in December 2011 which was partially offset by cash used by operating and investing activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property and a $1.9 million budget for general and administrative expenses. As of February 29, 2012, we had approximately $9.9 million in cash on hand, and therefore we anticipate that we will need to raise additional capital to fully fund the calendar 2012 exploration program at the Sierra Mojada Property and for general and administrative expenses. During calendar year 2012 we will continue to evaluate our ability to raise additional capital and we will reduce expenditures on the Sierra Mojada property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding, or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Form 10-K for the year ended October 31, 2011 filed on January 11, 2012 except as follows.

Foreign Currency

During the year ended October 31, 2011 assets and liabilities of our foreign operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the our Mexican and Gabonese subsidiaries were considered to be short-term in nature except for $13.4 million of intercompany loans which we agreed to convert to future capital increases. All foreign currency transaction gains and losses on intercompany loans which were not considered to be short-term in nature were included in the consolidated statement of operations.

During the period-ended January 31, 2012 our Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, we determined that the functional currency of our Mexican subsidiaries changed from the Mexican Peso to the U.S. Dollar. During the three month period ended January 31, 2012 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Three Months Ended January 31, 2012

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which included additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements disclosures effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other.” This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on our present or future consolidated financial statements

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the period ended January 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,379.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of January 31, 2012, we maintain minimum cash balances in $CFA and Mexican Pesos. As of January 31, 2012, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead, gold and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties. None of our properties are in production and we do not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.

As of January 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on the evaluation as of January 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2012 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

No sales of unregistered equity securities occurred during the period covered by this report, and through March 8, 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 8, 2012	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: March 8, 2012	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer and Principal Accounting Officer