Form 10-Q
period 2012-04-30
SILVER BULL RESOURCES, INC.
filed 2012-06-07
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

925 West Georgia Street, Suite 1908
Vancouver, B.C. V6C 3L2
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
Yes ☐ No ☑

As of June 7, 2012, there were 136,160,157 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011	2

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2012 and April 30, 2011, and for the period from inception (November 8, 1993) to April 30, 2012	3

Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and April 30, 2011, and for the period from inception (November 8, 1993) to April 30, 2012	4-5

Notes to Consolidated Financial Statements	6-19

[The balance of this page has been intentionally left blank.]

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	April 30, 2012	October 31, 2011
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,558,718	$4,239,899
Restricted cash (Note 5)	44,227	77,068
Value-added tax receivable, net of allowance for uncollectible taxes of $528,888 and $nil, respectively (Note 6)	2,112,951	—
Other receivable	165,419	80,789
Prepaid expenses and deposits	338,115	239,286
Prepaid income taxes	1,778	10,933
Total Current Assets	9,221,208	4,647,975

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 7)	5,596,669	4,846,687
Gabon, Africa (Notes 7 and 9)	3,913,069	4,500,148
	9,509,738	9,346,835

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $880,653 and $973,457, respectively (Note 8)	730,493	785,486

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $nil and $1,380,818, respectively (Note 6)	476,320	1,826,664
Goodwill (Note 10)	18,495,031	18,495,031
Other assets	56,619	112,170
	19,027,970	20,433,865

TOTAL ASSETS	$38,489,409	$35,214,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$899,547	$798,679
Accrued liabilities and expenses	360,941	874,605
Income tax payable	20,119	7,842
Payable to joint venture partner (Note 9)	523,438	541,913
Total Current Liabilities	1,804,045	2,223,039

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 136,160,157 and 115,110,157 shares issued and outstanding, respectively	1,361,601	1,151,101
Additional paid-in capital	115,839,441	105,201,435
Deficit accumulated during exploration stage	(80,549,477)	(73,559,865)
Other comprehensive income	33,799	198,451
Total Stockholders’ Equity	36,685,364	32,991,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,489,409	$35,214,161

** Derived from the audited financial statements for the year ended October 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2012	2011	2012	2011	2012
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	3,406,383	2,025,646	5,854,192	3,066,812	41,761,382
Depreciation and asset write-off (Note 7)	317,685	58,141	422,013	117,143	1,844,014
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	3,724,068	2,083,787	6,276,205	3,183,955	43,605,396

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	198,055	699,497	472,968	970,235	16,259,431
Office and administrative (Note 11)	262,855	203,810	451,712	401,045	4,458,423
Professional services	161,042	178,697	336,573	386,208	8,287,383
Directors’ fees	158,058	132,602	317,333	263,890	4,755,434
(Recovery of ) provision for uncollectible value-added taxes	(892,704)	—	(808,883)	—	600,702
Depreciation	1,133	3,245	1,448	6,674	262,228
TOTAL GENERAL AND ADMINISTRATIVE (RECOVERY) EXPENSES	(111,561)	1,217,851	771,151	2,028,052	34,623,601

LOSS FROM OPERATIONS	(3,612,507)	(3,301,638)	(7,047,356)	(5,212,007)	(78,228,997)

OTHER INCOME (EXPENSES)
Interest and investment income	62,528	6,051	65,907	29,491	1,000,805
Foreign currency transaction gain (loss)	22,609	1,690,077	(165,351)	1,974,645	(3,002,583)
Miscellaneous income	202,932	47,932	233,836	43,131	13,118
TOTAL OTHER INCOME (EXPENSE)	288,069	1,744,060	134,392	2,047,267	(1,988,660)

LOSS BEFORE INCOME TAXES	(3,324,438)	(1,557,578)	(6,912,964)	(3,164,740)	(80,217,657)

INCOME TAX EXPENSE	71,686	19,499	76,648	23,387	205,730

NET LOSS	$(3,396,124)	$(1,577,077)	$(6,989,612)	$(3,188,127)	$(80,423,387)

OTHER COMPREHENSIVE (LOSS) INCOME – Foreign currency translation adjustments	(5,448)	248,413	(164,652)	60,309	33,799

COMPREHENSIVE LOSS	$(3,401,572)	$(1,328,664)	$(7,154,264)	$(3,127,818)	$(80,389,588)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	136,160,157	106,419,342	131,300,843	106,197,062

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,989,612)	$(3,188,127)	$(80,423,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	426,823	76,093	2,077,961
(Recovery) provision for uncollectible value-added taxes	(808,883)	—	593,727
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	145,332	(1,898,829)	2,973,608
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	630,732	661,177	9,775,361
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	15,246	(536,452)	(3,325,851)
Restricted cash	27,815	5,229	(48,024)
Other receivables	(84,587)	9,562	(153,653)
Prepaid income taxes and expenses and deposits	(89,338)	10,823	(335,899)
Increase (decrease) in, net of merger transaction:
Accounts payable	101,228	188,078	665,821
Income tax payable	12,004	5,665	23,256
Accrued liabilities and expenses	(502,899)	359,091	419,224
Accrued severance costs	—	(184,000)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(7,116,139)	(4,491,690)	(59,536,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(40,555)	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	(14,514)	(11,546)	(3,032,196)
Proceeds from sale of equipment	—	206,398	451,565
Proceeds from mining concession option payment (Note 9)	—	—	200,000
Acquisition of property concessions	(818,266)	(458,593)	(6,621,742)
Net cash used by investing activities	(832,780)	(304,296)	(6,383,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	10,217,774	—	64,908,705
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	152,193	188,913
Proceeds from exercise of warrants	—	673,343	6,350,286
Deferred offering costs	53,860	(68,375)	(40,689)
Payable to joint venture partner	16,265	(442,276)	495,859
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	10,287,899	314,885	72,867,181

Effect of exchange rates on cash and cash equivalents	(20,161)	(18,300)	(387,931)

Net increase (decrease) in cash and cash equivalents	2,318,819	(4,499,401)	6,558,718
Cash and cash equivalents beginning of period	4,239,899	10,570,598	—

Cash and cash equivalents end of period	$6,558,718	$6,071,197	$6,558,718

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2012	2011	2012
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$45,855	$—	$186,419
Interest paid	$—	$—	$286,771

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$37	$59,947

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc., and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon, and African Resources SARL Gabon, as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited incorporated in Nigeria. Dome Venture SARL Gabon has a wholly-owned subsidiary Gabon Resources SARL. The Company conducts its exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon.

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements except as disclosed in Note 7.

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

During the six months ended April 30, 2012 the Company’s Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, the Company determined that the functional currency of the Company’s Mexican subsidiaries changed from the Mexican Peso (“$MXN”) to the U.S. dollar. During the six months ended April 30, 2012 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Six Months Ended April 30, 2012

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

NOTE 4 – LOSS PER SHARE

The Company has stock options and warrants in the aggregate of 7,558,196 shares and 7,832,806 shares outstanding at April 30, 2012 and 2011. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At April 30, 2012 and October 31, 2011, the Company has $44,227 and $77,068 respectively of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use exclusively on exploration costs related to the joint venture agreements with AngloGold (Note 9).

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“IVA”) receivable relates to IVA paid in Mexico and Gabon. As a result of IVA collections in Mexico during the six months ended April 30, 2012, the Company estimates net IVA of $2,112,951 will be received within twelve months of the balance sheet date. The remaining net IVA of $476,320 has been classified as long-term.

During 2008, the Company filed IVA tax returns with the Mexican authorities to recover IVA taxes paid by its Mexican subsidiaries from 2005 through 2008.  The Mexican authorities reviewed the IVA tax returns filed and requested the Company provide copies of supporting documentation for amounts filed. During 2008 and 2009, the Company worked extensively with IVA tax consultants and Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the IVA tax amounts.

As the result of these difficulties, the Company applied for authorization before the tax authorities to transfer the tax office jurisdiction to Mexico City beginning in the 2012 fiscal year. During December 2011 the Company received this authorization and the Company filed IVA tax returns in Mexico City for calendar years 2007 to 2011 during the six months ended April 30, 2012.

As of April 30, 2012, the Company has received $951,556 inclusive of interest related to the tax returns filed for calendar years 2007 to 2011. Management evaluated the IVA receivable and decreased the allowance for uncollectible taxes to $MXN 6.9 million or $528,888. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions. During the six months ended April 30, 2012, a recovery of uncollectible IVA of $MXN 10.5 million or $808,883 has been recorded.

A summary of the changes in the allowance for uncollectible taxes for the six months ended April 30, 2012 is as follows:

Allowance for uncollectible taxes – October 31, 2011	$1,380,818
Recovery of uncollectible IVA Taxes	(808,883)
Foreign currency translation adjustment	(43,047)
Allowance for uncollectible taxes – April 30, 2012	$528,888

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at April 30, 2012 and October 31, 2011, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa

Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	797,960	—
Joint venture agreement payment received (Note 9)	—	(100,000)
Foreign currency translation adjustment	(269,565)	203,233
Property Concessions – October 31, 2011	$4,846,687	$4,500,148
Acquisitions	818,266	—
Impairment	(68,284)	(286,710)
Foreign currency translation adjustments	—	(300,369)
Property Concessions – April 30, 2012	$5,596,669	$3,913,069

During the six months ended April 30, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result the Company has written off the capitalized property concession balance related to these concessions of $68,284.

During the six months ended April 30, 2012, the Company and Anglo Gold decided not to pursue further work on Mevang concession. As a result, the Company has written off the capitalized property concession balance related to this concession of $286,710.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at April 30, 2012 and October 31, 2011, respectively:

	April 30,	October 31,
	2012	2011

Mining equipment	$949,132	$1,051,312
Vehicles	197,737	229,912
Buildings and structures	186,041	186,041
Computer equipment and software	189,558	203,000
Well equipment	39,637	39,637
Office equipment	49,041	49,041
	1,611,146	1,758,943
Less: Accumulated depreciation	(880,653)	(973,457)
	$730,493	$785,486

NOTE 9 – JOINT VENTURE AGREEMENTS

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

Ndjole and Mevang Joint Venture Agreement

Dome is the owner of the Ndjole and Mevang exploration licenses, each comprised of 2,000 square kilometers. Under the terms of the joint venture, AngloGold earned a 20% interest by paying Dome $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold can earn an additional 40% interest by paying Dome $100,000 per year from 2010 through 2012 and by incurring exploration expenditures in the amount of $3.7 million from 2010 through 2012 at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of April 30, 2012, AngloGold has incurred exploration expenditures of $5,666,000 and paid Dome two payments of $100,000 each.

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

Pursuant to the terms of the joint venture agreement, exploration costs are currently being funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL.  AngloGold will typically fund in advance the exploration costs for the upcoming period.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of April 30, 2012, the payable to AngloGold was $523,438.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at April 30, 2012, the Company performed the annual goodwill impairment test. The first step of the impairment test resulted in the fair value of the reporting unit exceeding the carrying value of the net assets. Therefore the Company did not proceed to step two of the impairment test.

The following is a summary of the Company’s goodwill balance as at April 30, 2012 and October 31, 2011, respectively:

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	(1,243,831)
Goodwill – October 31, 2011	$18,495,031
Goodwill – April 30, 2012	$18,495,031

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the three months ended April 30, 2012 and April 30, 2011, the Company paid $20,000 and $30,167 respectively, and during the six months ended April 30, 2012 and April 30, 2011, the Company paid $50,000 and $61,507 respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2012, there are 136,160,157 shares outstanding with Rights attached.

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

During the comparable six months ended April 30, 2011, the Company issued 1,333,353 shares of common stock upon the exercise of warrants at an average cash consideration of $0.50 per share.  Options to acquire 261,355 shares of common stock were also exercised at an average exercise price of $0.58.  In addition, options to acquire 9,999 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 3,691 shares without payment of the exercised price and the remaining options for 6,308 shares were cancelled.

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

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2012 and 2011 are as follows:
Six months Ended April 30,
Options	2012	2011

Expected volatility	72% - 104%	103% - 116%
Risk-free interest rate	0.29% - 0.63%	0.88% -1.53%
Dividend yield	—	—
Expected term (in years)	2.50 - 3.50	2.50 – 3.50

During the six months ended April 30, 2012, the Company granted options to acquire 2,560,000 shares of common stock with a weighted-average grant-date fair value of $0.31. No options were exercised during the six months ended April 30, 2012.

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

The following is a summary of stock option activity for the six months ended April 30, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	4,551,908	$1.06
Granted	2,560,000	0.56
Forfeited or cancelled	(776,668)	2.04
Expired	—	—
Outstanding at April 30, 2012	6,335,240	$0.74	3.86	$—

Vested or Expected to Vest at April 30, 2012	6,335,240	$0.74	3.86	$—
Exercisable at April 30, 2012	3,665,230	$0.80	3.50	$—

The Company recognized stock-based compensation costs for stock options of $630,732 and $661,177 for the six months ended April 30, 2012 and 2011, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at April 30, 2012 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.54 - 0.73	5,201,666	3.98	$0.63	2,783,323	$0.66
1.00 - 1.20	1,005,000	3.09	1.10	753,333	1.10
2.18	128,574	5.10	2.18	128,574	2.18
$0.54 - 2.18	6,335,240	3.86	$0.74	3,665,230	$0.80

A summary of the non-vested shares as of April 30, 2012 and changes during the six months ended April 30, 2012 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2011	1,520,005	$0.56
Granted	2,560,000	0.31
Vested	(1,329,994)	0.40
Forfeited	(80,001)	0.35
Nonvested at April 30, 2012	2,670,010	$0.41

As of April 30, 2012, there was $593,993 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.55 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the six months ended April 30, 2012 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	1,803,956	$1.30
Forfeited or expired	(581,000)	3.00
Outstanding at April 30, 2012	1,222,956	$0.49	0.28	$63,318
Exercisable at April 30, 2012	1,222,956	$0.49	0.28	$63,318

No warrants were exercised during the six months ended April 30, 2012.

During the six months ended April 30, 2011, warrants to acquire 1,333,353 shares of common stock with an intrinsic value of $775,712 were exercised at an average exercise price of $0.50 per share.

Summarized information about warrants outstanding and exercisable at April 30, 2012 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 – 0.50	1,222,956	0.28	$0.49	1,222,956	$0.49

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2012 and October 31, 2011, the Company had no financial or non-financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities and expenses approximate fair value at April 30, 2012 and October 31, 2011 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of April 30, 2012 and October 31, 2011, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $6,084,817 and $4,008,674 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2012 and October 31, 2011, the US dollar equivalent balance for these accounts was $126,032 and $116,451, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the six months ended April 30, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1,880.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of April 30, 2012, the Company maintains minimum cash balances in $CFA and $MXN. As of April 30, 2012, the Company maintained the majority of its cash balance in $US dollar. The Company currently does not engage in any currency hedging activities.

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

On June 6, 2012, the Company entered into an amended and restated employment agreement with Sean Fallis that provides for an annual base salary effective May 1, 2012 of $CDN 165,000.  The amended and restated employment agreement provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a severance payment equal to 12 months of his base salary plus the previous year bonus, if Mr. Fallis terminates his employment within three months of such change in control.

On August 4, 2011, the Company entered into an amended and restated independent contractor agreement with Jason Cunliffe, as the newly appointed Vice President of Exploration. Pursuant to the agreement Mr. Cunliffe will receive a base consulting rate of $700 per day for each day worked and a potential annual bonus of $20,000 if certain performance targets are met. The amended and restated independent contractor agreement continues on a month-to-month basis and can be terminated by either party with 30 days advance notice.  Further upon a change of control (which is defined in the amended and restated independent contractor agreement), Mr. Cunliffe is entitled to receive a severance payment of up to 240 days of his base consulting rate, if Mr. Cunliffe terminates his contract within three months of such change in control. On May 15, 2012, the independent contractor agreement between the Company and Mr. Cunliffe was terminated, effective as of July 4, 2012. Following that date, Mr. Cunliffe will cease serving as the Company’s Vice President of Exploration.

Property Concessions Mexico

To properly maintain property concessions in Mexico, the Company is required to pay a semi-annual fee to the Mexican government and complete annual assessment work.

In addition thirteen of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners.  The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the concessions at established prices.  Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts.  The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
August 2012	$MXN $250,000
February 2013	$MXN $470,000
August 2013	$MXN $1,000,000
Maravillas, Ampl. Sierra Mojada and Sierra Mojada (3 concessions)

Payment Date	Payment Amount
April 2013	$MXN $800,000
October 2013	$MXN $1,800,000
April 2014	$MXN $2,400,000
April 2015	$MXN $6,000,000
Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Anticipated Third Quarter 2012(2)	$430,000
Beginning 24 months after the initial payment date and ending 48 months after the initial payment date	$20,000 per month

(1)          48 months after the initial payment date, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

(2)          Initial payment less advances is expected to be paid in the third quarter of the 2012 fiscal year.

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

Property Concessions Gabon

The Company holds title to several property concessions in Gabon, Africa that require the Company to spend minimal amounts each term to renew the licenses. Each license is renewable twice with each renewal lasting for three years. The Company must spend 200,000,000 $CFA in order to renew each exploration license for a second term of three years and 400,000,000 $CFA in order to renew the license for a third term of three years. The Company must spend 800,000,000 $CFA in the third term.  The Company may apply for a mining license at any time during these periods. The initial term of these exploration licenses expired on September 18, 2011. The Company applied for renewal in June of 2011 as it had met the necessary expenditure requirements and expects to receive the renewal approval in 2012. As of April 30, 2012, one U.S. dollar approximates $CFA 505.

Drilling Agreement

The Company entered into drilling agreements with two companies for a minimum of 25,000 meters of drilling at the Sierra Mojada Property. The remaining drilling commitment under these agreements was equal to $573,000 at April 30, 2012.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014 with a further increase to $CDN 7,981 on April 1, 2016. As of April 30, 2012, one U.S. dollar approximates $CDN 0.99.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2012	2011	2012	2011	2012
Net (loss) income for the period
Mexico	$(2,300,000)	$408,000	$(4,817,000)	$1,000	$(42,362,000)
Canada	(746,000)	(2,041,000)	(1,599,000)	(2,043,000)	(2,884,000)
Gabon	(350,000)	56,000	(574,000)	23,000	(868,000)
United States	-	-	-	(1,169,000)	(34,309,000)
	$(3,396,000)	$(1,577,000)	$(6,990,000)	$(3,188,000)	$(80,423,000)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2012	2011	2012	2011	2012
Exploration and property holding costs for the period
Mexico	$(3,350,000)	$(2,015,000)	$(5,845,000)	$(3,100,000)	$(42,872,000)
Gabon	(374,000)	(69,000)	(431,000)	(84,000)	(733,000)
	$(3,724,000)	$(2,084,000)	$(6,276,000)	$(3,184,000)	$(43,605,000)

The following table details allocation of assets included in the accompanying balance sheet at April 30, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$246,000	$6,231,000	$60,000	$22,000	$6,559,000
Restricted cash	-	-	-	44,000	44,000
Value-added tax receivable, net	-	-	2,113,000	-	2,113,000
Other receivables	-	150,000	9,000	7,000	166,000
Prepaid expenses and income taxes and deposits	-	201,000	138,000	-	339,000
Mining concessions	-	-	5,597,000	3,913,000	9,510,000
Office and mining equipment, net	-	5,000	715,000	10,000	730,000
Value-added tax receivable, net long term	-	-	-	476,000	476,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	41,000	-	16,000	57,000
	$246,000	$6,628,000	$27,127,000	$4,488,000	$38,489,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2011:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$40,000	$4,160,000	$18,000	$21,000	$4,239,000
Restricted cash	-	-	-	77,000	77,000
Other receivables	-	72,000	9,000	-	81,000
Prepaid expenses and income taxes and deposits	-	100,000	150,000	-	250,000
Mining concessions	-	-	4,847,000	4,500,000	9,347,000
Office and mining equipment, net	-	7,000	764,000	14,000	785,000
Value-added tax receivable, net	-	-	1,278,000	549,000	1,827,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	95,000	-	18,000	113,000
	$40,000	$4,434,000	$25,561,000	$5,179,000	$35,214,000

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

On April 16, 2010, we completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became our wholly-owned subsidiary.  Dome through its subsidiaries holds three exploration licenses in Gabon, West Africa covering approximately 6,000 square kilometers and entered into a joint venture agreement with a subsidiary of AngloGold Ashanti Limited (“AngloGold”) on two of its licenses, Ndjole and Mevang. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold.  Dome’s third license, the Mitzic license, has iron ore potential and we are currently looking for a joint venture partner on this license.  Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL.

Our principal offices are located at 925 West Georgia Street, Suite 1908 Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Developments

Sierra Mojada Property

In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property. The majority of budgeted expenditures relate to drilling and metallurgy on the silver and zinc mineralization and concession option purchase agreement payments. Due to volatile market conditions as of June 2012, we have decided to reduce activity at the Sierra Mojada Property as discussed in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Drilling

Approximately 14,600 meters of drilling from surface targeting the Shallow Silver Zone and 4,100 meters of underground drilling targeting the Parrena adit were completed from January 2012 through April 2012. During May 2012, we drilled an additional 3,600 meters from surface targeting the Shallow Silver Zone. As discussed in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section, we have a planned 3,000 meter underground drill program targeting silver and zinc mineralization defined by significant historical work in the Shallow Silver Zone from June 2012 to December 2012.

Mineralized Material Estimate

On May 22, 2012, we announced the results of a technical report (the “Report”) being prepared for us by SRK Consulting (Canada), Inc. (“SRK”) on the silver mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project in accordance with the Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).  At an economic cutoff grade of 15 grams/tonne of silver for mineralized material, the Report indicates mineralized material of 48.863 million tonnes at an average silver grade of 45.9 grams/tonne silver and an average zinc percentage of 0.9%.

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the Securities and Exchange Commission’s Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Metallurgical Studies

Our Vice President of Metallurgy George Rawsthorne is leading our 2012 metallurgical program. This program to test the recovery of silver and zinc will be vigorously pursued. The goal of this program will be to test the silver for heap and agitation cyanide leach methods. We will also look to see how any low grade zinc (<1%) which reports with the silver mineralization can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone. Our Vice President of Metallurgy will coordinate the effort in close liaison with our other management and our selected laboratories.

Gabon Joint Venture

Silver Bull has entered into a joint venture agreement with a subsidiary of AngloGold on two of its licenses, Ndjole and Mevang. Silver Bull also entered into a second joint venture agreement on the Ogooue license held by AngloGold. To date, three main coherent gold anomalies above 50 parts per billion (“ppb”) and over 5km in length and up to 1.5km wide and several smaller anomalous zones up to 2km in length and up to 1km wide have been identified. Background gold values in the region are less than 5 ppb and results above 20 ppb are considered anomalous. Over 25% of the results received to date are above 30 ppb with peak values in excess of 5,000 ppb in the soils. The anomalies appear to have strong structural controls concentrating along mapped or inferred lithological contacts, structural breaks, and fold hinges. There is also a strong spatial relationship of the gold anomalies to a thick graphitic lithological unit in the area that is thought to represent an ideal lithological trap for mineralizing fluids. Initial prospecting in these anomalous zones has identified a number of gold bearing quartz veins, many of which run between 2 g/t to 5 g/t gold.

Exploratory drilling has focused on these gold anomalies. East-west trending drill fences have been positioned to test roughly north-south trending lithological contacts which are considered as the most favorable sites for gold deposition.  A total of 5,000 meters was drilled with gold intercepts between 1m to 13m in thickness encountered. The best intercept averaged 7.6 g/t gold over 9 meters. Most intercepts were in the 1 meter to 3 meter range at 1 to 4 g/t gold. Anomalous silver and manganese were also encountered in some holes. Based on exploration result to date on the Mevang exploration property management has decided to not pursue further work on this property. Silver Bull expects to continue work on the Ndjole exploration property.

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

Management Changes

As previously disclosed, Dr. Nicole Adshead-Bell and Mr. Duncan Hsia informed the Board of Directors on February 22, 2012 of their decision not to stand for re-election as directors of Silver Bull at the 2012 annual meeting of shareholders (the “Annual Meeting”).  Accordingly, Dr. Adshead-Bell and Mr. Hsia ceased being directors of Silver Bull at the conclusion of the 2012 Annual Meeting.

On May 15, 2012, the Independent Contractor Agreement between Silver Bull and Jason Cunliffe, Silver Bull’s Vice President of Exploration, was terminated, effective as of July 4, 2012.  Following that date, Mr. Cunliffe will cease serving as the Silver Bull’s Vice President of Exploration.  We have not hired a replacement for Mr. Cunliffe and anticipate that his duties will be assumed by our other employees and officers.

On June 6, 2012, Silver Bull entered into an amended and restated employment agreement with Sean Fallis that provides for an annual base salary effective May 1, 2012 of $CDN 165,000.  The amended and restated employment agreement provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a severance payment equal to 12 months of his base salary plus the previous year bonus, if Mr. Fallis terminates his employment within three months of such change in control.

Results of Operations

Three Months Ended April 30, 2012 and April 30, 2011

For the three months ended April 30, 2012, we experienced a consolidated net loss of $3,396,000 or approximately $0.02 per share, compared to a consolidated net loss of $1,577,000 or approximately $0.01 per share during comparable period last year. The $1,819,000 increase in the consolidated net loss was primarily due to a $1,641,000 increase in exploration and property holding costs, a foreign currency transaction gain of $23,000 in the three months ended April 30, 2012 compared to a foreign currency transaction gain of $1,690,000 in the comparable period last year offset by a general and administrative recovery of $112,000 in the three months ended April 30, 2012 compared to a general and administrative expense of $1,218,000 during comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,640,000 or 79% to $3,724,000 for the three months ended April 30, 2012 compared to $2,084,000 for the comparable period last year. The increase was primarily due to the fact we had three drill rigs drilling during the three months ended April 2012 compared to two drill rigs drilling in March and April in the comparable period last year.

General and Administrative Costs

We recorded a general and administrative recovery of $112,000 for the three months ended April 30, 2012 as compared to a general and administrative expense of $1,218,000 for the comparable period last year. The decrease was mainly the result of a decrease of $501,000 in personal costs and a recovery of uncollectible value-added taxes in Mexico of $893,000 for the three months ended April 30, 2012.

Stock based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative recovery/expense decreased to $171,000 for the three months ended April 30, 2012 from $469,000 for the comparable period last year. This was mainly due to stock options granted to officers during the three months ended April 30, 2011 as a result of the significant management changes. Silver Bull recognizes stock based compensation over the options vesting period based upon the estimated fair value of the option at date of grant.

Personal costs decreased $501,000 or 72% to $198,000 during the three months ended April 30, 2012. This decrease is mainly due to decreased stock based compensation expenses to $66,000 in the three months ended April, 30, 2012 from $382,000 in comparable period last year and a $165,000 non-recurring severance payment in the comparable period last year.

Office and administrative costs increased $59,000 or 29% to $263,000 during the three months ended April 30, 2012. This increase is mainly due to increased investor relations activities.

Professional fees of $161,000 for the three months ended April 30, 2012 were similar to $179,000 for the comparable period last year.

Directors’ fees increased $25,000 or 19% to $158,000 for the three months ended April 30, 2012 as compared to $133,000 for the comparable period last year. The increase was primarily due to higher stock based compensation for stock options granted to independent directors which increased $18,000 to $105,000 in the three months ended April 30, 2012.

We recorded a recovery of $893,000 for the three months ended April 30, 2012 for uncollectible value-added taxes compared to a recovery of $nil in the comparable period last year. The change in management expectation of collectability was mainly due to value-added tax collected in Mexico of $952,000 inclusive of interest during the three months ended April 30, 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

We recorded other income of $288,000 for the three months ended April 30, 2012 as compared to other income of $1,744,000 for the compared period last year. The significant factor was a foreign currency transaction gain of $23,000 in the three months ended April 30, 2012 as compared to a $1,690,000 foreign currency transaction gain for the comparable period last year.

The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the three months ended April 30, 2012, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Six Months Ended April 30, 2012 and April 30, 2011

For the six months ended April 30, 2012, we experienced a consolidated net loss of $6,990,000 or approximately $0.05 per share, compared to a consolidated net loss of $3,188,000 or approximately $0.03 per share during the comparable period last year. The $3,802,000 increase in the consolidated net loss was primarily due to a $3,092,000 increase in exploration and property holding costs, a foreign currency transaction loss of $165,000 in the six months ended April 30, 2012 compared to a foreign currency transaction gain of $1,975,000 in the comparable period last year and offset by a $1,257,000 decrease in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $3,092,000 or 97% to $6,276,000 for the six months ended April 30, 2012 compared to $3,184,000 for the same period last year.  This increase was primarily due to a significantly expanded exploration program on the Sierra Mojada Property. During the six months ended April 30, 2011, drilling primarily consisted of  two drill rigs operating in March and April whereas in 2012 drilling was ongoing in the six month period include three drill rigs for a portion of this period.

General and Administrative Costs

General and administrative expenses decreased $1,257,000 or 62% to $771,000 for the six months ended April 30, 2012 as compared to $2,028,000 for the comparable period last year. This decrease was mainly the result of a $497,000 decrease in personal costs and a recovery of uncollectible value-added taxes in Mexico of $809,000 for the six months ended April 30, 2012.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation included in general and administrative expense decreased to $426,000 for the six months ended April 30, 2012 from $661,000 for the six months ended April 30, 2011. This was mainly due to stock options granted to officers during the six months ended April 30, 2011 as a result of the significant management changes.

Personnel costs decreased $497,000 or 51% to $473,000 for the six months ended April 30, 2012 as compared to $970,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $206,000 in the six months ended April, 30, 2012 from $488,000 in the comparable period last year and a $165,000 non-recurring severance payment in the comparable period last year.

Office and administrative expenses increased $51,000 or 13% to $452,000 for the six months ended April 30, 2012 as compared to $401,000 for the same period last year.  This increase is mainly due to increased investor relations activities.

Professional services decreased $49,000 or 13% to $337,000 for the six months ended April 30, 2012 as compared to $386,000 for the comparable period last year. The decrease was primarily due to timing of professional services work.

Directors’ fees increased $53,000 or 20% to $317,000 for the six months ended April 30, 2012 as compared to $264,000 for the same period last year. This increase was primarily due to a $47,000 increase in stock based compensation as a result of stock options granted to two new directors in February 2012 and the vesting of stock options granted in January 2012.

We recorded a recovery of $809,000 for the six months ended April 30, 2012 for uncollectible value-added taxes compared to a recovery of $nil in the comparable period last year. The change in management expectation of collection was mainly due to value-added tax collected in Mexico of $952,000 inclusive of interest during the six months ended April 30, 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

Other income decreased $1,913,000 to $134,000 or 93% for the six months ended April 30, 2012 as compared to $2,047,000 for the comparable period last year. The significant factor was a foreign currency transaction loss of $165,000 in the six months ended April 30, 2012 as compared to a $1,975,000 foreign currency transaction gain for the comparable period last year.

The foreign currency transaction loss in the six months ended April 30, 2012 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the six months ended April 30, 2011, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2012, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property, property concession option purchase agreement payments and general and administrative expenses.  Additionally, during the six months ended April 30, 2012 we received net proceeds after offering costs of $10,218,000 as we closed registered direct offerings for the sale of 21,050,000 shares of common stock at a price of $0.50 per share during December 2011. As a result of the registered direct offerings offset by the exploration activities and general and administrative expenses, cash and cash on hand increased from $4,240,000 at October 31, 2011 to $6,559,000 at April 30, 2012.

Cash flows used in operations for the six months ended April 30, 2012 year was $7,116,000 as compared to $4,492,000 for the comparable period in 2011.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property in the six months ended April 30, 2012 compared to the comparable period last year and significant reduction in accrued liabilities and expenses in the six months ended April 30, 2012 which was offset by value-added tax collected.

Cash flows used in investing activity for the six months ended April 30, 2012 was $833,000 as compared to $304,000 for the comparable period in 2011. The increase was mainly due to property concession option payments of $818,000 in the six months ended April 30, 2012 compared to $459,000 in the comparable period last year which was offset by proceeds from equipment sales of $206,000 in the comparable period last year.

Cash flows provided by financing activities for the six months ended April 30, 2012 year was $10,288,000 as compared to $315,000 for the comparable period last year. The significant increase is due to the registered direct offerings which closed in December 2012.

Capital Resources

As of April 30, 2012, we had cash and cash on hand of $6,559,000 and working capital of $7,417,000 as compared to cash and cash on hand of $4,240,000 and working capital of $2,425,000 as of October 31, 2011. The increase in our liquidity and working capital were primarily the result of the registered direct offerings in December 2011, increased expectation of collectability of value-added tax and expectation that certain value-added tax will be received within twelve months ended April 30, 2012 which was partially offset by cash used by operating and investing activities.

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

Capital Requirements and Liquidity; Need for Subsequent Funding

Our management and Board of Directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property as discussed below.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property and a $1.9 million budget for general and administrative expenses. As of May 31, 2012, we had approximately $5.4 million in cash on hand. Due to volatile market conditions as of June 2012, we decided to reduce activity at the Sierra Mojada Property. Our updated exploration budget for the Sierra Mojada Property for the period from June 2012 to December 2012 is $4.5 million compared to $7.9 million in the original budget. The updated exploration budget will focus on metallurgy, compiling geological data to better delineate future drill targets and a 3,000 meter underground drill program targeting silver and zinc mineralization defined by significant historical work in the Shallow Silver Zone. We anticipate that we will need to raise additional capital during 2012 to fully fund the updated exploration program at Sierra Mojada Property and for general and administrative expenses. We will continue to evaluate our ability to raise additional capital and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding, or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

During the six months ended April 30, 2012 our Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, we determined that the functional currency of our Mexican subsidiaries changed from the Mexican Peso to the U.S. Dollar. During the six months ended April 30, 2012 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Six Months Ended April 30, 2012

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

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the six month period ended April 30, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1,880.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of April 30, 2012, we maintain minimum cash balances in $CFA and Mexican Pesos. As of April 30, 2012, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

As of April 30, 2012, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on the evaluation as of April 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2012 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

No sales of unregistered equity securities occurred during the period covered by this report.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.  OTHER INFORMATION.

Entry Into a Material Definitive Agreement

On June 6, 2012, Silver Bull entered into an amended and restated employment agreement with Sean Fallis that provides for an annual base salary effective May 1, 2012 of $CDN 165,000.  The amended and restated employment agreement provides that Mr. Fallis is entitled to written notice of termination for up to six months if Mr. Fallis meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a severance payment equal to 12 months of his base salary plus the previous year bonus, if Mr. Fallis terminates his employment within three months of such change in control.

Item 6.  EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

10.1	Employment Agreement with Sean Fallis				X

21.1	Subsidiaries of the Registrant				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document	X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

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

SILVER BULL RESOURCES, INC.
Dated: June 7, 2012	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: June 7, 2012	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer and Principal Accounting Officer