Form 10-Q
period 2012-07-31
SILVER BULL RESOURCES, INC.
filed 2012-09-05
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of September 5, 2012, there were 136,160,157 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011	3

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2012 and July 31, 2011, and for the period from inception (November 8, 1993) to July 31, 2012	4

Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and July 31, 2011, and for the period from inception (November 8, 1993) to July 31, 2012	5.6

Notes to Consolidated Financial Statements	7-20

[The balance of this page has been intentionally left blank.]

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	July 31, 2012	October 31, 2011
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,754,945	$4,239,899
Restricted cash (Note 5)	82,954	77,068
Value-added tax receivable, net of allowance for uncollectible taxes of $295,723 and $nil, respectively (Note 6)	801,520	—
Other receivable	149,251	80,789
Prepaid expenses and deposits	388,841	239,286
Prepaid income taxes	5,209	10,933
Total Current Assets	6,182,720	4,647,975

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 7)	6,019,751	4,846,687
Gabon, Africa (Notes 7 and 9)	3,049,780	4,500,148
	9,069,531	9,346,835

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $763,890 and $973,457, respectively (Note 8)	739,855	785,486

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $nil and $1,380,818, respectively (Note 6)	446,194	1,826,664
Goodwill (Note 10)	18,495,031	18,495,031
Other assets	47,984	112,170
	18,989,209	20,433,865

TOTAL ASSETS	$34,981,315	$35,214,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$285,065	$798,679
Accrued liabilities and expenses	341,675	874,605
Income tax payable	3,449	7,842
Payable to joint venture partner (Note 9)	542,069	541,913
Total Current Liabilities	1,172,258	2,223,039

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 136,160,157 and 115,110,157 shares issued and outstanding, respectively	1,361,601	1,151,101
Additional paid-in capital	115,880,374	105,201,435
Deficit accumulated during exploration stage	(83,265,215)	(73,559,865)
Other comprehensive (loss) income	(167,703)	198,451
Total Stockholders’ Equity	33,809,057	32,991,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,981,315	$35,214,161

** Derived from the audited financial statements for the year ended October 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2012	2011	2012	2011	2012
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,441,918	2,345,707	7,296,110	5,412,519	43,203,300
Depreciation and asset write-off (Note 7)	601,594	46,109	1,023,607	163,252	2,445,608
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	2,043,512	2,391,816	8,319,717	5,575,771	45,648,908

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	233,232	247,356	706,200	1,217,591	16,492,663
Office and administrative (Note 11)	187,413	117,872	639,125	518,917	4,645,836
Professional services	69,554	38,811	406,127	425,019	8,356,937
Directors’ fees	90,543	168,351	407,876	432,241	4,845,977
(Recovery of ) provision for uncollectible value-added taxes	(120,015)	—	(928,898)	—	480,687
Depreciation	1,168	2,401	2,616	9,075	263,396
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	461,895	574,791	1,233,046	2,602,843	35,085,496

LOSS FROM OPERATIONS	(2,505,407)	(2,966,607)	(9,552,763)	(8,178,614)	(80,734,404)

OTHER (EXPENSES) INCOME
Interest and investment income	73,035	5,409	138,942	34,900	1,073,840
Foreign currency transaction (loss) gain	(268,206)	(420,540)	(433,557)	1,554,105	(3,270,789)
Miscellaneous income	9,562	4,712	243,398	47,843	22,680
TOTAL OTHER (EXPENSE) INCOME	(185,609)	(410,419)	(51,217)	1,636,848	(2,174,269)

LOSS BEFORE INCOME TAXES	(2,691,016)	(3,377,026)	(9,603,980)	(6,541,766)	(82,908,673)

INCOME TAX EXPENSE	24,722	6,826	101,370	30,213	230,452

NET LOSS	$(2,715,738)	$(3,383,852)	$(9,705,350)	$(6,571,979)	$(83,139,125)

OTHER COMPREHENSIVE (LOSS) – Foreign currency translation adjustments	(201,502)	(272,727)	(366,154)	(212,418)	(167,703)

COMPREHENSIVE LOSS	$(2,917,240)	$(3,656,579)	$(10,071,504)	$(6,784,397)	$(83,306,828)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.07)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	136,160,157	112,284,201	132,932,437	108,248,406

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,705,350)	$(6,571,979)	$(83,139,125)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	1,026,223	132,112	2,677,361
(Recovery) provision for uncollectible value-added taxes	(928,898)	—	473,712
Noncash expenses	—	—	126,864
Foreign currency transaction loss (gain)	366,577	(1,570,556)	3,194,853
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	671,665	887,898	9,816,294
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	1,381,030	(924,200)	(1,960,067)
Restricted cash	(16,881)	(558,188)	(92,720)
Other receivables	(69,048)	6,471	(138,114)
Prepaid income taxes and expenses and deposits	(131,697)	(727)	(378,258)
(Increase) decrease in, net of merger transaction:
Accounts payable	(493,089)	415,864	71,504
Income tax payable	(4,211)	12,402	7,041
Accrued liabilities and expenses	(513,619)	402,335	408,504
Accrued severance costs	—	(184,000)	—
Other liabilities	—	219,383	7,649
Net cash used by operating activities	(8,417,298)	(7,733,185)	(60,837,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	(65,813)	(95,284)	(3,083,495)
Proceeds from sale of equipment	—	208,648	451,565
Proceeds from mining concession option payment	—	—	200,000
Acquisition of property concessions	(1,241,348)	(495,673)	(7,044,824)
Net cash used by investing activities	(1,307,161)	(382,309)	(6,858,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	10,217,774	4,962,219	64,908,705
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	188,913	188,913
Proceeds from exercise of warrants	—	699,344	6,350,286
Deferred offering costs	49,865	(104,707)	(44,684)
Payable to joint venture partner	75,170	72,895	554,764
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	10,342,809	5,818,664	72,922,091

Effect of exchange rates on cash and cash equivalents	(103,304)	46,573	(471,074)

Net increase (decrease) in cash and cash equivalents	515,046	(2,250,257)	4,754,945
Cash and cash equivalents beginning of period	4,239,899	10,570,598	—

Cash and cash equivalents end of period	$4,754,945	$8,320,341	$4,754,945

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2012	2011	2012
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$91,468	$—	$232,032
Interest paid	$440	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$727	$59,947

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

During the nine months ended July 31, 2012 the Company’s Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, the Company determined that the functional currency of the Company’s Mexican subsidiaries changed from the Mexican Peso (“$MXN”) to the U.S. dollar. During the nine months ended July 31, 2012 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Nine months Ended July 31, 2012

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

NOTE 4 – LOSS PER SHARE

The Company has stock options and warrants in the aggregate of 6,018,910 shares and 6,117,854 shares outstanding at July 31, 2012 and 2011. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At July 31, 2012 and October 31, 2011, the Company has $82,954 and $77,068 respectively of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for exploration costs related to the joint venture agreements with AngloGold (Note 9).

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“IVA”) receivable relates to IVA paid in Mexico and Gabon. As a result of IVA collections in Mexico during the nine months ended July 31, 2012, the Company estimates net IVA of $801,520 will be received within twelve months of the balance sheet date. The remaining net IVA of $446,194 has been classified as long-term.

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

As the result of these difficulties, the Company applied for authorization before the tax authorities to transfer the tax office jurisdiction to Mexico City effective January 1, 2012. During December 2011 the Company received this authorization.

During the nine months ended July 31, 2012, the Company has received $2,721,727 inclusive of interest related to the tax returns filed in Mexico City for calendar years 2007 to 2012. Management evaluated the IVA receivable and decreased the allowance for uncollectible taxes to $MXN 3.9 million or $295,723. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions. During the nine months ended July 31, 2012, a recovery of uncollectible IVA of $MXN 12 million or $928,898 has been recorded.

A summary of the changes in the allowance for uncollectible taxes for the nine months ended July 31, 2012 is as follows:

Allowance for uncollectible taxes – October 31, 2011	$1,380,818
Recovery of uncollectible IVA Taxes	(928,898)
Foreign currency translation adjustment	(156,197)
Allowance for uncollectible taxes – July 31, 2012	$295,723

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at July 31, 2012 and October 31, 2011, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa

Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	797,960	—
Joint venture agreement payment received (Note 9)	—	(100,000)
Foreign currency translation adjustment	(269,565)	203,233
Property Concessions – October 31, 2011	$4,846,687	$4,500,148
Acquisitions	1,241,348	—
Impairment	(68,284)	(857,381)
Foreign currency translation adjustments	—	(592,987)
Property Concessions – July 31, 2012	$6,019,751	$3,049,780

During the nine months ended July 31, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result the Company has written off the capitalized property concession balance related to these concessions of $68,284.

During the nine months ended July 31, 2012, the Company and AngloGold decided not to pursue further work on the Mevang and Ogooue concessions (Note 9). As a result, the Company has written off the capitalized property concession balance related to these concessions of $286,710 for Mevang and $570,671 for Ogooue.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at July 31, 2012 and October 31, 2011, respectively:

	July 31,	October 31,
	2012	2011

Mining equipment	$847,001	$1,051,312
Vehicles	233,914	229,912
Buildings and structures	186,041	186,041
Computer equipment and software	142,777	203,000
Well equipment	39,637	39,637
Office equipment	54,375	49,041
	1,503,745	1,758,943
Less: Accumulated depreciation	(763,890)	(973,457)
	$739,855	$785,486

NOTE 9 – JOINT VENTURE AGREEMENTS

In October 2009, Dome and AngloGold entered into two joint venture agreements; the Ogooue Joint Venture Agreement and the Ndjole and Mevang Joint Venture Agreement.

Ogooue Joint Venture Agreement

AngloGold acquired a reconnaissance license over an area comprising 8,295 square kilometers in Gabon, Africa. The Ogooue license was acquired by AngloGold for its gold potential. The joint venture was an 80/20 joint venture in favor of AngloGold.  AngloGold made a firm commitment to spend $100,000 and solely fund the first $3 million of exploration expenditures, after which the parties would contribute on an 80/20 basis.  Joint venture dilution provisions applied whereby if the Company was diluted to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interest would be converted to a 2% Net Smelter Return which could have been purchased at an appraised value 14 months after commencement of commercial production. Should AngloGold have elected not to spend the aforesaid $3 million, the Company could have requested this license be assigned to this Company. On August 1, 2012, the Company received notification from AngloGold that AngloGold was terminating the Ogooue Joint Venture Agreement effective August 16, 2012. The Company has decided not to request the Ogooue license be assigned to the Company.

Ndjole and Mevang Joint Venture Agreement

The Company is the owner of the Ndjole exploration license, comprised of 2,000 square kilometers and was formally the owner of the Mevang exploration license which the Company decided to relinquish. Under the terms of the joint venture, AngloGold earned a 20% interest by paying the Company $400,000 upon signing of the joint venture agreement in October 2009.  AngloGold could earn an additional 40% interest by paying the Company $100,000 per year from 2010 through 2012 and by incurring exploration expenditures in the amount of $3.7 million from 2010 through 2012 at the rate of $1 million in the first year, $1.2 million in the second year and $1.5 million in the third year.   As of July 31, 2012, AngloGold has incurred exploration expenditures of $ 5.7 million and paid the Company two payments of $100,000 each.

Subsequent to earning a 60% interest, AngloGold could earn an additional 10% interest (70% total) by spending $5 million on exploration expenditures within two years of earning into a 60% interest as set out above.  If the parties had a 70/30 joint venture, and if the Company elected not to contribute to work programs and budgets, AngloGold could have elected to earn an additional 15% interest (85% total) by carrying the project to a completed pre-feasibility study. Should AngloGold fail to perform as set out above, a 100% interest in the licenses would revert to the Company and the joint venture would cease.

Joint venture dilution provisions applied whereby if the Company was diluted to a joint venture interest of 5% or less due to lack of contribution to exploration budgets, its interests would have been converted to a 2% Net Smelter Return which could has been purchased at appraised value 14 months after commencement of commercial production.

Pursuant to the terms of the joint venture agreement, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. AngloGold would typically fund in advance of exploration costs.  Any funds received in excess of exploration costs are reflected as a payable to joint venture partner on the Company’s consolidated balance sheet.  As of July 31, 2012, the payable to AngloGold was $ 542,069.

On August 1, 2012, the Company received notification from AngloGold that AngloGold was terminating the Ndjole and Mevang Joint Venture Agreement effective August 16, 2012 and a 100% interest in the Ndjole license has reverted back to the Company.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at April 30, 2012, the Company performed the annual goodwill impairment test. The first step of the impairment test resulted in the fair value of the reporting unit exceeding the carrying value of the net assets. Therefore the Company did not proceed to step two of the impairment test. As at July 31, 2012, the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at July 31, 2012 and October 31, 2011, respectively:

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	(1,243,831)
Goodwill – October 31, 2011	$18,495,031
Goodwill – July 31, 2012	$18,495,031

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the three months ended July 31, 2012 and July 31, 2011, the Company paid $Nil and $30,380 respectively, and during the nine months ended July 31, 2012 and July 31, 2011, the Company paid $54,000 and $91,887 respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2012, there are 136,160,157 shares outstanding with Rights attached.

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

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately 1 to 2 years and have a contractual term of 5 to 10 years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2012 and 2011 are as follows:

Nine months Ended July 31,
Options	2012	2011

Expected volatility	69% - 104%	96% - 113%
Risk-free interest rate	0.29% - 0.63%	0.59% -1.53%
Dividend yield	—	—
Expected term (in years)	2.50 - 3.50	2.50 – 3.50

During the nine months ended July 31, 2012, the Company granted options to acquire 2,810,000 shares of common stock with a weighted-average grant-date fair value of $0.30. No options were exercised during the nine months ended July 31, 2012.

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

The following is a summary of stock option activity for the nine months ended July 31, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	4,551,908	$1.06
Granted	2,810,000	0.55
Forfeited or cancelled	(1,680,954)	1.33
Expired	—	—
Outstanding at July 31, 2012	5,680,954	$0.72	3.55	$2,500

Vested or Expected to Vest at July 31, 2012	5,680,954	$0.72	3.55	$2,500
Exercisable at July 31, 2012	3,640,946	$0.77	3.20	$833

The Company recognized stock-based compensation costs for stock options of $671,665 and $887,898 for the nine months ended July 31, 2012 and 2011, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2012 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.44 - 0.73	4,761,666	3.52	$0.62	2,973,325	$0.65
1.00 - 1.20	805,000	3.55	1.11	553,333	1.10
2.18	114,288	4.80	2.18	114,288	2.18
$0.44 - 2.18	5,680,954	3.55	$0.72	3,640,946	$0.77

A summary of the non-vested shares as of July 31, 2012 and changes during the nine months ended July 31, 2012 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2011	1,520,005	$0.56
Granted	2,810,000	0.30
Vested	(1,579,989)	0.47
Forfeited	(710,008)	0.49
Nonvested at July 31, 2012	2,040,008	$0.39

As of July 31, 2012, there was $350,918 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans.  That cost is expected to be recognized over a weighted average period of 0.48 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the nine months ended July 31, 2012 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2011	1,803,956	$1.30
Forfeited or expired	(1,466,000)	1.49
Outstanding at July 31, 2012	337,956	$0.46	0.21	$9,900
Exercisable at July 31, 2012	337,956	$0.46	0.21	$9,900

No warrants were exercised during the nine months ended July 31, 2012.

During the nine months ended July 31, 2011, warrants to acquire 1,385,353 shares of common stock with an intrinsic value of $786,112 were exercised at a weighted average exercise price of $0.50 per share.

Summarized information about warrants outstanding and exercisable at July 31, 2012 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - 0.50	337,956	0.21	$0.46	337,956	$0.46

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of July 31, 2012 and October 31, 2011, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, and accrued liabilities and expenses approximate fair value at July 31, 2012 and October 31, 2011 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of July 31, 2012 and October 31, 2011, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $4,361,668 and $4,008,674 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2012 and October 31, 2011, the US dollar equivalent balance for these accounts was $161,894 and $116,451, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the nine months ended July 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,116.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To manage this risk at minimum level as of July 31, 2012, the Company maintains minimum cash balances in $CFA and $MXN. As of July 31, 2012, the Company maintained the majority of its cash balance in $US dollar. The Company currently does not engage in any currency hedging activities.

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

On September 2, 2011 (although effective June 1, 2011), the Company entered into an amended and restated employment agreement with Mr. Barry, that provides for base compensation of $CDN 18,000 per month (or $CDN 216,000 annually).  The amended and restated employment agreement provides that Mr. Barry is entitled to written notice of termination for up to 12 months if Mr. Barry meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Barry is entitled to receive a severance payment of up to 18 months of his base salary plus the previous year bonus, if Mr. Barry terminates his employment within three months of such change in control.

On June 6, 2012, the Company entered into an amended and restated employment agreement with Sean Fallis that provides for an annual base salary effective May 1, 2012 of $CDN 165,000.  The amended and restated employment agreement provides that Mr. Fallis is entitled to written notice of termination for up to nine months if Mr. Fallis meets certain employment terms and is terminated without cause. Further upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a severance payment of up to 12 months of his base salary plus the previous year bonus, if Mr. Fallis terminates his employment within three months of such change in control.

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

Olympia (1 concession)

Payment Date	Payment Amount
August 2012	$MXN $250,000
February 2013	$MXN $470,000
August 2013	$MXN $1,000,000

Maravillas, Ampl. Sierra Mojada and Sierra Mojada (3 concessions)

Payment Date	Payment Amount
April 2013	$MXN $800,000
October 2013	$MXN $1,800,000
April 2014	$MXN $2,400,000
April 2015	$MXN $6,000,000

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)

Monthly payment beginning August 2014 and ending August 2016	$20,000 per month

(1)          In August 2016, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

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

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitizc concession was granted on July 24, 2012. Per the renewed concession licenses the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The Company plans to request the concession licenses be amended to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of July 31, 2012, one U.S. dollar approximates $CFA 543.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014 with a further increase to $CDN 7,981 on April 1, 2016. As of July 31, 2012, one U.S. dollar approximates $CDN 1.00.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended July 31,		For the Nine months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2012	2011	2012	2011	2012
Net loss for the period
Mexico	$(1,382,000)	$(2,703,000)	$(6,199,000)	$(3,878,000)	$(43,744,000)
Canada	(634,000)	(575,000)	(2,232,000)	(2,581,000)	(3,518,000)
Gabon	(700,000)	(106,000)	(1,274,000)	(113,000)	(1,568,000)
United States	—	—	—	—	(34,309,000)
	$(2,716,000)	$(3,384,000)	$(9,705,000)	$(6,572,000)	$(83,139,000)

	For the Three Months Ended July 31,		For the Nine months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2012	2011	2012	2011	2012
Exploration and property holding costs for the period
Mexico	$(1,476,000)	$(2,306,000)	$(7,321,000)	$(5,406,000)	$(44,348,000)
Gabon	(567,000)	(86,000)	(998,000)	(170,000)	(1,300,000)
	$(2,043,000)	$(2,392,000)	$(8,319,000)	$(5,576,000)	$(45,648,000)

The following table details allocation of assets included in the accompanying balance sheet at July 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$85,000	$4,508,000	$73,000	$89,000	$4,755,000
Restricted cash	-	-	-	83,000	83,000
Value-added tax receivable, net	-	-	802,000	-	802,000
Other receivables	-	133,000	9,000	8,000	150,000
Prepaid expenses and income taxes and deposits	-	239,000	155,000	-	394,000
Property concessions	-	-	6,020,000	3,050,000	9,070,000
Office and mining equipment, net	-	9,000	684,000	46,000	739,000
Value-added tax receivable, net long term	-	-	-	446,000	446,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	45,000	-	3,000	48,000
	$85,000	$4,934,000	$26,238,000	$3,725,000	$34,982,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2011:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$40,000	$4,160,000	$18,000	$21,000	$4,239,000
Restricted cash	-	-	-	77,000	77,000
Other receivables	-	72,000	9,000	-	81,000
Prepaid expenses and income taxes and deposits	-	100,000	150,000	-	250,000
Property concessions	-	-	4,847,000	4,500,000	9,347,000
Office and mining equipment, net	-	7,000	764,000	14,000	785,000
Value-added tax receivable, net	-	-	1,278,000	549,000	1,827,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	95,000	-	18,000	113,000
	$40,000	$4,434,000	$25,561,000	$5,179,000	$35,214,000

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, planned drilling activities at the Sierra Mojada Project, our metallurgical program, the scope and size of the capital budget for at the Sierra Mojada Project, and planned activities at our Gabon properties,

Forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, gold, zinc, lead, manganese and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management necessary to successfully operate and grow our business; and

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

On April 16, 2010, we completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became our wholly-owned subsidiary.  Dome through its subsidiaries holds two exploration licenses in Gabon, West Africa covering approximately 4,000 square kilometers and entered into a joint venture agreement with a subsidiary of AngloGold Ashanti Limited (“AngloGold”) on its Ndjole license and previously held Mevang license. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold. The Ndjole and Mevang Joint Venture Agreement and Ogooue Joint Venture Agreement were terminated by AngloGold effective August 16, 2012.  We believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses. Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL.

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

Drilling

Approximately 18,200 meters of drilling from surface and 1,000 meters of underground drilling targeting the Shallow Silver Zone and 4,100 meters of underground drilling targeting the Parrena adit were completed from January 2012 through July 2012. During August 2012, we drilled an additional 800 meters from underground targeting the Shallow Silver Zone. As discussed in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section, we have a planned 3,000 meter underground drill program targeting a high grade zone of silver defined by significant historical work in the Shallow Silver Zone from June 2012 to December 2012. Approximately 1,800 meters has been completed as of August 31, 2012

Mineralized Material Estimate

On July 5, 2012, SRK consulting (Canada), Inc. delivered a technical report (the “Report”) on the silver and zinc mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project in accordance with the Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,118 diamond drill holes, 24 reverse circulation drill holes, 8,632 channel samples and 2,346 long holes. In total, these contain 160,120 assay records, of which 144,029 records contain silver and zinc assays values. At an economic cutoff grade of 15 grams/tonne of silver for mineralized material, the Report indicates mineralized material of 48.863 million tonnes at an average silver grade of 45.9 grams/tonne silver and an average zinc percentage of 0.9%. Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Metallurgical Studies

Our Vice President of Metallurgy, George Rawsthorne, is leading our 2012 metallurgical program. The goal of this program is to test the silver mineralization for heap and agitation cyanide leach methods. We will also look to see how any low grade zinc (<1%) which reports with the silver mineralization can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone. Our Vice President of Metallurgy will coordinate the effort in close liaison with our other management and our selected laboratories.

Gabon

The majority of our work in Gabon was previously conducted by AngloGold under the terms of certain joint venture agreements. Effective in August 2012, AngloGold terminated those agreements.  We continue to believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses.

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

Exploratory drilling has focused on these gold anomalies. East-west trending drill fences have been positioned to test roughly north-south trending lithological contacts which are considered as the most favorable sites for gold deposition.  A total of 5,300 meters has been drilled with gold intercepts between 1 meter to 13 meters in thickness encountered. The best intercept averaged 7.24 g/t gold over 9 meters. Most intercepts were in the 1 meter to 3 meters range at 1 to 4 g/t gold. In addition the drilling identified manganese with the best manganese intercept averaging 22% manganese over 34.5 meters from surface.

Airborne Geophysics

A 5,000 line kilometer VTEM Geophysics survey was completed by Spectrem Air LTD over the Ndjole license in March 2011. Results show a strong electro-magnetic response that has been strongly folded and deformed.

Mapping

Mapping of the main gold prospects was completed in the Ndjole license at 1:20,000 scale. Detailed mapping at 1:5000 scale occurred over areas with drilling to better define lithological contacts and local structure. A large soil sampling campaign was also completed on the Ndjole license.

Results of Operations

Three Months Ended July 31, 2012 and July 31, 2011

For the three months ended July 31, 2012, we experienced a consolidated net loss of $2,716,000 or approximately $0.02 per share, compared to a consolidated net loss of $3,384,000 or approximately $0.03 per share during the comparable period last year. The $668,000 decrease in the consolidated net loss was primarily due to a $348,000 decrease in exploration and property holding costs, a foreign currency transaction loss of $268,000 in the three months ended July 31, 2012 compared to a foreign currency transaction loss of $421,000 in the comparable period last year and a decrease in general and administrative expenses to $462,000 in the three months ended July 31, 2012 compared to $575,000 during comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $348,000 or 14% to $2,044,000 for the three months ended July 31, 2012 compared to $2,392,000 for the comparable period last year. The decrease was primarily due to the fact we had a significantly reduced drilling program during the three months ended July 31, 2012 compared to the three months ended July 31, 2011 which was partially offset by a $571,000 concession impairment in the three months ended July 31, 2012 as the Ogooue concession license will not to pursued.

General and Administrative Costs

We recorded a general and administrative expense of $462,000 for the three months ended July 31, 2012 as compared to $575,000 for the comparable period last year. The decrease was mainly the result of a $120,000 recovery of value-added taxes for the three months ended July 31, 2012.

Stock based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative expense decreased to $121,000 for the three months ended July 31, 2012 from $227,000 for the comparable period last year. This was mainly due to stock options vesting in the three months ended July 31, 2012 having a lower fair value than stock options vesting in the comparable period last year. Silver Bull recognizes stock based compensation over the option vesting period based upon the estimated fair value of the option at date of grant.

Personnel cost of $233,000 for the three months ended July 31, 2012 was similar to $247,000 for the comparable period last year.

Office and administrative costs increased $69,000 or 58% to $187,000 during the three months ended July 31, 2012 compared to $118,000 in the same period last year. This increase is mainly due to increased investor relations activities and costs incurred moving corporate offices.

Professional fees increased to $70,000 or 79% for the three months ended July 31, 2012 compared to $39,000 for the comparable period last year. This increase is mainly due to timing of professional fees work and recruitment fees.

Directors’ fees decreased $78,000 or 46% to $90,000 for the three months ended July 31, 2012 as compared to $168,000 for the comparable period last year. The decrease was primarily due to lower stock based compensation as options vesting in the three months ended July 31, 2012 had a lower fair value than options vesting in the comparable period last year.

We recorded a recovery of $120,000 for the three months ended July 31, 2012 for uncollectible value-added taxes compared to a recovery of $nil in the comparable period last year. The change in management’s expectation of collectability was mainly due to additional value-added tax collected in Mexico of $1,770,000 inclusive of interest during the three months ended July 31, 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

We recorded other expense of $185,000 for the three months ended July 31, 2012 as compared to other expense of $410,000 for the comparable period last year. The significant factor was a $68,000 increase in interest income and a foreign currency transaction loss of $268,000 in the three months ended July 31, 2012 as compared to a $421,000 foreign currency transaction loss for the comparable period last year.

The foreign currency transaction loss in the comparable period last year was primarily the result of the appreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the three months ended July 31, 2012, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Nine months Ended July 31, 2012 and July 31, 2011

For the nine months ended July 31, 2012, we experienced a consolidated net loss of $9,705,000 or approximately $0.07 per share, compared to a consolidated net loss of $6,572,000 or approximately $0.06 per share during the comparable period last year. The $3,133,000 increase in the consolidated net loss was primarily due to a $2,744,000 increase in exploration and property holding costs and was offset by a foreign currency transaction loss of $434,000 in the nine months ended July 31, 2012 compared to a foreign currency transaction gain of $1,554,000 in the comparable period last year and a $1,370,000 decrease in general and administrative in the nine months ended July 31, 2012 from the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $2,743,000 or 49% to $8,319,000 for the nine months ended July 31, 2012 compared to $5,576,000 for the same period last year.  This increase was primarily due to a significantly expanded exploration program on the Sierra Mojada Property. During the nine months ended July 31, 2011, drilling primarily consisted of two drill rigs operating in March to July whereas in 2012 drilling was ongoing in the nine months period ended July 31, 2012. Also, we recorded $926,000 concession impairment in the nine months ended July 31, 2012 as certain concessions in Gabon and Mexico will not to pursued.

General and Administrative Costs

General and administrative expenses decreased $1,370,000 or 53% to $1,233,000 for the nine months ended July 31, 2012 as compared to $2,603,000 for the comparable period last year. This decrease was mainly the result of a $512,000 decrease in personnel costs and a recovery of uncollectible value-added taxes in Mexico of $929,000 for the nine months ended July 31, 2012 as discussed below.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation included in general and administrative expense decreased to $547,000 for the nine months ended July 31, 2012 from $888,000 for the nine months ended July 31, 2011. This was mainly due to stock options vesting in the nine months ended July 31, 2012 having a lower fair value than stock options vesting in the comparable period last year. Silver Bull recognizes stock based compensation over the option vesting period based upon the estimated fair value of the option at date of grant.

Personnel costs decreased $512,000 or 42% to $706,000 for the nine months ended July 31, 2012 as compared to $1,218,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $283,000 in the nine months ended July 31, 2012 from $596,000 in the comparable period last year and a $165,000 non-recurring severance payment in the comparable period last year.

Office and administrative expenses increased $120,000 or 23% to $639,000 for the nine months ended July 31, 2012 as compared to $519,000 for the same period last year.  This increase is mainly due to increased investor relations activities, office rental and travel costs.

Professional services of $407,000 for the nine months ended July 31, 2012 was similar to $425,000 for the comparable period last year.

Directors’ fees of $408,000 for the nine months ended July 31, 2012 was similar to $432,000 for the comparable period last year.

We recorded a recovery of $929,000 for the nine months ended July 31, 2012 for uncollectible value-added taxes compared to a recovery of $nil in the comparable period last year. The change in management expectation of collection was mainly due to value-added tax collected in Mexico of $2,722,000 inclusive of interest during the nine months ended July 31, 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

We recorded other expense of $51,000 in the nine months ended July 31, 2012 compared to other income of $1,688,000 in the same period last year. The significant factor was a foreign currency transaction loss of $433,000 in the nine months ended July 31, 2012 as compared to a $1,554,000 foreign currency transaction gain for the comparable period last year which was offset by a $300,000 increase in interest and investment and miscellaneous income.

The foreign currency transaction loss in the nine months ended July 31, 2012 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the nine months ended July 31, 2011, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2012, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property, property concession option purchase agreement payments and general and administrative expenses.  Additionally, during the nine months ended July 31, 2012 we received net proceeds after offering costs of $10,218,000 as we closed registered direct offerings for the sale of 21,050,000 shares of common stock at a price of $0.50 per share during December 2011. As a result of the registered direct offerings offset by the exploration activities and general and administrative expenses, cash and cash on hand increased from $4,240,000 at October 31, 2011 to $4,755,000 at July 31, 2012.

Cash flows used in operations for the nine months ended July 31, 2012 year was $8,417,000 as compared to $7,733,000 for the comparable period in 2011.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property in the nine months ended July 31, 2012 compared to the comparable period last year and significant reduction in accrued liabilities and expenses in the nine months ended July 31, 2012 which was offset by value-added tax collected.

Cash flows used in investing activity for the nine months ended July 31, 2012 was $1,307,000 as compared to $382,000 for the comparable period in 2011. The increase was mainly due to property concession option payments of $1,241,000 in the nine months ended July 31, 2012 compared to $496,000 in the comparable period last year which was offset by proceeds from equipment sales of $209,000 in the comparable period last year.

Cash flows provided by financing activities for the nine months ended July 31, 2012 year was $10,343,000 as compared to $5,819,000 for the comparable period last year. The significant increase is due to the registered direct offerings which closed in December 2011 compared to proceeds of $4,962,000 for the private placement with Coeur and proceeds from exercise of warrants and options of $888,000 completed in the same period last year.

Capital Resources

As of July 31, 2012, we had cash and cash on hand of $4,755,000 and working capital of $5,010,000 as compared to cash and cash on hand of $4,240,000 and working capital of $2,425,000 as of October 31, 2011. The increase in our liquidity and working capital were primarily the result of the registered direct offerings in December 2011, increased expectation of collectability of value-added tax and expectation that certain value-added tax will be received within twelve months ended July 31, 2012 which was partially offset by cash used by operating and investing activities.

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

The updated exploration budget will focus on metallurgy, compiling geological data to better delineate future drill targets and a 3,000 meter underground drill program targeting silver mineralization defined by significant historical work in the Shallow Silver Zone. As of August 31, 2012, we had approximately $4.5 million in cash on hand and on September 4, 2012 we collected value added tax in Mexico of $0.4 million inclusive of interest. The September 2012 to December 2012 portion of the updated Sierra Mojada property budget is $2.3 million. We anticipate that we will need to raise additional capital during 2012 to fully fund the updated exploration program at Sierra Mojada Property and for general and administrative expenses. We will continue to evaluate our ability to raise additional capital and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding, or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

During the nine months ended July 31, 2012 our Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, we determined that the functional currency of our Mexican subsidiaries changed from the Mexican Peso to the U.S. Dollar. During the nine months ended July 31, 2012 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Recent Accounting Pronouncements Adopted in the Nine months Ended July 31, 2012

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the nine months period ended July 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,116.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos, Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the Mexican Peso, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  To reduce this risk as of July 31, 2012, we maintain minimum cash balances in $CFA and Mexican Pesos. As of July 31, 2012, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead, gold, manganese and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and develop our exploration properties. None of our properties are in production and we do not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

As of July 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on the evaluation as of July 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2012 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SILVER BULL RESOURCES, INC.

Dated: September 5, 2012	By	/s/ Timothy Barry
Timothy Barry
President and Principal Executive Officer

Dated: September 5, 2012	By	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer and Principal Accounting
Officer