Form 10-K
period 2012-10-31
SILVER BULL RESOURCES, INC.
filed 2013-01-09
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

925 West Georgia Street, Suite 1908
Vancouver, B.C. V6C 3L2
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604) 687-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

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
Yes ☐ No ☑

As of January 9, 2013, there were 136,160,157 shares of the registrant’s $0.01 par value Common Stock (“Common Stock”), the registrant’s only outstanding class of voting securities, outstanding. As of April 30, 2012, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $60,205,647 based upon the closing sale price of the Common Stock as reported by the NYSE MKT.

SILVER BULL RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K

When we use the terms “Silver Bull,” “we,” “us,” or “our,”  we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, planned activities at the Sierra Mojada Project, including expectations regarding our metallurgical program, the scope and size of the capital budget for the Sierra Mojada Project, and the preparation of an updated NI 43-101 compliant resource estimate and preliminary economic assessment based on the updated resource estimate during 2013; and planned activities at our Gabon properties.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in this Annual Report on Form 10-K, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, gold, zinc, lead, manganese and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and

•
Political and economic instability in Mexico and other countries in which we conduct our business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have known reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See “Risk Factors.”

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
Mineralized Material
Mineral bearing material such as zinc, silver, gold, lead or manganese that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the U.S. Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. In 1996, our name was changed to Metalline Mining Company (“Metalline”). On April 21, 2011, we changed our name to Silver Bull Resources, Inc. We have not realized any revenues from our planned operations and we are considered an Exploration Stage Company. We have not established any reserves with respect to our exploration projects, and may never enter into the development with respect to any of our projects.

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

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation (“Dome”). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc. and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon and African Resources SARL Gabon, as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. Dome Ventures SARL Gabon has a wholly-owned subsidiary, Gabon Resources SARL. We conduct our exploration activities in Gabon, Africa through Dome Ventures SARL Gabon and African Resources SARL Gabon.

Our efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. We have not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for development and future profitable production. The ultimate realization of our investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event we are not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements except as disclosed in Note 5.

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

The Sierra Mojada project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range.  In general, the site is approximately 1,500 meters above sea level.  The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the southwest.  Esmerelda is served by a rail spur of the Coahuila Durango railroad.  There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Penoles plant, which we can use occasionally.  The Sierra Mojada District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E., and is supplied water by the municipality of Sierra Mojada.  Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

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

Approximately 90 years ago, zinc silicate and zinc carbonate minerals (“Zinc Manto Zone”) were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead – rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and up to 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit including from the Sierra Mojada Property. Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

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

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometer by two kilometer area that comprises the Sierra Mojada District.  We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore.  The District does not have a mill to concentrate ore and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters.  We believe that mill-grade mineralization that was not mined remains available for extraction.  No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 43 concessions consisting of 392,130 hectares (about 968,974 acres). This includes 13 concessions that are subject to option agreements which require further payments from us, as described below. We periodically obtain additional concessions in the Sierra Mojada Project area and whether we will continue to hold these additional concessions will depend on future exploration work and ability to obtain financing.

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

Olympia (1 concession)

Payment Date	Payment Amount
February 2013	Mexican peso (“$MXN”) 470,000
August 2013	$MXN 1,000,000

Maravillas, Ampl. Sierra Mojada and Sierra Mojada (3 concessions)

Payment Date	Payment Amount
April 2013	$MXN 800,000
October 2013	$MXN 1,800,000
April 2014	$MXN 2,400,000
April 2015	$MXN 6,000,000

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2014 and ending August 2016	$20,000 per month
(1)          In August 2016, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios (3 concessions)

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

(2)          After April 2015, Silver Bull must pay $300,000 every 6 months in order to maintain the option-purchase agreement. During this period, Silver Bull has the option of acquiring Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios (100% interest) for $7 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2013	$300,000
April 2014	$300,000

La Perla, La India and La India Dos (3 concessions)

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

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, we will need to negotiate any necessary agreements with the appropriate surface landowners if we determine that a mining operation is feasible for the concessions. We own surface rights to five lots in the area (Sierra Mojada lot #1, #3, #4, #6 and #7), but anticipate that we will be required to obtain additional surface rights if we determine that a mining operation is feasible.

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: The “Shallow Silver Zone” and the “Zinc Zone.” These two zones lie along the Sierra Mojada Fault which trends east-west along the base of the Sierra Mojada range. All of the mineralization identified to date is seen as oxide, which has been derived from primary “sulphide” bodies which have been oxidized and remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of a silver rich zone (the Shallow Silver Zone) and a zinc rich zone (the Zinc Zone) is a reflection of the mobility’s of the metals in the ground water conditions at Sierra Mojada.

The geology of the District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic “San Marcos” red sediments. This sedimentary sequence has then later been intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry and the rocks are competent for the most part. The thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low cost production.

July 2012 Technical Report

On July 5, 2012, SRK Consulting (Canada), Inc. delivered a technical report (the “Report”) on the silver and zinc mineralization in the “Shallow Silver Zone” of the Sierra Mojada Property in accordance with Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,118 diamond drill holes, 24 reverse circulation drill holes, 8,632 channel samples and 2,346 long holes. In total, these contain 160,120 assay records, of which 144,029 records contain silver and zinc assays values. At an economic cutoff grade of 15 grams/tonne of silver for mineralized material, the Report indicates mineralized material of 48.863 million tonnes at an average silver grade of 45.9 grams/tonne silver and an average zinc percentage of 0.93%. Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under the Securities and Exchange Commission’s (“SEC’s”) Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and very closely follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM).  Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  We use ALS Chemex - Vancouver (“ALS Chemex”) laboratory as our independent primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

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

We formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment,  performed QA/QC analyses to ensure against cross contamination of samples during preparation and removed most low-value samples from the flow to the primary laboratory.  For both cost and perception reasons, the internal laboratory has been shut down, and all drill samples are submitted directly to ALS Chemex for sample preparation and analyses.

Prior Exploration Activities

We have focused our exploration efforts on two primary locations: the Shallow Silver Zone and the Zinc Zone.  As further described below, we have conducted various exploration activities at the Sierra Mojada Project, however, to date, we have not established any reserves, and the project remains in the exploration state and may never enter the development stage.

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling. In 2008 Pincock, Allen, & Holt (“PAH”) published a resource report on the Zinc Zone, but no further significant work has been completed on this area until recently.

In fiscal year 2009, we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital.

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada on the Shallow Silver Zone which lies largely at surface. By the end of calendar 2011, approximately 80,000 meters of diamond drilling had been completed.

The silver contained within the Shallow Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite. These silver and zinc minerals will probably require a different processing plant to recover the contained metals. Intensive geological, mineralogical, metallurgical, and geochemical studies are currently underway to better understand the characteristics of the silver mineralization.

2012 Exploration Activities

Approximately 19,400 meters of drilling from the surface, targeting the Shallow Silver Zone, and 4,100 meters of underground drilling, targeting the Parrena adit, were completed from January 2012 to May 2012. From June 2012 to October 2012 we drilled from underground, 3,500 meters targeting the silver mineralization and 1,000 meters targeting the zinc mineralization. From November 1, 2012 to December 31, 2012, we drilled 2,000 meters targeting the zinc mineralization.

The drilling work completed between June and December 2012 was completed using 2 underground “Termite” rigs “twinning” a series of historical drill holes at the eastern end of the known mineralization of the Sierra Mojada Property. The twinned holes were up to 50 meters long and were drilled using BQ sized diamond core. Twinned holes are drilled “beside” existing historical drill holes in order to confirm the grade and tenor of the historical data and increase confidence in the historical data set. 6,500 meters, or approximately 17% of a 38,000 meter historical data set, was twinned. The twinning program targeted two main areas of historical drilling, a 1.5 kilometer zone of silver mineralization at the eastern end of the Shallow Silver Zone and a 1 kilometer zone of zinc mineralization in the Zinc Zone.

In addition to confirming the grade and tenor of the silver and zinc mineralization with the twinning program, much of the historical longhole data set ended in significant mineralization. Therefore the program also tried to extend the bounds of the known mineralization by drilling longer holes. Due to the limited range of the Termite drills, and despite extending some holes by as much as 25 meters, a number of holes from the twinning program still ended in mineralization. The twinning program was completed in December 2012.

2013 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2013 exploration budget of $3.7 million for the Sierra Mojada Property. The focus of the 2013 calendar year exploration program is the completion of an updated NI 43-101 compliant resource estimate, continued metallurgical work as described below and the completion of a preliminary economic assessment based on the updated resource estimate.

Metallurgical Studies

Our Vice President of Metallurgy, George Rawsthorne in conjunction with outside metallurgical consultants, is leading our  metallurgical program. The goal of this program is to test the silver mineralization for heap and agitation cyanide leach methods. We will also investigate how any low grade zinc (<1%) which reports with the silver mineralization, can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone.

During November 2012, we received preliminary results for metallurgical testing on samples taken from a portion of the Shallow Silver Zone and the Zinc Zone. On the Shallow Silver Zone, metallurgical work focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system. On the Zinc Zone, metallurgical work focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Preliminary results from these initial tests were promising, and further metallurgical tests are continuing on samples taken from other areas of the Shallow Silver Zone and Zinc Zone.

Continued Improvement of the Sierra Mojada Infrastructure

The Sierra Mojada Project office and camp facilities received an upgrade in 2012 to improve on the serviceability and utility of the facilities and the safety surrounding activity on the grounds of the facility.

Exploration of Land Position

During 2011, we conducted an extensive exploration program on three prospects: “San Francisco,” “Palomas Negros,” and “Dormidos,” which lie outside the immediate mineralized zone at Sierra Mojada. Initial mapping and prospecting over these areas looked promising. Only San Francisco was drilled in 2011, and although intercepting silver and zinc mineralization up to 15 meters in width it was not deemed to be a priority target for 2012. Follow up work is planned on the other two prospects in 2013.

Gabon, Africa Licenses and Interests

We, through our wholly-owned subsidiary Dome, own two exploration licenses (Ndjole and Mitzic), each covering approximately 2,000 square kilometers in Gabon, Africa.  These concessions are without known reserves and the project is exploratory in nature.  The Ndjole license and the Mitzic license are approximately 150 km east of Libreville, the capital of Gabon.

The map below shows the location of the Gabon Projects:

In November 2006, Dome was granted the Mitzic prospection permit covering 12,800 square kilometers in Gabon.  In July of 2008, Dome converted three areas of the Mitzic prospection permit into three “exploration” licenses, namely the Mitzic exploration license, the Mevang exploration license (which we chose not to pursue) and the Ndjole exploration license, each covering an area of 2,000 square kilometers.

The “Mitzic” and “Ndjole” exploration licenses take in areas of Archaean basement rocks and Palaeo-Proterozic cover sequences that are highly prospective for gold, manganese and iron. An extensive stream sampling campaign conducted by the French geological survey in the 1970’s and 1980’s identified numerous stream anomalies within these areas that had never been explored with modern exploration methods due to the dense cover of equatorial rainforest, the low population of the country, and the government’s previous focus on petroleum and forestry. The Mitzic exploration license takes in a series of Archaean rocks that include greenstone belts and banded iron formations and is highly prospective for iron ore. The Ndjole exploration license takes in Palaeo-Proterozoic rocks that form part of the Central West African Orogenic Belt, and are strongly deformed and metamorphosed to greenschist facies, making them highly prospective for large “orogenic”-type gold deposits. The Ndjole license also takes in structural disruptions associated with a second continental-scale structure, the “Ikoye-Ikobe Fault.”  This area is characterized by extensive artisinal gold workings of which the gold is thought to come from a local primary source.

The Ndjole license and previously-held Mevang license were being explored under a joint venture agreement with AngloGold Ashanti (“AngloGold”). AngloGold terminated this joint venture effective August 16, 2012 after incurring exploration expenditures of $5.9 million. As a result of this termination a 100% interest in the Ndjole license has reverted back to Silver Bull.

Prior to the joint venture agreements being terminated, the majority of our work in Gabon was previously conducted by AngloGold. We continue to believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses.

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

Gabon Facility

Our facilities in Gabon include three rented offices which double as living accommodations for staff. Two of the offices are located in the capital city of Libreville, and one field office is located in the village of Ndjole. The Libreville offices include an office-house used by our staff to coordinate exploration activities involving the Mitzic license, and an office-house used by our staff to coordinate and manage exploration activities for the Ndjole license. The Ndjole field office is four hours by sealed road due east from Libreville and is the main staging point for exploration activities for work on the Ndjole license. Field-based activities here are run out of tented field camps. Electricity for all offices is supplied from the local grid and from light diesel generators for field camps.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	62	Chairman
Tim Barry Vancouver, BC	37	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	33	Chief Financial Officer

Brian Edgar.  Mr. Edgar was appointed Chairman of the Board of Directors in April 2010. Mr. Edgar has broad experience working in junior and mid-size natural resource companies. He previously served as Dome's President and Chief Executive Officer from February 2005 until it was acquired by Silver Bull in April 2010. Further, Mr. Edgar served on Dome's Board of Directors from 1998 to 2010. Mr. Edgar currently serves as a director of BlackPearl Resources Inc., Denison Mines Corp., Lucara Diamond Corp., Lundin Mining Corporation, and ShaMaran Petroleum Corp. Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for sixteen years.

Tim Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President - Exploration.  Between 2006 and August 2010, Mr. Barry spent 5 years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome’s exploration programs, as well as oversaw corporate compliance for Dome’s various subsidiaries.  Mr. Barry also served on Dome’s board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a registered geologist (MAusIMM).  He also serves on the board of directors of Acme Resources, a junior exploration company listed on the Toronto Stock Exchange.

Sean Fallis. Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President - Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd.  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly-listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at SmytheRatcliffe Chartered Accountants as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science from Simon Fraser University in 2002 and is a Chartered Accountant.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2012 to December 31, 2012 the price of silver ranged from a low of $26.67 per troy ounce to a high of $37.23 per troy ounce, and from January 1, 2012 to November 30, 2012 the price of zinc ranged from a low of $1,816 per tonne to a high of $2,058 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled “Risk Factors,” below.

The following tables set forth, for the periods indicated on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2012, the closing price of silver was $32.28 per troy ounce. On October 31, 2012, the closing price of zinc was $1,904 per tonne.

	Silver (per troy ounce)
Year	High	Low
2005	$9.23	$6.39
2006	$14.94	$8.83
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67

	Zinc (per tonne)
Year	High	Low
2005	$1,819	$1,196
2006	$4,381	$2,091
2007	$3,848	$2,379
2008	$2,511	$1,113
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871
2012*	$2,058	$1,816

* Through November 30, 2012.

Competition

Our industry is highly competitive. We compete with other mining and exploration companies in connection with the acquisition and exploration of mineral properties. There is competition for a limited number of mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to our properties and exploring properties. Our competitive position depends upon our ability to successfully and economically acquire and explore new and existing mineral properties.

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined, those activities are also subject to significant governmental regulation and oversight. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico and Gabon.

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

During fiscal year 2012, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have five employees, of which, all are full time. Contratistas de Sierra Mojada S.A. de C.V, our wholly-owned operating subsidiary in Mexico currently has 20 employees who are all full time.  Minera Metalin S.A. de C.V., our mineral holding company in Mexico, does not have any employees.  Dome Gabon SARL, our wholly-owned subsidiary in Gabon, has 3 employees who are all full time. African Resources SARL Gabon does not have any employees.

Corporate Offices

Our corporate offices are located at 925 West Georgia Street, Suite 1908, Vancouver, British Columbia, Canada V6C 3L2. Our telephone number is (604) 687-5800, and our fax number is (604) 563-6004.

Available Information

We maintain an internet website at http://www.silverbullresources.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov.

Item 1A.  RISK FACTORS

A purchase of our securities involves a high degree of risk. Our business, operating or financial condition could be harmed due to any of the following risks. Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities. In addition, investors should note that the risks described below are not the only risks facing us. Additional risks not presently known to us, or risks that do not seem significant today, may also impair our business operations in the future. You should carefully consider the risks described below, as well as the other information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein, before making a decision to invest in our securities.

RISKS RELATED TO OUR BUSINESS:

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration efforts at our Sierra Mojada Project. We raised in excess of $3 million during our 2010 fiscal year, increased our cash and cash equivalent assets by approximately $14.58 million through the merger transaction with Dome Ventures Corporation (“Dome”) that occurred in April 2010 and raised approximately $5 million in a private placement in fiscal 2011. In addition, we raised approximately $10.5 million from an offering of our common stock to certain investors that occurred in December 2011. However, as of October 31, 2012, we had working capital of $2.9 million and cash and cash equivalents of $3.2 million, and the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial conditions and exploration activities. See Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

No commercially mineable ore body has been delineated on our Sierra Mojada Project or on our exploration licenses in Gabon, Africa, nor have our properties been shown to contain proven or probable mineral reserves. SRK Consulting (Canada), Inc. recently completed a technical report on the silver and zinc mineralization in the “Shallow Silver Zone” of the Sierra Mojada Project. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project, in Gabon or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

Our business plan is highly speculative, and its success largely depends on the successful exploration of our Sierra Mojada concessions.

Although we hold exploration licenses in Gabon, our business plan is focused on exploring the Sierra Mojada concessions to identify reserves, and if appropriate, to ultimately develop this property. Further, although we have recently reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of  whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and to construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, we will need to overcome various hurdles, including the completion of favorable feasibility studies, issuance of necessary permits, and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. Because of our focus on the Sierra Mojada Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico region, as the Sierra Mojada Project is located 250 kilometers north of this area.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the years ended October 31, 2012 and October 31, 2011, we suffered net losses of $13,360,411 and $12,237,360, respectively. At October 31, 2012, we had stockholders’ equity of $30,699,624 and working capital of $2,924,766. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our financial condition is affected in part by currency exchange rates, as portions of our exploration costs in Mexico and Gabon are denominated in the local currency. A weakening U.S. dollar relative to the Mexican peso will have the effect of increasing exploration costs while a strengthening U.S. dollar will have the effect of reducing exploration costs. The Gabon local currency is tied to the Euro. Some of our exploration activities in Mexico are tied to the peso. The exchange rates between the Euro and the U.S. dollar and between the peso and U.S. dollar have fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. We seek to mitigate exposure to foreign currency fluctuations by holding a majority of our cash balances in U.S. dollars.

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

•
exploration for minerals is highly speculative and involves substantial risks and is frequently un-productive, even when conducted on properties known to contain significant quantities of mineralization, and our exploration projects may not result in the discovery of commercially mineable deposits of ore;

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

Our activities are influenced by the prices of commodities, including silver, zinc, lead, gold, manganese and other metals. These prices fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

Our ability to establish reserves through our exploration activities, our future profitability and our long-term viability, depend, in large part, on the market prices of silver, zinc, lead, gold, manganese and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	supply of, and demand for, silver, zinc, lead, gold, manganese and other metals;

•	speculative activities and producer hedging activities;

•	expectations for inflation;

•	political and economic conditions; and

•	supply of, and demand for, consumables required for production.

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

Our exploration activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to the Sierra Mojada Project. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect our financial condition. Expansion of our activities will be subject to the need to obtain sufficient access to adequate supplies of water, assure the availability of sufficient power, as well as sufficient surface rights which could be affected by government policy and competing operations in the area.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of December 2012, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

In addition, in connection with the purchase of certain mining concessions, the prior management of Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located. The aggregate amount payable under this royalty is capped at $6.875 million, an amount that will only be reached if there is significant future production from the concessions.  In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay and, potentially, the suspension or termination of our exploration efforts.

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

We may face a shortage of water.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. Although the work completed on the Sierra Mojada Project thus far indicates that an adequate supply of water can probably be developed in the area for a future mining operation, we will need to obtain sufficient access to available water if the project eventually warrants development into a mining operation.

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

No dividends are anticipated.

At the present time, we do not anticipate paying dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on our earnings, if any, our financial requirements and other factors. There can be no assurance that we will pay dividends.

Our stock price can be extremely volatile.

Our common stock is listed on the TSX and NYSE MKT. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to announcements of our business developments, results and progress of our exploration activities at the Sierra Mojada Project and in Gabon, progress reports on our exploration activities, and other events or factors. In addition, stock markets have experienced extreme price volatility generally in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

•	volatility in metal prices;

•	political developments in the foreign countries in which our properties, or properties for which we perform services, are located; and

•	news reports relating to trends in our industry or general economic conditions.

These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain market prices at or near its offering price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NYSE MKT (formerly known as the NYSE Amex) under the symbol “SVBL.”   On August 26, 2010, our common stock began trading on the TSX under the symbol “SVB.”

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2012, October 31, 2011, as well as through December 31, 2012, as reported by the NYSE MKT and the TSX.

	NYSE MKT (SVBL)		Toronto Stock Exchange (SVB) (1)
	High	Low	High	Low
	($)		(Cdn$)
2013
First Quarter (through December 31, 2012)	$0.50	$0.40	$0.51	$0.36

2012
First Quarter (January 31, 2012)	$0.70	$0.45	$0.70	$0.45

Second Quarter (April 30, 2012)	0.66	0.47	0.60	0.48

Third Quarter (July 31, 2012)	0.54	0.39	0.53	0.41

Fourth Quarter (October 31, 2012)	0.55	0.42	0.54	0.44

2011
First Quarter	$1.37	$0.60	$1.27	$0.78

Second Quarter	1.45	0.88	1.33	0.88

Third Quarter	1.04	0.57	0.98	0.58

Fourth Quarter	0.77	0.45	0.75	0.50

(1)  Silver Bull began trading on the TSX on August 26, 2010.

The closing price of our Common Stock as reported on December 31, 2012 on the NYSE MKT, was $0.43 per share.

Holders

As of January 9, 2013, there were 186 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two calendar years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2012, we had two active formal equity compensation plans.

•
The 2006 Stock Option Plan (the “2006 Plan”) was adopted by the board of directors in May 2006, and approved by the stockholders in July 2006.  Five million shares of common stock are reserved for issuance under the 2006 Plan.  As of October 31, 2012, options to acquire 100,002 shares of common stock are outstanding pursuant to the 2006 Plan and   4,424,379 shares remain available for issuance under the plan.

•
The 2010 Stock Option and Bonus Plan (the “2010 Plan”) was adopted by the board of directors in December 2009 and approved by the stockholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2012, there are 13,616,015 shares reserved for issuance under the 2010 Plan.  Options to acquire 7,430,000 shares of common stock are outstanding pursuant to the 2010 plan, and 5,515,657 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	7,530,002(1)	$0.66	9,940,036(2)

Equity compensation plans not approved by security holders	90,000(3)	$0.34	—

Total	7,620,002	$0.66	9,940,036

(1)	Includes: (i) options to acquire 100,002 shares of common stock under the 2006 Plan; and (ii) options to acquire 7,430,000 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 4,424,379 shares of common stock available for issuance under the 2006 Plan; and (ii) 5,515,657 shares of common stock available for issuance under the 2010 Plan.

(3)	Includes warrants to purchase 90,000 shares as compensation for financial services to David Nahmias.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer

No sales of unregistered equity securities occurred during the period covered by this report and through January 9, 2013.

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

Performance Graph

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 8 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the  Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the cumulative return provided to stockholders of Silver Bull relative to the cumulative total returns of the NYSE MKT Composite Index (XAX) and the Philadelphia Gold and Silver Index (XAU).  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on October 31, 2007 and its relative performance is tracked through October 31, 2012.  The indices are included for comparative purpose only.

	Oct. 31, 2007	Oct. 31, 2008	Oct. 31, 2009	Oct. 31, 2010	Oct. 31, 2011	Oct.31, 2012
Silver Bull Resources, Inc. (SVBL)	$100.00	$13.19	$16.56	$19.33	$20.55	$15.03
NYSE MKT Composite Index (XAX)	$100.00	$57.97	$69.25	$82.36	$89.80	$93.24
Philadelphia Gold and Silver Index (XAU)	$100.00	$43.09	$83.27	$108.61	$106.99	$100.08

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data with respect to Silver Bull and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FINANCIAL HIGHLIGHTS

(In thousands, except per share data)

Year Ended October 31,	2012	2011	2010 (1)	2009	2008

Revenues	$—	$—	$—	$—	$—
Loss from operations	(13,380)	(11,745)	(10,838)	(4,453)	(8,743)
Net loss	(13,360)	(12,237)	(9,405)	(4,724)	(12,320)
Basic and diluted loss per common share	(0.10)	(0.11)	(0.12)	(0.12)	(0.31)
Cash and cash equivalents	3,201	4,240	10,571	1,483	2,229
Total assets	32,354	35,214	41,313	7,042	7,818
Stockholders’ equity	30,700	32,991	39,526	6,237	7,440

(1)
On April 16, 2010, we completed a merger transaction with Dome whereby Dome became our wholly owned subsidiary.  At the closing of the transaction, as a result of the transaction, $11,961,516 of net proceeds from Dome’s special warrant offering and the cash acquired in the transaction, our cash and cash equivalents increased by approximately $14,580,000.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera and Contratistas, and though Minera’s wholly-owned subsidiary Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

On April 16, 2010, we completed a merger transaction with Dome whereby Dome became our wholly-owned subsidiary.  Dome through its subsidiaries holds two exploration licenses in Gabon, West Africa covering approximately 4,000 square kilometers and entered into a joint venture agreement with a subsidiary of AngloGold on its Ndjole license and previously held Mevang license. Dome also entered into a second joint venture agreement on the Ogooue license held by AngloGold. The Ndjole and Mevang Joint Venture Agreement and Ogooue Joint Venture Agreement were terminated by AngloGold effective August 16, 2012.  We believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses. Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Year Developments

Sierra Mojada Property

In January 2012, the board of directors approved a calendar year 2012 exploration budget of $14.6 million for the Sierra Mojada Property and a $1.9 million budget for general and administration expense. The majority of budgeted expenditures related to drilling and metallurgy on the silver and zinc mineralization and concession option purchase agreement payments. Due to volatile market conditions as of June 2012, we decided to reduce activity at the Sierra Mojada Property. Our updated exploration budget for the Sierra Mojada property for the period from June 2012 to December 2012 was $4.5 million compared to $7.9 million in the original budget. The updated exploration budget focused on metallurgy, compiling geological data to better delineate future drill targets and a 3,000 meter underground drill program which was subsequently increased to 5,000 meters targeting silver and zinc mineralization defined by significant historical work in the Shallow Silver Zone.

Mineralized Material Estimate

On July 5, 2012, SRK Consulting (Canada), Inc. delivered a technical report (the “Report”) on the silver and zinc mineralization in the “Shallow Silver Zone” of the Sierra Mojada Property in accordance with the Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,118 diamond drill holes, 24 reverse circulation drill holes, 8,632 channel samples and 2,346 long holes. In total, these contain 160,120 assay records, of which 144,029 records contain silver and zinc assays values. At an economic cutoff grade of 15 grams/tonne of silver for mineralized material, the Report indicates mineralized material of 48.863 million tonnes at an average silver grade of 45.9 grams/tonne silver and an average zinc percentage of 0.93%. Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under the Securities and Exchange Commission’s Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Drilling

Approximately 19,400 meters of drilling from the surface, targeting the Shallow Silver Zone and 4,100 meters of underground drilling, targeting the Parrena adit, were completed from January 2012 to May 2012. From June 2012 to October 2012, we drilled from underground 3,500 meters targeting the silver mineralization, and 1,000 meters, targeting the zinc mineralization. From November 1, 2012 to December 31, 2012, we drilled 2,000 meters targeting the zinc mineralization.

The drilling work completed between June and December 2012 was completed using 2 underground “Termite” rigs “twinning” a series of historical drill holes at the eastern end of the known mineralization of the Sierra Mojada Property. The twinned holes were up to 50 meters long and were drilled using BQ sized diamond core. Twinned holes are drilled “beside” existing historical drill holes in order to confirm the grade and tenor of the historical data and increase confidence in the historical data set. 6,500 meters, or approximately 17% of a 38,000 meter historical data set, was twinned. The twinning program targeted two main areas of historical drilling, a 1.5 kilometer zone of silver mineralization at the eastern end of the Shallow Silver Zone and a 1 kilometer zone of zinc mineralization in the Zinc Zone.

In addition to confirming the grade and tenor of the silver and zinc mineralization with the twinning program, much of the historical longhole data set ended in significant mineralization. Therefore the program also tried to extend the bounds of the known mineralization by drilling longer holes. Due to the limited range of the Termite drills, and despite extending some holes by as much as 25 meters, a number of holes from the twinning program still ended in mineralization. The twinning program was completed in December 2012.

Metallurgical Studies

Our Vice President of Metallurgy, George Rawsthorne, in conjunction with outside metallurgical consultants, is leading our metallurgical program. The goal of this program is to test the silver mineralization for heap and agitation cyanide leach methods. We will also investigate how any low grade zinc (<1%) which reports with the silver mineralization, can be recovered. We will also review all of the previous metallurgical work completed on the Zinc Zone.

During November 2012, we received preliminary results for metallurgical testing on samples taken from a portion of the Shallow Silver Zone and the Zinc Zone. On the Shallow Silver Zone, metallurgical work focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system. On the Zinc Zone, metallurgical work focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Preliminary results from these initial tests were promising, and further metallurgical tests are continuing on samples taken from other areas of the Shallow Silver Zone and Zinc Zone.

Geological Mapping

In addition to drilling the extensions on the Shallow Silver Zone, a regional mapping and prospecting exploration program focused on the Palamos Negros and Dormidos is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone.

2013 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2013 exploration budget of $3.7 million for the Sierra Mojada Property. The focus of the 2013 calendar year exploration program is the completion of an updated NI 43-101 compliant resource estimate, continued metallurgical work as described previously and the completion of a preliminary economic assessment based on the updated resource estimate.

Gabon Property

The majority of our work in Gabon was previously conducted by AngloGold under the terms of certain joint venture agreements. Effective August 16, 2012, AngloGold terminated those agreements.  We continue to believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses.

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

Management Changes

On February 22, 2012, Joshua Crumb was appointed to the Board of Directors as an independent director. Mr. Crumb is an engineer and mineral economist with a wide range of executive experience in the mining industry. Mr. Crumb is a co-founder of LEC Minerals Inc, a private investment corporation that also provides advisory services for mining/exploration companies. Mr. Crumb was formerly the Senior Metals Strategist at Goldman Sachs, working in the commodity research division in London and has held various positions within the Lundin group of companies. Mr. Crumb holds a Bachelor of Science degree in Engineering and Master of Science in Mineral Economics from the Colorado School of Mines

On February 22, 2012, John McClintock was appointed to the Board of Directors. Mr. McClintock has a significant amount of experience in all facets of the mineral exploration business, which has come from managing large exploration organizations.  He currently serves as the President of McClintock Geological Management, which provides ongoing management services to Northisle Copper and Gold Inc. and Savant Explorations Ltd.  Mr. McClintock holds an MBA from Simon Fraser University and an undergraduate degree in geology, with honors, from the University of British Columbia.  He is a member of the Professional Engineers of British Columbia, the Prospectors and Developers Association of British Columbia, and the Association of Mineral Exploration of British Columbia.

On February 22, 2012, Dr. Nicole Adshead-Bell and Duncan Hsia informed the Board of Directors of their decision not to stand for re-election as directors of Silver Bull at the 2012 annual meeting of shareholders (the “Annual Meeting”). Accordingly, Dr. Adshead-Bell and Duncan Hsia ceased being directors of Silver Bull at the conclusion of the 2012 Annual Meeting.

On July 4, 2012,  the Independent Contractor Agreement between Silver Bull and Jason Cunliffe, Silver Bull’s Vice President of Exploration, was terminated.

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

Results of Operations

For the fiscal year ended October 31, 2012, we experienced a consolidated net loss of $13,360,000 or approximately $0.10 per share, compared to a consolidated net loss of $12,237,000 or approximately $0.11 per share during the fiscal year ended October 31, 2011. The $1,123,000 increase in the consolidated net loss was primarily due to a $2,916,000 increase in exploration and property holding costs in the 2012 fiscal year from the 2011 fiscal year and other income of $128,000 in the 2012 fiscal year compared to other expenses of $465,000 in the 2011 fiscal year. This was partially offset by a $876,000 recovery of uncollectible value-added taxes in the 2012 fiscal year compared to a $204,000 provision for uncollectible value added taxes in the 2011 fiscal year.

Exploration and Property Holding Costs

Exploration and property holding costs increased $2,916,000 to $11,289,000 in the 2012 fiscal year from $8,373,000 in the 2011 fiscal year primarily due to increased drilling costs due to higher drilling costs in the Parrena Adit, increased assay costs due to rush orders on certain assays and increased metallurgical costs as metallurgical work was a significant focus in the 2012 fiscal year. Also, we recorded a $2,006,000 concession impairment in the 2012 fiscal year as certain concessions in Gabon and Mexico will not be pursued and certain concessions which we plan to pursue did not have expected cash flows that supports the value of these assets before the impairment was recorded.

General and Administrative Costs

General and administrative expenses decreased $1,281,000 to $2,091,000 in the 2012 fiscal year from $3,372,000 in the 2011 fiscal year as described below.

Personnel costs decreased $323,000 to $1,046,000 in the 2012 fiscal year from $1,369,000 in the 2011 fiscal year. This decrease was primarily due to $165,000 non-recurring severance payment in the comparable period last year and lower stock based compensation, which decreased to $416,000 in the 2012 fiscal year from $587,000 in the 2011 fiscal year.

Office and administrative expenses increased $223,000 to $881,000 in the 2012 fiscal year from $658,000 in the 2011 fiscal year. This increase is mainly due to increased investor relation activities.

Professional fees decreased $124,000 to $465,000 in the 2012 fiscal year from $589,000 in the 2011 fiscal year. The decrease was primarily due a decrease in recruitment fees paid for new employees and a decrease in accounting and tax expenses.

Directors’ fees of $571,000 in the 2012 fiscal year was similar to $526,000 in the 2012 fiscal year.

We recorded a recovery of $876,000 in the 2012 fiscal year for uncollectible value-added taxes compared to a provision of $204,000 in the 2011 fiscal year.  The change in management expectation of collection was mainly due to value-added tax collected in Mexico of $3,332,000 inclusive of interest related to the tax returns filed in Mexico City for calendar year 2007 to 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received form tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expense)

We recorded other income of $128,000 in the 2012 fiscal year compared to other expense of $465,000 in the 2011 fiscal year. We recorded  interest income of $160,000 in the 2012 fiscal  year compared to $37,000 in the 2011 fiscal year. This increase in interest income was mainly as a result of interest received on value added tax collection in Mexico. We recorded a foreign currency transaction loss of $276,000 in the 2012 fiscal year compared to a foreign currency transaction loss of $349,000 in the 2011 fiscal year as discussed below. Also, we recorded miscellaneous income of $243,000 in the 2012 fiscal year compared to miscellaneous expense of $153,000 in the 2011 fiscal year. During the 2012 fiscal year we received supporting documents that allowed us to reduce our liability for certain withholding taxes. This amount has been accrued in 2011 fiscal year and was included in miscellaneous expense in the 2011 fiscal year.

The foreign currency transaction loss in the 2012 fiscal year was primarily the result of the depreciation of the Central African franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the 2011 fiscal year was primarily the result of the depreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the 2012 fiscal year, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Material Changes in Financial Condition, Liquidity and Capital Resources

Cash Flows

During the 2012 fiscal year we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property including property, property concession option purchase agreement payments and general and administrative expenses.  Additionally, during fiscal year 2012, we received net proceeds after offering costs of $10,218,000 as we closed registered direct offerings for the sale of 21,050,000 shares of common stock at a price of $0.50 per share during December 2011. As a result of the registered direct offerings offset by the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $4,240,000 at October 31, 2011 to $3,201,000 at October 31, 2012.

Cash flows used in operations for the 2012 fiscal year was $9,592,000 as compared to $11,503,000 in the 2011 fiscal year.  This decrease was mainly due to the collection of VAT receivable in 2012 fiscal year which was partially offset by a reduction in accounts payable and accrued liabilities.

Cash flows used in investing activity for the 2012 fiscal year was $1,615,000 as compared to $398,000 in the 2011 fiscal year. The increase was mainly due to property concession option payments of $1,548,000 in the 2012 fiscal year compared to $798,000 in the 2011 fiscal year which was offset by proceeds from equipment sales of $443,000 in the last fiscal year.

Cash flows provided by financing activities for the 2012 fiscal year was $10,254,000 as compared to $5,608,000 for the 2011 fiscal year. The significant increase is due to the registered direct offerings which closed in December 2011 for net proceeds of $10,218,000 compared to net proceeds of $4,917,000 for the private placement with Coeur d’Alene Mines Corporation and proceeds from exercise of warrants and options of $888,000 in the 2011 fiscal year.

Capital Resources

As of October 31, 2012, we had cash and cash on hand of $3,201,000 and working capital of $2,925,000 as compared to cash and cash on hand of $4,240,000 and working capital of $2,425,000 as of October 31, 2011. The decrease in our cash and cash on hand was primarily the result of cash used by operating and investing activities which was partially offset by the registered direct offerings in December 2011. The increase in our working capital was mainly due the expectation that value added taxes will be collected within twelve months of the balance sheet date and the decrease in accounts payable and accrued liabilities, which was partially offset by the decrease in cash and cash on hand.

Since inception, we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial conditions and exploration activities. See Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2013, the board of directors approved a calendar year 2013 exploration budget of $3.7 million for the Sierra Mojada Property and a $2.0 million budget for general and administrative expenses. As of December 31, 2012, we had approximately $2.1 million in cash on hand, and therefore we anticipate that we will need to raise additional capital to fully fund the calendar year 2013 exploration program at the Sierra Mojada Property and for general and administrative expenses. We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2012:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases	318	90	228	-
Sierra Mojada concession option purchase payments	20,053	1,611	18,442	-	-
Ndjole and Mitzic required concession expenditures	1,576	525	1,051
Total	21,947	2,226	19,721	-	-

The above table assumes the Poder de Dios, Anexas a Poder de Dios and Amplicaion a Poder de Dios option purchase price is exercised on January 1, 2014, the La Perla, La India and La India Dos option purchase price is exercised on January 1, 2014 and the Nuevo Dulces Nombres, Yolanda III option purchase is exercised on August 1, 2016. Also, the above table assumes that the Gabon government amends the Ndjole and Mitzic concessions licenses  to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent Accounting Pronouncements Adopted in the Year Ended October 31, 2012

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, FASB issued ASU 2011-08 “Intangibles – Goodwill and Other.” This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The adoption of this guidance will not have a significant impact on our financial position, result of operations or cash flow.

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reposting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets and calculating stock-based compensation.

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

We perform goodwill annual impairment tests at April 30 each fiscal year and when events and circumstances indicate that the carrying amounts may no longer be recoverable. Goodwill is assessed at the reporting unit level. In performing the impairment tests, we estimate the fair values of our reporting units that include goodwill and compare those fair values to the reporting units’ carrying amounts. If a reporting unit’s carrying amount exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to the carrying amount, and any excess of the carrying amount of goodwill over the implied fair value is charged to earnings.

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

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2012 and October 31, 2011 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not.”

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

We also used the Black-Scholes valuation model to determine the fair market value of warrants.  Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

Foreign Currency Translation

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

During the year ended October 31, 2012 our Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2012.

As at November 1, 2011, we determined that the functional currency of our Mexican subsidiaries changed from the Mexican peso to the U.S. dollar. During the year ended October 31, 2012 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of $2,231.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican pesos (“$MXN”), Central African francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms.  As of October 31, 2012, we maintained the majority of our cash balance in U.S. Dollars. We currently do not engage in any currency hedging activities.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of October 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on the evaluation as of October 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)      Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2012, was effective.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

(c)      Attestation Report of Registered Public Accounting Firm

Hein & Associates LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is required under this Item 9A and is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

(d)      Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended October 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silver Bull Resources, Inc.

We have audited Silver Bull Resources, Inc’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Silver Bull Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Silver Bull Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silver Bull Resources, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended and for the period from inception (November 8, 1993) to October 31, 2012, and our report dated January 9, 2013 expressed an unqualified opinion.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 9, 2013

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page 33.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.1.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/12/2007	1

10.2	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.3	2010 Stock Option Plan and Stock Bonus Plan, as amended	8-K	02/28/2012	10.1

10.6	Employment agreement with Brian Edgar	10-Q	07/31/2011	10.2

10.7	Employment agreement with Timothy Barry	10-Q	07/31/2011	10.1

10.8	Employment agreement with Sean Fallis	10-Q	04/30/2012	10.1

14	Code of Ethics	10-KSB	01/31/2007	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Hein & Associates LLP				X

23.2	Consent of SRK Consulting (Canada) Inc.				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

99.1	Sierra Mojada location map. (1)	X

99.2	Gabon location map. (1)	X

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1) Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 9, 2013	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2013	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 9, 2013	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 9, 2013	By:	/s/ Joshua Crumb
Joshua Crumb,
Director

Date: January 9, 2013	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 9, 2013	By:	/s/ Murray Hitzman
Murray Hitzman,
Director

Date: January 9, 2013	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 9, 2013	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7 - F-13

Notes to Consolidated Financial Statements	F-14 - F-35

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Silver Bull Resources, Inc.
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and for the period from inception (November 8, 1993) to October 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (November 8, 1993) to October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silver Bull Resources, Inc.’s and subsidiaries’ internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2013 expressed an unqualified opinion on the effectiveness of Silver Bull Resources, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 9, 2013

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	October 31, 2012	October 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,201,240	$4,239,899
Restricted cash (Note 3)	12,614	77,068
Value-added tax receivable, net of allowance for uncollectible taxes of $203,835 and $nil, respectively (Note 4)	940,212	—
Other receivables	116,251	80,789
Prepaid expenses and deposits	308,453	250,219
Total Current Assets	4,578,770	4,647,975

PROPERTY CONCESSIONS
Sierra Mojada, Mexico (Note 5)	6,326,139	4,846,687
Gabon, Africa (Notes 5 and 7)	2,200,523	4,500,148
	8,526,662	9,346,835

EQUIPMENT
Office and mining equipment, net of accumulated depreciation of $739,258 and $973,457, respectively (Note 6)	709,322	785,486

OTHER ASSETS
Value-added tax receivable, net of allowance for uncollectible taxes of $nil and $1,380,818, respectively (Note 4)	—	1,826,664
Goodwill (Note 8)	18,495,031	18,495,031
Other assets	43,843	112,170
	18,538,874	20,433,865

TOTAL ASSETS	$32,353,628	$35,214,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$500,619	$798,679
Accrued liabilities and expenses	654,750	874,605
Income tax payable	8,540	7,842
Payable to AngloGold (Note 7)	490,095	541,913
Total Current Liabilities	1,654,004	2,223,039

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 16)

STOCKHOLDERS’ EQUITY (Notes 10, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 136,160,157 and 115,110,157 shares issued and outstanding, respectively	1,361,601	1,151,101
Additional paid-in capital	116,199,819	105,201,435
Deficit accumulated during exploration stage	(86,920,276)	(73,559,865)
Other comprehensive income	58,480	198,451
Total Stockholders’ Equity	30,699,624	32,991,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,353,628	$35,214,161

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2012
REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	9,145,570	8,099,070	45,052,760
Depreciation and asset write-off (Note 5)	2,143,300	274,381	3,565,301
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	11,288,870	8,373,451	48,618,061

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	1,046,177	1,368,524	16,832,640
Office and administrative (Note 9)	880,914	658,225	4,887,625
Professional services	464,652	589,246	8,415,462
Directors’ fees	570,855	526,459	5,008,956
(Recovery of) provision for uncollectible value-added taxes	(875,491)	204,190	534,094
Depreciation	3,784	25,285	264,564
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,090,891	3,371,929	35,943,341

LOSS FROM OPERATIONS	(13,379,761)	(11,745,380)	(84,561,402)

OTHER INCOME (EXPENSES)
Interest and investment income	160,424	36,535	1,095,322
Foreign currency transaction loss	(276,263)	(348,813)	(3,113,495)
Miscellaneous income (expense)	243,398	(152,845)	22,680
TOTAL OTHER INCOME (EXPENSES)	127,559	(465,123)	(1,995,493)

LOSS BEFORE INCOME TAXES	(13,252,202)	(12,210,503)	(86,556,895)

INCOME TAX EXPENSE (Note 14)	108,209	26,857	237,291

NET LOSS	$(13,360,411)	$(12,237,360)	$(86,794,186)

OTHER COMPREHENSIVE (LOSS) INCOME Foreign currency translation adjustments	(139,971)	(1,232,438)	58,480

COMPREHENSIVE LOSS	$(13,500,382)	$(13,469,798)	$(86,735,706)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	133,743,777	109,977,943

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,360,411)	$(12,237,360)	$(86,794,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	2,147,084	241,150	3,798,222
(Recovery of) provision for uncollectible value-added taxes	(875,491)	204,190	527,119
Noncash expenses	—	—	126,864
Foreign currency transaction loss	306,446	173,930	3,134,722
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	991,110	1,129,421	10,135,739
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	1,679,948	(1,471,491)	(1,661,149)
Restricted cash	58,100	(75,839)	(17,739)
Other receivables	(34,799)	(63,268)	(103,865)
Prepaid expenses and deposits	(42,081)	4,906	(288,642)
(Increase) decrease in, net of merger transaction:
Accounts payable	(282,495)	100,577	282,098
Income tax payable	717	8,363	11,969
Accrued liabilities and expenses	(179,420)	666,897	742,703
Accrued severance costs	—	(184,000)	—
Other liabilities	—	—	7,649
Net cash used by operating activities	(9,591,292)	(11,502,524)	(62,011,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome	—	—	2,618,548
Equipment purchases	(77,380)	(142,508)	(3,095,062)
Proceeds from sale of equipment	9,779	442,665	461,344
Proceeds from mining concession option payment	—	100,000	200,000
Acquisition of property concessions	(1,547,736)	(797,960)	(7,351,212)
Net cash used by investing activities	(1,615,337)	(397,803)	(7,166,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	10,217,774	4,917,221	64,908,705
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	188,913	188,913
Proceeds from exercise of warrants	—	699,344	6,350,286
Deferred offering costs	50,706	(94,549)	(43,843)
Payable to AngloGold	(14,166)	(102,778)	465,429
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	10,254,314	5,608,151	72,833,597

Effect of exchange rates on cash and cash equivalents	(86,344)	(38,523)	(454,115)

Net (decrease) increase in cash and cash equivalents	(1,038,659)	(6,330,699)	3,201,240
Cash and cash equivalents beginning of period	4,239,899	10,570,598	—

Cash and cash equivalents end of period	$3,201,240	$4,239,899	$3,201,240

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,		Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2012

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$93,955	$23,556	$234,519
Interest paid	$440	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$727	$59,947

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

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139

Issuance of common stock as follows:
- for cash at an average price of $0.46 per share with attached warrant	6,700,000	67,000	3,043,000	—	—	—	3,110,000
- for special warrant offering at an average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	—	—	—	11,961,516
- for Dome merger consideration at $1.26 per share with attached warrant (Note 3)	19,714,989	197,150	24,643,736	—	—	—	24,840,886
- for directors fees at an average price of $0.81 per share	118,800	1,188	94,644	—	—	—	95,832

Stock option and warrant activity as follows:
- warrants issued to replace Dome warrants as of Merger Date (Note 3)	—	—	1,895,252	—	—	—	1,895,252
- warrants issued at an average price of $0.41 per share	2,308,281	23,082	930,512	—	—	—	953,594
- for cashless exercise of options	243,669	2,437	(2,437)				—
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	67,065	—	—	—	67,065
- stock based compensation for options issued to officers and independent directors	—	—	860,934	—	—	—	860,934
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(1,090,707)	(1,090,707)
Net loss for the year ended October 31, 2010	—	—	—	—	(9,405,490)	—	(9,405,490)

Balance, October 31, 2010	105,929,762	$1,059,297	$98,358,340	$—	$(61,322,505)	$1,430,889,	$39,526,021

Issuance of common stock as follows:
- for cash at an average price of $0.68 per share less offering costs of $82,819	7,353,000	73,530	4,843,691	—	—	—	4,917,221
Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	1,129,421	—	—	—	1,129,421
- exercise of warrants at an average price of $0.50 per share	1,385,353	13,854	685,490	—	—	—	699,344
- stock options exercised at an average price of $0.51 per share	369,355	3,693	185,220	—	—	—	188,913
- for cashless exercise of options	72,687	727	(727)	—	—	—	—
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(1,232,438)	(1,232,438)
Net loss for the year ended October 31, 2011	—	—	—	—	(12,237,360)	—	(12,237,360)

Balance, October 31, 2011	115,110,157	$1,151,101	$105,201,435	$—	$(73,559,865)	$198,451	$32,991,122

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2011	115,110,157	$1,151,101	$105,201,435	$—	$(73,559,865)	$198,451	$32,991,122

Issuance of common stock as follows:
- for cash at an average price of $0.50 per share less offering costs of $304,244	20,755,000	207,550	9,865,706	—	—	—	10,073,256
- for cash at an average price of $0.50 per share less offering costs of $2,982	295,000	2,950	141,568	—	—	—	144,518

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	991,110	—	—	—	991,110
Other Comprehensive Loss – Foreign Currency Translation Adjustment	—	—	—	—	—	(139,971)	(139,971)
Net loss for the year ended October 31, 2012	—	—	—	—	(13,360,411)	—	(13,360,411)
Balance, October 31, 2012	136,160,157	$1,361,601	$116,199,819	$—	$(86,920,276)	$58,480	$30,699,624

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Silver Bull Resources, Inc. (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects, and may never enter into the development with respect to any of its projects.

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements except as disclosed in Note 5

Liquidity, Financial Commitments and Management’s Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $86,794,186 from inception through October 31, 2012.  Accordingly, the Company has not generated cash flow from operations and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2012, the Company had working capital of $2,924,766 and cash and cash equivalents of $3,201,240. Management is exploring various sources of additional capital, including additional equity funding. If management is unable to obtain additional capital, then operations will need to be significantly reduced and management will attempt to renegotiate certain concession option purchase agreements, which are further described in Note 16. A significant reduction in operations or inability to renegotiate certain concession option purchase agreements will result in an adverse impact to the Company’s business, financial condition and exploration activity.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets and calculating stock-based compensation.

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2012, the Company has not recognized any revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity of three month or less.

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

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2012 and October 31, 2011 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

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

The Company also used the Black-Scholes valuation model to determine the fair market value of warrants.   Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 7,620,002 shares and 6,355,864 shares outstanding at October 31, 2012 and 2011, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

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

During the year ended October 31, 2012 the Company’s Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

As at November 1, 2011, the Company determined that the functional currency of the Company’s Mexican subsidiaries changed from the Mexican peso (“$MXN”) to the U.S. dollar. During the twelve months ended October 31, 2012 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

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

NOTE 3 – RESTRICTED CASH

At October 31, 2012, the Company has $12,614 of restricted cash which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use on exploration costs related to the joint venture agreements with AngloGold (Note 7). Due to the termination of the joint venture agreements, this cash will be returned to AngloGold.

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. As a result of VAT collections in Mexico during the twelve months ended October 31, 2012 and certain approvals received from the Gabon tax authority, the Company estimates net VAT of $940,212 will be received within twelve months of the balance sheet date.

During 2008, the Company filed VAT tax returns with the Mexican authorities to recover VAT taxes paid by its Mexican subsidiaries from 2005 through 2008.  The Mexican authorities reviewed the VAT tax returns filed and requested the Company provide copies of supporting documentation for amounts filed. During 2008 and 2009, the Company worked extensively with VAT tax consultants and Mexican authorities to provide the requested documentation and answer questions related to these tax returns, but was unable to recover the VAT tax amounts.

As the result of these difficulties, the Company applied for authorization before the tax authorities to transfer the tax office jurisdiction to Mexico City effective January 1, 2012 and in December 2011 the Company received this authorization. During the year ended October 31, 2012, the Company has received $3,332,419 inclusive of interest related to the tax returns filed in Mexico City for calendar years 2007 to 2012.

Management evaluated the VAT receivable and decreased the allowance for uncollectible taxes to $203,835. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received form tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the year ended October 31, 2012, a recovery of uncollectible VAT of $875,491 has been recorded.

A summary of the changes in the allowance for uncollectible taxes for the twelve months ended October 31, 2012 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2011	$1,380,818
Recovery of uncollectible VAT Taxes	(875,491)
Write-off VAT receivable	(256,882)
Foreign currency translation adjustment	(44,610)
Allowance for uncollectible taxes – October 31, 2012	$203,835

NOTE 5 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico and Gabon, Africa as at October 31, 2012 and 2011, respectively:

	Sierra Mojada,	Gabon,
	Mexico	Africa
Property Concessions – October 31, 2010	$4,318,292	$4,396,915
Acquisitions	797,960	—
Joint venture agreement payment received (Note 7)	—	(100,000)
Foreign currency translation adjustment	(269,565)	203,233
Property Concessions – October 31, 2011	$4,846,687	$4,500,148
Acquisitions	1,547,736	—
Impairment	(68,284)	(1,937,381)
Foreign currency translation adjustment	—	(362,244)
Property Concessions – October 31, 2012	$6,326,139	$2,200,523

Sierra Mojada, Mexico

During the year ended October 31, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result the Company has written off the capitalized property concession balance related to these concessions of $68,284.

Gabon, Africa

During the year ended October 31, 2012, the Company and AngloGold decided not to pursue further work on the Mevang and Ogooue concessions (Note 7). As a result, the Company has written off to $nil the capitalized property concession balance related to these concessions of $286,710 for Mevang and $570,671 for Ogooue.

On October 31, 2012, the Company reviewed the carrying values of the Mitzic and Ndjole licenses and determined that they were impaired as their carrying amounts were not recoverable from their related estimated future undiscounted cash flows. The fair value of the licenses was determined using a discounted cash flow model, incorporating unobservable inputs such as anticipated cash inflows and cash outflows, a risk adjusted discount rate, and other factors. This impairment resulted in the Company writing off a portion of the capitalized property concession balance of $590,000 and $490,000 related to the Mitzic and Ndjole licenses respectively. As of October 31, 2012 the property concession balance related to the Mitzic license is $302,630 and the property concession balance related to the Ndjole license is $1,897,893.

NOTE 6 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's property and equipment at October 31, 2012 and October 31, 2011, respectively:

	October 31,	October 31,
	2012	2011

Mining equipment	$799,724	$1,051,312
Vehicles	215,618	229,912
Buildings and structures	197,723	186,041
Computer equipment and software	141,978	203,000
Well equipment	39,637	39,637
Office equipment	53,900	49,041
	1,448,580	1,758,943
Less: Accumulated depreciation	(739,258)	(973,457)
	$709,322	$785,486

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

Pursuant to the terms of the joint venture agreement, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. AngloGold would typically fund in advance of exploration costs.  Any funds received in excess of exploration costs are reflected as a payable to AngloGold on the Company’s consolidated balance sheet.  As of October 31, 2012, the payable to AngloGold was $490,095.

On August 1, 2012, the Company received notification from AngloGold that AngloGold was terminating the Ndjole and Mevang Joint Venture Agreement effective August 16, 2012 and a 100% interest in the Ndjole license has reverted back to the Company. A 100% interest in the Mevang license did not revert back to the Company as this license was previously relinquished. AngloGold incurred exploration expenditures of $5.9 million on the Ndjole and Mevang licenses during the joint venture.

NOTE 8 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. As at April 30, 2012, the Company performed the annual goodwill impairment test. The first step of the impairment test resulted in the fair value of the reporting unit significantly exceeding the carrying value of the net assets. Therefore the Company did not proceed to step two of the impairment test. As at October 31, 2012 the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at October 31, 2012 and 2011, respectively:

Goodwill – October 31, 2010	$19,738,862
Foreign currency translation adjustment	(1,243,831)
Goodwill – October 31, 2011	$18,495,031
Goodwill – October 31, 2012	$18,495,031

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the year ended October 31, 2012 and October 31, 2011, the Company paid $54,000 and $125,939 respectively to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right has attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of October 31, 2012, there are 136,160,157 shares outstanding with Rights attached.

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

NOTE 11 - COMMON STOCK

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

In August 2010, the Company completed a private placement of 200,000 units at a price of $0.60 per unit, with each unit consisting of one share of restricted common stock and one stock purchase warrant.  Each warrant entitled the holder to purchase one share of common stock. Each whole warrant was exercisable at $0.70 per share and had a term of one year.  Net proceeds from this placement were $120,000.

On April 16, 2010, the Company completed a merger with Dome and issued a total of 47,724,583 shares of common stock for all the issued and outstanding shares of Dome. Based upon the closing exchange ratio of 0.968818 shares of Silver Bull common shares for each single share of Dome common stock, the Company determined that 28,009,594 common shares of Silver Bull were issued pursuant to the special warrant offering and 19,714,989 common shares of Silver Bull were issued for merger consideration.  After deducting offering costs of $1,048,484, the total net proceeds from the special warrant offering were $11,961,516.

Pursuant to ASC 805-10, the 19,714,989 shares issued for merger consideration were measured at $1.26, the closing market price of the Company’s common stock on April 16, 2010.

On January 10, 2010, Dome raised $13,010,000 through a private placement of special warrants.  The private placement was completed through a syndicate of Canadian investment dealers and each special warrant automatically converted into one share of Dome common stock immediately prior to the closing of the merger with Dome.  The funds were held in escrow pending the closing.

On December 22, 2009, the Company closed a private placement of 6,500,000 units, at a price of $0.46 per unit, with each unit consisting of one share of common stock of the Company and one common stock purchase warrant of the Company, two of which warrants entitled the holder to purchase one share of common stock. As a result of the closing of the merger with Dome on April 16, 2010, the warrants issued as part of this private placement were terminated in accordance with their terms.  Total proceeds from this private placement were $2,990,000.

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

During the year ended October 31, 2009, the Company completed a private placement of 5,291,952 units at $0.25 per unit.  Each unit consisted of one share of restricted common stock and one half of a warrant.  Each whole warrant was exercisable at $0.50 per share and had a term of 3 years.  Net proceeds from these placements were $1,322,988. Also during 2009, the Company issued 3,703,450 shares of common stock for warrants exercised at an average cash consideration of $0.34 per share and issued 129,600 shares of common stock at an average market price of $0.36 per share to its independent directors for services provided.

During the year ended October 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share.  In addition, the Company granted 38,000 shares to three employees of Contratistas at an average market price of $2.18.  The Company also issued 145,200 shares of common stock at an average market price of $1.69 per share to its independent directors for certain services provided during the year ended October 31, 2007 and for services provided in the year ended October 31, 2008.  The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the year ended October 31, 2007.

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

During the year ended October 31, 2000, the Company sold 1,440,500 shares of its common stock for $3,986,625 cash, issued 120,000 shares of common stock for services valued at $153,360, issued 15,000 shares of common stock for equipment valued at $25,000 and issued 950,000 shares of common stock for options exercised at $0.86 per share.

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

During the year ended October 31, 1996, the Company issued 1,320,859 shares of common stock for $146,359 in cash. During October 1996, the Company issued 150,000 shares of common stock for computer equipment valued at $15,000. Also during October 1996, the Company issued 120,000 shares of common stock to Mr. Gorski and an additional 20,000 shares of common stock to Mr. Ryan for services rendered valued at $14,000.

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

NOTE 12 - STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the year ended October 31, 2012 and 2011 are as follows:

Fiscal Year Ended October 31,
Options	2012	2011

Expected volatility	61% - 104%	96% - 113%
Risk-free interest rate	0.29% - 0.63%	0.39% -1.53%
Dividend yield	—	—
Expected term (in years)	2.50 – 5.00	2.50 – 3.50

During the year ended October 31, 2012, the Company granted options to acquire 4,995,000 shares of common stock with a weighted-average grant-date fair value of $0.26 per share. No options were exercised during the year ended October 31, 2012.

During the year ended October 31, 2011, options to acquire 369,355 shares of common stock were exercised at an average exercise price of $0.51 per share.  In addition, options to acquire 400,261 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 72,687 shares without payment of the exercise price and the remaining options for 327,574 shares were cancelled. The options had a combined intrinsic value of $197,034 at the time of exercise. Also during the year ended October 31, 2011, the Company granted options to acquire 2,295,000 shares of common stock with a weighted-average grant-date fair value of $0.58.

The following is a summary of stock option activity for the fiscal years ended October 31, 2012 and 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 1, 2010	6,901,692	$1.59
Granted	2,295,000	0.90
Exercised	(442,042)	0.52
Forfeited	(947,621)	0.82
Expired	(3,255,121)	2.23
Outstanding at October 31, 2011	4,551,908	$1.06	3.60	$33,600
Granted	4,995,000	0.53
Forfeited or cancelled	(2,016,906)	1.23
Expired	—	—
Outstanding at October 31, 2012	7,530,002	$0.66	3.93	$12,500

Vested or Expected to Vest at October 31, 2012	7,530,002	$0.66	3.93	$12,500
Exercisable at October 31, 2012	4,383,334	$0.72	3.57	$4,167

The Company recognized stock-based compensation costs for stock options of $991,110 and $1,129,421 for the fiscal years ended October 31, 2012 and 2011, respectively.   As of October 31, 2012, there remains $486,459 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.59 years.

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

In February 2007, options for 210,000 shares of the Company’s common stock granted under the Company’s 2001 Equity Incentive Plan were exercised under the “cashless exercise” provision of the Plan, whereby recipients elected to receive 126,000 shares without payment of the exercise price, and the remaining options for 84,000 shares were cancelled.

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

Summarized information about stock options outstanding and exercisable at October 31, 2012 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.44 - 0.73	6,625,000	3.99	$0.58	3,729,999	$0.62
1.00 - 1.20	805,000	3.30	1.11	553,333	1.10
2.18	100,002	5.22	2.18	100,002	2.18
$0.44 - 2.18	7,530,002	3.93	$0.66	4,383,334	$0.72

A summary of the non-vested options as of October 31, 2012 and 2011 and changes during the fiscal years ended October 31, 2012 and 2011 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2010	1,963,337	$0.51
Granted	2,295,000	0.58
Vested	(1,785,950)	0.54
Forfeited	(952,382)	0.55
Nonvested at October 31, 2011	1,520,005	$0.56
Granted	4,995,000	0.26
Vested	(2,658,329)	0.33
Forfeited	(710,008)	0.40
Nonvested at October 31, 2012	3,146,668	$0.32

NOTE 13 - WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2012 and 2011 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2010	12,315,677	$1.21
Exercised	(1,385,353)	0.50
Forfeited or expired	(9,126,368)	1.30
Outstanding at October 31, 2011	1,803,956	$1.30	0.60	$236,073
Forfeited or expired	(1,713,956)	1.35
Outstanding at October 31, 2012	90,000	$0.34	0.28	$13,500
Exercisable at October 31, 2012	90,000	$0.34	0.28	$13,500

No warrants were exercised or issued during the year ended October 31, 2012.

During the year ended October 31, 2011, warrants to acquire 1,385,353 shares of common stock were exercised at an average exercise price of $0.50 share. The warrants had an intrinsic value of $786,112 at time of exercise.

Summarized information about warrants outstanding and exercisable at October 31, 2012 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	90,000	0.28	$0.34	90,000	$0.34

Pursuant to the private placement transaction that closed in August 2010, the Company issued warrants to acquire 200,000 shares of common stock.

In connection with the merger with Dome, the Company issued 2,228,281 warrants with an exercise price of $0.41 to replace all of the outstanding warrants of Dome at the time of the merger.  The fair value of the warrants using the Black-Scholes valuation model was $1,895,252 using an average risk free interest rate of 0.12%, average expected volatility of 98%, dividend yield of 0%, and average contractual term of 0.19 years. All of these warrants were subsequently exercised in June 2010.  The warrants had an intrinsic value of $631,669 at time of exercise.

Pursuant to the private placement transaction that closed in December 2009, the Company issued warrants to acquire 3,250,000 shares of common stock. The warrants were only to be exercisable if the merger agreement between Dome and Silver Bull was terminated and then only for a term extending until one year following the date of issuance, with an average exercise price of $0.57 per share of common stock.  As a result of the closing of the merger with Dome on April 16, 2010, the warrants issued in this private placement were terminated in accordance with their terms.

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

At October 31, 2000, there were outstanding warrants to purchase 996,500 shares of the Company’s common stock, at prices ranging from $0.75 to $2.00 per share. The warrants, which became exercisable in 1999, but have not been exercised, expired at various dates through 2005. These warrants were valued at $543,980 using the Black-Scholes option pricing model using a risk free interest of 5%, volatility of 30% and 50% and expected life of 5 to 10 years.

NOTE 14 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return and a Canadian branch return on a fiscal year-end basis and files Mexican income tax returns for its three Mexican subsidiaries on a calendar year-end basis.  The Company and two of its wholly-owned subsidiaries, Minera and Minas, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera on the services it provides.

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation files tax returns in the United States and Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL file tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2012	2011
Foreign
Current tax expense	$108,000	$27,000
Deferred tax expense	—	—
	$108,000	$27,000

The Company’s provision for income taxes for the fiscal year ended October 31, 2012 consisted of a tax expense of $108,000 related to a provision to income taxes expense for Contratistas and the Silver Bull Canadian branch return for the year ended October 31, 2012.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2012	2011

Income tax benefit calculated at U.S. Federal Income tax rate	$(4,638,000)	$(4,274,000)

Differences arising from:
Permanent differences	3,546,000	(58,000)
Benefit from lower foreign income tax rate	396,000	489,000
Increase in state tax rates	—	1,053,000
Adjustment to prior year taxes	(109,000)	(11,000)
Inflation adjustment foreign net operating loss	(261,000)	(226,000)
Foreign currency fluctuations	(143,000)	310,000
Increase in valuation allowance	1,105,000	2,702,000
Other	212,000	42,000
Net income tax provision	$108,000	$27,000

The components of the deferred tax assets at October 31, 2012 and 2011 were as follows:

	October 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards – U.S.	$11,708,000	$10,889,000
Net operating loss carryforwards – Mexico	8,618,000	6,519,000
Stock-based compensation – U.S.	116,000	3,271,000
Exploration costs	1,827,000	1,015,000
Other – U.S.	25,000	84,000
Other – Mexico	46,000	366,000
	22,340,000	22,144,000

Deferred tax liability
Mining Concessions	(630,000)	(1,539,000)
Total net deferred tax assets	21,710,000	20,605,000
Less: valuation allowance	(21,710,000)	(20,605,000)
Net deferred tax asset	$—	$—

At October 31, 2012 the Company has U.S. net operating loss carry-forwards of approximately $33 million which expire in the years 2013 through 2032.  The Company has approximately $31 million of net operating loss carry-forwards in Mexico which expire in the years 2015 through 2022.

The valuation allowance for deferred tax assets of $21.7 and $20.6 million at October 31, 2012 and 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

Mexico Tax Legislation

Mexican companies are subject to a dual tax system comprised of ISR (Income Tax) and IETU (Flat Tax). The Mexican subsidiaries are subject to pay the greater of the ISR and IETU and therefore the Company determines its deferred income taxes based on the tax regime it expects to be subject to in the future. In 2012 and 2011 the ISR rate was 30%.  The Mexican Senate has approved an ISR rate of 30% in 2013, 29% in 2014 and 28% for 2015 and thereafter. The IETU is 17.5% in 2010 and thereafter.

Net Operating Loss Carry-forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the realization of the deferred tax asset is uncertain.  As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations and comprehensive loss.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2012 and 2011, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2012 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2008 and all following years
Mexico:	2007 and all following years
Canada:	2009 and all following years
Gabon, Africa:	2009 and all following years

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

NOTE 15 – FINANCIAL INSTRUMENTS

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2012 and October 31, 2011, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at October  31, 2012 and 2011 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of October 31, 2012 and 2011, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $2,868,917 and $4,008,674 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash and restricted cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2012 and 2011, the US dollar equivalent balance for these accounts was $100,000 and $116,451, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2012, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,231.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, MXN, Central African francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms. As of October 31, 2012, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Employment and Consulting Agreements

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

The Company has agreed to pay a consultant company upon a change of control (which is defined in the consulting agreement) occurring on or before June 30, 2013, a payment of $200,000, if the consultant company terminates the consulting agreement within one month of such change in control.

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

Olympia (1 concession)

Payment Date	Payment Amount
February 2013	$MXN 470,000
August 2013	$MXN 1,000,000

Maravillas, Ampl. Sierra Mojada and Sierra Mojada (3 concessions)

Payment Date	Payment Amount
April 2013	$MXN 800,000
October 2013	$MXN 1,800,000
April 2014	$MXN 2,400,000
April 2015	$MXN 6,000,000
Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount (1)
Monthly payment beginning August 2014 and ending August 2016	$20,000 per month

(1)          In August 2016, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million.

Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount	Option Purchase Price (1)
April 2013	$300,000	$5 million
October 2013	$300,000	$5 million
April 2014	$300,000	$6 million
October 2014	$300,000	$6 million
April 2015(2)	$300,000	$7 million

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

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2013	$300,000
April 2014	$300,000

La Perla, La India, and La India Dos (3 concessions)

Payment Date	Payment Amount	Option Purchase Price (1)
April 2013	$400,000	$4 million
April 2014	$500,000	$5 million

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the purchase price at that point in time for the acquisition of 100% of the concessions. Upon payment of the option purchase price, no subsequent payments are required.

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The Company plans to request the concession licenses be amended to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of October 31, 2012, one U.S. dollar approximates $CFA 508.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014 with a further increase to $CDN 7,981 on April 1, 2016. As of October 31, 2012, one U.S. dollar approximates $CDN 1.00.

NOTE 17 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

 Geographic information is approximately as follows:

	For the Year Ended October 31,		Period from November 8, 1993 (Inception) To October 31,
	2012	2011	2012
Net (loss) for the period
Mexico	$(7,672,000)	$(8,878,000)	$(45,217,000)
Canada	(3,038,000)	(1,244,000)	(4,324,000)
Gabon	(2,650,000)	(325,000)	(2,944,000)
United States	—	(1,790,000)	(34,309,000)
	$(13,360,000)	$(12,237,000)	$(86,794,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2011:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$40,000	$4,160,000	$18,000	$21,000	$4,239,000
Restricted cash	-	-	-	77,000	77,000
Other receivables	-	72,000	9,000	-	81,000
Prepaid expenses and deposits	-	100,000	150,000	-	250,000
Property concessions	-	-	4,847,000	4,500,000	9,347,000
Office and mining equipment, net	-	7,000	764,000	14,000	785,000
Value-added tax receivable – long term, net	-	-	1,278,000	549,000	1,827,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	95,000	-	18,000	113,000
	$40,000	$4,434,000	$25,561,000	$5,179,000	$35,214,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,		Period from November 8, 1993 (Inception) To October 31,
	2012	2011	2012
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(8,887,000)	$(8,071,000)	$(45,914,000)
Gabon Ndjole	(745,000)	(125,000)	(870,000)
Gabon Mitzic	(800,000)	(177,000)	(977,000)
Gabon Ogooue	(570,000)	—	(570,000)
Gabon Mevang	(287,000)	—	(287,000)
	$(11,289,000)	$(8,373,000)	$(48,618,000)

NOTE 18 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended October 31, 2012 and 2011:

2012
	Q1	Q2	Q3	Q4
Revenues	$-	-	-	-
Loss from operations	(3,434,849)	(3,612,507)	(2,505,407)	(3,826,998)
Other (expense) income	(153,677)	288,069	(185,609)	178,776
Income tax expense	4,962	71,686	24,722	6,839
Net loss	(3,593,488)	(3,396,124)	(2,715,738)	(3,655,061)
Basic and diluted net loss per common share	(0.03)	(0.02)	(0.02)	(0.03)

2011
	Q1	Q2	Q3	Q4
Revenues	$-	-	-	-
Loss from operations	(1,910,370)	(3,301,638)	(2,966,607)	(3,566,765)
Other income (expense)	303,207	1,744,060	(410,419)	(2,101,971)
Income tax expense	3,888	19,499	6,826	(3,356)
Net loss	(1,611,051)	(1,577,077)	(3,383,852)	(5,665,380)
Basic and diluted net loss per common share	(0.02)	(0.01)	(0.03)	(0.05)