Form 10-K/A
period 2012-10-31
SILVER BULL RESOURCES, INC.
filed 2013-02-04
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment to the Annual Report on Form 10-K for the fiscal year ended October 31, 2012 is being filed in order to (i) insert in the Consolidated Financial Statements a comparative column in the Consolidated Statement of Operations and Comprehensive Loss and the Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2010, together with associated notes to the financial statements for such period, and (ii) insert in Management’s Discussion and Analysis of Financial Condition and Results of Operations a discussion of the comparison of the results of operations for the fiscal year ended October 31, 2010 compared to the subsequent fiscal year. The inserted information was not included in the Company’s annual report on Form 10-K filed on January 9, 2013.

All of the information for the fiscal year ended October 31, 2010 that is included in this Amended Annual Report on Form 10-K/A has previously been disclosed by the Company in its Annual Report on Form 10-K for the fiscal years ended October 31, 2011 and October 31, 2010. No other changes have been made to the Form 10-K and there have been no changes to the consolidated financial statements for the fiscal year ended October 31, 2012 or any other prior period.

This Form 10-K/A has not been updated to reflect events that occurred after January 9, 2013, the filing date of the Form 10-K.

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

Results of Operations

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

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

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010

Upon the closing of the Merger on April 16, 2010, Dome became our wholly owned subsidiary. The financial results from Dome are included in our consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the year ended October 31, 2011.  However, because the merger with Dome did not close until April 2010, Dome’s financial results are only included in our consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the year ended October 31, 2010, for the period from April 16, 2010 to October 31, 2010.

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

Professional fees decreased $113,000 to $589,000 in the 2011 fiscal year from $702,000 in the 2010 fiscal year. The decrease relates to additional legal and accounting costs incurred in the prior year as a result of the Dome merger and the application for listing on the Toronto Stock Exchange offset by additional costs in the current year associated with the dual listings on the NYSE MKT and Toronto Stock Exchange.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silver Bull Resources, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended October 31, 2012, 2011 and 2010 and for the period from inception (November 8, 1993) to October 31, 2012, and our report dated January 9, 2013 expressed an unqualified opinion.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page 33.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.1.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/12/2007	1

10.2	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.3	2010 Stock Option Plan and Stock Bonus Plan, as amended	8-K	02/28/2012	10.1

10.6	Employment agreement with Brian Edgar	10-Q	07/31/2011	10.2

10.7	Employment agreement with Timothy Barry	10-Q	07/31/2011	10.1

10.8	Employment agreement with Sean Fallis	10-Q	04/30/2012	10.1

14	Code of Ethics	10-KSB	01/31/2007	14

21.1	Subsidiaries of the Registrant	10-K	01/09/2013	21.1

23.1	Consent of Hein & Associates LLP				X

23.2	Consent of SRK Consulting (Canada) Inc.	10-K	01/09/2013	23.2

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

99.1	Sierra Mojada location map. (1)	X

99.2	Gabon location map. (1)	X

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

SILVER BULL RESOURCES, INC.

Date: February 4, 2013	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2013	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7 - F-13

Notes to Consolidated Financial Statements	F-14 - F-38

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Silver Bull Resources, Inc.
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended October 31, 2012, 2011 and 2010 and for the period from inception (November 8, 1993) to October 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended October 31, 2012, 2011 and 2010 and for the period from inception (November 8, 1993) to October 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2010	2012
REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	9,145,570	8,099,070	5,571,788	45,052,760
Depreciation and asset write-off (Note 5)	2,143,300	274,381	271,724	3,565,301
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	11,288,870	8,373,451	5,843,512	48,618,061

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	1,046,177	1,368,524	1,964,385	16,832,640
Office and administrative (Note 9)	880,914	658,225	633,897	4,887,625
Professional services	464,652	589,246	702,226	8,415,462
Directors’ fees	570,855	526,459	749,891	5,008,956
(Recovery of) provision for uncollectible value-added taxes	(875,491)	204,190	928,877	534,094
Depreciation	3,784	25,285	15,175	264,564
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,090,891	3,371,929	4,994,451	35,943,341

LOSS FROM OPERATIONS	(13,379,761)	(11,745,380)	(10,837,963)	(84,561,402)

OTHER INCOME (EXPENSES)
Interest and investment income	160,424	36,535	60,954	1,095,322
Foreign currency transaction (loss) gain	(276,263)	(348,813)	1,364,555	(3,113,495)
Miscellaneous income (expense)	243,398	(152,845)	4,764	22,680
TOTAL OTHER INCOME (EXPENSES)	127,559	(465,123)	1,430,273	(1,995,493)

LOSS BEFORE INCOME TAXES	(13,252,202)	(12,210,503)	(9,407,690)	(86,556,895)

INCOME TAX EXPENSE (BENEFIT) (Note 14)	108,209	26,857	(2,200)	237,291

NET LOSS	$(13,360,411)	$(12,237,360)	$(9,405,490)	$(86,794,186)

OTHER COMPREHENSIVE (LOSS) INCOME Foreign currency translation adjustments	(139,971)	(1,232,438)	(1,090,707)	58,480

COMPREHENSIVE LOSS	$(13,500,382)	$(13,469,798)	$(10,496,197)	$(86,735,706)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.11)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	133,743,777	109,977,943	81,432,631

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2010	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,360,411)	$(12,237,360)	$(9,405,490)	$(86,794,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	2,147,084	241,150	311,336	3,798,222
(Recovery of) provision for uncollectible value-added taxes	(875,491)	204,190	923,288	527,119
Noncash expenses	—	—	—	126,864
Foreign currency transaction loss (gain)	306,446	173,930	(1,352,817)	3,134,722
Common stock issued for services	—	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	95,832	1,753,222
Stock options issued for compensation and directors fees	991,110	1,129,421	927,999	10,135,739
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	1,679,948	(1,471,491)	(759,575)	(1,661,149)
Restricted cash	58,100	(75,839)	—	(17,739)
Other receivables	(34,799)	(63,268)	18,749	(103,865)
Prepaid expenses and deposits	(42,081)	4,906	(120,348)	(288,642)
(Increase) decrease in, net of merger transaction:
Accounts payable	(282,495)	100,577	409,014	282,098
Income tax payable	717	8,363	(9,544)	11,969
Accrued liabilities and expenses	(179,420)	666,897	58,581	742,703
Accrued severance costs and deferred salaries and costs	—	(184,000)	(393,903)	—
Other liabilities	—	—	—	7,649
Net cash used by operating activities	(9,591,292)	(11,502,524)	(9,296,878)	(62,011,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	—	(21,609,447)
Proceeds from sale of investments	—	—	—	21,609,447
Cash acquired in merger with Dome	—	—	2,618,548	2,618,548
Equipment purchases	(77,380)	(142,508)	(550,986)	(3,095,062)
Proceeds from sale of equipment	9,779	442,665	8,900	461,344
Proceeds from mining concession option payment	—	100,000	100,000	200,000
Acquisition of property concessions	(1,547,736)	(797,960)	(373,479)	(7,351,212)
Net cash used by investing activities	(1,615,337)	(397,803)	1,802,983	(7,166,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	10,217,774	4,917,221	15,071,516	64,908,705
Proceeds from sales of options and warrants	—	—	—	949,890
Proceeds from exercise of options	—	188,913	—	188,913
Proceeds from exercise of warrants	—	699,344	953,595	6,350,286
Deferred offering costs	50,706	(94,549)	—	(43,843)
Payable to AngloGold	(14,166)	(102,778)	582,372	465,429
Proceeds from shareholder loans	—	—	—	30,000
Payment of note payable	—	—	—	(15,783)
Net cash provided by financing activities	10,254,314	5,608,151	16,607,483	72,833,597

Effect of exchange rates on cash and cash equivalents	(86,344)	(38,523)	(25,933)	(454,115)

Net (decrease) increase in cash and cash equivalents	(1,038,659)	(6,330,699)	9,087,655	3,201,240
Cash and cash equivalents beginning of period	4,239,899	10,570,598	1,482,943	—

Cash and cash equivalents end of period	$3,201,240	$4,239,899	$10,570,598	$3,201,240

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2012	2011	2010	2012

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$93,955	$23,556	$27,074	$234,519
Interest paid	$440	$—	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252	$1,895,252
Common stock issued for equipment	$—	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$727	$—	$59,947

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 7,620,002 shares, 6,355,864 shares and 19,217,369 shares outstanding at October 31, 2012, 2011 and 2010, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the year ended October 31, 2011 and 2010 assets and liabilities of the Company’s foreign operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries were considered to be short-term in nature except for $13.4 million subsequent to July 7, 2011 of intercompany loans which the Company agreed to convert to future capital increases. All foreign currency transaction gains and losses on intercompany loans which were not considered to be short-term in nature were included in the consolidated statement of operations.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the year ended October 31, 2012, 2011 and 2010, the Company paid $54,000, $125,939 and $60,000 respectively to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

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

A summary of the range of assumptions used to value stock options granted for the year ended October 31, 2012 and 2011 are as follows:

Fiscal Year Ended October 31,
Options	2012	2011	2010

Expected volatility	61% - 104%	96% 113%	101% - 114%
Risk-free interest rate	0.29% - 0.63%	0.39% -1.53%	0.63% - 0.93%
Dividend yield	—	—	—
Expected term (in years)	2.50 – 5.00	2.50 – 3.50	2.50 – 3.50

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

The following is a summary of stock option activity for the fiscal years ended October 31, 2012, 2011 and 2010:

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

The Company recognized stock-based compensation costs for stock options of $991,110, $1,129,421 and $927,999 for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.   As of October 31, 2012, there remains $486,459 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.59 years.

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

Summarized information about stock options outstanding and exercisable at October 31, 2012 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.44 - 0.73	6,625,000	3.99	$0.58	3,729,999	$0.62
1.00 - 1.20	805,000	3.30	1.11	553,333	1.10
2.18	100,002	5.22	2.18	100,002	2.18
$0.44 - 2.18	7,530,002	3.93	$0.66	4,383,334	$0.72

A summary of the non-vested options as of October 31, 2012 and 2011 and changes during the fiscal years ended October 31, 2012 and 2011 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 31, 2009	266,670	$1.69
Granted	3,495,000	0.46
Vested	(1,798,333)	0.59
Forfeited	—	—
Nonvested at October 31, 2010	1,963,337	$0.51
Granted	2,295,000	0.58
Vested	(1,785,950)	0.54
Forfeited	(952,382)	0.55
Nonvested at October 31, 2011	1,520,005	$0.56
Granted	4,995,000	0.26
Vested	(2,658,329)	0.33
Forfeited	(710,008)	0.40
Nonvested at October 31, 2012	3,146,668	$0.32

NOTE 13 - WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2012, 2011 and 2010 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2009	12,979,090	$1.23
Issued with private placement	3,450,000	0.58
Issued in merger with Dome	2,228,281	0.41
Exercised	(2,308,281)	0.41
Forfeited or expired	(4,033,413)	0.75
Outstanding at October 31, 2010	12,315,677	$1.21
Exercised	(1,385,353)	0.50
Forfeited or expired	(9,126,368)	1.30
Outstanding at October 31, 2011	1,803,956	$1.30	0.60	$236,073
Forfeited or expired	(1,713,956)	1.35
Outstanding at October 31, 2012	90,000	$0.34	0.28	$13,500
Exercisable at October 31, 2012	90,000	$0.34	0.28	$13,500

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

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2012	2011	2010
Foreign
Current tax expense (benefit)	$108,000	$27,000	$(2,200)
Deferred tax expense	—	—	—
	$108,000	$27,000	$(2,200)

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

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations is as follows:

	For the year ended
	October 31,
	2012	2011	2010

Income tax benefit calculated at U.S. Federal Income tax rate	$(4,638,000)	$(4,274,000)	$(3,292,000)

Differences arising from:
Permanent differences	3,546,000	(58,000)	259,000
Benefit from lower foreign income tax rate	396,000	489,000	240,000
Increase in state tax rates	—	1,053,000	(360,000)
Adjustment to prior year taxes	(109,000)	(11,000)	68,000
Inflation adjustment foreign net operating loss	(261,000)	(226,000)	(138,000)
Foreign currency fluctuations	(143,000)	310,000	(240,000)
Increase in valuation allowance	1,105,000	2,702,000	3,618,000
Other	212,000	42,000	(157,000)
Net income tax provision	$108,000	$27,000	$(2,000)

The components of the deferred tax assets at October 31, 2012 and 2011 were as follows:

	October 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards – U.S.	$11,708,000	$10,889,000
Net operating loss carryforwards – Mexico	8,618,000	6,519,000
Stock-based compensation – U.S.	116,000	3,271,000
Exploration costs	1,827,000	1,015,000
Other – U.S.	25,000	84,000
Other – Mexico	46,000	366,000
	22,340,000	22,144,000

Deferred tax liability
Mining Concessions	(630,000)	(1,539,000)
Total net deferred tax assets	21,710,000	20,605,000
Less: valuation allowance	(21,710,000)	(20,605,000)
Net deferred tax asset	$—	$—

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

 Geographic information is approximately as follows:

	For the Year Ended October 31,			Period from November 8, 1993 (Inception) To October 31,
	2012	2011	2010	2012
Net (loss) for the period
Mexico	$(7,672,000)	$(8,878,000)	$(5,434,000)	$(45,217,000)
Canada	(3,038,000)	(1,244,000)	(42,000)	(4,324,000)
Gabon	(2,650,000)	(325,000)	31,000	(2,944,000)
United States	—	(1,790,000)	(3,960,000)	(34,309,000)
	$(13,360,000)	$(12,237,000)	$(9,405,000)	$(86,794,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2011:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$40,000	$4,160,000	$18,000	$21,000	$4,239,000
Restricted cash	-	-	-	77,000	77,000
Other receivables	-	72,000	9,000	-	81,000
Prepaid expenses and deposits	-	100,000	150,000	-	250,000
Property concessions	-	-	4,847,000	4,500,000	9,347,000
Office and mining equipment, net	-	7,000	764,000	14,000	785,000
Value-added tax receivable – long term, net	-	-	1,278,000	549,000	1,827,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	95,000	-	18,000	113,000
	$40,000	$4,434,000	$25,561,000	$5,179,000	$35,214,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,			Period from November 8, 1993 (Inception) To October 31,
	2012	2011	2010	2012
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(8,887,000)	$(8,071,000)	$(5,844,000)	$(45,914,000)
Gabon Ndjole	(745,000)	(125,000)	—	(870,000)
Gabon Mitzic	(800,000)	(177,000)	—	(977,000)
Gabon Ogooue	(570,000)	—	—	(570,000)
Gabon Mevang	(287,000)	—	—	(287,000)
	$(11,289,000)	$(8,373,000)	$(5,844,000)	$(48,618,000)

NOTE 18 – MERGER WITH DOME VENTURES

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

During the fiscal year ended October 31, 2010, the Company incurred merger related transaction costs consisting primarily of legal and accounting fees of $260,672.  These costs are included in professional fees on the consolidated statement of operations and comprehensive loss.

Actual and Pro-forma Impact of the Merger

Dome’s net loss of $11,174 for period from the Merger Date through October 31, 2010 is included in the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended October 31, 2010.  The net loss for Dome represents a net loss per share of less than $0.01 per share for the Company during the fiscal year ended October 31, 2010.

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

NOTE 19 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

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