Form 10-Q
period 2013-01-31
SILVER BULL RESOURCES, INC.
filed 2013-03-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 11, 2013, there were 159,072,657 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,655,931	$3,201,240
Restricted cash (Note 5)	12,960	12,614
Value-added tax receivable, net of allowance for uncollectible taxes of $203,983 and $203,835, respectively (Note 6)	783,534	940,212
Other receivables	96,365	116,251
Prepaid expenses and deposits	311,319	308,453
Total Current Assets	2,860,109	4,578,770

Office and mining equipment, net (Note 8)	673,595	709,322
Property concessions (Note 7)	8,559,175	8,526,662
Goodwill (Note 10)	18,495,031	18,495,031
Other assets	163,928	43,843

TOTAL ASSETS	$30,751,838	$32,353,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$611,469	$500,619
Accrued liabilities and expenses	821,105	654,750
Income tax payable	11,964	8,540
Payable to AngloGold (Note 9)	512,338	490,095
Total Current Liabilities	1,956,876	1,654,004

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14, 15 and 19)
Common stock, $0.01 par value; 300,000,000 shares authorized, 136,160,157 and 136,160,157 shares issued and outstanding, respectively	1,361,601	1,361,601
Additional paid-in capital	116,377,227	116,199,819
Deficit accumulated during exploration stage	(89,024,358)	(86,920,276)
Other comprehensive income	80,492	58,480
Total Stockholders’ Equity	28,794,962	30,699,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,751,838	$32,353,628

** Derived from the audited financial statements for the year ended October 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,291,633	2,447,809	46,344,393
Depreciation and asset write-off (Note 7)	112,782	104,328	3,678,083
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	1,404,415	2,552,137	50,022,476

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	233,472	274,913	17,066,112
Office and administrative (Note 11)	291,782	188,857	5,179,407
Professional services	141,806	175,531	8,557,268
Directors’ fees	93,267	159,275	5,102,223
Provision for uncollectible value-added taxes	16,498	83,821	550,592
Depreciation	1,168	315	265,732
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	777,993	882,712	36,721,334

LOSS FROM OPERATIONS	(2,182,408)	(3,434,849)	(86,743,810)

OTHER INCOME (EXPENSES)
Interest and investment income	3,612	3,379	1,098,934
Foreign currency transaction gain (loss)	83,885	(187,960)	(3,029,610)
Miscellaneous income	—	30,904	22,680
TOTAL OTHER INCOME (EXPENSES)	87,497	(153,677)	(1,907,996)

LOSS BEFORE INCOME TAXES	(2,094,911)	(3,588,526)	(88,651,806)

INCOME TAX EXPENSE	9,171	4,962	246,462

NET LOSS	$(2,104,082)	$(3,593,488)	$(88,898,268)
OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments	22,012	(159,204)	80,492

COMPREHENSIVE LOSS	$(2,082,070)	$(3,752,692)	$(88,817,776)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	136,160,157	126,547,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2012	136,160,157	$1,361,601	$116,199,819	$(86,920,276)	$58,480	$30,699,624

Stock option activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	177,408	—	—	177,408
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	22,012	22,012

Net loss for the year ended January 31, 2013	—	—	—	(2,104,082)	—	(2,104,082)
Balance, January 31, 2013	136,160,157	$1,361,601	$116,377,227	$(89,024,358)	$80,492	$28,794,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,104,082)	$(3,593,488)	$(88,898,268)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	113,950	106,585	3,912,172
Provision for uncollectible value-added taxes	16,498	83,821	543,617
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(78,555)	197,571	3,056,167
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	177,408	352,900	10,313,147
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
(Increase) decrease in, net of merger transaction:
Value-added tax receivable	173,220	(273,244)	(1,487,929)
Restricted cash	218	(42,345)	(17,521)
Other receivables	21,336	(38,005)	(82,529)
Prepaid expenses and deposit	(2,593)	(52,871)	(291,235)
Increase (decrease) in, net of merger transaction
Accounts payable	106,547	341,988	388,645
Income tax payable	3,144	1,937	15,113
Accrued liabilities and expenses	148,561	(315,209)	891,264
Other liabilities	—	—	7,649
Net cash (used by) operating activities	(1,424,348)	(3,230,360)	(63,436,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	—	—	(3,095,062)
Proceeds from sale of equipment	—	—	461,344
Proceeds from mining concession option payment	—	—	200,000
Acquisition of property concessions	—	(20,000)	(7,351,212)
Net cash (used by) investing activities	—	(20,000)	(7,166,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	10,217,774	64,908,705
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	—	188,913
Proceeds from exercise of warrants	—	—	6,350,286
Deferred offering costs	(120,085)	94,549	(163,928)
Payable to AngloGold	(218)	74,501	465,211
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash (used by) provided by financing activities	(120,303)	10,386,824	72,713,294

Effect of exchange rates on cash and cash equivalents	(658)	(40,080)	(454,773)

Net (decrease) increase in cash and cash equivalents	(1,545,309)	7,096,384	1,655,931
Cash and cash equivalents beginning of period	3,201,240	4,239,899	—

Cash and cash equivalents end of period	$1,655,931	$11,336,283	$1,655,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three months Ended January 31,		Period from November 8, 1993 (Inception) to January 31,
	2013	2012	2013

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$6,020	$4,962	$240,539
Interest paid	$—	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in merger with Dome	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Silver Bull Resources, Inc. (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, at a special directors meeting, the Company’s name was changed to Metalline Mining Company. On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects and may never enter into the development with respect to any of its projects.

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements except as disclosed in Note 7.

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2012.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements (except as disclosed in Note 3). In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the three months ended January 31, 2013 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2013.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Form 10-K/A for the year ended October 31, 2012 filed on February 4, 2013, except as follows.

Recent Accounting Pronouncements Adopted in the Three Months Ended January 31, 2013

Effective November 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The adoption of this standard had no material effect on the Company's financial position, results of operations or cash flows.

Effective November 1, 2012, the Company adopted ASU 2011-05 , “Presentation of Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company chose to use the single continuous statement approach and the update had no effect on the Company's financial position, results of operations or cash flows.

Effective November 1, 2012 the Company adopted ASU 2011-08 “Intangibles – Goodwill and Other”. This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – LOSS PER SHARE

The Company has stock options and warrants in the aggregate of 7,920,002 shares and 6,775,863 shares outstanding at January 31, 2013 and January 31, 2012, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At January 31, 2013 and October 31, 2012, the Company has $12,960 and $12,614 of restricted cash, respectively, which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use on exploration costs related to the joint venture agreements with AngloGold (Note 9). Due to the termination of the joint venture agreements, this cash will be returned to AngloGold.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. As a result of VAT collections in Mexico during the three months ended January 31, 2013 and certain approvals received from the Gabon tax authority, the Company estimates net VAT of $783,534 will be received within twelve months of the balance sheet date.

During the three months ended January 31, 2013, the Company has received $285,072 inclusive of interest related to VAT tax returns. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the three months ended January 31, 2013, a provision of uncollectible VAT of $16,498 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the three months ended January 31, 2013 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2012	$203,835
Provision of uncollectible VAT Taxes	16,498
Write-off VAT receivable	(29,806)
Foreign currency translation adjustment	13,456
Allowance for uncollectible VAT taxes – January 31, 2013	$203,983

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at January 31, 2013 and October 31, 2012, respectively:

	Mexico	Ndjole, Gabon	Mitzic, Gabon	Mevang, Gabon	Ogooue, Gabon	Total
Property Concessions – November 1, 2011	$4,846,687	$2,578,192	$958,801	$306,376	$656,779	$9,346,835
Acquisitions	1,547,736	—	—	—	—	1,547,736
Impairment	(68,284)	(490,000)	(590,000)	(286,710)	(570,671)	(2,005,665)
Foreign currency translation adjustment	—	(190,299)	(66,171)	(19,666)	(86,108)	(362,244)
Property Concessions – October 31, 2012	$6,326,139	$1,897,893	$302,630	$—	$—	$8,526,662
Impairment	(76,619)	—	—	—	—	(76,619)
Foreign currency translation adjustments	—	95,254	13,878	—	—	109,132
Property Concessions – January 31, 2013	$6,249,520	$1,993,147	$316,508	$—	$—	$8,559,175

During the three months ended January 31, 2013, the Company decided not to pursue further work on the Maravillas, Ampl. Sierra Mojada and Sierra Mojada concessions. As a result, the Company will not make further concession option payments for these concessions and has written off the capitalized property concession balance related to these concessions of $76,619.

During the three months ended January 31, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result, the Company has written off the capitalized property concession balance related to these concessions of $68,284.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at January 31, 2013 and October 31, 2012, respectively:

	January 31,	October 31,
	2013	2012

Mining equipment	$793,454	$799,724
Vehicles	213,235	215,618
Buildings and structures	197,723	197,723
Computer equipment and software	130,334	141,978
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	1,428,283	1,448,580
Less: Accumulated depreciation	(754,688)	(739,258)
	$673,595	$709,322

NOTE 9 – PAYABLE TO ANGLOGOLD

Pursuant to the terms of a joint venture agreement between the Company and AngloGold which was terminated effective August 16, 2012, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. AngloGold would typically fund in advance of exploration costs. Funds received in excess of exploration costs are reflected as a payable to Anglogold on the Company’s condensed consolidated balance sheet. As of January 31, 2013, the payable to AngloGold was $512,338.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at April 30, 2012, the Company performed the annual goodwill impairment test. The first step of the impairment test resulted in the fair value of the reporting unit exceeding the carrying value of the net assets. Therefore the Company did not proceed to step two of the impairment test. As at January 31, 2013, the Company did not identify any potential indicators of impairment.

The following is a summary of the Company’s goodwill balance as at January 31, 2013 and October 31, 2012, respectively:

Goodwill – November 1, 2011	$18,495,031
Goodwill – October 31, 2012	$18,495,031
Goodwill – January 31, 2013	$18,495,031

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the three months ended January 31, 2013 and January 31, 2012, the Company paid $nil and $30,000, respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services, which is included in the office and administrative line of the condensed consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of January 31, 2013, there are 136,160,157 shares outstanding with Rights attached.

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

NOTE 13 - COMMON STOCK

No common stock was issued during the three months ended January 31, 2013.

On December 12, 2011, the Company closed a registered direct offering for the sale or 20,755,000 shares of common stock at a price of $0.50 per share for gross proceeds of $10,377,500. The Company paid a 6% finder’s fee totaling $94,500 to a Canadian finder with respect to certain non-U.S. purchasers who were introduced by it. The Company incurred other offering costs of $209,744 related to this offering.

On December 13, 2011, the Company closed a registered direct offering for the sale of 295,000 shares of common stock at a price of $0.50 per share for gross proceeds of $147,500. The Company incurred offering costs of $2,982 related to this offering.

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

A summary of the range of assumptions used to value stock options granted for the three months ended January 31, 2013 and 2012 are as follows:

Three months Ended January 31,
Options	2013	2012

Expected volatility	58% - 70%	81% - 104%
Risk-free interest rate	0.29% - 0.39%	0.29% - 0.46%
Dividend yield	—	—
Expected term (in years)	2.50 – 4.00	2.50 – 3.50

During the three months ended January 31, 2013, the Company granted options to acquire 300,000 shares of common stock with a weighted-average grant-date fair value of $0.18. No options were exercised during the three months ended January 31, 2013.

During the comparable three months ended January 31, 2012, the Company granted options to acquire 1,630,000 shares of common stock with a weighted-average grant-date fair value of $0.30. No options were exercised during the three months ended January 31, 2012.

The following is a summary of stock option activity for the three months ended January 31, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	7,530,002	$0.66	3.93	12,500
Granted	300,000	0.50
Outstanding at January 31, 2013	7,830,002	$0.65	3.73	$10,000

Vested or Expected to Vest at January 31, 2013	7,830,002	$0.65	3.73	$10,000
Exercisable at January 31, 2013	5,098,342	$0.69	3.40	$6,000

The Company recognized stock-based compensation costs for stock options of $177,408 and $352,900 for the three months ended January 31, 2013 and 2012, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2013 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.44 - 0.73	6,925,000	3.79	$0.58	4,445,007	$0.61
1.00 - 1.20	805,000	3.05	1.11	553,333	1.10
2.18	100,002	4.97	2.18	100,002	2.18
$0.44 - 2.18	7,830,002	3.73	$0.65	5,098,342	$0.69

A summary of the non-vested shares as of January 31, 2013 and changes during the three months ended January 31, 2013 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at November 1, 2012	3,146,668	$0.32
Granted	300,000	0.18
Vested	(715,008)	0.28
Nonvested at January 31, 2013	2,731,660	$0.32

As of January 31, 2013, there was $351,467 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.58 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the three months ended January 31, 2013 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	90,000	$0.34	0.28	13,500
Outstanding at January 31, 2013	90,000	$0.34	0.03	$12,600
Exercisable at January 31, 2013	90,000	$0.34	0.03	$12,600

No warrants were issued or exercised during the three months ended January 31, 2013.

No warrants were issued or exercised during the three months ended January 31, 2012.

Summarized information about warrants outstanding and exercisable at January 31, 2013 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	90,000	0.03	$0.34	90,000	$0.34

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2013 and October 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, and accrued liabilities and expenses approximate fair value at January 31, 2013 and October 31, 2012 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. Dollar deposits held in Canadian financial institutions. As of January 31, 2013 and October 31, 2012, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $1,497,908 and $2,868,917, respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2013 and October 31, 2012, the US dollar equivalent balance for these accounts was $68,068 and $100,000, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the three months ended January 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $114.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of January 31, 2013, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

Employment Agreements

Effective February 26, 2013, the Company entered into an amended and restated employment agreement with Mr. Edgar. The amended and restated employment agreement provides that Mr. Edgar is entitled to receive a lump sum severance payment equal to 12 months of his base salary ($CDN 7,500 per month) if Mr. Edgar is terminated without cause. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Edgar is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Edgar or the Company terminates his employment within three months of such change in control.

On February 26, 2013, the Company entered into an amended and restated employment agreement with Mr. Barry. The amended and restated employment agreement provides that Mr. Barry is entitled to receive a lump sum severance payment equal to 12 months of his base salary ($CDN 18,000 per month)  if Mr. Barry is terminated without cause. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Barry is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Barry or the Company terminates his employment within three months of such change in control.

On February 26, 2013, the Company entered into an amended and restated employment agreement with Sean Fallis that provides for an annual base salary effective March 1, 2013 of $CDN 180,000 (previously $CDN 165,000).  The amended and restated employment agreement provides that Mr. Fallis is entitled to receive a lump sum payment equal to six months of his base salary if Mr. Fallis is terminated without cause after February 7, 2014 and four months of his base salary if terminated prior to such date. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Fallis or the Company terminates his employment within three months of such change in control.

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

In addition, ten of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the concessions at established prices. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts. The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
February 2013	$MXN 470,000
August 2013	$MXN 1,000,000
Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)

Monthly payment beginning August 2014 and ending July 2016	$20,000 per month

(1)          Until July 2016, Silver Bull has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.

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

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The Company plans to request the concession licenses be amended to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of January 31, 2013, one U.S. dollar approximates $CFA 485.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014, with a further increase to $CDN 7,981 on April 1, 2016. As of January 31, 2013, one U.S. dollar approximates $CDN 1.00.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended January 31,		Period from November 8, 1993 (Inception) To January 31,
	2013	2012	2013
Net (loss) for the period
Mexico	$(1,317,000)	$(2,517,000)	$(46,534,000)
Canada	(756,000)	(853,000)	(5,080,000)
Gabon	(31,000)	(224,000)	(2,975,000)
United States	—	—	(34,309,000)
	$(2,104,000)	$(3,594,000)	$(88,898,000)

The following table details allocation of assets included in the accompanying balance sheet at January 31, 2013

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$91,000	$1,510,000	$13,000	$42,000	$1,656,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	263,000	520,000	783,000
Other receivables	-	43,000	54,000	-	97,000
Prepaid expenses and income taxes and deposits	-	165,000	145,000	1,000	311,000
Property concessions	-	-	6,249,000	2,310,000	8,559,000
Office and mining equipment, net	-	7,000	631,000	36,000	674,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	164,000	-	-	164,000
	$91,000	$1,889,000	$25,850,000	$2,922,000	$30,752,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties

	For the Period Ended		Period from November 8, 1993 (Inception) To
	January 31,	January 31,	January 31,
	2013	2012	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(1,296,000)	$(2,495,000)	$(47,210,000)
Gabon Ndjole	(79,000)	—	(949,000)
Gabon Mitzic	(30,000)	(57,000)	(1,007,000)
Gabon Ogooue	—	—	(570,000)
Gabon Mevang	—	—	(287,000)
	$(1,405,000)	$(2,552,000)	$(50,023,000)

NOTE 19 – SUBSEQUENT EVENT

On February 14, 2013, the Company closed a public offering (“the Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission.

In addition, the agents received compensation warrants equal in number to 6.0% of the aggregate number of units issued under the Offering except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received compensation warrants equal in number to 3.0% of the units sold to such purchasers. The compensation warrants have the same terms as the other warrants issued in the Offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull ,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012. Throughout this document we make statements that are classified as “forward-looking.”

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, planned drilling activities at the Sierra Mojada Property, the timing and scope of our metallurgical program, the scope and size of the capital budget for the Sierra Mojada Property and for general and administrative expenses, and the preparation of an updated NI 43-101 compliant resource estimate and preliminary economic assessment based on the updated resource estimate during 2013; and planned activities at our Gabon properties.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities, and to do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, gold, zinc, lead, manganese and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management necessary to successfully operate and grow our business; and

•
Political and economic instability in Mexico and other countries in which we conduct our business and future actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012.

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

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Developments

Sierra Mojada Property

In February 2013, our board of directors approved a revised calendar year 2013 exploration budget of $6.5 million for the Sierra Mojada Property and a $2 million budget for general and administration expense as discussed in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section. The focus of the 2013 calendar year exploration program is drilling, continued metallurgical work, the completion of an updated NI 43-101 compliant resource estimate and the completion of a preliminary economic assessment based on the updated resource estimate.

Mineralized Material Estimate

On July 5, 2012, SRK Consulting (Canada), Inc. delivered a technical report (the “Report”) on the silver and zinc mineralization in the “Shallow Silver Zone” of the Sierra Mojada Property in accordance with the Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).  The resource was estimated from 1,118 diamond drill holes, 24 reverse circulation drill holes, 8,632 channel samples and 2,346 long holes. In total, these contain 160,120 assay records, of which 144,029 records contain silver and zinc assays values. At a cutoff grade of 15 grams/tonne of silver for mineralized material, the Report indicates mineralized material of 48.863 million tonnes at an average silver grade of 45.9 grams/tonne silver and an average zinc percentage of 0.93%. Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Drilling

A 4,000 meter drill program has been planned targeting what is believed to be the extension to the “high grade silver mineralization” previously defined by the “longhole” data and the subject of the twinning drill program described below. Drilling will be conducted underground using “Termite” drill rigs which can drill up to 70 meter long holes of NQ sized diamond core. Work is currently underway reconditioning the underground workings to allow for safe access and working conditions for the drill program. Subject to no major problems with the reconditioning of the underground workings, drilling is expected to commence in March 2013. No drilling has been completed during calendar year 2013.

Metallurgical Studies

We have an active metallurgical program to test the silver mineralization for heap and agitation cyanide leach methods and the zinc mineralization for pyro-metallurgy and flotation methods. We are also investigating how any low grade zinc (<1%) which reports with the silver mineralization, can also be recovered.

We received preliminary results for metallurgical testing on samples taken from a portion of the Shallow Silver Zone and the Zinc Zone. The test work included in these preliminary results in the Silver Zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system. In the Zinc Zone this work focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Preliminary results from these initial tests were promising, and further metallurgical tests are continuing on samples taken from other areas of the Shallow Silver Zone and Zinc Zone. In addition we are performing significant testing of the flotation method on samples from the Zinc Zone. The results from this first phase of the metallurgical program are expected to be completed in the second quarter of calendar year 2013 and these results will be included in the preliminary economic assessment described below.

Resource Report Update

Approximately 19,400 meters of drilling from the surface, targeting the Shallow Silver Zone and 4,100 meters of underground drilling, targeting the Parrena adit, were completed from January 2012 to May 2012. From June 2012 to December 2012, we drilled from underground 3,500 meters targeting the silver mineralization, and 3,000 meters, targeting the zinc mineralization. The drilling work completed between June and December 2012 was completed using two underground “Termite” rigs “twinning” a series of historical drill holes at the eastern end of the known mineralization of the Sierra Mojada Property. The twinned holes were up to 70 meters long and were drilled using BQ and NQ sized diamond core. Twinned holes are drilled beside existing historical drill holes in order to confirm the grade and tenor of the historical data and increase confidence in the historical data set. 6,500 meters, or approximately 17% of a 38,000 meter historical data set, was twinned. The twinning program targeted two main areas of historical drilling, a 1.5 kilometer zone of silver mineralization at the eastern end of the Shallow Silver Zone and a 1 kilometer zone of zinc mineralization in the Zinc Zone.

In addition to confirming the grade and tenor of the silver and zinc mineralization with the twinning program, much of the historical longhole data set ended in significant mineralization. Therefore the program also tried to extend the bounds of the known mineralization by drilling longer holes. Due to the limited range of the Termite drills, and despite extending some holes by as much as 50 meters, a number of holes from the twinning program still ended in mineralization. The twinning program was completed in December 2012. The results from the calendar year 2012 drilling program are to be incorporated in an updated NI 43-101 resource report. The company plans to release a summary of the results of the NI 43-101 resource report in the first quarter of calendar year 2013 and the NI 43-101 resource report will be filed within 45 days of the release of this summary.

Preliminary Economic Assessment

JDS Energy & Mining Inc. has been retained to complete Silver Bull’s maiden Preliminary Economic Assessment (“PEA”) on the silver and zinc mineralization at the Sierra Mojada Property. Work on the PEA will commence once a number of milestones are met including; completion of the updated NI 43-101 resource report and receipt of results from the first phase of the metallurgical program. The PEA is expected to be completed in the third quarter of calendar year 2013.

Geological Mapping

In addition to drilling the extensions on the Shallow Silver Zone, a regional mapping and prospecting exploration program focused on the Palamos Negros and Dormidos prospects is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone. Subject to positive results from this program an additional 2,000 meters of surface drilling has been budgeted for calendar year 2013 to test targets identified in these areas.

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

To date, three main coherent gold anomalies above 50 parts per billion (“ppb”) and over 5km in length and up to 1.5km wide and several smaller anomalous zones up to 2km in length and up to 1km wide have been identified. Background gold values in the region are less than 5 ppb and results above 20 ppb are considered anomalous. Over 25% of the results received to date are above 30 ppb with peak values in excess of 5,000 ppb in the soils. The anomalies appear to have strong structural controls concentrating along mapped or inferred lithological contacts, structural breaks, and fold hinges. There is also a strong spatial relationship of the gold anomalies to a thick graphitic lithological unit in the area that is thought to represent an ideal lithological trap for mineralizing fluids. Initial prospecting in these anomalous zones has identified a number of gold-bearing quartz veins, many of which run between 2 g/t to 5 g/t gold.

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

Results of Operations

Three Months Ended January 31, 2013 and January 31, 2012

For the three months ended January 31, 2013, we experienced a consolidated net loss of $2,104,000 or approximately $0.02 per share, compared to a consolidated net loss of $3,593,000 or approximately $0.03 per share during the comparable period last year. The $1,489,000 decrease in the consolidated net loss was primarily due to a $1,148,000 decrease in exploration and property holding costs, a foreign currency transaction gain of $84,000 in the three months ended January 31, 2013 compared to a foreign currency transaction loss of $188,000 in the comparable period last year and a $105,000 decrease in general and administrative expenses.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $1,148,000 to $1,404,000 for the three months ended January 31, 2013 compared to $2,552,000 for the comparable period last year. The decrease was primarily due to the fact we had a significantly reduced drilling program during the three months ended January 31, 2013 compared to the three months ended January 31, 2012.

General and Administrative Costs

We recorded a general and administrative expense of $778,000 for the three months ended January 31, 2013 as compared to $883,000 for the comparable period last year. The $105,000 decrease was mainly the result of a $42,000 decrease in personnel cost, a $34,000 decrease in professional services,  a $66,000 decrease in directors’ fees and a $68,000 decrease in provision for uncollectible value-added taxes which was offset by a $103,000 increase in office and administrative expense as described below.

Stock based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative expense decreased to $128,000 for the three months ended January 31, 2013 from $255,000 for the comparable period last year. The decrease was mainly due to increased expense in the three months ended January 31, 2012 as options were granted in January 2012 including a portion that vested immediately. Silver Bull recognizes stock based compensation over the option vesting period based upon the estimated fair value of the option at date of grant.

Personnel cost decreased $42,000 to $233,000 during the three months ended January 31, 2013 compared to $275,000 in the same period last year. This decrease is mainly due to a $60,000 decrease in stock based compensation expense.

Office and administrative costs increased $103,000 to $292,000 during the three months ended January 31, 2013 compared to $189,000 in the comparable period last year. This increase is mainly due to increased corporate travel due to the February 2013 offering described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section and timing of expenses.

Professional fees decreased $34,000 to $142,000 for the three months ended January 31, 2013 compared to $176,000 for the comparable period last year. This decrease is mainly due to the timing of legal work.

Directors’ fees decreased $66,000 to $93,000 for the three months ended January 31, 2013 as compared to $159,000 for the comparable period last year. The decrease was primarily due to a $67,000 decrease in stock based compensation expense.

We recorded a provision of $16,000 for the three months ended January 31, 2013 for uncollectible value-added taxes compared to a provision of $84,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expense)

We recorded other income of $88,000 for the three months ended January 31, 2013 as compared to other expense of $154,000 for the comparable period last year. The significant factor was a $84,000 foreign currency transaction gain in the three months ended January 31, 2013 compared to a foreign currency transaction loss of $188,000 for the comparable period last year.

The foreign currency transaction gain in the three months ended January 31, 2013 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the comparable period last year was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2013, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property, and for general and administrative expenses.  As a result of the exploration activities and general and administrative expenses, cash and cash on hand decreased from $3,201,000 at October 31, 2012 to $1,656,000 at January 31, 2013.

Cash flows used in operations for the three months ended January 31, 2013 was $1,424,000 as compared to $3,230,000 for the comparable period in 2012.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property in the three months ended January 31, 2013 compared to the comparable period last year and the increase in accounts payable and accrued liabilities and expenses in the three months ended January 31, 2013. Also, during the three months ended January 31, 2013 we collected $173,000 due to value added taxes compared to $273,000 paid in the comparable period last year.

Cash flows used in investing activity for the three months ended January 31, 2013 was $nil as compared to $20,000 for the comparable period in 2012.

Cash flows used by financing activities for the three months ended January 31, 2013 was $120,000 as compared to $10,386,000 cash flows provided for the comparable period last year. The significant decrease is due to the registered direct offerings which closed in December 2012.

February 2013 Offering

On February 14, 2013, the Company closed a public offering (“the Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission.

In addition, the agents received compensation warrants equal in number to 6.0% of the aggregate number of units issued under the Offering except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received compensation warrants equal in number to 3.0% of the units sold to such purchasers. The compensation warrants have the same terms as the other warrants issued in the Offering.

Capital Resources

As of January 31, 2013, we had cash and cash on hand of $1,656,000 and working capital of $903,000 as compared to cash and cash on hand of $3,201,000 and working capital of $2,925,000 as of October 31, 2012. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expense.

Since inception, we have relied primarily upon proceeds from private placements and registered offerings of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2013, our board of directors approved a calendar year 2013 exploration budget of $3.7 million for the Sierra Mojada Property and a $2 million budget for general and administrative expenses. Due to the successful completion of the Offering, our board of directors increased the planned exploration activity on the Sierra Mojada Property for calendar year 2013. Our updated exploration budget for the Sierra Mojada Property for calendar year 2013 is $6.5 million compared to $3.7 million in the original budget. As of February 28, 2013, we had approximately $9.4 million of cash on hand. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Contractual Obligations

During the three months ended January 31, 2013, we decided not to pursue further work on the Maravillas, Ampl. Sierra Mojada and Sierra Mojada concessions. As a result we will not make further concession option payments for these concessions. This will reduce our Sierra Mojada concession option purchase payments by $MXN 11,000,000 between April 2013 and April 2015.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Form 10-K/A for the year ended October 31, 2012 filed on February 4, 2013 except as follows.

Recent Accounting Pronouncements Adopted in the Three months Ended January 31, 2013

Effective November 1, 2012, we adopted Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The adoption of this standard had no material effect on our financial position, results of operations or cash flows.

Effective November 1, 2012, we adopted ASU 2011-05 , “Presentation of Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to use the single continuous statement approach and the update had no effect on our financial position, results of operations or cash flows.

Effective November 1, 2012 we adopted ASU 2011-08 “Intangibles – Goodwill and Other”. This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this guidance had no material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the three months period ended January 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $114.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of January 31, 2013, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead, gold, manganese and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and continue our exploration plans. None of our properties are in production and we do not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

As of January 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of January 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2013 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Form 10-K/A for the year ended October 31, 2012.

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

SILVER BULL RESOURCES, INC.

Dated: March 11, 2013	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 11, 2013	By	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)