Form 10-Q
period 2013-04-30
SILVER BULL RESOURCES, INC.
filed 2013-06-05
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of June 5, 2013, there were 159,072,657 shares of the Registrant’s $0.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
	April 30, 2013	October 31, 2012
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,753,149	$3,201,240
Restricted cash (Note 5)	494,515	12,614
Value-added tax receivable, net of allowance for uncollectible taxes of $175,237 and $203,835, respectively (Note 6)	337,640	940,212
Other receivables	92,202	116,251
Prepaid expenses and deposits	241,601	308,453
Total Current Assets	8,919,107	4,578,770

Office and mining equipment, net (Note 7)	635,789	709,322
Property concessions (Note 8)	8,784,776	8,526,662
Goodwill (Note 9)	18,495,031	18,495,031
Other assets	—	43,843

TOTAL ASSETS	$36,834,703	$32,353,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$219,555	$500,619
Accrued liabilities and expenses	1,362,325	654,750
Income tax payable	4,815	8,540
Payable to AngloGold (Note 10)	485,132	490,095
Total Current Liabilities	2,071,827	1,654,004

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 136,160,157 shares issued and outstanding, respectively	1,590,726	1,361,601
Additional paid-in capital	124,342,320	116,199,819
Deficit accumulated during exploration stage	(91,235,291)	(86,920,276)
Other comprehensive income	65,121	58,480
Total Stockholders’ Equity	34,762,876	30,699,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,834,703	$32,353,628

** Derived from the audited financial statements for the year ended October 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	805,821	3,406,383	2,097,454	5,854,192	47,150,214
Depreciation and asset write-off (Note 8)	668,190	317,685	780,972	422,013	4,346,273
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	1,474,011	3,724,068	2,878,426	6,276,205	51,496,487

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	192,503	198,055	425,975	472,968	17,258,615
Office and administrative (Note 11)	336,412	262,855	628,194	451,712	5,515,819
Professional services	90,869	161,042	232,675	336,573	8,648,137
Directors’ fees	69,436	158,058	162,703	317,333	5,171,659
(Recovery of) provision for uncollectible value-added taxes	(17,358)	(892,704)	(860)	(808,883)	533,234
Depreciation	1,169	1,133	2,337	1,448	266,901
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES (RECOVERY)	673,031	(111,561)	1,451,024	771,151	37,394,365

LOSS FROM OPERATIONS	(2,147,042)	(3,612,507)	(4,329,450)	(7,047,356)	(88,890,852)

OTHER (EXPENSES) INCOME
Interest and investment income	3,318	62,528	6,930	65,907	1,102,252
Foreign currency transaction (loss) gain	(40,295)	22,609	43,590	(165,351)	(3,069,905)
Miscellaneous income	3,989	202,932	3,989	233,836	26,669
TOTAL OTHER (EXPENSES) INCOME	(32,988)	288,069	54,509	134,392	(1,940,984)

LOSS BEFORE INCOME TAXES	(2,180,030)	(3,324,438)	(4,274,941)	(6,912,964)	(90,831,836)

INCOME TAX EXPENSE	30,903	71,686	40,074	76,648	277,365

NET LOSS	$(2,210,933)	$(3,396,124)	$(4,315,015)	$(6,989,612)	$(91,109,201)

OTHER COMPREHENSIVE (LOSS) INCOME – Foreign currency translation adjustments	(15,371)	(5,448)	6,641	(164,652)	65,121

COMPREHENSIVE LOSS	$(2,226,304)	$(3,401,572)	$(4,308,374)	$(7,154,264)	$(91,044,080)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	155,725,887	136,160,157	145,780,875	131,300,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2012	136,160,157	$1,361,601	$116,199,819	$(86,920,276)	$58,480	$30,699,624

Issuance of common stock as follows:
- for cash at an average price of $0.40 per share with attached warrants less offering costs of $1,121,947 (Note 13)	22,912,500	229,125	7,813,928	—	—	8,043,053
Stock option and warrants activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	276,901	—	—	276,901
- fair value of warrants issued to agents in connection with the Offering (Notes 13 and 15)	—	—	51,672	—	—	51,672
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	6,641	6,641
Net loss for the period ended April 30, 2013	—	—	—	(4,315,015)	—	(4,315,015)
Balance, April 30, 2013	159,072,657	$1,590,726	$124,342,320	$(91,235,291)	$65,121	$34,762,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,315,015)	$(6,989,612)	$(91,109,201)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	783,309	426,823	4,581,531
(Recovery of) provision for uncollectible value-added taxes	(860)	(808,883)	526,259
Noncash expenses	—	—	126,864
Foreign currency transaction (gain) loss	(41,401)	145,332	3,093,321
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	276,901	630,732	10,412,640
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
Decrease (Increase) in, net of merger transaction:
Value-added tax receivable	639,406	15,246	(1,021,743)
Restricted cash	(481,949)	27,815	(499,688)
Other receivables	27,802	(84,587)	(76,063)
Prepaid expenses and deposit	73,553	(89,338)	(215,089)
(Decrease) Increase in, net of merger transaction
Accounts payable	(287,923)	101,228	(5,825)
Income tax payable	(4,267)	12,004	7,702
Accrued liabilities and expenses	(31,295)	(502,899)	711,408
Other liabilities	—	—	7,649
Net cash (used by) operating activities	(3,361,739)	(7,116,139)	(65,373,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	—	(14,514)	(3,095,062)
Proceeds from sale of equipment	—	—	461,344
Proceeds from mining concession option payment	—	—	200,000
Acquisition of property concessions	(216,984)	(818,266)	(7,568,196)
Net cash (used by) investing activities	(216,984)	(832,780)	(7,383,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	8,094,725	10,217,774	73,003,430
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	—	188,913
Proceeds from exercise of warrants	—	—	6,350,286
Deferred offering costs	43,843	53,860	—
Payable to AngloGold	(11,234)	16,265	454,195
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	8,127,334	10,287,899	80,960,931

Effect of exchange rates on cash and cash equivalents	3,298	(20,161)	(450,817)

Net increase in cash and cash equivalents	4,551,909	2,318,819	7,753,149
Cash and cash equivalents beginning of period	3,201,240	4,239,899	—

Cash and cash equivalents end of period	$7,753,149	$6,558,718	$7,753,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2013	2012	2013
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$33,433	$45,855	$267,952
Interest paid	$—	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities and expenses – acquisition of property concessions	$720,000	$—	$720,000
Warrants issued for financing fees (Note 15)	$51,672	$—	$51,672
Common stock issued in merger with Dome Ventures	$—	$—	$24,840,886
Warrants issued in merger with Dome Ventures	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,947

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements except as disclosed in Note 8.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements (except as disclosed in Note 3). In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the six months ended April 30, 2013 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2013.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Form 10-K/A for the year ended October 31, 2012 filed on February 4, 2013, except as follows.

Recent Accounting Pronouncements Adopted in the Six Months Ended April 30, 2013

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

NOTE 4 – LOSS PER SHARE

The Company had stock options and warrants in the aggregate of 20,331,834 shares and 7,558,196 shares outstanding at April 30, 2013 and April 30, 2012, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At April 30, 2013 and October 31, 2012, the Company had $494,515 and $12,614 of restricted cash, respectively, which is classified as a current asset. The restricted cash represents cash contributed by AngloGold Ashanti Limited (“AngloGold”) for use on exploration costs related to the joint venture agreements with AngloGold prior to their termination (Note 10).

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. As a result of VAT collections in Mexico and Gabon during the six months ended April 30, 2013, the Company estimates net VAT of $337,640 will be received within twelve months of the balance sheet date.

During the six months ended April 30, 2013, the Company has received $360,465 and $484,554 inclusive of interest related to VAT tax returns in Mexico and Gabon respectively. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the six months ended April 30, 2013, a recovery of uncollectible VAT of $860 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the six months ended April 30, 2013 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2012	$203,835
Recovery of uncollectible VAT Taxes	860
Write-off VAT receivable	(7,575)
Foreign currency translation adjustment	(21,883)
Allowance for uncollectible VAT taxes – April 30, 2013	$175,237

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at April 30, 2013 and October 31, 2012, respectively:

	April 30,	October 31,
	2013	2012

Mining equipment	$793,402	$799,724
Vehicles	211,544	215,618
Buildings and structures	197,723	197,723
Computer equipment and software	130,211	141,978
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	1,426,417	1,448,580
Less: Accumulated depreciation	(790,628)	(739,258)
	$635,789	$709,322

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at April 30, 2013 and October 31, 2012, respectively:

	Sierra Mojada, Mexico	Ndjole, Gabon	Mitzic, Gabon	Mevang, Gabon	Ogooue, Gabon	Total
Property Concessions – November 1, 2011	$4,846,687	$2,578,192	$958,801	$306,376	$656,779	$9,346,835
Acquisitions	1,547,736	—	—	—	—	1,547,736
Impairment	(68,284)	(490,000)	(590,000)	(286,710)	(570,671)	(2,005,665)
Foreign currency translation adjustment	—	(190,299)	(66,171)	(19,666)	(86,108)	(362,244)
Property Concessions – October 31, 2012	$6,326,139	$1,897,893	$302,630	$—	$—	$8,526,662
Acquisitions	936,984					936,984
Impairment	(709,290)	—	—	—	—	(709,290)
Foreign currency translation adjustments	—	26,551	3,869	—	—	30,420
Property Concessions – April 30, 2013	$6,553,833	$1,924,444	$306,499	$—	$—	$8,784,776

During the six months ended April 30, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $709,290.

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

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  As at April 30, 2013, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2013 and October 31, 2012, respectively:

Goodwill – November 1, 2011	$18,495,031
Goodwill – October 31, 2012	$18,495,031
Goodwill – April 30, 2013	$18,495,031

NOTE 10 – PAYABLE TO ANGLOGOLD

Pursuant to the terms of a joint venture agreement between the Company and AngloGold which was terminated effective August 16, 2012, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. AngloGold would typically fund in advance of exploration costs. Funds received in excess of exploration costs are reflected as a payable to Anglogold on the Company’s condensed consolidated balance sheet. As of April 30, 2013, the amount payable to AngloGold was $485,132.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the three months ended April 30, 2013 and April 30, 2012, the Company paid $nil and $20,000 respectively, and during the six months ended April 30, 2013 and April 30, 2012, the Company paid $nil and $50,000 respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services, which is included in the office and administrative line of the condensed consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2013, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 13 - COMMON STOCK

On February 14, 2013, the Company closed a public offering (the “Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission. In addition, the agents received 1,187,250 compensation warrants with the same terms as the other warrants issued in the Offering. The total cash commission paid to the agents was $474,900, the fair value of the agents’ compensation warrants was determined to be $51,672, and the Company incurred other offering costs of $595,375 (Note 15).

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

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2013 and 2012 are as follows:

Six months Ended April 30,
Options	2013	2012

Expected volatility	58% - 70%	72% - 104%
Risk-free interest rate	0.29% - 0.39%	0.29% - 0.63%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the six months ended April 30, 2013, the Company granted options to acquire 300,000 shares of common stock with a weighted-average grant-date fair value of $0.18. No options were exercised during the six months ended April 30, 2013.

During the six months ended April 30, 2012, the Company granted options to acquire 2,560,000 shares of common stock with a weighted-average grant-date fair value of $0.31. No options were exercised during the six months ended April 30, 2012.

The following is a summary of stock option activity for the six months ended April 30, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	7,530,002	$0.66	3.93	12,500
Granted	300,000	0.50
Forfeited/Cancelled	(58,336)	0.57
Expired	(83,332)	0.59
Outstanding at April 30, 2013	7,688,334	$0.65	3.48	$—

Vested or Expected to Vest at April 30, 2013	7,688,334	$0.65	3.48	$—
Exercisable at April 30, 2013	5,643,339	$0.71	3.18	$—

The Company recognized stock-based compensation costs for stock options of $276,901 and $630,732 for the six months ended April 30, 2013 and 2012, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest.  Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at April 30, 2013 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.44 - 0.73	6,783,332	3.54	$0.58	4,738,337	$0.61
1.00 - 1.20	805,000	2.81	1.11	805,000	1.11
2.18	100,002	4.72	2.18	100,002	2.18
$0.44 - 2.18	7,688,334	3.48	$0.65	5,643,339	$0.71

As of April 30, 2013, there was $245,247 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.50 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the six months ended April 30, 2013 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	90,000	$0.34	0.28	13,500
Expired	(90,000)	0.34
Issued in the Offering (Note 13)	11,456,250	0.55
Agents compensation warrants (Note 13)	1,187,250	0.55
Outstanding at April 30, 2013	12,643,500	$0.55	1.29	$—
Exercisable at April 30, 2013	12,643,500	$0.55	1.29	$—

During the six months ended April 30, 2013, the Company issued 11,456,250 warrants in connection with the Offering and issued 1,187,250 compensation warrants to the agents. The fair value of the agent’s compensation warrants was determined to be $51,672 based upon the Black-Scholes pricing model using risk free interest rate of 0.22%, expected volatility of 50%, dividend yield of 0%, and a contractual term of 1.5 years.

No warrants were issued or exercised during the six months ended April 30, 2012.

Summarized information about warrants outstanding and exercisable at April 30, 2013 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55	12,643,500	1.29	$0.55	12,643,500	$0.55

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2013 and October 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, and accrued liabilities and expenses approximate fair value at April 30, 2013 and October 31, 2012 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. Dollar deposits held in Canadian financial institutions. As of April 30, 2013 and October 31, 2012, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $7,338,188 and $2,868,917, respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2013 and October 31, 2012, the US dollar equivalent balance for these accounts was $94,521 and $100,000, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the six months ended April 30, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1,747.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of April 30, 2013, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

In addition, seven of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. The agreements are considered option purchase agreements and give the Company the option, but not the obligation, to acquire the concessions at established prices. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts. The payments required to obtain full ownership of these concessions are set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
May 2013	$MXN 500,000
March 2014 (1)	$MXN 500,000
(1) If a change of control occurs prior to the payment date, this payment is due upon the change of control. Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

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

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. The option purchase price until April 2014 is $5 million. Upon payment of the option purchase price, no subsequent payments are required.

(2)          After April 2015, Silver Bull must pay $300,000 every 6 months in order to maintain the option-purchase agreement. During this period, Silver Bull has the option of acquiring Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (100% interest) for $7 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2014	$300,000

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The Company plans to request the concession licenses be amended to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of April 30, 2013, one U.S. dollar approximates $CFA 501.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014, with a further increase to $CDN 7,981 on April 1, 2016. As of April 30, 2013, one U.S. dollar approximates $CDN 1.01.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended		Period from November 8, 1993 (Inception) To
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
Net loss for the period
Mexico	$(1,393,000)	$(2,300,000)	$(2,710,000)	$(4,817,000)	$(47,927,000)
Canada	(698,000)	(746,000)	(1,454,000)	(1,599,000)	(5,778,000)
Gabon	(120,000)	(350,000)	(151,000)	(574,000)	(3,095,000)
United States	-	-	-	-	(34,309,000)
	$(2,211,000)	$(3,396,000)	$(4,315,000)	$(6,990,000)	$(91,109,000)

The following table details allocation of assets included in the accompanying balance sheet at April 30, 2013

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$3,990,000	$3,669,000	$47,000	$47,000	$7,753,000
Restricted cash	-	-	-	494,000	494,000
Value-added tax receivable, net	-	-	317,000	21,000	338,000
Other receivables	-	46,000	46,000	-	92,000
Prepaid expenses and income taxes and deposits	-	94,000	147,000	1,000	242,000
Office and mining equipment, net	-	6,000	599,000	31,000	636,000
Property concessions	-	-	6,554,000	2,231,000	8,785,000
Goodwill	-	-	18,495,000	-	18,495,000
	$3,990,000	$3,815,000	$26,205,000	$2,825,000	$36,835,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties

	For the Three Months Ended		For the Six Months Ended		Period from November 8, 1993 (Inception) To
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(1,410,000)	$(3,350,000)	$(2,706,000)	$(5,845,000)	$(48,620,000)
Gabon Ndjole	(41,000)	-	(120,000)	-	(990,000)
Gabon Mitzic	(23,000)	(87,000)	(52,000)	(144,000)	(1,029,000)
Gabon Ogooue	-	-	-	-	(570,000)
Gabon Mevang	-	(287,000)	-	(287,000)	(287,000)
	$(1,474,000)	$(3,724,000)	$(2,878,000)	$(6,276,000)	$(51,496,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, planned drilling activities at the Sierra Mojada Property, the timing and scope of our metallurgical program, the scope and size of the capital budget for the Sierra Mojada Property and for general and administrative expenses, and the preparation of a preliminary economic assessment in compliance with Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”), and planned activities at our Gabon properties.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities and to do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, gold, zinc, lead, copper, manganese and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our ability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management necessary to successfully operate and grow our business; and

•	Political and economic instability in Mexico and other countries in which we conduct our business and future actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera”) and Contratistas de Sierra Mojada S.A. de C.V., and through Minera’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

On April 16, 2010, we completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became our wholly-owned subsidiary.  Dome through its subsidiaries holds two exploration licenses in Gabon, West Africa covering approximately 4,000 square kilometers.  We believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses. Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Developments

February 2013 Offering

In February 2013, we raised net proceeds of approximately $8,095,000  in a public offering of units consisting of one share of common stock and one-half of a common stock purchase warrant.  We intend to use the proceeds of the offering to continue to advance the Sierra Mojada project.

Sierra Mojada Property

As a result of the proceeds from our February 2013 offering, our board of directors approved a revised calendar year 2013 exploration budget of $4.6 million for exploration and property holding costs and $1.9 million for concessions option payments and land purchases for the Sierra Mojada Property and a $2 million budget for general and administration expenses as discussed in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section. The focus of the 2013 calendar year exploration program is drilling, continued metallurgical work, the recently completed NI 43-101 compliant resource estimate and the completion of a preliminary economic assessment based on the updated resource estimate.

Mineralized Material Estimate

On April 30, 2013, JDS Energy & Mining Inc. (“JDS”) delivered a technical report (the “Technical Report”) on the mineralization at the Sierra Mojada Project in accordance with NI 43-101.  The Technical Report includes the silver and zinc mineralization in the area that has been referred to as the “Shallow Silver Zone” and the “Zinc Zones”.  The resource was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the Technical Report indicates mineralized material of 72.9 million tonnes at an average silver grade of 69.5 grams/tonne silver and an average zinc percentage of 1.50%. Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Approximately 400 meters of underground drilling targeting a high grade silver zone was completed during January to April 2013.

Metallurgical Studies

We have an active metallurgical program to test the silver mineralization for heap and agitation cyanide leach methods and the zinc mineralization for pyro-metallurgy and flotation methods. We are also investigating how any low grade zinc (<1%) which reports with the silver mineralization can be recovered.

We received preliminary results for metallurgical testing on samples taken from a portion of the Shallow Silver Zone and the Zinc Zone. The test work included in these preliminary results in the Silver Zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system. In the Zinc Zone this work focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Preliminary results from these initial tests were promising, and further metallurgical tests are continuing on samples taken from other areas of the Shallow Silver Zone and Zinc Zone. In addition we are performing significant testing of the flotation method on samples from the Zinc Zone. The results from this first phase of the metallurgical program are expected to be completed in June 2013 and these results will be included in the preliminary economic assessment described below.

Preliminary Economic Assessment

JDS has been retained to complete Silver Bull’s maiden Preliminary Economic Assessment (“PEA”) on the silver and zinc mineralization at the Sierra Mojada Property. The PEA is expected to be completed in the third quarter of calendar year 2013.

Geological Mapping

In addition to drilling the extensions on the Shallow Silver Zone, a regional mapping and prospecting exploration program focused on the Palamos Negros and Dormidos prospects is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone. Subject to positive results from this program, an additional 2,000 meters of surface drilling has been budgeted for calendar year 2013 to test targets identified in these areas.

Gabon Property

The majority of our work in Gabon was previously conducted by AngloGold Ashanti Limited under the terms of certain joint venture agreements. Effective August 16, 2012, AngloGold terminated those agreements.  We continue to believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses.

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

Results of Operations

Three months Ended April 30, 2013 and April 30, 2012

For the three months ended April 30, 2013, we experienced a net loss of $2,211,000, or approximately $0.01 per share, compared to a net loss of $3,396,000, or approximately $0.02 per share, during the comparable period last year. The $1,185,000 decrease in net loss was primarily due to a $2,250,000 decrease in exploration and property holding costs, which was partially offset by a $785,000 increase in general and administrative expenses and a $199,000 decrease in miscellaneous income.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $2,250,000 to $1,474,000 for the three months ended April 30, 2013, compared to $3,724,000 for the comparable period last year. This decrease was primarily due to a significantly reduced drilling program on the Sierra Mojada Property. During the six months ended April 30, 2013, we had a small drilling program using our underground drill rigs; whereas, in the comparable three month period three external drill rigs were used. Also, this decrease was partially offset by a $633,000 concession impairment in the three months ended April 30, 2013 compared to $287,000 in the comparable period last year.

General and Administrative Costs

We recorded a general and administrative expense of $673,000 for the three months ended April 30, 2013 as compared to a recovery of $112,000 for the comparable period last year. The $785,000 increase was mainly the result of a $876,000 decrease in the recovery of uncollectible value-added taxes and a $73,000 increase in office and administrative costs, which was partially offset by a $70,000 decrease in professional services, a $89,000 decrease in directors’ fees as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative expense decreased to $67,000 for the three months ended April 30, 2013 from $171,000 for the comparable period last year. The decrease was mainly due to a result of stock options granted to two new directors in February 2012.

Personnel cost of $193,000 for the three months ended April 30, 2013 was similar to $198,000 for the comparable period last year.

Office and administrative costs increased $73,000 to $336,000 during the three months ended April 30, 2013, compared to $263,000 in the comparable period last year. This increase is mainly due to increased investor relations activities, corporate travel due to the February 2013 offering described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section and the timing of expenses.

Professional fees decreased $70,000 to $91,000 for the three months ended April 30, 2013 compared to $161,000 for the comparable period last year. This decrease is mainly due to a decrease in legal fees in the three months ended April 30, 2013.

Directors’ fees decreased $89,000 to $69,000 for the three months ended April 30, 2013 as compared to $158,000 for the comparable period last year. The decrease was primarily due to a $84,000 decrease in stock-based compensation expense as a result of stock options granted to two new directors in February 2012.

We recorded a recovery of $17,000 for uncollectible value-added taxes for the three months ended April 30, 2013 compared to a recovery of $893,000 in the comparable period last year. The recovery for uncollectible taxes in the three months ended April 30, 2012 was mainly due to value added tax collected in Mexico during this period inclusive of interest of $952,000 after a significant period where no collections were made. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expense of $33,000 for the three months ended April 30, 2013 as compared to other income of $288,000 for the comparable period last year. The significant factor was a $40,000 foreign currency transaction loss in the three months ended April 30, 2013, compared to a foreign currency transaction gain of $23,000 for the comparable period last year and a $4,000 miscellaneous income in the three months ended April 30, 2013 compared to a $203,000 miscellaneous income for the comparable period last year. This miscellaneous income in 2012 was primarily the result of us receiving supporting documents that allowed us to reduce our liability for certain withholding taxes.

The foreign currency transaction loss in the three months ended April 30, 2013 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Six months Ended April 30, 2013 and April 30, 2012

For the six months ended April 30, 2013, we experienced a net loss of $4,315,000, or approximately $0.03 per share, compared to a net loss of $6,990,000, or approximately $0.05 per share, during the comparable period last year. The $2,675,000 decrease in the net loss was primarily due to a $3,398,000 decrease in exploration and property holding costs, which was partially offset by a $680,000 increase in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $3,398,000 to $2,878,000 for the six months ended April 30, 2013 compared to $6,276,000 for the comparable period last year.  This decrease was primarily due to a significantly reduced drilling program on the Sierra Mojada Property. During the six months ended April 30, 2013, we had a small drilling program using our underground drill rigs; whereas, three external drill rigs were used in the comparable period last year. Also, we recorded a $709,000 concession impairment in the six months ended April 30, 2013 compared to $355,000 concession impairment in the comparable period last year.

General and Administrative Costs

General and administrative expenses increased $680,000 to $1,451,000 for the six months ended April 30, 2013 as compared to $771,000 for the comparable period last year. This increase was mainly the result of a $808,000 decrease in recovery of uncollectible value-added taxes and $176,000 increase in office and administrative cost which was partially offset by a $154,000 decrease in directors’ fees and $104,000 decrease in professional services for the six months ended April 30, 2013.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation included in general and administrative expense decreased to $195,000 for the six months ended April 30, 2013 from $427,000 for the six months ended April 30, 2012. This was mainly due to stock options granted to officers and directors during the six months ended April 30, 2012.

Personnel costs decreased $47,000 to $426,000 for the six months ended April 30, 2013 as compared to $473,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $125,000 in the six months ended April, 30, 2012 from $206,000 in the comparable period last year, which was partially offset by a $34,000 increase in personnel costs due to additional employees in the six months ended April 30, 2013.

Office and administrative expenses increased $176,000 to $628,000 for the six months ended April 30, 2013 as compared to $452,000 for the comparable period last year.  This increase is mainly due to increased investor relations activities and corporate travel related to the February 2013 offering described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Professional services decreased $104,000 to $233,000 for the six months ended April 30, 2013 as compared to $337,000 for the comparable period last year. The decrease was primarily due to a decrease in legal fees in the six months ended April 30, 2013 from the comparable period last year.

Directors’ fees decreased $154,000 to $163,000 for the six months ended April 30, 2013 as compared to $317,000 for the comparable period last year. This decrease was primarily due to a $151,000 decrease in stock based compensation as a result of stock options granted to two new directors in February 2012 and the vesting of stock options granted in January 2012.

We recorded a recovery of $1,000 for the six months ended April 30, 2013 for uncollectible value-added taxes compared to a recovery of $809,000 in the comparable period last year. The recovery for uncollectible taxes in the six months ended April 30, 2012 was mainly due to value added tax collected in Mexico during this period inclusive of interest of $952,000 after a significant period where no collections were made. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses from tax authorities received, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

Other income decreased $79,000 to $55,000 for the six months ended April 30, 2013 as compared to $134,000 for the comparable period last year. The significant factor was a $7,000 interest income and a $4,000 miscellaneous income in the six months ended April 30, 2013 as compared to a $66,000 interest income and a $234,000 miscellaneous income for the comparable period last year. This miscellaneous income in 2012 was primarily the result of us receiving supporting documents that allowed us to reduce our liability for certain withholding taxes. This decrease was partially offset by a foreign currency transaction gain of $44,000 in the six months ended April 30, 2013 as compared to a $165,000 foreign currency transaction loss for the comparable period last year.

The foreign currency transaction gain in the six months ended April 30, 2013 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the comparable period last year was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Material Changes in Financial Condition; Liquidity and Capital Resources

February 2013 Offering

On February 14, 2013, we closed a public offering (“the Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. We paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by us for which the agents received a 3.0% cash commission.

In addition, the agents received compensation warrants equal in number to 6.0% of the aggregate number of units issued under the Offering except for $2.5 million in units sold to purchasers arranged by us for which the agents received compensation warrants equal in number to 3.0% of the units sold to such purchasers. The compensation warrants have the same terms as the other warrants issued in the Offering.

Cash Flows

During the six months ended April 30, 2013, we primarily utilized cash and cash equivalents on hand to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  Additionally, during the six months ended April 30, 2013, we received net proceeds after offering costs of $8,095,000 as we closed the Offering. As a result of the Offering, offset by the exploration activities and general and administrative expenses, cash and cash equivalents on hand increased from $3,201,000 at October 31, 2012 to $7,753,000 at April 30, 2013.

Cash flows used in operations for the six months ended April 30, 2013 was $3,362,000 as compared to $7,116,000 for the comparable period in 2012.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property in the six months ended April 30, 2013 compared to the comparable period last year.

Cash flows used in investing activity for the six months ended April 30, 2013 was $217,000 as compared to $833,000 for the comparable period in 2012. The decrease was mainly due to the decision to not pursue further work on La Perla, La India, and La India Dos concessions as described below, an agreement to defer another concessions option payment and the delay in payment of a concession option payment from April 2013 to June 2013.

Cash flows provided by financing activities for the six months ended April 30, 2013 was $8,127,000 as compared to $10,288,000 for the comparable period last year. The majority of the cash flow provided by financing activities was due to the Offering.

Capital Resources

As of April 30, 2013, we had cash and cash equivalents on hand of $7,753,000 and working capital of $6,847,000 as compared to cash and cash equivalents on hand of $3,201,000 and working capital of $2,925,000 as of October 31, 2012. The increase in our liquidity and working capital were primarily the result of the Offering in February 2013 which was partially offset by cash and cash equivalents on hand used by exploration activities at the Sierra Mojada Property and general and administrative expense.

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

Our board of directors approved a calendar year 2013 budget of $4.6 million for exploration and property holding costs and $1.9 million for concessions option payments and land purchases for the Sierra Mojada Property and a $2 million budget for general and administration expense. We expect to fund remaining 2013 operations with cash on hand. As of May 31, 2013, we had approximately $7.2 million of cash on hand. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Contractual Obligations

During the six months ended April 30, 2013, we decided not to pursue further work on the Maravillas, Ampl. Sierra Mojada and Sierra Mojada concessions. As a result we will not make further concession option payments for these concessions. This will reduce our Sierra Mojada concession option purchase payments by $MXN 11,000,000 between April 2013 and April 2015.

In addition, during the six months ended April 30, 2013, we decided not to pursue further work on the La Perla, La India and La India Dos concessions. As a result we will not make further concession option payments for these concessions. This will reduce our Sierra Mojada concession option purchase payments and concession option purchase price by $5,900,000 between April 2013 and April 2014.

Further, during the six months ended April 30, 2013, we amended the Poder de Dios,  Anexas a Poder de Dios and Ampliacion a Poder de Dios concession option purchase agreement (“the Poder de Dios Agreement”) and in May 2013, we amended the Olympia concession option purchase agreement (“the Olympia Agreement”).

As a result of amending the Poder de Dios Agreement, we paid $180,000 in April 2013 and deferred $120,000 from the original $300,000 April 2013 payment and deferred the $300,000 October 2013 payment to the earlier of April 2014 or a change in control of Silver Bull. As a result of this amendment, we have guaranteed this payment and the $420,000 amount is included in accrued liabilities and expenses at April 30, 2013.

As a result of amending the Olympia Agreement, we paid $MXN500,000 of the August 2013 $MXN1,000,000 payment in May 2013. The remaining $MXN500,000 concession option payment is deferred until the earlier of March 2014 or a change in control of Silver Bull.

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

Recent Accounting Pronouncements Adopted in the Six months Ended April 30, 2013

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the six months period ended April 30, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $1,747.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of April 30, 2013, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead, gold, copper, manganese and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and continue our exploration plans. None of our properties are in production and we do not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

As of April 30, 2013, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2013 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SILVER BULL RESOURCES, INC.
Dated: June 5, 2013	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 5, 2013	By	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)