Form 10-Q
period 2013-07-31
SILVER BULL RESOURCES, INC.
filed 2013-09-05
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
    Yes ☐ No ☑

As of September 5, 2013, there were 159,072,657 shares of the Registrant’s $0.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
	July 31, 2013	October 31, 2012
	(Unaudited)	**
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,160,256	$3,201,240
Restricted cash (Note 5)	—	12,614
Value-added tax receivable, net of allowance for uncollectible taxes of $173,705 and $203,835, respectively (Note 6)	441,374	940,212
Other receivables	64,473	116,251
Prepaid expenses and deposits	221,504	308,453
Total Current Assets	6,887,607	4,578,770

Office and mining equipment, net (Note 7)	592,399	709,322
Property concessions (Note 8)	8,929,126	8,526,662
Goodwill (Note 9)	18,495,031	18,495,031
Other assets	—	43,843

TOTAL ASSETS	$34,904,163	$32,353,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$125,322	$500,619
Accrued liabilities and expenses	1,264,523	654,750
Income tax payable	3,310	8,540
Payable to AngloGold (Note 10)	—	490,095
Total Current Liabilities	1,393,155	1,654,004

COMMITMENTS AND CONTINGENCIES (Notes 12 and 17)

STOCKHOLDERS’ EQUITY (Notes 12, 13, 14 and 15)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 136,160,157 shares issued and outstanding, respectively	1,590,726	1,361,601
Additional paid-in capital	124,544,672	116,199,819
Deficit accumulated during exploration stage	(92,693,946)	(86,920,276)
Other comprehensive income	69,556	58,480
Total Stockholders’ Equity	33,511,008	30,699,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,904,163	$32,353,628

** Derived from the audited financial statements for the year ended October 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,258,116	1,441,918	3,355,570	7,296,110	48,408,330
Depreciation and asset write-off (Note 8)	39,771	601,594	820,743	1,023,607	4,386,044
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	1,297,887	2,043,512	4,176,313	8,319,717	52,794,374

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	236,464	233,232	662,439	706,200	17,495,079
Office and administrative (Note 11)	185,224	187,413	813,418	639,125	5,701,043
Professional services	88,298	69,554	320,973	406,127	8,736,435
Directors’ fees	123,328	90,543	286,031	407,876	5,294,987
Provision for (recovery of) uncollectible value-added taxes	38,890	(120,015)	38,030	(928,898)	572,124
Depreciation	1,168	1,168	3,505	2,616	268,069
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	673,372	461,895	2,124,396	1,233,046	38,067,737

LOSS FROM OPERATIONS	(1,971,259)	(2,505,407)	(6,300,709)	(9,552,763)	(90,862,111)

OTHER INCOME (EXPENSES)
Interest and investment income	1,818	73,035	8,748	138,942	1,104,070
Foreign currency transaction gain (loss)	14,833	(268,206)	58,423	(433,557)	(3,055,072)
Miscellaneous income	514,566	9,562	518,555	243,398	541,235
TOTAL OTHER INCOME (EXPENSE)	531,217	(185,609)	585,726	(51,217)	(1,409,767)

LOSS BEFORE INCOME TAXES	(1,440,042)	(2,691,016)	(5,714,983)	(9,603,980)	(92,271,878)

INCOME TAX EXPENSE	18,613	24,722	58,687	101,370	295,978

NET LOSS	$(1,458,655)	$(2,715,738)	$(5,773,670)	$(9,705,350)	$(92,567,856)

OTHER COMPREHENSIVE INCOME (LOSS) – Foreign currency translation adjustments	4,435	(201,502)	11,076	(366,154)	69,556

COMPREHENSIVE LOSS	$(1,454,220)	$(2,917,240)	$(5,762,594)	$(10,071,504)	$(92,498,300)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	136,160,157	150,260,157	132,932,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2012	136,160,157	$1,361,601	$116,199,819	$(86,920,276)	$58,480	$30,699,624
Issuance of common stock as follows:
- for cash at an average price of $0.40 per share with attached warrants less offering costs of $1,121,947 (Note 13)	22,912,500	229,125	7,813,928	—	—	8,043,053
Stock option and warrants activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	479,253	—	—	479,253
- fair value of warrants issued to agents in connection with the Offering (Notes 13 and 15)	—	—	51,672	—	—	51,672
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	11,076	11,076
Net loss for the period ended July 31, 2013	—	—	—	(5,773,670)	—	(5,773,670)
Balance, July 31, 2013	159,072,657	$1,590,726	$124,544,672	$(92,693,946)	$69,556	$33,511,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,773,670)	$(9,705,350)	$(92,567,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write-off	824,248	1,026,223	4,622,470
Provision for (recovery of) uncollectible value-added taxes	38,030	(928,898)	565,149
Noncash (income) expenses	(508,057)	—	(381,193)
Foreign currency transaction (gain) loss	(47,772)	366,577	3,086,950
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	479,253	671,665	10,614,992
Stock options and warrants issued for services, financing fees and directors’ fees	—	—	4,769,840
Decrease (increase) in, net of merger transaction:
Value-added tax receivable	478,572	1,381,030	(1,182,577)
Restricted cash	12,614	(16,881)	(5,125)
Other receivables	53,155	(69,048)	(50,710)
Prepaid expenses and deposits	91,617	(131,697)	(197,025)
(Decrease) increase in, net of merger transaction:
Accounts payable	(380,716)	(493,089)	(98,618)
Income tax payable	(5,566)	(4,211)	6,403
Accrued liabilities and expenses	176,945	(513,619)	919,648
Other liabilities	—	—	7,649
Net cash (used by) operating activities	(4,561,347)	(8,417,298)	(66,573,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	—	(65,813)	(3,095,062)
Proceeds from sale of equipment	24,448	—	485,792
Proceeds from mining concession option payment	—	—	200,000
Acquisition of property concessions	(632,733)	(1,241,348)	(7,983,945)
Net cash (used by) investing activities	(608,285)	(1,307,161)	(7,774,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	8,094,725	10,217,774	73,003,430
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	—	188,913
Proceeds from exercise of warrants	—	—	6,350,286
Deferred offering costs	43,843	49,865	—
Payable to AngloGold	(11,551)	75,170	453,878
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	8,127,017	10,342,809	80,960,614

Effect of exchange rates on cash and cash equivalents	1,631	(103,304)	(452,484)

Net increase in cash and cash equivalents	2,959,016	515,046	6,160,256
Cash and cash equivalents beginning of period	3,201,240	4,239,899	—

Cash and cash equivalents end of period	$6,160,256	$4,754,945	$6,160,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine months Ended July 31,		Period from November 8, 1993 (Inception) to July 31,
	2013	2012	2013

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$48,989	$91,468	$283,508
Interest paid	$—	$440	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities and expenses – acquisition of property concessions	$420,000	$—	$420,000
Warrants issued for offering costs (Note 15)	$51,672	$—	$51,672
Common stock issued in merger with Dome Ventures	$—	$—	$24,840,886
Warrants issued in merger with Dome Ventures	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,947

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and future profitable production. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements, except as disclosed in Note 8.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements (except as disclosed in Note 3). In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the nine months ended July 31, 2013 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2013.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Form 10-K/A for the year ended October 31, 2012 filed on February 4, 2013, except as follows.

Recent Accounting Pronouncements Adopted in the Nine Months Ended July 31, 2013

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

NOTE 4 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 22,110,173 shares and 6,018,910 shares outstanding at July 31, 2013 and July 31, 2012, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 5 – RESTRICTED CASH

At July 31, 2013 and October 31, 2012, the Company had $nil and $12,614 of restricted cash, respectively, which is classified as a current asset.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. As a result of VAT collections in Mexico and Gabon during the nine months ended July 31, 2013, the Company estimates net VAT of $441,374 will be received within twelve months of the balance sheet date.

During the nine months ended July 31, 2013, the Company has received $385,291 and $495,314, inclusive of interest related to VAT tax returns, in Mexico and Gabon, respectively. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the nine months ended July 31, 2013, a provision of uncollectible VAT of $38,030 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the nine months ended July 31, 2013 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2012	$203,835
Provision for uncollectible VAT Taxes	38,030
Write-off VAT receivable	(57,326)
Foreign currency translation adjustment	(10,834)
Allowance for uncollectible VAT taxes – July 31, 2013	$173,705

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at July 31, 2013 and October 31, 2012, respectively:

	July 31,	October 31,
	2013	2012

Mining equipment	$780,838	$799,724
Vehicles	179,178	215,618
Buildings and structures	197,723	197,723
Computer equipment and software	130,263	141,978
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	1,381,539	1,448,580
Less: Accumulated depreciation	(789,140)	(739,258)
	$592,399	$709,322

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at July 31, 2013 and October 31, 2012, respectively:

	Sierra Mojada,	Ndjole,	Mitzic,	Mevang,	Ogooue,
	Mexico	Gabon	Gabon	Gabon	Gabon	Total
Property Concessions – November 1, 2011	$4,846,687	$2,578,192	$958,801	$306,376	$656,779	$9,346,835
Acquisitions	1,547,736	—	—	—	—	1,547,736
Impairment	(68,284)	(490,000)	(590,000)	(286,710)	(570,671)	(2,005,665)
Foreign currency translation adjustment	—	(190,299)	(66,171)	(19,666)	(86,108)	(362,244)
Property Concessions – October 31, 2012	$6,326,139	$1,897,893	$302,630	$—	$—	$8,526,662
Acquisitions	1,052,732					1,052,732
Impairment	(714,038)	—	—	—	—	(714,038)
Foreign currency translation adjustments	—	55,660	8,110	—	—	63,770
Property Concessions – July 31, 2013	$6,664,833	$1,953,553	$310,740	$—	$—	$8,929,126

During the nine months ended July 31, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $714,038.

During the nine months ended July 31, 2012, the Company decided not to pursue further work on the Fortaleza and Ampl. A. Fortaleza concessions. As a result, the Company has written off the capitalized property concession balance related to these concessions of $68,284.

During the nine months ended July 31, 2012, the Company and AngloGold Ashanti Limited (“AngloGold”) decided not to pursue further work on the Mevang and Ogooue concessions. As a result, the Company has written off the capitalized property concession balance related to these concessions of $286,710 for Mevang and $570,671 for Ogooue.

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

The following is a summary of the Company’s goodwill balance as at July 31, 2013 and October 31, 2012, respectively:

Goodwill – November 1, 2011	$18,495,031
Goodwill – October 31, 2012	$18,495,031
Goodwill – July 31, 2013	$18,495,031

NOTE 10 – PAYABLE TO ANGLOGOLD

Pursuant to the terms of two joint venture agreements between the Company and AngloGold  which were terminated effective August 16, 2012, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. As at October 31, 2012, the Company had $477,481 (Central African Francs (“$CFA”) 241,738,722) of VAT receivable outstanding related to expenditures incurred by AngloGold, which was included in the payable to AngloGold of $490,095 recorded at October 31, 2012. Based on the Company’s current legal interpretation of the joint venture agreements, the Company has concluded that AngloGold has no right to the VAT receivable and related cash collected, because AngloGold abandoned all of its rights and benefits under the joint venture agreements upon AngloGold’s termination of such agreements. Therefore, the Company has not recorded a payable to AngloGold at July 31, 2013.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the three months ended July 31, 2013 and July 31, 2012, the Company paid $nil and $nil respectively, and during the nine months ended July 31, 2013 and July 31, 2012, the Company paid $nil and $54,000 respectively, to Rand Edgar Investment Corp. for general corporate development, rent and administrative services, which is included in the office and administrative line of the condensed consolidated statement of operations and comprehensive loss.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2013, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 14 - STOCK OPTIONS

The Company has two active stock option plans. Under the 2006 Stock Option Plan (the “2006 Plan”) the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2010 Stock Option and Stock Bonus Plan (the “2010 Plan”), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately 1 to 2 years and have a contractual term of 5 to 10 years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2013 and 2012 are as follows:

Nine months Ended July 31,
Options	2013	2012

Expected volatility	54% - 70%	69% - 104%
Risk-free interest rate	0.29% - 0.88%	0.29% - 0.63%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the nine months ended July 31, 2013, the Company granted options to acquire 2,515,000 shares of common stock with a weighted-average grant-date fair value of $0.15. No options were exercised during the nine months ended July 31, 2013.

During the nine months ended July 31, 2012, the Company granted options to acquire 2,810,000 shares of common stock with a weighted-average grant-date fair value of $0.30. No options were exercised during the nine months ended July 31, 2012.

The following is a summary of stock option activity for the nine months ended July 31, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	7,530,002	$0.66	3.93	12,500
Granted	2,515,000	0.39
Forfeited/Cancelled	(181,665)	0.53
Expired	(396,664)	0.64
Outstanding at July 31, 2013	9,466,673	$0.59	3.65	$—

Vested or Expected to Vest at July 31, 2013	9,466,673	$0.59	3.65	$—
Exercisable at July 31, 2013	6,196,672	$0.66	3.25	$—

The Company recognized stock-based compensation costs for stock options of $479,253 and $671,665 for the nine months ended July 31, 2013 and 2012, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2013 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 - 0.73	8,561,671	3.73	$0.52	5,291,670	$0.57
1.00 - 1.20	805,000	2.55	1.11	805,000	1.11
2.18	100,002	2.62	2.18	100,002	2.18
$0.37 - 2.18	9,466,673	3.65	$0.59	6,196,672	$0.66

As of July 31, 2013, there was $323,200 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.56 years.

NOTE 15 - WARRANTS

A summary of warrant activity for the nine months ended July 31, 2013 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 1, 2012	90,000	$0.34	0.28	13,500
Expired	(90,000)	0.34
Issued in the Offering (Note 13)	11,456,250	0.55
Agents compensation warrants (Note 13)	1,187,250	0.55
Outstanding at July 31, 2013	12,643,500	$0.55	1.04	$—
Exercisable at July 31, 2013	12,643,500	$0.55	1.04	$—

During the nine months ended July 31, 2013, the Company issued 11,456,250 warrants in connection with the Offering and issued 1,187,250 compensation warrants to the agents. The fair value of the agent’s compensation warrants was determined to be $51,672 based upon the Black-Scholes pricing model using risk free interest rate of 0.22%, expected volatility of 50%, dividend yield of 0%, and a contractual term of 1.5 years.

No warrants were issued or exercised during the nine months ended July 31, 2012.

Summarized information about warrants outstanding and exercisable at July 31, 2013 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55	12,643,500	1.04	$0.55	12,643,500	$0.55

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of July 31, 2013 and October 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable, and accrued liabilities and expenses approximate fair value at July 31, 2013 and October 31, 2012 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. Dollar deposits held in Canadian financial institutions. As of July 31, 2013 and October 31, 2012, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $5,225,450 and $2,868,917, respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2013 and October 31, 2012, the US dollar equivalent balance for these accounts was $541,000 and $100,000, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the nine months ended July 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,551.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso (“$MXN”), CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of July 31, 2013, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

Employment Agreements

On February 26, 2013, the Company entered into an amended and restated employment agreement with Brian Edgar, its Chairman. The amended and restated employment agreement provides that Mr. Edgar is entitled to receive a lump sum severance payment equal to 12 months of his base salary ($CDN 7,500 per month) if Mr. Edgar is terminated without cause. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Edgar is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Edgar or the Company terminates his employment within three months of such change in control.

On February 26, 2013, the Company entered into an amended and restated employment agreement with Timothy Barry, its President and Chief Executive Officer. The amended and restated employment agreement provides that Mr. Barry is entitled to receive a lump sum severance payment equal to 12 months of his base salary ($CDN 18,000 per month)  if Mr. Barry is terminated without cause. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Barry is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Barry or the Company terminates his employment within three months of such change in control.

On February 26, 2013, the Company entered into an amended and restated employment agreement with Sean Fallis, its Chief Financial Officer that provides for an annual base salary effective March 1, 2013 of $CDN 180,000. The amended and restated employment agreement provides that Mr. Fallis is entitled to receive a lump sum payment equal to six months of his base salary if Mr. Fallis is terminated without cause after February 7, 2014 and four months of his base salary if terminated prior to such date. However, upon a change of control (which is defined in the amended and restated employment agreement), Mr. Fallis is entitled to receive a lump sum severance payment equal to 24 months of his base salary plus the previous year bonus, if Mr. Fallis or the Company terminates his employment within three months of such change in control.

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

(1)          Until July 2016, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.

Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount	Option Purchase Price (1)
April 2014	$300,000	$6 million
October 2014	$300,000	$6 million
April 2015 (2)	$300,000	$7 million

(1)          Payments shown in the second column are required to maintain the option. Payments shown in the third column reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. The option purchase price until April 2014 is $5 million. Upon payment of the option purchase price, no subsequent payments are required.

(2)          After April 2015, the Company must pay $300,000 every 6 months in order to maintain the option-purchase agreement. During this period, the Company has the option of acquiring Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (100% interest) for $7 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2014	$300,000

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The Company plans to request the concession licenses be amended to reflect the required exploration expenditures of $CFA 400,000,000 per concession to renew the concessions for a third term of three years per Gabonese law. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of July 31, 2013, one U.S. dollar approximates $CFA 494.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014, with a further increase to $CDN 7,981 on April 1, 2016. As of July 31, 2013, one U.S. dollar approximates $CDN 1.03.

NOTE 18 – SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended July 31,		For the Nine months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2013	2012	2013	2012	2013
Net income (loss) for the period
Mexico	$(1,108,000)	$(1,382,000)	$(3,818,000)	$(6,199,000)	$(49,035,000)
Canada	(636,000)	(634,000)	(2,090,000)	(2,232,000)	(6,414,000)
Gabon	286,000	(700,000)	134,000	(1,274,000)	(2,810,000)
United States	-	-	-	-	(34,309,000)
	$(1,458,000)	$(2,716,000)	$(5,774,000)	$(9,705,000)	$(92,568,000)

The following table details allocation of assets included in the accompanying balance sheet at July 31, 2013:
	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$2,771,000	$2,848,000	$14,000	$526,000	$6,159,000
Value-added tax receivable, net	-	-	424,000	17,000	441,000
Other receivables	-	14,000	50,000	1,000	65,000
Prepaid expenses and deposits	-	80,000	141,000	1,000	222,000
Office and mining equipment, net	-	5,000	560,000	28,000	593,000
Property concessions	-	-	6,665,000	2,264,000	8,929,000
Goodwill	-	-	18,495,000	-	18,495,000
	$2,771,000	$2,947,000	$26,349,000	$2,837,000	$34,904,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		Period from November 8, 1993 (Inception) To July 31,
	2013	2012	2013	2012	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(1,096,000)	$(1,476,000)	$(3,802,000)	$(7,321,000)	$(49,716,000)
Gabon Ndjole	(183,000)	-	(303,000)	-	(1,039,000)
Gabon Mitzic	(19,000)	3,000	(71,000)	(141,000)	(1,048,000)
Gabon Ogooue	-	(570,000)	-	(570,000)	(704,000)
Gabon Mevang	-	-	-	(287,000)	(287,000)
	$(1,298,000)	$(2,043,000)	$(4,176,000)	$(8,319,000)	$(52,794,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate”, “continue”, “likely”, “estimate”, “expect”, “may”, “will”, “projection”, “should”, “believe”, “potential”, “could” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, planned drilling activities at the Sierra Mojada Property, the timing and scope of our metallurgical program, the scope and size of the capital budget for the Sierra Mojada Property and for general and administrative expenses, the preparation of a preliminary economic assessment in compliance with Canadian Securities Administrators’ National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”), and planned activities at our Gabon properties.

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

On April 16, 2010, we completed a merger transaction with Dome Ventures Corporation (“Dome”), whereby Dome became our wholly-owned subsidiary.  Dome, through its subsidiaries holds two exploration licenses in Gabon, West Africa covering approximately 4,000 square kilometers.  We believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses. Operations in Gabon are conducted by Dome’s subsidiaries Dome Ventures SARL Gabon, African Resources SARL Gabon and Gabon Resources SARL.

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

Sierra Mojada Property

Our board of directors approved a calendar year 2013 budget of $4.6 million for exploration and property holding costs and $1.9 million for acquisition of property concessions for the Sierra Mojada Property. Due to volatile market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2013. Our updated exploration budget for the Sierra Mojada Property for the period from September 2013 to December 2013 is $0.5 million for exploration and property holding costs and $0.2 million for acquisition of property concessions compared to $1.0 million for exploration and property holding costs and $0.4 million for acquisition of property concessions in the original budget. The focus of the updated 2013 calendar year exploration program is continued metallurgical work and the completion of a NI 43-101 preliminary economic assessment based on the updated resource estimate.

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

Drilling

A 4,000 meter drill program had been planned targeting what is believed to be an extension to the “high grade silver mineralization”. Approximately 400 meters of underground drilling under this program has been conducted, but due to volatile market conditions, the remaining drill program has been placed on hold.

Metallurgical Studies

We have an active metallurgical program to test the silver mineralization for heap and agitation cyanide leach methods and the zinc mineralization for pyro-metallurgy and flotation methods. We are also investigating how any low grade zinc (<1%) which reports with the silver mineralization can be recovered.

We received results for metallurgical testing on samples taken from a portion of the Shallow Silver Zone and the Zinc Zone. The test work included in these results in the Shallow Silver Zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc in the Shallow Silver Zone to the leach solution. In the Zinc Zone this work focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. In addition we reported on the sulfidization, acidification, recycling, and thickening process test work which is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and allows for the recovery of a portion of the low grade zinc that occurs in the Shallow Silver Zone. The preliminary results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the Shallow Silver Zone. Also, we are performing significant testing of the flotation method on samples from the Zinc Zone and expect additional results in September 2013.

Preliminary Economic Assessment

JDS has been retained to complete Silver Bull’s maiden Preliminary Economic Assessment (“PEA”) on the silver and zinc mineralization at the Sierra Mojada Property. The PEA is expected to be completed in September 2013.

Geological Mapping

A regional mapping and prospecting exploration program focused on the Palamos Negros and Dormidos prospects is underway. The aim of this program is to identify drill targets in these prospects outside of the Shallow Silver Zone. Subject to positive results from this program, an additional 2,000 meters of surface drilling had been planned for calendar year 2013 to test targets identified in these area. Due to volatile market conditions, this potential drill program has been placed on hold.

Gabon Property

The majority of our work in Gabon was previously conducted by AngloGold Ashanti Limited (“AngloGold”) under the terms of certain joint venture agreements. Effective August 16, 2012, AngloGold terminated those agreements.  We continue to believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. We are currently looking for a joint venture partner on the Ndjole and Mitzic licenses.

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

Results of Operations

Three Months Ended July 31, 2013 and July 31, 2012

For the three months ended July 31, 2013, we experienced a net loss of $1,459,000, or approximately $0.01 per share, compared to a net loss of $2,716,000, or approximately $0.02 per share, during the comparable period last year. The $1,257,000 decrease in net loss was primarily due to a $746,000 decrease in exploration and property holding costs, and a $531,000 other income in the three months ended July 31, 2013 compared to other expense of $186,000 in the comparable period last year which was partially offset by a $211,000 increase in general and administrative expenses.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $746,000 to $1,298,000 for the three months ended July 31, 2013, compared to $2,044,000 for the comparable period last year. This decrease was due to reduced drilling expenses on the Sierra Mojada Property as during the three months ended July 31, 2012 we used three external drill rigs for a portion of this period. Also, during the three months ended July 31, 2012 we recorded a $571,000 concession impairment as we decided not to pursue the Ogooue concession.

General and Administrative Costs

We recorded a general and administrative expense of $673,000 for the three months ended July 31, 2013 as compared to $462,000 for the comparable period last year. The $211,000 increase was mainly the result of an $18,000 increase in professional fees and a $33,000 increase in directors fees. Also, we recorded a provision of $39,000 for uncollectible value-added taxes for the three months ended July 31, 2013 compared to a recovery of $120,000 of uncollectible value-added taxes for the comparable period last year.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock based compensation included in general and administrative expense increased to $175,000 for the three months ended July 31, 2013 from $121,000 for the comparable period last year. The increase was mainly due to a result of stock options granted to employees and directors in June 2013.

Personnel cost of $237,000 for the three months ended July 31, 2013 was similar to $233,000 for the comparable period last year.

Office and administrative costs of $185,000 for the three months ended July 31, 2013 was similar to $187,000 for the comparable period last year.

Professional fees increased $18,000 to $88,000 for the three months ended July 31, 2013 compared to $70,000 for the comparable period last year. This increase is mainly due to an increase in legal and accounting fees in the three months ended July 31, 2013.

Directors’ fees increased $33,000 to $123,000 for the three months ended July 31, 2013 as compared to $90,000 for the comparable period last year. The increase was primarily due to a $34,000 increase in stock-based compensation expense which is significantly a result of stock options granted to directors in June 2013.

We recorded a provision of $39,000 for uncollectible value-added taxes (“VAT”) for the three months ended July 31, 2013 compared to a recovery of $120,000 in the comparable period last year. The recovery for uncollectible taxes in the three months ended July 31, 2012 was mainly due to changes in the estimate of the allowance for uncollectible value added taxes as we continued to be successful in collecting value added taxes following a significant period where no collections were made. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $531,000 for the three months ended July 31, 2013 as compared to other expense of $186,000 for the comparable period last year. The significant factor was a $15,000 foreign currency transaction gain in the three months ended July 31, 2013, compared to a foreign currency transaction loss of $268,000 for the comparable period last year and a $515,000 miscellaneous income in the three months ended July 31, 2013 compared to a $10,000 miscellaneous income for the comparable period last year. This was partially offset by a decrease in interest and investment income to $2,000 for the three months ended July 31, 2013 as compared to $73,000 for the comparable period last year. The decrease in interest and investment income is due to significant value added tax collections of historical returns and associated interest occurring in the three months ended July 31, 2012.

The miscellaneous income in the three months ended July 31, 2013 was primarily the result of our determination that AngloGold abandoned all of its rights and benefits under the two joint venture agreements upon AngloGold’s termination of these agreements, and therefore the VAT receivable outstanding at the termination of the agreements and subsequent cash collected is the sole property of the Company.

The foreign currency transaction gain in the three months ended July 31, 2013 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the comparable period last year was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Nine Months Ended July 31, 2013 and July 31, 2012

For the nine months ended July 31, 2013, we experienced a net loss of $5,774,000, or approximately $0.04 per share, compared to a net loss of $9,705,000, or approximately $0.07 per share, during the comparable period last year. The $3,931,000 decrease in the net loss was primarily due to a $4,144,000 decrease in exploration and property holding costs, which was partially offset by a $891,000 increase in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $4,144,000 to $4,176,000 for the nine months ended July 31, 2013 compared to $8,320,000 for the comparable period last year.  This decrease was primarily due to a significantly reduced drilling program on the Sierra Mojada Property. During the nine months ended July 31, 2013, we had a small drilling program for part of the period using our underground drill rigs; whereas, up to three external drill rigs were used in the comparable period last year. Also, we recorded a $714,000 concession impairment in the nine months ended July 31, 2013 compared to $926,000 concession impairment in the comparable period last year.

General and Administrative Costs

General and administrative expenses increased $891,000 to $2,124,000 for the nine months ended July 31, 2013 as compared to $1,233,000 for the comparable period last year. This increase was mainly the result of a $38,000 provision for uncollectible value added taxes in the nine months ended July 31, 2013 compared to a $929,000  recovery of uncollectible value-added taxes in the comparable period last year and a $174,000 increase in office and administrative cost which was partially offset by a $122,000 decrease in directors’ fees and a $85,000 decrease in professional services for the nine months ended July 31, 2013 compared to the comparable period last year.

Stock based compensation was a significant factor for the fluctuations in personnel and directors fees. Overall stock based compensation included in general and administrative expense decreased to $369,000 for the nine months ended July 31, 2013 from $547,000 for the nine months ended July 31, 2012. This was mainly due to stock options vesting in the nine months ended July 31, 2013 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $44,000 to $662,000 for the nine months ended July 31, 2013 as compared to $706,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $222,000 in the nine months ended July, 31, 2013 from $284,000 in the comparable period last year.

Office and administrative expenses increased $174,000 to $813,000 for the nine months ended July 31, 2013 as compared to $639,000 for the comparable period last year.  This increase is mainly due to increased investor relations activities and corporate travel related to the February 2013 offering described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Professional services decreased $85,000 to $321,000 for the nine months ended July 31, 2013 as compared to $406,000 for the comparable period last year. The decrease was primarily due to a decrease in legal fees in the nine months ended July 31, 2013 from the comparable period last year.

Directors’ fees decreased $122,000 to $286,000 for the nine months ended July 31, 2013 as compared to $408,000 for the comparable period last year. This decrease was primarily due to a $116,000 decrease in stock based compensation as a result of stock options vesting in the nine months ended July 31, 2013 having a lower fair value than stock option vesting in the comparable period last year.

We recorded a provision of $38,000 for the nine months ended July 31, 2013 for uncollectible value-added taxes compared to a recovery of $929,000 in the comparable period last year. The recovery for uncollectible taxes in the nine months ended July 31, 2012 was mainly due to value added tax collected in Mexico during this period inclusive of interest of $2,722,000 after a significant period where no collections were made. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses from tax authorities received, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $586,000 for the nine months ended July 31, 2013 as compared to other expenses of $51,000 for the comparable period last year. The significant factor was a $58,000 foreign currency transaction gain in the nine months ended July 31, 2013, compared to a foreign currency transaction loss of $434,000 for the comparable period last year and a $519,000 miscellaneous income in the nine months ended July 31, 2013 as compared to a $243,000 miscellaneous income for the comparable period last year. This was partially offset by a decrease in interest and investment income to $8,000 for the nine months ended July 31, 2013 as compared to a $139,000 for the comparable period last year. The decrease in interest and investment income is due to significant value added tax collections of historical returns and associated interest occurring in the nine months ended July 31, 2012.

The miscellaneous income in the nine months ended July 31, 2013 was primarily the result of our determination that AngloGold abandoned all of its rights and benefits under the two joint venture agreements upon AngloGold’s termination of these agreements, and therefore the VAT receivable outstanding at the termination of the agreements and subsequent cash collected is the sole property of the Company. The miscellaneous income in the nine months ended July 31, 2012 was primarily the result of us receiving supporting documents that allowed us to reduce our liability for certain withholding taxes.

The foreign currency transaction gain in the nine months ended July 31, 2013 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the comparable period last year was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

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

Cash Flows

During the nine months ended July 31, 2013, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  Additionally, during the nine months ended July 31, 2013, we received net proceeds after offering costs of $8,095,000 as we closed the Offering. As a result of the Offering, offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $3,201,000 at October 31, 2012 to $6,160,000 at July 31, 2013.

Cash flows used in operations for the nine months ended July 31, 2013 was $4,561,000 as compared to $8,417,000 for the comparable period in 2012.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property in the nine months ended July 31, 2013 compared to the comparable period last year.

Cash flows used in investing activity for the nine months ended July 31, 2013 was $608,000 as compared to $1,307,000 for the comparable period in 2012. The decrease was mainly due to the decision to not pursue further work on La Perla, La India, and La India Dos concessions as described below and an agreement to defer another concessions option payment.

Cash flows provided by financing activities for the nine months ended July 31, 2013 was $8,127,000 as compared to $10,343,000 for the comparable period last year. The majority of the cash flow provided by financing activities was due to the Offering.

Capital Resources

As of July 31, 2013, we had cash and cash equivalents of $6,160,000 and working capital of $5,494,000 as compared to cash and cash equivalents of $3,201,000 and working capital of $2,925,000 as of October 31, 2012. The increase in our liquidity and working capital were primarily the result of the Offering in February 2013 which was partially offset by cash and cash equivalents used by exploration activities at the Sierra Mojada Property and general and administrative expense.

Since inception, we have relied primarily upon proceeds from private placements and registered offerings of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

Our board of directors approved a calendar year 2013 budget of $4.6 million for exploration and property holding costs and $1.9 million for acquisition of property concessions for the Sierra Mojada Property and a $2 million budget for general and administration expense. Due to volatile market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2013. Our updated exploration budget for the Sierra Mojada Property for the period from September 2013 to December 2013 is $0.5 million for exploration and property holding costs and $0.2 million for acquisition of property concessions compared to $1.0 million for exploration and property holding costs and $0.4 million for acquisition of property concessions in the original budget. We expect to fund remaining 2013 operations with cash on hand. As of August 31, 2013, we had approximately $6.0 million of cash on hand. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Contractual Obligations

During the nine months ended July 31, 2013, we decided not to pursue further work on the Maravillas, Ampl. Sierra Mojada and Sierra Mojada concessions. As a result we will not make further concession option payments for these concessions. This will reduce our Sierra Mojada concession option purchase payments by Mexican Peso (“$MXN”) 11,000,000 between April 2013 and April 2015.

In addition, during the nine months ended July 31, 2013, we decided not to pursue further work on the La Perla, La India and La India Dos concessions. As a result we will not make further concession option payments for these concessions. This will reduce our Sierra Mojada concession option purchase payments and concession option purchase price by $5,900,000 between April 2013 and April 2014.

Further, during the nine months ended July 31, 2013, we amended the Poder de Dios,  Anexas a Poder de Dios and Ampliacion a Poder de Dios concession option purchase agreement (“the Poder de Dios Agreement”) and the Olympia concession option purchase agreement (“the Olympia Agreement”).

Under the previous terms of the Poder de dios Agreement, we were required to pay an option fee of $300,000 in each of April 2013 and October 2013. As a result of amending the Poder de Dios Agreement, we paid $180,000 in April 2013 and deferred the remaining $120,000 of the April 2013 payment and we also deferred the full amount of the $300,000 October 2013 payment. The deferred payments are due in April 2014 or, if earlier, the consummation of a change in control of Silver Bull. As a result of this amendment, the $420,000 deferred amount has been included in accrued liabilities and property concessions as at July 31, 2013.

Under the previous terms of the Olympia Agreement, we were required to pay $MXN 470,000 in February 2013 and $MXN 1,000,000 in August 2013. We made the February payment, but as a result of amending the Olympia Agreement, we paid $MXN500,000 of the August 2013 payment in May 2013. The remaining $MXN500,000 concession option payment is deferred until the earlier of March 2014 or, if earlier, the consummation of a change in control of Silver Bull.

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

Recent Accounting Pronouncements Adopted in the Nine Months Ended July 31, 2013

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the nine months period ended July 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,551.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of July 31, 2013, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

As of July 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of July 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2013 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

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

SILVER BULL RESOURCES, INC.

Dated: September 5, 2013	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 5, 2013	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)