Form 10-K
period 2013-10-31
SILVER BULL RESOURCES, INC.
filed 2014-01-13
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

As of January 13, 2014, there were 159,072,657 shares of the registrant’s $0.01 par value Common Stock (“Common Stock”), the registrant’s only outstanding class of voting securities, outstanding. As of April 30, 2013, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $51.0 million based upon the closing sale price of the Common Stock as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2013 included all directors and officers and one shareholder that held approximately 15.6% of its outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 annual meeting of shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, our planned activities at the Sierra Mojada Project in 2014, continuing to progress in securing additional surface rights, the timing and scope of our metallurgical program and exploration activities, the projections and estimates set forth in the PEA Technical Report and our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses.

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
Mineralized Material
Mineral bearing material such as zinc, silver, gold, lead or copper that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the U.S. Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

We engage in the business of mineral exploration. We currently own or have the option to acquire a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west-central part of the state of Coahuila, Mexico.  We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and through Minera Metalin’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V (“Minas”).

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation (“Dome”). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc. and Dome International Global Inc., which are incorporated in the British Virgin Islands.  Dome International Global Inc.’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon (“Dome Gabon”) and African Resources SARL Gabon (“African Resources”), as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. We conduct our exploration activities in Gabon, Africa through Dome Gabon and African Resources.

Our efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. We have not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for development and future profitable production. The ultimate realization of our investment in exploration properties cannot be determined at this time, and accordingly, no provision for any asset impairment that may result, in the event we are not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements, except as disclosed in Note 5.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 35 concessions consisting of 85,060 hectares (about 210,188 acres). We periodically obtain additional concessions in the Sierra Mojada Project area and whether we will continue to hold these additional concessions will depend on future exploration work and exploration results and our ability to obtain financing. Over the course of the year we have terminated our rights to significant concessions holdings not in the core area of the Sierra Mojada Project.

Seven of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. During 2013 we terminated or permitted to expire option agreements covering six concessions that are not in the core area of the Sierra Mojada Project. We also modified the terms of certain of the remaining agreements to defer certain option payments to after 2013. If exploration results warrant, we intend to make the payments described below. Pursuant to the option purchase agreements, we are required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
March 2014(1)	Mexican peso (“$MXN”) 500,000

(1)          If a change of control occurs prior to the payment date, this payment is due upon the change of control.

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2014 and ending July 2016	$20,000 per month

(1)          Until July 2016, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.

Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount(1)
April 2014	$6 million
October 2014	$6 million
April 2015(1)	$7 million

 (1)          Payments shown reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. Subsequent to April 2015 the option purchase price is $7 million for the acquisition of 100% of the concessions. In addition the Company is required to make payments of $300,000 in April and October of each year until the option purchase is made otherwise the Company will lose its interest in the concessions. The option purchase price until April 2014 is $5 million.

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

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, we will need to negotiate any necessary agreements with the appropriate surface landowners if we determine that a mining operation is feasible for the concessions. We own surface rights to five lots in the Sierra Mojada Property (Sierra Mojada lot #1, #3, #4, #6 and #7), but anticipate that we will be required to obtain additional surface rights if we determine that a mining operation is feasible.

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: The “Silver Zone” and the “Zinc Zone.” These two zones lie along the Sierra Mojada Fault which trends east-west along the base of the Sierra Mojada range. All of the mineralization identified to date is seen as oxide, which has been derived from primary “sulphide” bodies which have been oxidized and remained in situ or remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of a silver rich zone (the Silver Zone) and a zinc rich zone (the Zinc Zone) is a reflection of the mobility’s of the metals in the ground water conditions at Sierra Mojada.

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

Preliminary Economic Assessment Technical Report

On December 19, 2013, JDS Energy & Mining Inc. (“JDS”) delivered Silver Bull’s amended initial Preliminary Economic Assessment (the “PEA Technical Report”) on the silver and zinc mineralization for the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 (“NI 43-101”). The PEA Technical Report includes an update on the silver and zinc mineralization, which was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the PEA Technical Report indicates mineralized material of 71.1 million tonnes at an average silver grade of 71.5 grams/tonne silver and an average zinc percentage of 1.34%. Mineralized material estimates do not include any amounts categorized as inferred resources. The PEA Technical Report included a preliminary assessment of capital costs, mine plan, processing and projected operating costs of a possible future mine at the Sierra Mojada Project.  We believe the results of the PEA Technical Report, although preliminary in nature, were encouraging and show that the Sierra Mojada Project has the potential to continue to advance.

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

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  We use ALS Chemex - Vancouver (“ALS Chemex”) laboratory as our independent primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

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

Prior Exploration Activities

We have focused our exploration efforts on two primary locations: the Silver Zone and the Zinc Zone.  As further described below, we have conducted various exploration activities at the Sierra Mojada Project, however, to date, we have not established any reserves, and the project remains in the exploration state and may never enter the development stage.

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

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada on the Silver Zone which lies largely at surface. By the end of calendar 2012, approximately 100,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2013 Exploration Activities

Our focus for 2013 was the completion of an updated NI 43-101 compliant resource estimate, continued metallurgical work and the completion of a preliminary economic assessment. During April 2013, JDS delivered a technical report (the “April 2013 Technical Report”) on the mineralization at the Sierra Mojada Project in accordance with NI 43-101. Further in December 2013, the preliminary economic assessment was completed, together with an updated estimate on the silver and zinc mineralization. We also continued to progress our metallurgical program, as described below.

A 4,000 meter drill program for 2013 had been planned targeting what is believed to be an extension to the “high grade silver mineralization”. Approximately 400 meters of underground drilling under this program has been conducted, but due to volatile market conditions, the remaining drill program has been placed on hold.

A regional mapping and prospecting exploration program was completed on the Palamos Negros prospect. The aim of this program was to identify drill targets in this prospect which lies outside of the silver zone. More work is needed on this area to better understand the controls on the mineralization. Due to volatile market conditions, further work has been put on hold.

2014 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property. The focus of the 2014 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, further studying power and water alternatives and continued metallurgical work. Due to current market conditions our calendar year 2014 budget for the Sierra Mojada Project does not include plans to complete a pre-feasibility study.

Metallurgical Studies

We have an active metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening).

We received results for metallurgical testing on samples taken from areas throughout the silver zone and the zinc zone. The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The preliminary results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone. Floatation test work focused on the zinc zone was completed in October 2013 and it does not appear to be a viable way to recover the zinc based on the work done to date.

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

As described further in Management’s Discussion and Analysis of Financial Condition and Results of Operation, we have entered into a binding agreement to sell our interests in the Ndjole prospect.

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

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	63	Chairman

Tim Barry Vancouver, BC	38	President, Chief Executive Officer and Director

Sean Fallis Vancouver, BC	34	Chief Financial Officer

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

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2013 to December 31, 2013 the price of silver ranged from a low of $18.61 per troy ounce to a high of $32.23 per troy ounce, and from January 1, 2013 to November 30, 2013 the price of zinc ranged from a low of $1,831 per tonne to a high of $2,129 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled “Risk Factors,” below.

The following tables set forth, for the periods indicated, on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2013, the closing price of silver was $22.20 per troy ounce. On October 31, 2013, the closing price of zinc was $1,885 per tonne.

	Silver (per troy ounce)
Year	High	Low
2006	$14.94	$8.83
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61

	Zinc (per tonne)
Year	High	Low
2006	$4,381	$2,091
2007	$3,848	$2,379
2008	$2,511	$1,113
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871
2012	$2,040	$1,816
2013*	$2,129	$1,831
* Through November 30, 2013.

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

During fiscal year 2013, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have four employees, of which, all are full time. Contratistas, our wholly-owned operating subsidiary in Mexico currently has 10 employees who are all full time.  Minera, our mineral holding company in Mexico, does not have any employees.  Dome Gabon, our wholly-owned subsidiary in Gabon, has four employees who are all full time. African Resources does not have any employees.

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

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration efforts at our Sierra Mojada Project.  As of October 31, 2013, we had working capital of $4.7 million and cash and cash equivalents of $5.3 million. Although we believe we have sufficient capital to accomplish our 2014 objectives, the continued exploration and possible development of the Sierra Mojada Property will require significant amounts of additional capital. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project and we believe that securing credit for these projects may be difficult due to continuing volatility in global credit markets. Moreover, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders. If we are unable to fund exploration and capital requirements by way of financing, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial conditions and exploration activities.

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

No commercially mineable ore body has been delineated on our Sierra Mojada Project or on our exploration licenses in Gabon, Africa, nor have our properties been shown to contain proven or probable mineral reserves. The preliminary economic assessment of the Sierra Mojada Project recently completed by JDS was preliminary in nature and investors should not assume that the projections contained therein will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project, in Gabon or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

Although we hold exploration licenses in Gabon, our business plan is focused on exploring the Sierra Mojada concessions to identify reserves, and if appropriate, to ultimately develop this property. Further, although we have reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and to construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, we will need to overcome various hurdles, including the completion of favorable feasibility studies, issuance of necessary permits, and the ability to raise significant further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. Because of our focus on the Sierra Mojada Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico region, as the Sierra Mojada Project is located 250 kilometers north of this area.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the years ended October 31, 2013, October 31, 2012 and October 31, 2011, we suffered net losses of $7,466,580, $13,360,411 and $12,237,360, respectively. At October 31, 2013, we had stockholders’ equity of $31,938,809 and working capital of $4,718,183. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official land records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of December 2013, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

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

We may face a shortage of water.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. In November 2013 Silver Bull was granted the right to exploit up to 3.5 million cubic meters of water per year from six different well sites by the water regulatory body in Mexico, Comision Nacional de Agua, but it has yet to be determined if the six well sites can produce this much water over a sustained period of time.

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

We need and rely upon key personnel.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the personal efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified employees. In particular, we have only three executive officers, Brian Edgar, Timothy Barry and Sean Fallis, and the loss of the services of any of these three would adversely affect our business.

RISKS RELATING TO OUR COMMON STOCK:

Further equity financings may lead to the dilution of our common stock.

In order to finance future operations, we may raise funds through the issuance of common stock or the issuance of debt instruments or other securities convertible into common stock. We cannot predict the size of future issuances of common stock or the size and terms of future issuances of debt instruments or other securities convertible into common stock or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective security holders. Demand for equity securities in the mining industry has been weak, therefore equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

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

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE MKT (formerly known as the NYSE Amex) under the symbol “SVBL.”   On August 26, 2010, our common stock began trading on the TSX under the symbol “SVB.”

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2013, October 31, 2012, as well as through December 31, 2013, as reported by the NYSE MKT and the TSX.

	NYSE MKT (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(Cdn$)
2014
First Quarter (through December 31, 2013)	$ 0.39	$ 0.30	$ 0.39	$ 0.30

2013
Fourth Quarter (October 31, 2013)	$0.40	$0.30	$0.43	$0.32
Third Quarter (July 31, 2013)	0.45	0.35	0.47	0.34
Second Quarter (April 30, 2013)	0.48	0.30	0.48	0.31
First Quarter (January 31, 2013)	0.50	0.40	0.51	0.36

2012
Fourth Quarter (October 31, 2012)	$0.55	$0.42	$0.54	$0.44
Third Quarter (July 31, 2012)	0.54	0.39	0.53	0.41
Second Quarter (April 30, 2012)	0.66	0.47	0.60	0.48
First Quarter (January 31, 2012)	0.70	0.45	0.70	0.45

The closing price of our Common Stock as reported on December 31, 2013 on the NYSE MKT, was $0.35 per share.

Holders

As of January 13, 2014, there were 186 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two calendar years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2013, we had two active formal equity compensation plans.

•
The 2006 Stock Option Plan (the “2006 Plan”) was adopted by the board of directors in May 2006, and approved by the stockholders in July 2006.  Five million shares of common stock are reserved for issuance under the 2006 Plan.  As of October 31, 2013, options to acquire 57,144 shares of common stock are outstanding pursuant to the 2006 Plan and   4,467,237 shares remain available for issuance under the plan.

•
The 2010 Stock Option and Bonus Plan (the “2010 Plan”) was adopted by the board of directors in December 2009 and approved by the stockholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2013, there are 15,907,265 shares reserved for issuance under the 2010 Plan.  Options to acquire 9,148,333 shares of common stock are outstanding pursuant to the 2010 plan, and 6,088,574 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	9,205,477(1)	$0.58	10,555,811 (2)

Total	9,205,477	$0.58	10,555,811

(1)	Includes: (i) options to acquire 57,144 shares of common stock under the 2006 Plan; and (ii) options to acquire 9,148,333 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 4,467,237 shares of common stock available for issuance under the 2006 Plan; and (ii) 6,088,574 shares of common stock available for issuance under the 2010 Plan.

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

The following graph compares the cumulative return provided to stockholders of Silver Bull relative to the cumulative total returns of the NYSE MKT Composite Index (XAX) and the Philadelphia Gold and Silver Index (XAU).  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on October 31, 2008 and its relative performance is tracked through October 31, 2013.  The indices are included for comparative purpose only.

	Oct. 31, 2008	Oct. 31, 2009	Oct. 31, 2010	Oct. 31, 2011	Oct.31, 2012	Oct.31, 2013
Silver Bull Resources, Inc. (SVBL)	$100.00	$125.58	$146.51	$155.81	$113.95	$83.72
NYSE MKT Composite Index (XAX)	$100.00	$119.45	$142.06	$154.90	$160.83	$166.62
Philadelphia Gold and Silver Index (XAU)	$100.00	$193.25	$252.04	$248.27	$232.24	$117.29

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data with respect to Silver Bull and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FINANCIAL HIGHLIGHTS

(In thousands, except per share data)

Year Ended October 31,	2013	2012	2011	2010	2009

Revenues	$—	$—	$—	$—	$—
Loss from operations	(8,164)	(13,380)	(11,745)	(10,838)	(4,453)
Net loss	(7,467)	(13,360)	(12,237)	(9,405)	(4,724)
Basic and diluted loss per common share	(0.05)	(0.10)	(0.11)	(0.12)	(0.12)
Cash and cash equivalents	5,251	3,201	4,240	10,571	1,483
Total assets	33,114	32,354	35,214	41,313	7,042
Stockholders’ equity	31,939	30,700	32,991	39,526	6,237

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin and Contratistas, and through Minera Metalin’s wholly-owned subsidiary, Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Year Developments

February 2013 Offering

In February 2013, we raised net proceeds of approximately $8.1 million in a public offering of units consisting of one share of common stock and one-half of a common stock purchase warrant.  We issued a total of 22,912,500 shares of common stock and warrants to purchase an additional 11,456,250 at an exercise price of $0.55 per share, expiring in August 2014.

Sierra Mojada Property

Our board of directors approved a calendar year 2013 budget of $6.5 million for the Sierra Mojada Property. Due to volatile market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2013. Our updated exploration budget for the Sierra Mojada Property for the period from September 2013 to December 2013 was $0.7 million compared to $1.4 million in the original budget. The updated exploration budget focused on continued metallurgical work and the completion of a NI 43-101 preliminary economic assessment.

Mineralized Material Estimate

On December 19, 2013, JDS delivered the PEA Technical Report on the silver and zinc mineralization for the Sierra Mojada Project in accordance with NI 43-101. The PEA Technical Report includes an update on the silver and zinc mineralization which was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the PEA Technical Report indicates mineralized material of 71.1 million tonnes at an average silver grade of 71.5 grams/tonne silver and an average zinc percentage of 1.34%. Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Metallurgical Studies

We have an active metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening).

We received results for metallurgical testing on samples taken from areas throughout the silver zone and the zinc zone. The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The preliminary results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone. Floatation test work focused on the zinc zone was completed in October 2013 and it does not appear to be a viable way to recover the zinc based on the work done to date.

Geological Mapping

A regional mapping and prospecting exploration program was completed on the Palamos Negros prospect. The aim of this program was to identify drill targets in this prospect which lies outside of the silver zone. More work is needed on this area to better understand the controls on the mineralization. Due to volatile market conditions, the potential drill program for 2013 was put on hold.

2014 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property. The focus of the 2014 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, further studying power and water alternatives and continued metallurgical work. Due to current market conditions our calendar year 2014 budget for the Sierra Mojada Project does not include plans to complete a pre-feasibility study.

Mexican Tax Reform

On December 11, 2013 the Mexican tax reform package was published in the official gazette and will apply as from January 1, 2014.  There are a number of significant changes in the Mexican tax reform package. The planned corporate tax rate reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. The business flat tax (IETU) has been repealed. A special mining royalty of 7.5% will apply to net profits derived by a property concession holder from the sale or transfer of extraction related activities. Net profits for the purpose of this royalty will be determined in a manner similar to the calculation of general taxable income with certain deductions not available including for investment in fixed assets and interest. In addition, owners of property concessions will be required to pay a 0.5% tax on gross income derived from the sale of gold, silver and platinum. Further, a 10% withholding tax on dividend distributions has been introduced but will not supercede treaty rates.

Gabon Property

We hold two exploration licenses, the Ndjole license and the Mitzic license, in Gabon, West Africa covering approximately 4,000 square kilometers.  We believe that the Ndjole license has gold and manganese potential and the Mitzic license has iron ore potential. On December 13, 2013, we entered into a binding letter of agreement with BHK Resources, Inc. to sell all of the issued and outstanding securities of our subsidiary, Dome International Global Inc., which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold licenses, for cash consideration of $1,500,000.

The proposed transaction is subject to a number of terms and conditions, including the entering into by the parties of a definitive agreement with respect to the transaction, the completion of satisfactory due diligence investigations, the completion of a financing by BHK Resources, Inc. generating minimum proceeds of $CDN 4.0 million from the sale of securities, on terms to be determined, shareholder approval by BHK Resources, Inc. and the approval of the TSX-V and other applicable regulatory authorities. Silver Bull was paid a $25,000 non-refundable deposit upon the signing of the binding letter of agreement. Prior to the closing of the transaction, we will transfer all of the issued and outstanding securities of African Resources SARL Gabon, which holds the Mitzic license, from Dome International Global Inc. to another of our subsidiaries.

Results of Operations

Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

For the fiscal year ended October 31, 2013, we reported a consolidated net loss of $7,467,000 or approximately $0.05 per share, compared to a consolidated net loss of $13,360,000 or approximately $0.10 per share during the fiscal year ended October 31, 2012. The $5,893,000 decrease in the consolidated net loss was primarily due to a $5,774,000 decrease in exploration and property holding costs and a $634,000 increase in other income in the 2013 fiscal year from the 2012 fiscal year, which was partially offset by a $558,000 increase in general and administrative expenses.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $5,774,000 to $5,515,000 in the 2013 fiscal year from $11,289,000 in the 2012 fiscal year. This decrease was primarily due to a significantly reduced drilling program on the Sierra Mojada Property which was partially offset by costs related to the maiden NI 43-101 preliminary economic assessment. During the 2013 fiscal year, we had a small drilling program for part of the year using our underground drill rigs; whereas, up to three external drill rigs were used in the 2012 fiscal year. As a result of this reduction in drilling, we reduced the work force at the Sierra Mojada Property. Also, we recorded a $1,271,000 concession impairment in the 2013 fiscal year as we decided not to pursue further work on certain concessions in the Sierra Mojada Property and we determined that the Ndjole license was impaired as its carrying amounts were not recoverable from its implied fair value based on the binding letter of agreement. During the 2012 fiscal year we recorded a $2,006,000 concession impairment as described below.

General and Administrative Costs

General and administrative expenses increased $558,000 to $2,649,000 in the 2013 fiscal year from $2,091,000 in the 2012 fiscal year as described below.

Personnel costs decreased $152,000 to $894,000 in the 2013 fiscal year from $1,046,000 in the 2012 fiscal year. This decrease was primarily due to a decrease in stock-based compensation expense to $273,000 in the 2013 fiscal year from $416,000 in the 2012 fiscal year as a result of stock option vesting in the 2013 fiscal year having a lower fair value than stock option vesting in the 2012 fiscal year.

Office and administrative expenses increased $102,000 to $983,000 in the 2013 fiscal year from $881,000 in the 2012 fiscal year. This increase is mainly due to increased investor relations activities and corporate travel related to the February 2013 offering described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Professional fees decreased $61,000 to $404,000 in the 2013 fiscal year from $465,000 in the 2012 fiscal year. The decrease was primarily due a decrease in legal fees in the 2013 fiscal year compared to 2012 fiscal year.

Directors’ fees decreased $212,000 to $359,000 for the 2013 fiscal year as compared to $571,000 for the 2012 fiscal year. This decrease was primarily due to a decrease in stock based compensation expense to $176,000 in the 2013 fiscal year from $382,000 in the 2012 fiscal year as a result of stocks options vesting in the 2013 fiscal year having a lower fair value than stock options vesting in the 2012 fiscal year.

We recorded a provision of $5,000 for uncollectible value-added taxes (“VAT”) in the 2013 fiscal year compared to a recovery of $875,000 in the 2012 fiscal year.  The recovery for uncollectible taxes in the 2012 fiscal year was mainly due to value added taxes collected in Mexico during the year inclusive of interest of $3,332,000 after a significant period where no collections were made. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expense)

We recorded other income of $762,000 in the 2013 fiscal year compared to other income of $128,000 in the 2012 fiscal year. The significant factor was a $85,000 foreign currency transaction gain in the 2013 fiscal year, compared to a foreign currency transaction loss of $276,000 for the 2012 fiscal year and a $644,000 miscellaneous income in the 2013 fiscal year as compared to a $244,000 miscellaneous income for the 2012 fiscal year. This was partially offset by a decrease in interest and investment income to $33,000 for the 2013 fiscal year as compared to a $160,000 for the 2012 fiscal year. The decrease in interest and investment income is due to significant value added tax collections of historical returns and associated interest occurring in the 2012 fiscal year.

The miscellaneous income in the 2013 fiscal year was primarily the result of our determination that AngloGold abandoned all of its rights and benefits under two joint venture agreements. Upon AngloGold’s termination of these agreements, VAT receivable outstanding at the termination of the agreements and subsequent cash collected related to this VAT receivable of $492,000 was determined to be the sole property of Silver Bull. Also, we recorded $86,000 in miscellaneous income from the gain on office and mining equipment sales at the Sierra Mojada Property. The miscellaneous income in the 2012 fiscal year was primarily the result of us receiving supporting documents that allowed us to reduce our liability for certain withholding taxes.

The foreign currency transaction gain in the 2013 fiscal year was primarily the result of the appreciation of the Central African franc (“$CFA”) and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the 2012 fiscal year was primarily the result of the depreciation of the Central African franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Income Tax Expense

Income tax expense decreased $43,000 to $65,000 in the 2013 fiscal year from $108,000 in the 2012 fiscal year. The decrease was primarily due to a decrease in income tax expense in Mexico in the 2013 fiscal year.

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

For the fiscal year ended October 31, 2012, we experienced a consolidated net loss of $13,360,000 or approximately $0.10 per share, compared to a consolidated net loss of $12,237,000 or approximately $0.11 per share during the fiscal year ended October 31, 2011. The $1,123,000 increase in the consolidated net loss was primarily due to a $2,916,000 increase in exploration and property holding costs in the 2012 fiscal year from the 2011 fiscal year and other income of $128,000 in the 2012 fiscal year compared to other expenses of $465,000 in the 2011 fiscal year. This was partially offset by a $875,000 recovery of uncollectible value-added taxes in the 2012 fiscal year compared to a $204,000 provision for uncollectible value added taxes in the 2011 fiscal year.

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

Professional fees decreased $124,000 to $465,000 in the 2012 fiscal year from $589,000 in the 2011 fiscal year. The decrease was primarily due to a decrease in recruitment fees paid for new employees and a decrease in accounting and tax expenses.

Directors’ fees of $571,000 in the 2012 fiscal year was similar to $526,000 in the 2012 fiscal year.

We recorded a recovery of $875,000 in the 2012 fiscal year for uncollectible value-added taxes compared to a provision of $204,000 in the 2011 fiscal year.  The change in management expectation of collection was mainly due to value-added tax collected in Mexico of $3,332,000 inclusive of interest related to the tax returns filed in Mexico City for calendar year 2007 to 2012. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received form tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expense)

We recorded other income of $128,000 in the 2012 fiscal year compared to other expense of $465,000 in the 2011 fiscal year. We recorded interest income of $160,000 in the 2012 fiscal  year compared to $37,000 in the 2011 fiscal year. This increase in interest income was mainly as a result of interest received on value added tax collection in Mexico. We recorded a foreign currency transaction loss of $276,000 in the 2012 fiscal year compared to a foreign currency transaction loss of $349,000 in the 2011 fiscal year as discussed below. Also, we recorded miscellaneous income of $243,000 in the 2012 fiscal year compared to miscellaneous expense of $153,000 in the 2011 fiscal year. During the 2012 fiscal year we received supporting documents that allowed us to reduce our liability for certain withholding taxes. This amount was accrued in 2011 fiscal year and was included in miscellaneous expense in the 2011 fiscal year.

The foreign currency transaction loss in the 2012 fiscal year was primarily the result of the depreciation of the $CFA and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the 2011 fiscal year was primarily the result of the depreciation of the Mexican Peso and the resulting impact on the intercompany loans between Silver Bull and our Mexican subsidiaries. In the 2012 fiscal year, foreign currency transaction gains/losses are not recorded on the intercompany loans between Silver Bull and our Mexican subsidiaries due to the change in functional currency described in the “Critical Accounting Policies” section.

Income Tax Expense

Income tax expense increased $81,000 to $108,000 in the 2012 fiscal year from $27,000 in the 2011 fiscal year. The increase was primarily due to an increase in income tax expense in Canada and Mexico in the 2012 fiscal year.

Material Changes in Financial Condition, Liquidity and Capital Resources

February 2013 Offering

On February 14, 2013, we closed the Offering of 22,912,500 units at a price of $0.40 per unit for net proceeds of $8.1 million. Each unit was comprised of one share of common stock and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. We paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by us for which the agents received a 3.0% cash commission.

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

Cash Flows

During the 2013 fiscal year, we primarily utilized cash and cash on equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during fiscal year 2013, we received net proceeds (after offering costs) of $8,095,000 in connection with the Offering. As a result of the Offering, offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $3,201,000 at October 31, 2012 to $5,251,000 at October 31, 2013.

Cash flows used in operations for the 2013 fiscal year was $5,425,000 as compared to $9,592,000 in the 2012 fiscal year.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property in the 2013 fiscal year compared to the 2012 fiscal year which was partially offset by a decrease in net VAT collected of $614,000 in the 2013 fiscal year compared to $1,680,000 in the 2012 fiscal year.

Cash flows used in investing activity for the 2013 fiscal year was $658,000 as compared to $1,615,000 in the 2012 fiscal year. The decrease was mainly due to decreased property concession acquisition costs.

Cash flows provided by financing activities for the 2013 fiscal year was $8,127,000 as compared to $10,254,000 for the 2012 fiscal year. The majority of the cash flow provided by financing activities in the 2013 fiscal year was due to the Offering, with net proceeds of $8,095,000. The majority of the cash flow provided by financing activities in the 2012 fiscal year was due to the completion of certain registered direct offerings for net proceeds of $10,218,000.

Capital Resources

As of October 31, 2013, we had cash and cash on hand of $5,251,000 and working capital of $4,718,000 as compared to cash and cash on hand of $3,201,000 and working capital of $2,925,000 as of October 31, 2012. The increase in liquidity and working capital were primarily the result of the Offering in February 2013 which was partially offset by cash and cash equivalents used by exploration activities at the Sierra Mojada Property and general and administrative expense.

Since inception, we have relied primarily upon proceeds from sales of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. See Note 1 to our Consolidated Financial Statements included in this Annual Report on the Form 10-K.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2014, our board of directors approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property and a $1.8 million budget for general and administrative expenses. As of December 31, 2013, we had approximately $4.7 million in cash on hand. We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2013:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands of $)
Operating leases	306	88	180	38	-
Sierra Mojada concession option purchase payments	15,019	999	14,020	-	-
Total	15,325	1,087	14,200	38	-

The above table assumes the Poder de Dios, Anexas a Poder de Dios and Amplicaion a Poder de Dios option purchase price is exercised on January 1, 2016 and the Nuevo Dulces Nombres and Yolanda III option purchase is exercised on August 1, 2016.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent Accounting Pronouncements Adopted in the Year Ended October 31, 2013

Effective November 1, 2012, we adopted Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States of American (“GAAP”) and International Financial Reporting Standards. The adoption of this standard had no material effect on our financial position, results of operations or cash flows.

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

Property Concessions

Property concessions acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production. If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment. To date, no property concession have reached the production stage.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of property concessions.

Exploration Costs

Exploration costs incurred are expensed to the date of establishing that costs incurred are economically recoverable. Exploration expenditures incurred subsequent to the establishment of economic recoverability are capitalized and included in the carrying amount of the related property. To date, we have not established the economic recoverability of its exploration prospects; therefore, all exploration costs are being expensed.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. We perform our annual goodwill impairment tests at April 30th of each fiscal year.

In performing the goodwill impairment tests we have elected to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that this is the case, we are required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If we determine that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2013 and October 31, 2012 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

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

Foreign Currency Translation

During the year ended October 31, 2013, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the CFA.

As at November 1, 2011, we determined that the functional currency of our Mexican subsidiaries changed from the MXN to the U.S. dollar. During the year ended October 31, 2013 and October 31, 2012 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

During the year ended October 31, 2011 assets and liabilities of our Mexican and Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with our Mexican and Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future except for $13.4 million of intercompany loans which the Company agreed to convert to equity. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

During the year ended October 31, 2013 and October 31, 2012 our Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of $4,927.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in Canadian Dollars (“$CDN”), $MXN, $CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms.  As of October 31, 2013, we maintained the majority of our cash balance in U.S. Dollars. We currently do not engage in any currency hedging activities.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of October 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective.

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

(b)      Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2013, was effective.

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

(d)      Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended October 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silver Bull Resources, Inc.

We have audited Silver Bull Resources, Inc’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Silver Bull Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Silver Bull Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silver Bull Resources, Inc. and subsidiaries as of October 31, 2013 and 2012, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended October 31, 2013, 2012 and 2011 and for the period from inception (November 8, 1993) to October 31, 2013, and our report dated January 13, 2014 expressed an unqualified opinion.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 13, 2014

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see “Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources”

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

We have adopted a Code of Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions.  The full text of our Code of Ethics can be found on the Corporate Governance page of our website.  In the event our board approves an amendment to or waiver from any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/12/2007	1

10.1	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.2	2010 Stock Option Plan and Stock Bonus Plan, as amended	8-K	02/28/2012	10.1

10.3	Employment agreement with Timothy Barry, as amended	8-K	02/26/2013	10.1

10.4	Employment agreement with Sean Fallis, as amended	8-K	02/26/2013	10.2

10.5	Employment agreement with Brian Edgar, as amended	8-K	02/26/2013	10.3

14	Code of Ethics	10-KSB	01/31/2007	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Hein & Associates LLP				X

23.2	Consent of JDS Energy & Mining Inc.				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

99.1	Sierra Mojada location map. (1)	X

99.2	Gabon location map. (1)	X

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

SILVER BULL RESOURCES, INC.

Date: January 13, 2014	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2014	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2014	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 13, 2014	By:	/s/ Joshua Crumb
Joshua Crumb,
Director

Date: January 13, 2014	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 13, 2014	By:	/s/ Murray Hitzman
Murray Hitzman,
Director

Date: January 13, 2014	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 13, 2014	By:	/s/ John McClintock
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

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended October 31, 2013, 2012 and 2011 and for the period from inception (November 8, 1993) to October 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended October 31, 2013, 2012 and 2011 and for the period from inception (November 8, 1993) to October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silver Bull Resources, Inc.’s and subsidiaries’ internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated January 13, 2014 expressed an unqualified opinion on the effectiveness of Silver Bull Resources, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 13, 2014

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	October 31, 2013	October 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,251,003	$3,201,240
Restricted cash	—	12,614
Value-added tax receivable, net of allowance for uncollectible taxes of $127,557 and $203,835, respectively (Note 3)	338,275	940,212
Income tax receivable	396	—
Other receivables	67,094	116,251
Prepaid expenses and deposits	236,739	308,453
Total Current Assets	5,893,507	4,578,770

Office and mining equipment, net (Note 4)	508,751	709,322
Property concessions (Note 5)	8,216,844	8,526,662
Goodwill (Note 6)	18,495,031	18,495,031
Other assets	—	43,843

TOTAL ASSETS	$33,114,133	$32,353,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$470,958	$500,619
Accrued liabilities and expenses	704,366	654,750
Income tax payable	—	8,540
Payable to AngloGold (Note 7)	—	490,095
Total Current Liabilities	1,175,324	1,654,004

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 15)

STOCKHOLDERS’ EQUITY (Notes 9, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 136,160,157 shares issued and outstanding, respectively	1,590,726	1,361,601
Additional paid-in capital	124,641,777	116,199,819
Deficit accumulated during exploration stage	(94,386,856)	(86,920,276)
Other comprehensive income	93,162	58,480
Total Stockholders’ Equity	31,938,809	30,699,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,114,133	$32,353,628

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2013	2012	2011	2013
REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	4,105,490	9,145,570	8,099,070	49,158,250
Depreciation and asset impairment (Note 5)	1,409,511	2,143,300	274,381	4,974,812
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	5,515,001	11,288,870	8,373,451	54,133,062

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	893,789	1,046,177	1,368,524	17,726,429
Office and administrative (Note 8)	982,803	880,914	658,225	5,870,428
Professional services	404,319	464,652	589,246	8,819,781
Directors’ fees	358,796	570,855	526,459	5,367,752
Provision for (recovery of) uncollectible value-added taxes	5,167	(875,491)	204,190	539,261
Depreciation	4,437	3,784	25,285	269,001
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,649,311	2,090,891	3,371,929	38,592,652

LOSS FROM OPERATIONS	(8,164,312)	(13,379,761)	(11,745,380)	(92,725,714)

OTHER INCOME (EXPENSES)
Interest and investment income	33,014	160,424	36,535	1,128,336
Foreign currency transaction gain (loss)	85,394	(276,263)	(348,813)	(3,028,101)
Miscellaneous income (expense)	644,032	243,398	(152,845)	666,712
TOTAL OTHER INCOME (EXPENSES)	762,440	127,559	(465,123)	(1,233,053)

LOSS BEFORE INCOME TAXES	(7,401,872)	(13,252,202)	(12,210,503)	(93,958,767)

INCOME TAX EXPENSE (Note 13)	64,708	108,209	26,857	301,999

NET LOSS	$(7,466,580)	$(13,360,411)	$(12,237,360)	$(94,260,766)

OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments	34,682	(139,971)	(1,232,438)	93,162

COMPREHENSIVE LOSS	$(7,431,898)	$(13,500,382)	$(13,469,798)	$(94,167,604)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.10)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	152,481,390	133,743,777	109,977,943

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2013	2012	2011	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,466,580)	$(13,360,411)	$(12,237,360)	$(94,260,766)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	1,413,948	2,147,084	241,150	5,212,170
Provision for (recovery of) uncollectible value-added taxes	5,167	(875,491)	204,190	532,286
Noncash (income) expenses	(579,889)	—	—	(453,025)
Foreign currency transaction (gain) loss	(104,583)	306,446	173,930	3,030,139
Common stock issued for services	—	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	—	1,753,222
Stock options issued for compensation	576,358	991,110	1,129,421	10,712,097
Stock options and warrants issued for services, general financing fees and directors’ fees	—	—	—	4,769,840
Changes in operating assets and liabilities:
Restricted cash	12,859	58,100	(75,839)	(4,880)
Value-added tax receivable	614,455	1,679,948	(1,471,491)	(1,046,694)
Income tax receivable	(396)	—	—	(396)
Other receivable	49,926	(34,799)	(63,268)	(53,939)
Prepaid expenses and deposits	73,200	(42,081)	4,906	(215,442)
Accounts payable	(32,826)	(282,495)	100,577	249,272
Accrued liabilities and expenses	22,359	(179,420)	666,897	772,711
Income tax payable	(8,540)	717	8,363	3,429
Accrued severance costs	—	—	(184,000)	—
Net cash used by operating activities	(5,424,542)	(9,591,292)	(11,502,524)	(67,436,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	—	(21,609,447)
Proceeds from sale of investments	—	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	—	2,618,548
Equipment purchases	—	(77,380)	(142,508)	(3,095,062)
Proceeds from sale of equipment	149,330	9,779	442,665	610,674
Proceeds from mining concession option payment	—	—	100,000	200,000
Acquisition of property concessions	(807,732)	(1,547,736)	(797,960)	(8,158,944)
Net cash used by investing activities	(658,402)	(1,615,337)	(397,803)	(7,824,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	8,094,725	10,217,774	4,917,221	73,003,430
Proceeds from sales of options and warrants	—	—	—	949,890
Proceeds from exercise of options	—	—	188,913	188,913
Proceeds from exercise of warrants	—	—	699,344	6,350,286
Deferred cash offering costs	43,843	50,706	(94,549)	—
Payable to AngloGold	(11,551)	(14,166)	(102,778)	453,878
Proceeds from shareholder loans	—	—	—	30,000
Payment of note payable	—	—	—	(15,783)
Net cash provided by financing activities	8,127,017	10,254,314	5,608,151	80,960,614

Effect of exchange rates on cash and cash equivalents	5,690	(86,344)	(38,523)	(448,425)

Net increase (decrease) in cash and cash equivalents	2,049,763	(1,038,659)	(6,330,699)	5,251,003
Cash and cash equivalents beginning of period	3,201,240	4,239,899	10,570,598	—

Cash and cash equivalents end of period	$5,251,003	$3,201,240	$4,239,899	$5,251,003

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,			Period from November 8, 1993 (Inception) to October 31,
	2013	2012	2011	2013
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$56,471	$93,955	$23,556	$290,991
Interest paid	$—	$440	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for offering costs (Note 12)	$51,672	$—	$—	$51,672
Common stock issued in merger with Dome	$—	$—	$—	$24,840,886
Warrants issued in merger with Dome	$—	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$727	$59,947

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income (Loss)	Total
Common stock issuance prior to inception (no value)	576,480	$5,765	$(5,765)	$—	$—	$—	$—

Net loss for the year ended October 31, 1994	—	—	—	—	(8,831)	—	(8,831)
Balances, October 31, 1994	576,480	5,765	(5,765)	—	(8,831)	—	(8,831)

Net loss for the year ended October 31, 1995	—	—	—	—	(7,761)	—	(7,761)
Balance, October 31, 1995	576,480	5,765	(5,765)	—	(16,592)	—	(16,592)

Issuances of common stock as follows: - for par value at transfer of ownership	2,000	20	—	—	—	—	20
- for cash at an average of $0.11 per share	1,320,859	13,209	133,150	—	—	—	146,359
- for services at an average of $0.08 per share	185,000	1,850	12,600	—	—	—	14,450
- for computer equipment at $0.01 per share	150,000	1,500	13,500	—	—	—	15,000
- for mineral property at $0.01 per share	900,000	9,000	—	—	—	—	9,000

Net loss for the year ended October 31, 1996	—	—	—	—	(40,670)	—	(40,670)
Balances, October 31, 1996	3,134,339	31,344	153,485	—	(57,262)	—	127,567

Issuances of common stock as follows: - for cash at an average of $0.61 per share	926,600	9,266	594,794	—	—	—	604,060
- for services at an average of $0.74 per share	291,300	2,913	159,545	—	—	—	162,458
- for payment of a loan at $0.32 per share	100,200	1,002	30,528	—	—	—	31,530

Options issued as follows: - 300,000 options for cash	—	—	3,000	—	—	—	3,000

Net loss for the year ended October 31, 1997	—	—	—	—	(582,919)	—	(582,919)
Balances, October 31, 1997	4,452,439	44,525	941,352	—	(640,181)	—	345,696

Issuances of common stock as follows: - for cash at an average of $1.00 per share	843,500	8,435	832,010	—	—	—	840,445
- for cash and receivables at $1.00 per share	555,000	5,550	519,450	(300,000)	—	—	225,000
- for services at an average of $0.53 per share	41,800	418	21,882	—	—	—	22,300
- for mine data base at $1.63 per share	200,000	2,000	323,000	—	—	—	325,000

Options issued or granted as follows: - 1,200,000 options for cash	—	—	120,000	—	—	—	120,000
- for financing fees	—	—	60,000	—	—	—	60,000
- for consulting fees	—	—	117,000	—	—	—	117,000

Warrants issued for services	—	—	488,980	—	(488,980)	—	—

Net loss for the year ended October 31, 1998	—	—	—	—	(906,036)	—	(906,036)
Balance, October 31, 1998	6,092,739	$60,928	$3,423,674	$(300,000)	$(2,035,197)	$—	$1,149,405

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

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total

Balance, October 31, 2009	48,834,429	$488,344	$55,144,214	$—	$(51,917,015)	$2,521,596	$6,237,139

Issuance of common stock as follows:
- for cash at an average price of $0.46 per share with attached warrant	6,700,000	67,000	3,043,000	—	—	—	3,110,000
- for special warrant offering at an average price of $0.46 per share less offering costs of $1,048,484	28,009,594	280,096	11,681,420	—	—	—	11,961,516
- for Dome merger consideration at $1.26 per share with attached warrant	19,714,989	197,150	24,643,736	—	—	—	24,840,886
- for directors fees at an average price of $0.81 per share	118,800	1,188	94,644	—	—	—	95,832

Stock option and warrant activity as follows:
- warrants issued to replace Dome warrants as of Merger Date	—	—	1,895,252	—	—	—	1,895,252
- warrants issued at an average price of $0.41 per share	2,308,281	23,082	930,512	—	—	—	953,594
- for cashless exercise of options	243,669	2,437	(2,437)				—
- stock based compensation for options issued to officers, employees, and independent directors during prior periods	—	—	67,065	—	—	—	67,065
- stock based compensation for options issued to officers and independent directors	—	—	860,934	—	—	—	860,934
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(1,090,707)	(1,090,707)
Net loss for the year ended October 31, 2010	—	—	—	—	(9,405,490)	—	(9,405,490)

Balance, October 31, 2010	105,929,762	$1,059,297	$98,358,340	$—	$(61,322,505)	$1,430,889	$39,526,021

Issuance of common stock as follows:
- for cash at an average price of $0.68 per share less offering costs of $82,819	7,353,000	73,530		4,843,691	—	—	—	4,917,221
Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—		1,129,421	—	—	—	1,129,421
- exercise of warrants at an average price of $0.50 per share	1,385,353	13,854		685,490	—	—	—	699,344
- stock options exercised at an average price of $0.51 per share	369,355	3,69	3	185,220	—	—	—	188,913
- for cashless exercise of options	72,687	727		(727)	—	—	—	—
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—		—	—	—	(1,232,438)	(1,232,438)
Net loss for the year ended October 31, 2011	—	—		—	—	(12,237,360)	—	(12,237,360)

Balance, October 31, 2011	115,110,157	$1,151,101		$105,201,435	$—	$(73,559,865)	$198,451	$32,991,122

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional	Stock	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Subscriptions Receivable	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2011	115,110,157	$1,151,101	$105,201,435	$—	$(73,559,865)	$198,451	$32,991,122

Issuance of common stock as follows:
- for cash at an average price of $0.50 per share less offering costs of $304,244	20,755,000	207,550	9,865,706	—	—	—	10,073,256
- for cash at an average price of $0.50 per share less offering costs of $2,982	295,000	2,950	141,568	—	—	—	144,518

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	991,110	—	—	—	991,110
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	(139,971)	(139,971)
Net loss for the year ended October 31, 2012	—	—	—	—	(13,360,411)	—	(13,360,411)

Balance, October 31, 2012	136,160,157	$1,361,601	$116,199,819	$—	$(86,920,276)	$58,480	$30,699,624

Issuance of common stock as follows:
- for cash at an average price of $0.40 per share with attached warrants less offering costs of $1,121,947 (Note 10)	22,912,500	229,125	7,813,928	—	—	—	8,043,053

Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	576,358	—	—	—	576,358
- fair value of warrants issued to agents in connection with the offering (Notes 10 and 12)	—	—	51,672	—	—	—	51,672
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	—	34,682	34,682
Net loss for the year ended October 31, 2013	—	—	—	—	(7,466,580)	—	(7,466,580)

Balance, October 31, 2013	159,072,657	$1,590,726	$124,641,777	$—	$(94,386,856)	$93,162	$31,938,809

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND LIQUIDITY

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

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements, except as disclosed in Note 5.

Liquidity, Financial Commitments and Management’s Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $94,260,766 from inception through October 31, 2013.  Accordingly, the Company has not generated cash flow from operations and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2013, the Company had working capital of $4,718,183 and cash and cash equivalents of $5,251,003. Management will continue to evaluate the Company’s ability to raise additional capital and if we determine that additional capital is unavailable or available on terms that the Company determines is unacceptable then the Company will reduce exploration expenditures on the Company’s property concessions and reduce general and administrative expenditures.

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

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2013, the Company has not recognized any revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Property Concessions

Property concessions acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production. If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment. To date, no property concession have reached the production stage.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of property concessions.

Exploration Costs

Exploration costs incurred are expensed to the date of establishing that costs incurred are economically recoverable. Exploration expenditures incurred subsequent to the establishment of economic recoverability are capitalized and included in the carrying amount of the related property. To date, the Company has not established the economic recoverability of its exploration prospects; therefore, all exploration costs are being expensed.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses. Assets under construction are depreciated when they are substantially complete and available for their intended use, over their estimated useful lives. Repairs and maintenance of property and equipment are expensed as incurred. Costs incurred to enhance the service potential of property and equipment are capitalized and depreciated over the remaining useful life of the improved asset. Property and equipment are depreciated using the straight-line, over the estimated useful lives of the related assets as follows:

•	Mining equipment – 5 to 10 years
•	Vehicles – 4 years
•	Building and structures – 40 years
•	Computer equipment and software – 3 years
•	Well equipment – 10 to 40 years
•	Office equipment – 3 to 10 years

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

In performing the goodwill impairment tests the Company has elected to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that this is the case, the Company is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If the Company determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2013 and October 31, 2012 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 21,848,977 shares, 7,620,002 shares and 6,355,864 shares outstanding at October 31, 2013, 2012 and 2011, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the year ended October 31, 2013, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the Central African Franc (“$CFA”).

As at November 1, 2011, the Company determined that the functional currency of the Company’s Mexican subsidiaries changed from the Mexican peso (“$MXN”) to the U.S. dollar. During the year ended October 31, 2013 and October 31, 2012 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations occurring after November 1, 2011 are included in the consolidated statement of operations.

During the year ended October 31, 2011 assets and liabilities of the Company’s Mexican and Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the Company’s Mexican and Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future except for $13.4 million of intercompany loans which the Company agreed to convert to equity. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

During the year ended October 31, 2013 and October 31, 2012 the Company’s Gabonese foreign operations were translated into U.S. dollars consistent with the year-ended October 31, 2011.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. The Company does not believe the adoption of this update will have a material impact on the disclosure requirements for the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. As a result of VAT collections in Mexico and Gabon during the twelve months ended October 31, 2013, the Company estimates net VAT of $338,275 will be received within twelve months of the balance sheet date.

During the twelve months ended October 31, 2013, the Company has received $599,238 and $497,608, inclusive of interest related to VAT tax returns, in Mexico and Gabon, respectively. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the twelve months ended October 31, 2013, a provision of uncollectible VAT of $5,167 has been recorded.

A summary of the changes in the allowance for uncollectible taxes for the years ended October 31, 2013 and October 31, 2012 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2011	$1,380,818
Recovery of uncollectible VAT Taxes	(875,491)
Write-off VAT receivable	(256,882)
Foreign currency translation adjustment	(44,610)
Allowance for uncollectible VAT taxes – October 31, 2012	203,835
Provision for uncollectible VAT Taxes	5,167
Write-off VAT receivable	(74,558)
Foreign currency translation adjustment	(6,887)
Allowance for uncollectible taxes – October 31, 2013	$127,557

NOTE 4 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's property and equipment at October 31, 2013 and October 31, 2012, respectively:

	October 31,	October 31,
	2013	2012

Mining equipment	$646,761	$799,724
Vehicles	135,669	215,618
Buildings and structures	191,966	197,723
Computer equipment and software	89,566	141,978
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	1,157,499	1,448,580
Less: Accumulated depreciation	(648,748)	(739,258)
	$508,751	$709,322

NOTE 5 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at October 31, 2013 and 2012, respectively:

	Sierra Mojada, Mexico	Ndjole, Gabon	Mitzic, Gabon	Mevang, Gabon	Ogooue, Gabon	Total
Property Concessions – November 1, 2011	$4,846,687	$2,578,192	$958,801	$306,376	$656,779	$9,346,835
Acquisitions	1,547,736	—	—	—	—	1,547,736
Impairment	(68,284)	(490,000)	(590,000)	(286,710)	(570,671)	(2,005,665)
Foreign currency translation adjustment	—	(190,299)	(66,171)	(19,666)	(86,108)	(362,244)
Property Concessions – October 31, 2012	$6,326,139	$1,897,893	$302,630	$—	$—	$8,526,662
Acquisitions	807,732					807,732
Impairment	(714,038)	(556,935)	—	—	—	(1,270,973)
Foreign currency translation adjustments	—	133,912	19,511	—	—	153,423
Property Concessions – October 31, 2013	$6,419,833	$1,474,870	$322,141	$—	$—	$8,216,844

Sierra Mojada, Mexico

During the year ended October 31, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $714,038.

During the year ended October 31, 2012, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $68,284.

Gabon, Africa

During the year ended October 31, 2013, the Company determined that the Ndjole license was impaired as its carrying amounts were not recoverable from its implied fair value based on the binding letter of agreement with a third party described in Note 18. This impairment resulted in the Company writing off a portion of the capitalized property concession balance of $556,935 related to the Ndjole license.

During the year ended October 31, 2012, the Company and AngloGold Ashanti Limited (“AngloGold”) decided not to pursue further work on the Mevang and Ogooue concessions. As a result, the Company has written off the capitalized property concession balance related to these concessions of $286,710 for Mevang and $570,671 for Ogooue.

During the year ended October 31, 2012, the Company determined that the Mitzic and Ndjole licenses were impaired as their carrying amounts were not recoverable from their related estimated future undiscounted cash flows. The fair value of the licenses was determined using a discounted cash flow model, incorporating unobservable inputs such as anticipated cash inflows and cash outflows, a risk adjusted discount rate, and other factors. This impairment resulted in the Company writing off a portion of the capitalized property concession balance of $590,000 and $490,000 related to the Mitzic and Ndjole licenses respectively.

NOTE 6 – GOODWILL

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

The following is a summary of the Company’s goodwill balance as at October 31, 2013 and 2012, respectively:

Goodwill – October 31, 2011	$18,495,031
Goodwill – October 31, 2012	$18,495,031
Goodwill – October 31, 2013	$18,495,031

NOTE 7 – PAYABLE TO ANGLOGOLD

Pursuant to the terms of two joint venture agreements between the Company and AngloGold  which were terminated effective August 16, 2012, exploration costs were funded 100% by AngloGold through the Company’s wholly owned subsidiary, Dome Gabon SARL. As at October 31, 2012, the Company had $477,481 ($CFA 241,738,722) of VAT receivable outstanding related to expenditures incurred by AngloGold, which was included in the payable to AngloGold of $490,095 recorded at October 31, 2012. Based on the Company’s current legal interpretation of the joint venture agreements, the Company has concluded that AngloGold has no right to the VAT receivable and related cash collected, because AngloGold abandoned all of its rights and benefits under the joint venture agreements upon AngloGold’s termination of such agreements. Therefore, the Company has not recorded a payable to AngloGold at October 31, 2013 and recorded miscellaneous income of $491,522 during the year ended October 31, 2013 related to this legal interpretation.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had an arrangement with Rand Edgar Investment Corp., a company owned by Brian Edgar, the Company's Chairman, whereby the Company paid approximately $10,000 per month for general corporate development, rent and administrative services for an office in Vancouver, British Columbia. This arrangement ended on March 31, 2012. During the year ended October 31, 2013, October 31, 2012 and October 31, 2011, the Company paid $nil, $54,000 and $125,939 respectively to Rand Edgar Investment Corp. for general corporate development, rent and administrative services which is included in the office and administrative line of the consolidated statement of operations and comprehensive loss.

NOTE 9 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of October 31, 2013, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 10 - COMMON STOCK

On February 14, 2013, the Company closed a public offering (the “Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission. In addition, the agents received 1,187,250 compensation warrants with the same terms as the other warrants issued in the Offering. The total cash commission paid to the agents was $474,900, the fair value of the agents’ compensation warrants was determined to be $51,672 (Note 12), and the Company incurred other offering costs of $595,375.

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

During the year ended October 31, 2008, the Company issued 381,250 shares of common stock for warrants exercised at an average cash consideration of $1.25 per share.  In addition, the Company granted 38,000 shares to employees at an average market price of $2.18.  The Company also issued 145,200 shares of common stock at an average market price of $1.69 per share to its independent directors for certain services provided during the year ended October 31, 2007 and for services provided in the year ended October 31, 2008.  The Company had accrued $68,460 as of October 31, 2007 for costs associated with director shares for the year ended October 31, 2007.

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

The Company (originally called the Cadgie Company) was formed in August of 1993 and incorporated in November 1993 by Mr. Carman Ridland of Las Vegas, Nevada as a spin-off from its predecessor, Precious Metal Mines, Inc. The Company issued 960,800 of its $0.01 par value shares to Precious Metal Mines, Inc. for 16 unpatented mining claims located near Philipsburg, Montana comprising the Kadex property group. Precious Metal Mines, Inc. distributed the 960,800 shares of Cadgie Company to its shareholders. One share of Cadgie Co. was exchanged for each share of Precious Metal Mines, Inc. held by holders of record as of August 31, 1993.

NOTE 11 - STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the year ended October 31, 2013, 2012 and 2011 are as follows:

Year Ended October 31,
Options	2013	2012	2011

Expected volatility	54% - 70%	61% - 104%	96% - 113%
Risk-free interest rate	0.29% - 0.88%	0.29% - 0.63%	0.39% -1.53%
Dividend yield	—	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 5.00	2.50 – 3.50

During the year ended October 31, 2013, the Company granted options to acquire 2,515,000 shares of common stock with a weighted-average grant-date fair value of $0.15 per share. No options were exercised during the year ended October 31, 2013.

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

The following is a summary of stock option activity for the fiscal years ended October 31, 2013, 2012 and 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	6,901,692	$1.59
Granted	2,295,000	0.90
Exercised	(442,042)	0.52
Forfeited or Cancelled	(947,621)	0.82
Expired	(3,255,121)	2.23
Outstanding at October 31, 2011	4,551,908	$1.06	3.60	$33,600
Granted	4,995,000	0.53
Forfeited or Cancelled	(2,016,906)	1.23
Expired	—	—
Outstanding at October 31, 2012	7,530,002	$0.66	3.93	$12,500
Granted	2,515,000	0.37
Forfeited or Cancelled	(839,525)	0.67
Expired	—	—
Outstanding at October 31, 2013	9,205,477	0.58	3.45	$—

The Company recognized stock-based compensation costs for stock options of $576,358, $991,110 and $1,129,421 for the fiscal years ended October 31, 2013, 2012 and 2011, respectively. As of October 31, 2013, there remains $206,280 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.53 years.

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

On January 18, 2008, the Board granted stock options to purchase 400,000 shares of common stock under the 2006 Stock Option Plan to the officers of the Company with an exercise price of $2.18 and an expiration date of ten years.   The fair market value of the options at the date of grant was $1.60 per share.

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

Summarized information about stock options outstanding and exercisable at October 31, 2013 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 - 0.73	8,343,333	3.55	$0.52	5,998,331	$0.56
1.00 - 1.20	805,000	2.30	1.11	805,000	1.11
2.18	57,144	4.22	2.18	57,144	2.18
$0.37 - 2.18	9,205,477	3.45	$0.58	6,860,475	$0.63

NOTE 12 - WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2013, 2012 and 2011 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2010	12,315,677	$1.21
Exercised	(1,385,353)	0.50
Forfeited or expired	(9,126,368)	1.30
Outstanding at October 31, 2011	1,803,956	$1.30	0.60	$236,073
Forfeited or expired	(1,713,956)	1.35
Outstanding at October 31, 2012	90,000	$0.34	0.28	$13,500
Expired	(90,000)	0.34
Issued in the Offering (Note 10)	11,456,250	0.55
Agents compensation warrants (Note 10)	1,187,250	0.55
Outstanding at October 31, 2013	12,643,500	0.55	0.79	—
Exercisable at October 31, 2013	12,643,500	$0.55	0.79	$—

On February 14, 2013, the Company issued 11,456,250 warrants in connection with the Offering and issued 1,187,250 compensation warrants to the agents. The fair value of the agent’s compensation warrants was determined to be $51,672 based upon the Black-Scholes pricing model using a risk free interest rate of 0.22%, expected volatility of 50%, dividend yield of 0%, and a contractual term of 1.5 years.

No warrants were exercised or issued during the year ended October 31, 2013.

Summarized information about warrants outstanding and exercisable at October 31, 2013 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55	12,643,500	0.79	$0.55	12,643,500	$0.55

No warrants were exercised or issued during the year ended October 31, 2012.

During the year ended October 31, 2011, warrants to acquire 1,385,353 shares of common stock were exercised at an average exercise price of $0.50 per share. The warrants had an intrinsic value of $786,112 at the time of exercise.

Pursuant to the private placement transaction that closed in August 2010, the Company issued warrants to acquire 200,000 shares of common stock.

In connection with the merger with Dome, the Company issued 2,228,281 warrants with an exercise price of $0.41 to replace all of the outstanding warrants of Dome at the time of the merger.  The fair value of the warrants using the Black-Scholes valuation model was $1,895,252 using an average risk free interest rate of 0.12%, average expected volatility of 98%, dividend yield of 0%, and average contractual term of 0.19 years. All of these warrants were subsequently exercised in June 2010.  The warrants had an intrinsic value of $631,669 at the time of exercise.

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

During the fiscal year ended October 31, 2007, the Company issued warrants for 600,000 common shares for professional services at an average exercise price of $3.27 per share and average contractual term of 4.6 years.  The fair value of these warrants was determined to be $1,094,950 based upon the Black-Scholes pricing model using a risk free interest rate of 5%, expected volatility of 80%, and expected term of 1.4 to 3 years.  In addition, the Company extended the contractual life of a warrant for 59,610 shares of common stock in consideration of financial services.

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

During the year ended October 31, 2001, the Company issued 250,000 shares of common stock with 125,000 warrants attached. Additionally 20,000 warrants were exercised for $15,000 in cash and services valued at $10,760. The Company also issued 80,000 warrants for services, which were valued at $144,791.

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

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation files tax returns in the United States and Dome Ventures SARL Gabon and African Resources SARL Gabon file tax returns in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The components of loss before income taxes, by tax jurisdiction, were as follows:

	For the year ended
	October 31,
	2013	2012	2011
United States	(3,898,000)	(4,719,000)	(4,871,000)
Canada	(337,000)	(442,000)	(591,000)
Mexico	(2,734,000)	(5,521,000)	(6,603,000)
Gabon	(433,000)	(2,570,000)	(146,000)
Loss before income taxes	$(7,402,000)	$(13,252,000)	$(12,211,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2013	2012	2011
Foreign
Current tax expense	$65,000	$108,000	$27,000
Deferred tax expense	—	—	—
	$65,000	$108,000	$27,000

The Company’s provision for income taxes for the fiscal year ended October 31, 2013 consisted of a tax expense of $65,000 related to a provision to income taxes expense for Contratistas and the Silver Bull Canadian branch return for the year ended October 31, 2013.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2013	2012	2011

Income tax benefit calculated at U.S. Federal Income tax rate	$(2,591,000)	$(4,638,000)	$(4,274,000)

Differences arising from:
Permanent differences	963,000	4,196,000	655,000
Benefit from lower foreign income tax rate	88,000	396,000	489,000
Increase in state tax rates	—	—	1,053,000
Adjustment to prior year taxes	199,000	(109,000)	(11,000)
Inflation adjustment foreign net operating loss	(368,000)	(261,000)	(226,000)
Foreign currency fluctuations	(98,000)	(143,000)	310,000
Increase in valuation allowance	1,833,000	455,000	1,989,000
Other	39,000	212,000	42,000
Net income tax provision	$65,000	$108,000	$27,000

The components of the deferred tax assets at October 31, 2013 and 2012 were as follows:

	October 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards – U.S.	$10,123,000	$9,559,000
Net operating loss carry forwards – Mexico	9,617,000	8,618,000
Stock-based compensation – U.S.	99,000	116,000
Exploration costs	542,000	671,000
Other – U.S.	26,000	25,000
Other – Mexico	44,000	46,000
	20,451,000	19,035,000

Deferred tax liability
Property Concessions	(629,000)	(630,000)
Total net deferred tax assets	19,822,000	18,405,000
Less: valuation allowance	(19,822,000)	(18,405,000)
Net deferred tax asset	$—	$—

In the year ended October 31, 2013, the Company made a re-class correction to its deferred tax net operating loss carry forwards – U.S. and deferred tax exploration costs for all periods. This was due to a correction to the methodology used to determine exploration costs on the US tax returns, and resulted in a downward revision of the previously disclosed deferred tax net operating loss carry forwards – U.S. as of October 31, 2012 of $11.7 million to $9.6 million and deferred tax exploration costs of $1.8 million to $0.7 million with a corresponding offset to the valuation allowance.

At October 31, 2013 the Company has U.S. net operating loss carry-forwards of approximately $29 million which expire in the years 2019 through 2033.  The Company has approximately $34 million of net operating loss carry-forwards in Mexico which expire in the years 2015 through 2023.

The valuation allowance for deferred tax assets of $19.8 and $18.4 million at October 31, 2013 and 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

Mexico Tax Legislation

Prior to the Mexican tax reform package described below Mexican companies were subject to a dual tax system comprised of ISR (Income Tax) and IETU (Flat Tax). Under this tax system Mexican subsidiaries were subject to pay the greater of the ISR and IETU and therefore the Company determines its deferred income taxes at October 31, 2013 based on the ISR tax regime it expects to be subject to in the future as of October 31, 2013. In 2012 and 2011 the ISR rate was 30%.  The Mexican Senate had approved an ISR rate of 30% in 2013, 29% in 2014 and 28% for 2015 and thereafter. The IETU was 17.5% in 2010 and thereafter.

On December 11, 2013, the Mexican tax reform package was published in the official gazette and will apply as from January 1, 2014. Amongst other changes the planned corporate tax reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. In addition the IETU has been repealed.

Net Operating Loss Carry-forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income.  We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carry forwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the realization of the deferred tax asset is uncertain.  As a result, we have not recognized any federal or state income tax benefit in our consolidated statement of operations and comprehensive loss.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2013 and 2012, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2013 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2009 and all following years
Mexico:	2008 and all following years
Canada:	2009 and all following years
Gabon, Africa:	2010 and all following years

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

NOTE 14 – FINANCIAL INSTRUMENTS

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2013 and October 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at October  31, 2013 and October 31, 2012 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of October 31, 2013 and 2012, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $4,844,049 and $2,868,917 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash and cash equivalents and restricted cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2013 and 2012, the US dollar equivalent balance for these accounts was $87,889 and $100,105, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2013, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $4,927.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN, $CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the $MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms. As of October 31, 2013, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

In addition seven of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Olympia (1 concession)

Payment Date	Payment Amount
March 2014(1)	$MXN 500,000

(1)          If a change of control occurs prior to the payment date, this payment is due upon the change of control.

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2014 and ending July 2016	$20,000 per month

(1)          Until July 2016, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.

Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount(1)
April 2014	$6 million
October 2014	$6 million
April 2015(1)	$7 million

 (1)          Payments shown reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. Subsequent to April 2015 the option purchase price is $7 million for the acquisition of 100% of the concession. In addition the Company is required to make payments of $300,000 in April and October of each year until the option purchase is made otherwise the Company will lose its interest in the concessions. The option purchase price until April 2014 is $5 million.

Veta Rica o La Inglesa (1 concession)

Payment Date	Payment Amount
April 2014	$300,000

Property Concessions Gabon

The Company holds title to the Ndjole and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses, the Company must spend $CFA 2,926,000,000 on exploration work on the Ndjole concession and $CFA 901,000,000 on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The expenditures during the second period are reduced by $CFA 2,697,462,586 for Ndjole and $CFA 230,627,114 for Mitzic which represent amounts spent in the second period to October 31, 2013 and amounts carried forward from the initial term for expenditures incurred in excess of the renewal requirements. The Company must spend $CFA 800,000,000 in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of October 31, 2013, one U.S. dollar approximates $CFA 477.

Royalty

The Company has agreed to pay a 2% net smelter return royalty to a third party on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,506 until March 31, 2014, increasing to $CDN 7,743 on April 1, 2014 with a further increase to $CDN 7,981 on April 1, 2016. As of October 31, 2013, one U.S. dollar approximates $CDN 1.04.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment being the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Year Ended October 31,			Period from November 8, 1993 (Inception) To October 31,
	2013	2012	2011	2013
Net loss for the period
Mexico	$(4,357,000)	$(7,672,000)	$(8,878,000)	$(49,574,000)
Canada	(2,657,000)	(3,038,000)	(1,244,000)	(6,981,000)
Gabon	(453,000)	(2,650,000)	(325,000)	(3,397,000)
United States	—	—	(1,790,000)	(34,309,000)
	$(7,467,000)	$(13,360,000)	$(12,237,000)	$(94,261,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2013:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$3,076,000	$2,087,000	$23,000	$65,000	$5,251,000
Value-added tax receivable, net	-	-	327,000	11,000	338,000
Other receivables	-	20,000	47,000	-	67,000
Prepaid expenses and deposits	-	137,000	98,000	2,000	237,000
Office and mining equipment, net	-	4,000	480,000	25,000	509,000
Property concessions	-	-	6,420,000	1,797,000	8,217,000
Goodwill	-	-	18,495,000	-	18,495,000
	$3,076,000	$2,248,000	$25,890,000	$1,900,000	$33,114,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2012:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$101,000	$3,013,000	$39,000	$48,000	$3,201,000
Restricted cash	-	-	-	13,000	13,000
Value-added tax receivable, net	-	-	449,000	491,000	940,000
Other receivables	-	64,000	52,000	-	116,000
Prepaid expenses and deposits	-	157,000	151,000	1,000	309,000
Office and mining equipment, net	-	8,000	663,000	38,000	709,000
Property concessions	-	-	6,326,000	2,201,000	8,527,000
Goodwill	-	-	18,495,000	-	18,495,000
Other assets	-	44,000	-	-	44,000
	$101,000	$3,286,000	$26,175,000	$2,792,000	$32,354,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,			Period from November 8, 1993 (Inception) To October 31,
	2013	2012	2011	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(4,514,000)	$(8,887,000)	$(8,071,000)	$(50,428,000)
Gabon Ndjole	(913,000)	(745,000)	(125,000)	(1,783,000)
Gabon Mitzic	(88,000)	(800,000)	(177,000)	(1,065,000)
Gabon Ogooue	—	(570,000)	—	(570,000)
Gabon Mevang	—	(287,000)	—	(287,000)
	$(5,515,000)	$(11,289,000)	$(8,373,000)	$(54,133,000)

NOTE 17 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended October 31, 2013 and 2012:

2013
	Q1	Q2	Q3	Q4
Revenues	$—	—	—	—
Loss from operations	(2,182,408)	(2,147,042)	(1,971,259)	(1,863,603)
Other income (expense)	87,497	(32,988)	531,217	176,714
Income tax expense	9,171	30,903	18,613	6,021
Net loss	(2,104,082)	(2,210,933)	(1,458,655)	(1,692,910)
Basic and diluted net loss per common share	(0.02)	(0.01)	(0.01)	(0.01)

2012
	Q1	Q2	Q3	Q4
Revenues	$—	—	—	—
Loss from operations	(3,434,849)	(3,612,507)	(2,505,407)	(3,826,998)
Other (expense) income	(153,677)	288,069	(185,609)	178,776
Income tax expense	4,962	71,686	24,722	6,839
Net loss	(3,593,488)	(3,396,124)	(2,715,738)	(3,655,061)
Basic and diluted net loss per common share	(0.03)	(0.02)	(0.02)	(0.03)

NOTE 18 – SUBSEQUENT EVENT

On December 13, 2013, the Company entered into a binding letter of agreement (the “Transaction”) with a third party to sell all of the issued and outstanding securities of Dome International Global Inc., a subsidiary of the Company which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold licenses, for cash consideration of $1,500,000.

The proposed Transaction is subject to a number of terms and conditions, including the party’s entering into a definitive agreement with respect to the Transaction, the completion of satisfactory due diligence investigations, the completion of a financing by the third party generating minimum proceeds of $CDN 4.0 million from the sale of securities (on terms to be determined), third party minority shareholder approval and the approval of the TSX-V and other applicable regulatory authorities. The Company was paid a $25,000 non-refundable deposit upon the signing of the binding letter of agreement. Prior to the closing of the Transaction the Company will transfer all of the issued and outstanding securities of African Resources SARL Gabon which holds the Mitzic license from Dome International Global Inc. to another subsidiary of the Company.