Form 10-Q
period 2014-04-30
SILVER BULL RESOURCES, INC.
filed 2014-06-06
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
    Yes ☐ No ☑

As of June 6, 2014, there were 159,072,657 shares of the Registrant’s $0.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 30, 2014	October 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,095,193	$5,205,733
Value-added tax receivable, net of allowance for uncollectible taxes of $125,492 and $127,557 respectively (Note 6)	309,534	329,508
Income tax receivable	—	396
Other receivables	37,836	67,094
Prepaid expenses and deposits	152,499	236,739
Assets of discontinued operations held for sale (Note 4)	1,364,006	1,554,037
Total Current Assets	4,959,068	7,393,507

Office and mining equipment, net (Note 7)	389,966	483,621
Property concessions (Note 8)	6,758,707	6,741,974
Goodwill (Note 9)	18,495,031	18,495,031
TOTAL ASSETS	$30,602,772	$33,114,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$97,717	$467,016
Accrued liabilities and expenses	772,863	704,366
Income tax payable	9,297	—
Liabilities of discontinued operations held for sale (Note 4)	20,419	3,942
Total Current Liabilities	900,296	1,175,324

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 15)

STOCKHOLDERS’ EQUITY (Notes 10, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	124,753,703	124,641,777
Deficit accumulated during exploration stage	(96,733,449)	(94,386,856)
Other comprehensive income	91,496	93,162
Total Stockholders’ Equity	29,702,476	31,938,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,602,772	$33,114,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2014		2014		2014
REVENUES	$—	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	239,668	767,334	724,660	1,984,625	49,391,220
Depreciation and asset impairment (Note 8)	348,660	664,762	380,288	773,512	3,425,877
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	588,328	1,432,096	1,104,948	2,758,137	52,817,097

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	152,183	192,503	333,126	425,975	18,059,555
Office and administrative	128,390	336,412	304,524	628,194	6,174,952
Professional services	77,525	90,869	178,260	232,675	8,998,041
Directors’ fees	57,233	69,436	115,788	162,703	5,483,540
Provision for (recovery of) uncollectible value-added taxes	10,870	(17,358)	19,132	(860)	497,820
Depreciation	853	1,169	1,770	2,337	270,771
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	427,054	673,031	952,600	1,451,024	39,484,679

LOSS FROM OPERATIONS	(1,015,382)	(2,105,127)	(2,057,548)	(4,209,161)	(92,301,776)

OTHER INCOME (EXPENSES)
Interest and investment income	4,320	3,318	6,749	6,930	1,135,085
Foreign currency transaction gain (loss)	20,648	(11,280)	5,377	33,048	(3,019,023)
Miscellaneous income	763	3,989	44,048	3,989	219,312
TOTAL OTHER INCOME (EXPENSES)	25,731	(3,973)	56,174	43,967	(1,664,626)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(989,651)	(2,109,100)	(2,001,374)	(4,165,194)	(93,966,402)

INCOME TAX EXPENSE	7,386	30,903	10,933	40,074	312,932

LOSS FROM CONTINUING OPERATIONS	(997,037)	(2,140,003)	(2,012,307)	(4,205,268)	(94,279,334)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE (Note 4)	(272,167)	(70,930)	(334,286)	(109,747)	(2,328,025)

NET LOSS	$(1,269,204)	$(2,210,933)	$(2,346,593)	$(4,315,015)	$(96,607,359)
OTHER COMPREHENSIVE (LOSS) INCOME – Foreign currency translation adjustments	(566)	(15,371)	(1,666)	6,641	91,496
COMPHENSIVE LOSS	$(1,269,770)	$(2,226,304)	$(2,348,259)	$(4,308,374)	$(96,515,863)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	155,725,887	159,072,657	145,780,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance at inception	—	$—	$—	$—	$—	$—

Shares issued, net of transaction costs	159,072,657	1,590,726	106,846,826	—	—	108,437,552
Warrants issued	—	—	3,955,873	—	—	3,955,873
Options issued	—	—	13,712,988	—	—	13,712,988
Deemed dividend on exercise of warrants	—	—	126,090	(126,090)	—	—
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	93,162	93,162
Net loss	—	—	—	(94,260,766)	—	(94,260,766)
Balance, October 31, 2013	159,072,657	$1,590,726	$124,641,777	$(94,386,856)	$93,162	$31,938,809

Options issued	—	—	111,926	—	—	111,926
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	(1,666)	(1,666)
Net loss	—	—	—	(2,346,593)	—	(2,346,593)
Balance, April 30, 2014	159,072,657	$1,590,726	$124,753,703	$(96,733,449)	$91,496	$29,702,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,346,593)	$(4,315,015)	$(96,607,359)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	580,901	783,309	5,793,071
Provision for (recovery of) uncollectible value-added taxes	19,132	(860)	551,418
Other income	(41,427)	—	(494,452)
Foreign currency transaction (gain) loss	(19,805)	(41,401)	3,010,334
Common stock issued for services	—	—	1,563,574
Common stock issued for compensation and directors’ fees	—	—	1,753,222
Stock options issued for compensation	111,926	276,901	10,824,023
Stock options and warrants issued for services, general financing fees and directors’ fees	—	—	4,769,840
Changes in operating assets and liabilities:
Restricted cash	—	(481,949)	(4,880)
Value-added tax receivable	(4,306)	639,406	(1,051,000)
Other receivables	28,429	27,802	(25,510)
Prepaid expenses and deposit	72,365	73,553	(143,077)
Accounts payable	(327,733)	(287,923)	(78,461)
Accrued liabilities and expenses	(57,288)	(31,295)	715,423
Income tax payable	9,678	(4,267)	12,711
Net cash used by operating activities	(1,974,721)	(3,361,739)	(69,411,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(21,609,447)
Proceeds from sale of investments	—	—	21,609,447
Cash acquired in merger with Dome Ventures	—	—	2,618,548
Equipment purchases	—	—	(3,095,062)
Proceeds from sale of equipment	85,970	—	696,644
Proceeds from mining concession option payment	—	—	200,000
Acquisition of property concessions	(247,845)	(216,984)	(8,406,789)
Net cash used by investing activities	(161,875)	(216,984)	(7,986,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	8,094,725	73,003,430
Proceeds from sales of options and warrants	—	—	949,890
Proceeds from exercise of options	—	—	188,913
Proceeds from exercise of warrants	—	—	6,350,286
Deferred cash offering costs	—	43,843	—
Payable to former joint venture partner	—	(11,234)	453,878
Proceeds from shareholder loans	—	—	30,000
Payment of note payable	—	—	(15,783)
Net cash provided by financing activities	—	8,127,334	80,960,614

Effect of exchange rates on cash and cash equivalents	6,854	3,298	(441,571)

Net (decrease) increase in cash and cash equivalents	(2,129,742)	4,551,909	3,121,261
Cash and cash equivalents beginning of period	5,251,003	3,201,240	—

Cash and cash equivalents end of period	$3,121,261	$7,753,149	$3,121,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,		Period from November 8, 1993 (Inception) to April 30,
	2014	2013	2014

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$10,398	$33,433	$301,389
Interest paid	$—	$—	$287,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property concessions capitalized and included in accrued liabilities and expense	$100,000	$720,000	$100,000
Warrants issued for offering costs (Note 13)	$—	$51,672	$51,672
Common stock issued in merger with Dome Ventures	$—	$—	$24,840,886
Warrants issued in merger with Dome Ventures	$—	$—	$1,895,252
Common stock issued for equipment	$—	$—	$25,000
Common stock options issued for financing fees	$—	$—	$276,000
Common stock options issued for non-cash options	$—	$—	$59,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND LIQUIDITY

Silver Bull Resources, Inc. (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, the Company’s name was changed to Metalline Mining Company. On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects and may never enter into the development stage with respect to any of its projects.

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company. Dome’s subsidiaries include its wholly-owned subsidiaries Dome Asia Inc. and Dome International Global Inc. (“Dome International”), which are incorporated in the British Virgin Islands. Dome International’s subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon (“Dome Gabon”) and African Resources SARL Gabon (“African Resources”), as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. The Company conducts its exploration activities in Gabon, Africa through Dome Gabon and African Resources. In May 2014, the Company entered into an agreement to sell Dome International, which holds, indirectly a 100% interest in the Ndjole license (Note 4).

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements, except as disclosed in Notes 4 and 8.

Liquidity, Financial Commitments and Management’s Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a net loss of $96,607,359 from inception through April 30, 2014.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2014, the Company had working capital of $4,058,772 and cash and cash equivalents of $3,095,193. Management will continue to evaluate the Company’s ability to raise additional capital, and if it determines that additional capital is unavailable or available on terms that the Company determines are unacceptable then the Company will reduce exploration expenditures on the Company’s property concessions and reduce general and administrative expenditures.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Notes 3 and Note 4. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the six months ended April 30, 2014 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2014.

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

Recent Accounting Pronouncements Adopted in the Six Month Period Ended April 30, 2014

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has not determined the effects of this update on the Company’s financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On December 13, 2013, the Company entered into a binding letter of agreement and on May 21, 2014 the Company executed a share purchase agreement (the “Transaction”) with BHK Resources, Inc. (“BHK”) to sell all of the issued and outstanding securities of Dome International, a subsidiary of the Company which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold license, for cash consideration of $1,500,000. The Transaction is expected to be completed in the three months ended July 31, 2014.

The proposed Transaction is subject to the completion of a financing by BHK generating minimum proceeds of $CDN 4.0 million from the sale of its securities (condition may be waived at the option of BHK) and the approval of the TSX-V and other applicable regulatory authorities. The Company was paid a $25,000 non-refundable deposit upon the signing of the binding letter of agreement. Prior to the closing of the Transaction, the Company will transfer all of the issued and outstanding securities of African Resources SARL Gabon from Dome International to another subsidiary of the Company. As at April 30, 2014, the Company classified Dome International and its wholly-owned subsidiary Dome Gabon as an asset held for sale criteria were met. Consequently, for all of the periods presented, loss from Dome International and Dome Gabon has been presented within discontinued operations in the consolidated statement of operations and comprehensive loss. During the six months ended April 30, 2014 the Company determined that the Ndjole concession was impaired as its carrying amount was not recoverable based on the implied fair value due to expected net proceeds of $1,343,587 from the Transaction.

The following table details selected financial information included in the loss from discontinued operations for the three months and six months ended April 30, 2014 and 2013 and the period from inception to date.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2014	2013	2014	2013	2014

Exploration and property holding costs	$86,102	$38,486	$139,144	$112,828	$630,834
Depreciation and asset impairment	195,166	3,428	198,843	7,460	2,128,066
Provision for uncollectible value-added taxes	—	—	—	—	60,573
Foreign currency transaction (gain) loss	(9,101)	29,016	(3,701)	(10,541)	—
Miscellaneous income	—	—	—	—	(491,448)
Net loss	$272,167	$70,930	$334,286	$109,747	$2,328,025

The major classes of assets and liabilities of Dome International and Dome Gabon presented as assets held for sale in the consolidated balance sheets are as follows:

	April 30,	October 31,
Assets	2014	2013
Cash and cash equivalents	$26,068	$45,270
Value-added tax receivable	8,833	8,767
Prepaid expenses and deposits	11,845	—
Office and mining equipment, net	17,950	25,130
Property concession	1,299,310	1,474,870
Total assets of discontinued operations held for sale	$1,364,006	$1,554,037
Liabilities
Accounts payable	$20,419	$3,942
Total liabilities of discontinued operations held for sale	$20,419	$3,942

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 21,788,977 shares and 20,331,834 shares outstanding at April 30, 2014 and April 30, 2013, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $309,534 will be received within twelve months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the six months ended April 30, 2014, a provision of uncollectible VAT of $19,132 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the six months ended April 30, 2014 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2013	$127,557
Provision for uncollectible VAT Taxes	19,132
Write-off VAT receivable	(19,151)
Foreign currency translation adjustment	(2,046)
Allowance for uncollectible VAT taxes – April 30, 2014	$125,492

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at April 30, 2014 and October 31, 2013, respectively:

	April 30,	October 31,
	2014	2013

Mining equipment	$502,726	$645,084
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	85,618	85,618
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	955,108	1,097,466
Less: Accumulated depreciation	(565,142)	(613,845)
	$389,966	$483,621

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at April 30, 2014 and October 31, 2013, respectively:

	Sierra Mojada,	Mitzic,
	Mexico	Gabon	Total
Property Concessions – October 31, 2013	$6,419,833	$322,141	$6,741,974
Acquisitions	347,845	—	347,845
Impairment	(8,971)	(324,560)	(333,531)
Foreign currency translation adjustments	—	2,419	2,419
Property Concessions – April 30, 2014	$6,758,707	$—	$6,758,707

Sierra Mojada, Mexico

During the six months ended April 30, 2014, the Company decided to not to pursue further work on a concession in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to this concession of $8,971.

During the six months ended April 30, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $709,290.

Gabon, African

During the six months ended April 30, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability is highly uncertain.

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  At April 30, 2014, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2014 and October 31, 2013, respectively:

Goodwill – October 31, 2013	$18,495,031
Goodwill – April 30, 2014	$18,495,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2014, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 11 - COMMON STOCK

No common stock was issued during the six months ended April 30, 2014.

On February 14, 2013, the Company closed a public offering (the “Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission. In addition, the agents received 1,187,250 compensation warrants with the same terms as the other warrants issued in the Offering. The total cash commission paid to the agents was $474,900, the fair value of the agents’ compensation warrants was determined to be $51,672, and the Company incurred other offering costs of $595,375 (Note 13).

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

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2014 and 2013 are as follows:

Six Months Ended April 30,
Options	2014	2013

Expected volatility	—	58% - 70%
Risk-free interest rate	—	0.29% - 0.39%
Dividend yield	—	—
Expected term (in years)	—	2.50 – 3.50

No options were granted or exercised during the six months ended April 30, 2014.

During the six months ended April 30, 2013, the Company granted options to acquire 300,000 shares of common stock with a weighted-average grant-date fair value of $0.18. No options were exercised during the six months ended April 30, 2013.

The following is a summary of stock option activity for the six months ended April 30, 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2013	9,205,477	$0.58	3.45	—
Forfeited or Cancelled	(60,000)	0.47
Outstanding at April 30, 2014	9,145,477	$0.58	2.83	$—

Vested or Expected to Vest at April 30, 2014	9,145,477	$0.58	2.83	$—
Exercisable at April 30, 2014	7,313,809	$0.63	2.58	$—

The Company recognized stock-based compensation costs for stock options of $111,926 and $276,901 for the six months ended April 30, 2014 and 2013, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at April 30, 2014 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 - 0.73	8,283,333	2.92	$0.52	6,451,665	$0.56
1.00 - 1.20	805,000	1.81	1.11	805,000	1.11
2.18	57,144	3.72	2.18	57,144	2.18
$0.37 - 2.18	9,145,477	2.83	$0.58	7,313,809	$0.63

As of April 30, 2014, there was $76,669 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.42 years.

NOTE 13 - WARRANTS

A summary of warrant activity for the three months ended April 30, 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2013	12,643,500	$0.55	0.79	—
Outstanding at April 30, 2014	12,643,500	$0.55	0.29	$—
Exercisable at April 30, 2014	12,643,500	$0.55	0.29	$—

No warrants were issued or exercised during the six months ended April 30, 2014.

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

No warrants were exercised during the six months ended April 30, 2013.

Summarized information about warrants outstanding and exercisable at April 30, 2014 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55	12,643,500	0.29	$0.55	12,643,500	$0.55

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2014 and October 31, 2013, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at April 30, 2014 and October 31, 2013 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. Dollar deposits held in Canadian financial institutions. As of April 30, 2014 and October 31, 2013, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $2,630,988 and $4,844,049, respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2014 and October 31, 2013, the U.S. dollar equivalent balance for these accounts was $164,347 and $87,889, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,594.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of April 30, 2014, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

In addition, five of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

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

(1)       Payments shown reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. Subsequent to April 2015 the option purchase price is $7 million for the acquisition of 100% of the concession. In addition, the Company is required to make payments of $300,000 in April and October of each year until the option purchase is made otherwise the Company will lose its interest in the concessions. The option purchase price until October 2014 is $6 million.

Property Concessions Gabon

The Company holds title to the Ndjole (Note 4) and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses, the Company must spend $CFA 2,926,000,000 ($6,186,047) on exploration work on the Ndjole concession and $CFA 901,000,000 ($1,903,241) on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The expenditures during the second period are reduced by $CFA 2,767,565,658 ($5,851,090) for Ndjole and $CFA 255,702,933 ($540,598) for Mitzic which represent amounts spent in the second period to April 30, 2014 and amounts carried forward from the initial term for expenditures incurred in excess of the renewal requirements. The Company must spend $CFA 800,000,000 ($1,691,332) in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods. As of April 30, 2014, one U.S. dollar approximates $CFA 473.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743, increasing to $CDN 7,981 on April 1, 2016. As of April 30, 2014, one U.S. dollar approximates $CDN 1.10.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2014	2013	2014	2013	2014
Net loss for the period
Mexico	$(247,000)	$(1,393,000)	$(704,000)	$(2,710,000)	$(50,278,000)
Canada	(418,000)	(698,000)	(937,000)	(1,454,000)	(7,918,000)
Gabon	(332,000)	(49,000)	(371,000)	(41,000)	(1,774,000)
United States	—	—	—	—	(34,309,000)
Loss from Continuing Operations	(997,000)	(2,140,000)	(2,012,000)	(4,205,000)	(94,279,000)
Discontinued Operations	(272,000)	(71,000)	(334,000)	(110,000)	(2,328,000)
Net Loss	$(1,269,000)	$(2,211,000)	$(2,346,000)	$(4,315,000)	$(96,607,000)

The following table details allocation of assets included in the accompanying balance sheet at April 30, 2014:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,328,000	$1,629,000	$126,000	$13,000	$3,096,000
Value-added tax receivable, net	-	-	307,000	3,000	310,000
Other receivables	-	6,000	32,000	-	38,000
Prepaid expenses and deposits	-	64,000	86,000	1,000	151,000
Assets of discontinued operations held for sale	-	-	-	1,364,000	1,364,000
Office and mining equipment, net	-	2,000	388,000	-	390,000
Property concessions	-	-	6,759,000	-	6,759,000
Goodwill	-	-	18,495,000	-	18,495,000
	$1,328,000	$1,701,000	$26,193,000	$1,381,000	$30,603,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2013:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$3,076,000	$2,087,000	$23,000	$20,000	$5,206,000
Value-added tax receivable, net	-	-	327,000	3,000	330,000
Other receivables	-	20,000	47,000	-	67,000
Prepaid expenses and deposits	-	137,000	98,000	1,000	236,000
Assets of discontinued operations held for sale	-	-	-	1,554,000	1,554,000
Office and mining equipment, net	-	4,000	480,000	-	484,000
Property concessions	-	-	6,420,000	322,000	6,742,000
Goodwill	-	-	18,495,000	-	18,495,000
	$3,076,000	$2,248,000	$25,890,000	$1,900,000	$33,114,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		Period from November 8, 1993 (Inception) To April 30,
	2014	2013	2014	2013	2014
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(242,000)	$(1,410,000)	$(727,000)	$(2,706,000)	$(51,374,000)
Gabon Mitzic	(346,000)	(23,000)	(378,000)	(52,000)	(1,443,000)
	$(588,000)	$(1,433,000)	$(1,105,000)	$(2,758,000)	$(52,817,000)

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including:

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

Properties Concessions and Property Concessions Outlook

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

Metallurgical Studies

We have a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening).

We have received results for metallurgical testing on samples taken from areas throughout the silver zone and the zinc zone. The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone. Floatation test work focused on the zinc zone was completed in 2013 and it does not appear to be a viable way to recover the zinc based on the work done to date.

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

Geological Mapping

A regional mapping and prospecting exploration program was completed on the Palamos Negros prospect. The aim of this program is to identify potential future drill targets in this prospect, which lies outside of the silver and zinc zones.

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

Gabon Property

On December 13, 2013, we entered into a binding letter of agreement, and on May 21, 2014 we executed a share purchase agreement (the “Transaction”) with BHK Resources, Inc. (“BHK”) to sell all of the issued and outstanding securities of our subsidiary, Dome International, which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold license through its wholly-owned subsidiary, Dome Ventures SARL Gabon (“Dome Gabon”), for cash consideration of $1,500,000. The Transaction is expected to be completed in the three months ended July 31, 2014.

The proposed Transaction is subject to the completion of a financing by BHK generating minimum proceeds of $CDN 4.0 million from the sale of its securities (condition may be waived at the option of BHK) and the approval of the TSX-V and other applicable regulatory authorities. Silver Bull was paid a $25,000 non-refundable deposit upon the signing of the binding letter of agreement. Prior to the closing of the transaction, we will transfer all of the issued and outstanding securities of African Resources SARL Gabon from Dome International to another of our subsidiaries.

Results of Operations

Three Months Ended April 30, 2014 and April 30, 2013

For the three months ended April 30, 2014, we experienced a net loss of $1,269,000, or approximately $0.01 per share, compared to a net loss of $2,211,000, or approximately $0.01 per share, during the comparable period last year. The $942,000 decrease in net loss was primarily due to a $844,000 decrease in exploration and property holding costs and a $246,000 decrease in general and administrative expenses which was partially offset by a $201,000 increase in loss from discontinued operations, net of income tax expense.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $844,000 to $588,000 for the three months ended April 30, 2014, compared to $1,432,000 for the comparable period last year. This decrease was mainly the result of not having a drilling program during the three months ended April 30, 2014, whereas in the comparable period last year we had a small underground drill program. In addition, we had a significantly reduced metallurgical program in the three months ended April 30, 2014 compared to the previous period. As a result of the reduced exploration program we reduced our work force at the Sierra Mojada Property, and therefore our staffing and consultants costs were lower in the three months ended April 30, 2014 compared to the comparable period last year. In addition, our exploration and property holding cost included a $325,000 concession impairment in the three months ended April 30, 2014 compared to a $633,000 concession impairment in the comparable period last year.

General and Administrative Costs

We recorded a general and administrative expense of $427,000 for the three months ended April 30, 2014 as compared to $673,000 for the comparable period last year. The $246,000 decrease was mainly the result of a $41,000 decrease in personal cost and a $208,000 decrease in office and administrative cost.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $35,000 for the three months ended April 30, 2014 from $67,000 for the comparable period last year. This was mainly due to stock options vesting in the three months ended April 30, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $41,000 to $152,000 for the three months ended April 30, 2014 as compared to $193,000 for the same period last year. This decrease was mainly due to a decrease in stock-based compensation expense to $22,000 in the three months ended April 30, 2014 from $46,000 in the comparable period last year.

Office and administrative costs decreased $208,000 to $128,000 for the three months ended April 30, 2014 as compared to $336,000 for the same period last year. The decrease was mainly the result of the Company having significant investor relations activities and corporate travel related to the February 2013 equity financing in the three months ended April 30, 2013.

Professional fees decreased $13,000 to $78,000 for the three months ended April 30, 2014 compared to $91,000 for the comparable period last year. This decrease is mainly due to a decrease in legal fees in the three months ended April 30, 2014.

Directors’ fees decreased $12,000 to $57,000 for the three months ended April 30, 2014 as compared to $69,000 for the comparable period last year. The decrease was primarily due to a $7,000 decrease in stock-based compensation as a result of stock options vesting in the three months ended April 30, 2014 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $11,000 for uncollectible value-added taxes (“VAT”) for the three months ended April 30, 2014 compared to a recovery of $17,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $26,000 for the three months ended April 30, 2014 as compared to other expense of $4,000 for the comparable period last year. The significant factor was a $21,000 foreign currency transaction gain in the three months ended April 30, 2014 compared to a foreign currency transaction loss of $11,000 for the comparable period last year.

The foreign currency transaction gain in the three months ended April 30, 2014 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction loss in the comparable period last year was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Subject to the contingencies previously discussed, the Company expects to close the sale of its interest in Dome International and its wholly-owned subsidiary, Dome Gabon. Pursuant to generally accepted accounting principles in the United States of America, Dome International and Dome Gabon have been reported in discontinued operations for the three months ended April 30, 2014 and April 30, 2013 and the period from inception to date as described in the “Critical Accounting Policies” section. Loss from discontinued operations, net of income tax expense for the three months ended April 30, 2014 was $272,000, which is mainly a result of a $192,000 concession impairment related to the Ndjole concession and $86,000 for exploration and property holding costs, as compared to a loss from discontinued operations, net of income tax expense for the three months ended April 30, 2013 of $71,000 which is mainly the result of $38,000 of exploration and property holding costs.

Six Months Ended April 30, 2014 and April 30, 2013

For the six months ended April 30, 2014, we experienced a net loss of $2,347,000, or approximately $0.01 per share, compared to a net loss of $4,315,000, or approximately $0.03 per share, during the comparable period last year. The $1,968,000 decrease in the net loss was primarily due to a $1,653,000 decrease in exploration and property holding costs and a $498,000 decrease in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $1,653,000 to $1,105,000 for the six months ended April 30, 2014 compared to $2,758,000 for the comparable period last year.  This decrease was mainly the result of not having a drilling program during the six months ended April 30, 2014, whereas in the comparable period last year we had a small underground drill program. In addition, we had a significantly reduced metallurgical program in the six months ended April 30, 2014 compared to the previous period. As a result of the reduced exploration program we reduced our work force at the Sierra Mojada Property, and therefore our staffing and consultants costs were lower in the six months ended April 30, 2014 compared to the comparable period last year. In addition, our exploration and property holding costs included a $334,000 concession impairment in the six months ended April 30, 2014 compared to a $709,000 concession impairment in the comparable period last year.

General and Administrative Costs

General and administrative expenses decreased $498,000 to $953,000 for the six months ended April 30, 2014 as compared to $1,451,000 for the comparable period last year. This decrease was mainly the result of a $93,000 decrease in personal cost, a $323,000 decrease in office and administrative cost, a $55,000 decrease in professional costs and a $47,000 decrease in directors’ fees.

Stock based compensation was a factor in the fluctuations in general and administration expenses. Overall stock based compensation included in general and administrative expense decreased to $88,000 for the six months ended April 30, 2014 from $195,000 for the six months ended April 30, 2013. This was mainly due to stock options vesting in the six months ended April 30, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $93,000 to $333,000 for the six months ended April 30, 2014 as compared to $426,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $61,000 in the six months ended April, 30, 2014 from $125,000 in the comparable period last year.

Office and administrative expenses decreased $323,000 to $305,000 for the six months ended April 30, 2014 as compared to $628,000 for the comparable period last year. The decrease was mainly the result of the Company having significant investor relations activities and corporate travel related to the February 2013 equity financing in the six months ended April 30, 2013.

Professional services decreased $55,000 to $178,000 for the six months ended April 30, 2014 as compared to $233,000 for the comparable period last year. The decrease was primarily due to a decrease in legal and accounting fees in the six months ended April 30, 2014 from the comparable period last year.

Directors’ fees decreased $47,000 to $116,000 for the six months ended April 30, 2014 as compared to $163,000 for the comparable period last year. This decrease was primarily due to a $41,000 decrease in stock based compensation as a result of stock options vesting in the six months ended April 30, 2014 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $19,000 for the six months ended April 30, 2014 for uncollectible VAT compared to a recovery of $1,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

Other income increased $12,000 to $56,000 for the six months ended April 30, 2014 as compared to $44,000 for the comparable period last year. The significant factors were a $5,000 foreign currency transaction gain and a $44,000 miscellaneous income in the six months ended April 30, 2014 as compared to a $33,000 foreign currency transaction gain and a $4,000 miscellaneous income for the comparable period last year.

The foreign currency transaction gain in the six months ended April 30, 2014 and 2013 was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the six months ended April 30, 2014 was primarily the result of a $41,000 gain on the sale of a piece of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Subject to the contingencies previously discussed, the Company expects to close the sale of its interest in Dome International and its wholly-owned subsidiary, Dome Gabon. Pursuant to generally accepted accounting principles in the United States of America, Dome International and Dome Gabon have been reported in discontinued operations for the six months ended April 30, 2014, and April 30, 2013 and the period from inception to date as described in the “Critical Accounting Policies” section. Loss from discontinued operations, net of income tax expense for the six months ended April 30, 2014 was $334,000 which is mainly a result of a $192,000 concession impairment related to the Ndjole concession and $139,000 for exploration and property holding costs, as compared to a loss from discontinued operations, net of income tax expense for the six months ended April 30, 2013 of $110,000 which is the result of $113,000 of exploration and property holding costs.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2014, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $5,206,000 at October 31, 2013 to $3,095,000 at April 30, 2014.

Cash flows used in operations for the six months ended April 30, 2014 was $1,975,000 as compared to $3,362,000 for the comparable period in 2013.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses.

Cash flows used in investing activity for the six months ended April 30, 2014 was $162,000 as compared to $217,000 for the comparable period in 2013. This decrease was mainly due to proceeds from sale of equipment of $86,000 in the six months ended April 30, 2014.

Cash flows provided by financing activities for the six months ended April 30, 2014 was $nil as compared to cash flows provided by financing activities of $8,127,000 for the comparable period last year. The majority of the cash flow provided by financing activities in the comparable period last year was due to the February 2013 equity financing.

Capital Resources

As of April 30, 2014, we had cash and cash equivalents of $3,095,000 and working capital of $4,059,000 as compared to cash and cash equivalents of $5,206,000 and working capital of $6,218,000 as of October 31, 2013. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expense.

Since inception, we have relied primarily upon proceeds from sales of our equity securities and warrant exercises as our primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other acceptable financing to fund our planned business activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2014, our Board of Directors approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property and a $1.8 million budget for general and administration expense. As of May 31, 2014, we had approximately $2.9 million of cash on hand, which does not include the expected gross proceeds less deposit received of $1.5 million from the sale of Dome International as discussed in the “Properties Concessions and Property Concessions Outlook” section. We anticipate that we will be able to satisfy our remaining calendar year 2014 budget with cash on hand.  We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction. The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Contractual Obligations

During the six months ended April 30, 2014, we amended the Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios concession option purchase agreement (the “Poder de Dios Agreement”).

Under the previous terms of the Poder de dios Agreement, an option payment of $300,000 was due in April 2014. As a result of amending the Poder de Dios Agreement, the April 2014 option payment was reduced to $10,000.

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

Recent Accounting Pronouncements Adopted in the Six Month Period Ended April 30, 2014

Effective November 1, 2013, we adopted Accounting Standards Update (“ASU”) 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU added certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The adoption of this guidance did not have a material impact on the disclosure requirements for our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists.” The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for our fiscal year beginning November 1, 2014. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flows, and the disclosure requirements for our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,594.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of April 30, 2014, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

As of April 30, 2014, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of April 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2014 there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SILVER BULL RESOURCES, INC.

Dated: June 06, 2014	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 06, 2014	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)