Form 10-Q
period 2014-07-31
SILVER BULL RESOURCES, INC.
filed 2014-09-08
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

925 West Georgia Street, Suite 1908
Vancouver, B.C. V6C 3L2
 (Address of principal executive offices, including zip code)

Registrant's telephone number: 604-687-5800

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
Yes ☐ No ☑

As of September 8, 2014, there were 159,072,657 shares of the Registrant's $0.01 par value Common Stock ("Common Stock"), the Registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	July 31, 2014	October 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,448,892	$5,205,733
Value-added tax receivable, net of allowance for uncollectible taxes of $120,802 and $127,557 respectively (Note 6)	194,123	329,508
Income tax receivable	—	396
Other receivables	38,101	67,094
Prepaid expenses and deposits	118,152	236,739
Assets of discontinued operations held for sale (Note 4)	1,364,446	1,554,037
Total Current Assets	4,163,714	7,393,507

Office and mining equipment, net (Note 7)	382,658	483,621
Property concessions (Note 8)	6,778,046	6,741,974
Goodwill (Note 9)	18,495,031	18,495,031
TOTAL ASSETS	$29,819,449	$33,114,133

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$144,946	$467,016
Accrued liabilities and expenses	644,231	704,366
Income tax payable	12,855	—
Liabilities of discontinued operations held for sale (Note 4)	12,363	3,942
Total Current Liabilities	814,395	1,175,324

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 15)

STOCKHOLDERS' EQUITY (Notes 10, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	124,787,190	124,641,777
Accumulated deficit	(97,486,020)	(94,386,856)
Other comprehensive income	113,158	93,162
Total Stockholders' Equity	29,005,054	31,938,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,819,449	$33,114,133

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	300,885	1,084,754	1,025,545	3,069,379
Depreciation and asset impairment (Note 8)	29,524	36,237	409,812	809,749
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	330,409	1,120,991	1,435,357	3,879,128

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	145,350	236,464	478,476	662,439
Office and administrative	106,408	185,224	410,932	813,418
Professional services	32,637	88,298	210,897	320,973
Directors' fees	47,517	123,328	163,305	286,031
(Recovery of) provision for uncollectible value-added taxes	(1,020)	7,890	18,112	7,030
Depreciation	717	1,168	2,487	3,505
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	331,609	642,372	1,284,209	2,093,396

LOSS FROM OPERATIONS	(662,018)	(1,763,363)	(2,719,566)	(5,972,524)

OTHER (EXPENSES) INCOME
Interest and investment income	3,286	1,818	10,035	8,748
Foreign currency transaction (loss) gain	(33,031)	563	(27,654)	33,611
Miscellaneous income	23,236	23,044	67,284	27,033
TOTAL OTHER (EXPENSES) INCOME	(6,509)	25,425	49,665	69,392

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(668,527)	(1,737,938)	(2,669,901)	(5,903,132)

INCOME TAX EXPENSE	6,846	18,613	17,779	58,687

LOSS FROM CONTINUING OPERATIONS	(675,373)	(1,756,551)	(2,687,680)	(5,961,819)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE (Note 4)	(77,198)	297,896	(411,484)	188,149

NET LOSS	$(752,571)	$(1,458,655)	$(3,099,164)	$(5,773,670)
OTHER COMPREHENSIVE INCOME– Foreign currency translation adjustments	21,662	4,435	19,996	11,076
COMPHENSIVE LOSS	$(730,909)	$(1,454,220)	$(3,079,168)	$(5,762,594)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Loss) from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.04)
(Loss) income from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.04)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657	159,072,657	150,260,157

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2013	159,072,657	$1,590,726	$124,641,777	$(94,386,856)	$93,162	$31,938,809
Options issued	—	—	145,413	—	—	145,413
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	19,996	19,996
Net loss	—	—	—	(3,099,164)	—	(3,099,164)
Balance, July 31, 2014	159,072,657	$1,590,726	$124,787,190	$(97,486,020)	$113,158	$29,005,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,099,164)	$(5,773,670)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	611,239	824,248
Provision for uncollectible value-added taxes	18,112	38,030
Other income	(54,914)	(508,057)
Foreign currency transaction loss (gain)	39,017	(47,772)
Stock options issued for compensation	145,413	479,253
Changes in operating assets and liabilities:
Restricted cash	(5,937)	12,614
Value-added tax receivable	113,578	478,572
Other receivables	28,459	53,155
Prepaid expenses and deposit	106,412	91,617
Accounts payable	(312,850)	(380,716)
Accrued liabilities and expenses	(46,694)	176,945
Income tax payable	13,258	(5,566)
Net cash used by operating activities	(2,444,071)	(4,561,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	(62,772)	—
Equipment purchases	(13,495)	—
Proceeds from sale of equipment	101,715	24,448
Acquisition of property concessions	(377,845)	(632,733)
Net cash used by investing activities	(352,397)	(608,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	8,094,725
Deferred cash offering costs	—	43,843
Payable to former joint venture partner	—	(11,551)
Net cash provided by financing activities	—	8,127,017

Effect of exchange rates on cash and cash equivalents	4,671	1,631

Net (decrease) increase in cash and cash equivalents	(2,791,797)	2,959,016
Cash and cash equivalents beginning of period	5,251,003 *	3,201,240

Cash and cash equivalents end of period	$2,459,206 *	$6,160,256

* Cash and cash equivalents at July 31, 2014 and October 31, 2013 included $10,314 and $45,270 recognized in assets of discontinued operations held for sale respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2014	2013

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$12,561	$48,989
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property concessions capitalized and included in accrued liabilities and expense	$—	$420,000
Warrants issued for offering costs (Note 13)	$—	$51,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND LIQUIDITY

Silver Bull Resources, Inc. (the "Company") was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, the Company's name was changed to Metalline Mining Company. On April 21, 2011, the Company's name was changed to Silver Bull Resources, Inc. The Company's fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an Exploration Stage Company. The Company has not established any reserves with respect to its exploration projects and may never enter into the development stage with respect to any of its projects.

The Company engages in the business of mineral exploration. The Company currently owns or has the option to acquire a number of property concessions in Mexico (collectively known as the "Sierra Mojada Property"). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas") and through Minera's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. ("Minas").

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of the Company. Dome's subsidiaries include its wholly-owned subsidiaries Dome Asia Inc. and Dome International Global Inc. ("Dome International"), which are incorporated in the British Virgin Islands. Dome International's subsidiaries include its wholly-owned subsidiaries incorporated in Gabon, Dome Ventures SARL Gabon ("Dome Gabon") and African Resources SARL Gabon ("African Resources"), as well as its 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. The Company conducts its exploration activities in Gabon, Africa through Dome Gabon and African Resources. In May 2014, the Company entered into an agreement to sell Dome International, which holds, indirectly a 100% interest in the Ndjole license (Note 4).

The Company's efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements, except as disclosed in Notes 4 and 8.

Liquidity, Financial Commitments and Management's Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $97,486,020.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of July 31, 2014, the Company had working capital of $3,349,319 including $1,364,446 of assets of discontinued operations held for sale and $12,363 of liabilities of discontinued operations held for sale, and cash and cash equivalents of $2,448,892. Management will continue to evaluate the Company's ability to raise additional capital, and if it determines that additional capital is unavailable or available on terms that the Company determines are unacceptable then the Company will reduce exploration expenditures on the Company's property concessions and reduce general and administrative expenditures.

NOTE 2 – BASIS OF PRESENTATION

The Company's unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules of the U.S. Securities and Exchange Commission ("SEC") regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at October 31, 2013 was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2013.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Notes 3 and Note 4. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the nine months ended July 31, 2014 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2014.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company's Form 10-K for the year ended October 31, 2013 filed on January 13, 2014, except as follows.

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

Recent Accounting Pronouncements Adopted in the Nine Month Period Ended July 31, 2014

Effective in July, 2014, the Company adopted Accounting Standards Update ("ASU") 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of July 31, 2014 and eliminated inception to date information from the Company's consolidated financial statements.

Effective November 1, 2013, the Company adopted ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU added certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The adoption of this guidance did not have a material impact on the disclosure for the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standard Board ("FASB") issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity's ability to continue as a going concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The Update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for the Company's fiscal year beginning November 1, 2014. The Company does not believe the adoption of this update will have a material impact on the Company's financial position, results of operations or cash flows, and the disclosure requirements for the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On December 13, 2013, the Company entered into a binding letter of agreement and on May 21, 2014, as amended July 15, 2014 and August 25, 2014, the Company executed a share purchase agreement (the "Transaction") with BHK Resources, Inc. ("BHK") to sell all of the issued and outstanding securities of Dome International, a subsidiary of the Company which holds, indirectly, a 100% interest in and to the Ndjole concession, for cash consideration of $1,500,000. The Transaction is expected to be completed in September 2014.

The Transaction is subject to the completion of a financing by BHK generating minimum proceeds of $CDN 4.0 million from the sale of its securities (condition may be waived at the option of BHK) and the approval of the TSX-V and other applicable regulatory authorities. The Company was paid a $25,000 non-refundable deposit upon the signing of the binding letter of agreement. Prior to the closing of the Transaction, the Company will transfer all of the issued and outstanding securities of African Resources SARL Gabon from Dome International to another subsidiary of the Company. As at July 31, 2014, the Company classified Dome International and its wholly-owned subsidiary Dome Gabon as an asset held for sale as assets held for sale criteria were met. Consequently, for all of the periods presented, loss from Dome International and Dome Gabon has been presented within discontinued operations in the consolidated statement of operations and comprehensive loss. During the nine months ended July 31, 2014 the Company recorded an impairment of $191,568 for the Ndjole concession as its carrying amount was not recoverable based on the implied fair value due to expected net proceeds from the Transaction.

The following table details selected financial information included in the loss from discontinued operations for the three months and nine months ended July 31, 2014 and 2013 and the period from inception to date.

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Exploration and property holding costs	$51,813	$173,363	$190,957	$286,191
Depreciation and asset impairment	97	3,534	198,940	10,994
Provision for uncollectible value-added taxes	—	31,000	—	31,000
Foreign currency transaction loss (gain)	25,288	(14,271)	21,587	(24,812)
Miscellaneous income	—	(491,522)	—	(491,522)
Net loss (income)	$77,198	$(297,896)	$411,484	$(188,149)

The miscellaneous income in the three and nine months ended July 31, 2013 was the result of the Company's  legal interpretation that AngloGold Ashanti Limited ("AngloGold") abandoned all of its rights and benefits under two joint venture agreements upon their termination. As a result the Company has concluded that the VAT receivable outstanding at the termination of the agreements and subsequent cash collected related to this VAT receivable of $491,522 was determined to be the sole property of the Company.

The major classes of assets and liabilities of Dome International and Dome Gabon presented as assets held for sale in the consolidated balance sheets are as follows:

	July 31,	October 31,
	2014	2013
Assets
Cash and cash equivalents	$10,314	$45,270
Restricted cash	5,817	—
Value-added tax receivable	8,546	8,767
Prepaid expenses and deposits	12,061	—
Other assets	62,772	—
Office and mining equipment, net	13,743	25,130
Property concession	1,251,193	1,474,870
Total assets of discontinued operations held for sale	$1,364,446	$1,554,037

Liabilities
Accounts payable	$12,363	$3,942
Total liabilities of discontinued operations held for sale	$12,363	$3,942

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 21,473,978 shares and 22,110,173 shares at July 31, 2014 and July 31, 2013, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $194,123 will be received within twelve months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the nine months ended July 31, 2014, a provision of uncollectible VAT of $18,112 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the nine months ended July 31, 2014 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2013	$127,557
Provision for uncollectible VAT Taxes	18,112
Write-off VAT receivable	(23,001)
Foreign currency translation adjustment	(1,866)
Allowance for uncollectible VAT taxes – July 31, 2014	$120,802

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at July 31, 2014 and October 31, 2013, respectively:

	July 31,	October 31,
	2014	2013

Mining equipment	$504,451	$645,084
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	85,618	85,618
Well equipment	39,637	39,637
Office equipment	53,900	53,900
	956,833	1,097,466
Less: Accumulated depreciation	(574,175)	(613,845)
	$382,658	$483,621

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Mexico and Gabon as at July 31, 2014 and October 31, 2013, respectively:

	Sierra Mojada, Mexico	Mitzic, Gabon	Total
Property Concessions – October 31, 2013	$6,419,833	$322,141	$6,741,974
Acquisitions	377,845	—	377,845
Impairment	(19,632)	(324,560)	(344,192)
Foreign currency translation adjustments	—	2,419	2,419
Property Concessions – July 31, 2014	$6,778,046	$—	$6,778,046

Sierra Mojada, Mexico

During the nine months ended July 31, 2014, the Company decided to not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $19,632.

During the nine months ended July 31, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $714,038.

Gabon, African

During the nine months ended July 31, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability is highly uncertain.

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  At April 30, 2014, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company's goodwill balance as at July 31, 2014 and October 31, 2013, respectively:

Goodwill – October 31, 2013	$18,495,031
Goodwill – July 31, 2014	$18,495,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders' Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2014, there are 159,072,657 shares outstanding with Rights attached.

In certain circumstances, in the event that any person acquires beneficial ownership of 20% or more of the outstanding shares of the Company's common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company's common stock having a value equal to two times such purchase price.  The Rights will expire on June 11, 2017.

NOTE 11 - COMMON STOCK

No common stock was issued during the nine months ended July 31, 2014.

On February 14, 2013, the Company closed a public offering (the "Offering") for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission. In addition, the agents received 1,187,250 compensation warrants with the same terms as the other warrants issued in the Offering. The total cash commission paid to the agents was $474,900, the fair value of the agents' compensation warrants was determined to be $51,672 (Note 13), and the Company incurred other offering costs of $595,375.

NOTE 12 - STOCK OPTIONS

The Company has two active stock option plans. Under the 2006 Stock Option Plan (the "2006 Plan"), the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. Under the 2010 Stock Option and Stock Bonus Plan (the "2010 Plan"), the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately 1 to 2 years and have a contractual term of 5 to 10 years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2014 and 2013 are as follows:

Nine Months Ended July 31,
Options	2014	2013

Expected volatility	—	54% - 70%
Risk-free interest rate	—	0.29% - 0.88%
Dividend yield	—	—
Expected term (in years)	—	2.50 – 3.50

No options were granted or exercised during the nine months ended July 31, 2014.

During the nine months ended July 31, 2013, the Company granted options to acquire 2,515,000 shares of common stock with a weighted-average grant-date fair value of $0.15. No options were exercised during the nine months ended July 31, 2013.

The following is a summary of stock option activity for the nine months ended July 31, 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2013	9,205,477	$0.58	3.45	—
Forfeited or Cancelled	(374,999)	0.54
Outstanding at July 31, 2014	8,830,478	$0.58	2.62	$—

Vested or Expected to Vest at July 31, 2014	8,830,478	$0.58	2.62	$—
Exercisable at July 31, 2014	7,915,480	$0.60	2.51	$—

The Company recognized stock-based compensation costs for stock options of $145,413 and $479,253 for the nine months ended July 31, 2014 and 2013, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company's recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2014 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 - 0.73	7,968,334	2.72	$0.52	7,053,336	$0.53
1.00 - 1.20	805,000	1.55	1.11	805,000	1.11
2.18	57,144	3.47	2.18	57,144	2.18
$0.37 - 2.18	8,830,478	2.62	$0.58	7,915,480	$0.60

As of July 31, 2014, there was $43,183 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.38 years.

NOTE 13 - WARRANTS

A summary of warrant activity for the nine months ended July 31, 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2013	12,643,500	$0.55	0.79	—
Outstanding at July 31, 2014	12,643,500	$0.55	0.04	$—
Exercisable at July 31, 2014	12,643,500	$0.55	0.04	$—

On August 14, 2014 the 12,643,500 warrants outstanding expired unexercised. No warrants were issued or exercised during the nine months ended July 31, 2014.

During the nine months ended July 31, 2013, the Company issued 11,456,250 warrants in connection with the Offering and issued 1,187,250 compensation warrants to the agents. The fair value of the agent's compensation warrants was determined to be $51,672 based upon the Black-Scholes pricing model using risk free interest rate of 0.22%, expected volatility of 50%, dividend yield of 0%, and a contractual term of 1.5 years.

No warrants were exercised during the nine months ended July 31, 2013.

Summarized information about warrants outstanding and exercisable at July 31, 2014 is as follows:
Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55	12,643,500	0.04	$0.55	12,643,500	$0.55

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of July 31, 2014 and October 31, 2013, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at July 31, 2014 and October 31, 2013 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. Dollar deposits held in Canadian financial institutions. As of July 31, 2014 and October 31, 2013, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $2,073,014 and $4,844,049, respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2014 and October 31, 2013, the U.S. dollar equivalent balance for these accounts was $44,483 and $87,889, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,249.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of July 31, 2014, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company's activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company's activities.

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

In addition, five of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)
May 2015	$30,000
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month

(1)
Until July 2018, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.

(2)	If a change of control occurs prior to May 30, 2016 the Company is required to make a payment of $200,000 within 20 days of the change of control.

Poder de Dios, Anexas a Poder de Dios, and Ampliacion a Poder de Dios (3 concessions)

Payment Date	Payment Amount(1)
October 2014	$6 million
April 2015(1)	$7 million

(1)      Payments shown reflect the option purchase price for a period of six months from the payment date for the acquisition of 100% of the concessions. Subsequent to April 2015 the option purchase price is $7 million for the acquisition of 100% of the concession. In addition, the Company is required to make payments of $300,000 in April and October of each year until the option purchase is made otherwise the Company will lose its option in the concessions. The option purchase price until October 2014 is $6 million.

Property Concessions Gabon

The Company holds title to the Ndjole (Note 4) and Mitzic concessions in Gabon, Africa that require the Company to spend minimum amounts each term to renew the concessions. Each concession is renewable twice with each renewal lasting for three years. The initial renewal of the Ndjole concession was granted on June 21, 2012 and the initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession licenses, the Company must spend $CFA 2,926,000,000 ($5,983,640) on exploration work on the Ndjole concession and $CFA 901,000,000 ($1,842,536) on exploration work on the Mitzic concession in order to renew these concessions for a third term of three years. The expenditures during the second period are reduced by $CFA 2,794,322,270 ($5,714,360) for Ndjole and $CFA 264,746,831 ($541,405) for Mitzic which represent amounts spent in the second period to July 31, 2014 and amounts carried forward from the initial term for expenditures incurred in excess of the renewal requirements. The Company must spend $CFA 800,000,000 ($1,635,991) in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods. As of July 31, 2014, one U.S. dollar approximates $CFA 489.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Litigation and Claims

In July 2014 a local cooperative called "Sociedad Cooperativa de Exploración Minera Mineros Norteños", S.C.L ("Mineros Norteños") filed an action against Minera claiming that the Royalty should be paid immediately, including interest at a rate of 6% from August 30, 2004.  The action also asserted a claim for back wages for Mineros Nortenos members, notwithstanding that the individuals were never hired or performed any work for Minera.

On August 21, 2014 Minera filed a full and complete defence and put the Court on notice that the Company reserves the right to file a Civil Court claim against Minera Norteños for damages.

It is the Company's position, supported by a legal opinion from its Mexican legal counsel, that it has not breached the agreement it has with Mineros Nortenos and that the Mineros Nortenos lawsuit is without merit. The Company has not accrued any amounts for this claim in the Company's financial statements.

From time to time, the Company is involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against the Company, and pursue our full legal rights in cases where the Company has been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743, increasing to $CDN 7,981 on April 1, 2016. As of July 31, 2014, one U.S. dollar approximates $CDN 1.09.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net loss for the period
Mexico	$(281,000)	$(1,108,000)	$(985,000)	$(3,818,000)
Canada	(339,000)	(636,000)	(1,276,000)	(2,090,000)
Gabon	(56,000)	(12,000)	(427,000)	(54,000)
United States	—	—	—	—
Loss from Continuing Operations	(676,000)	(1,756,000)	(2,688,000)	(5,962,000)
Discontinued Operations	(77,000)	298,000	(411,000)	188,000
Net Loss	$(753,000)	$(1,458,000)	$(3,099,000)	$(5,774,000)

The following table details allocation of assets included in the accompanying balance sheet at July 31, 2014:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,207,000	$1,208,000	$11,000	$23,000	$2,449,000
Value-added tax receivable, net	-	-	191,000	3,000	194,000
Other receivables	-	7,000	31,000	-	38,000
Prepaid expenses and deposits	-	35,000	82,000	1,000	118,000
Assets of discontinued operations held for sale	-	-	-	1,364,000	1,364,000
Office and mining equipment, net	-	1,000	382,000	-	383,000
Property concessions	-	-	6,778,000	-	6,778,000
Goodwill	-	-	18,495,000	-	18,495,000
	$1,207,000	$1,251,000	$25,970,000	$1,391,000	$29,819,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2013:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$3,076,000	$2,087,000	$23,000	$20,000	$5,206,000
Value-added tax receivable, net	-	-	327,000	3,000	330,000
Other receivables	-	20,000	47,000	-	67,000
Prepaid expenses and deposits	-	137,000	98,000	1,000	236,000
Assets of discontinued operations held for sale	-	-	-	1,554,000	1,554,000
Office and mining equipment, net	-	4,000	480,000	-	484,000
Property concessions	-	-	6,420,000	322,000	6,742,000
Goodwill	-	-	18,495,000	-	18,495,000
	$3,076,000	$2,248,000	$25,890,000	$1,900,000	$33,114,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(308,000)	$(1,102,000)	$(1,035,000)	$(3,808,000)
Gabon Mitzic	(22,000)	(19,000)	(400,000)	(71,000)
	$(330,000)	$(1,121,000)	$(1,435,000)	$(3,879,000)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms "Silver Bull," "we," "us," or "our," we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under "Glossary of Common Terms" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate", "continue", "likely", "estimate", "expect", "may", "will", "projection", "should", "believe", "potential", "could" or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, our planned activities at the Sierra Mojada Project in 2014, continuing to progress in securing additional surface rights, the timing and scope of our metallurgical program and exploration activities, the projections and estimates set forth in the PEA Technical Report, our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses, and the completion of the sale of the issued and outstanding securities of Dome International Global Inc. ("Dome International").

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including:

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. ("Minera") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera's wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. ("Minas"). However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Properties Concessions and Property Concessions Outlook

Sierra Mojada Property

In January 2014, our Board of Directors approved a calendar-year 2014 budget of $1.8 million for the Sierra Mojada Property. The focus of the 2014 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, further studying power and water alternatives and continued metallurgical work.

Metallurgical Studies

We have a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening).

We have received results for metallurgical testing on samples taken from areas throughout the silver zone and the zinc zone. The test work on the silver zone focused on cyanide leach recovery of the silver using "Bottle Roll" tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone. Floatation test work focused on the zinc zone was completed in 2013 and it does not appear to be a viable way to recover the zinc based on the work done to date.

Mineralized Material Estimate

On December 19, 2013, JDS Energy & Mining Inc. delivered Silver Bull's amended initial Preliminary Economic Assessment (the "PEA Technical Report") on the silver and zinc mineralization for the Sierra Mojada Project in accordance with Canadian National Instrument 43-101. The PEA Technical Report includes an update on the silver and zinc mineralization which was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the PEA Technical Report indicates mineralized material of 71.1 million tonnes at an average silver grade of 71.5 grams/tonne silver and an average zinc percentage of 1.34%.

"Mineralized material" as used in this Quarterly Report on Form 10-Q, although permissible under the Securities and Exchange Commission's Industry Guide 7, does not indicate "reserves" by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves."  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Gabon Property

On December 13, 2013, we entered into a binding letter of agreement, and on May 21, 2014, as amended July 15, 2014 and August 25, 2014, we executed a share purchase agreement (the "Transaction") with BHK Resources, Inc. ("BHK") to sell all of the issued and outstanding securities of our subsidiary, Dome International, which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold license through its wholly-owned subsidiary, Dome Ventures SARL Gabon ("Dome Gabon"), for cash consideration of $1,500,000. Also, we recorded an impairment of $191,568 for the Ndjole concession as its carrying amount was not recoverable based on the implied fair value due to expected net proceeds from the Transaction. The Transaction is expected to be completed in September 2014.

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

Results of Operations

Three Months Ended July 31, 2014 and July 31, 2013

For the three months ended July 31, 2014, we experienced a net loss of $753,000, or approximately $0.01 per share, compared to a net loss of $1,459,000, or approximately $0.01 per share, during the comparable period last year. The $706,000 decrease in net loss was primarily due to a $791,000 decrease in exploration and property holding costs and a $310,000 decrease in general and administrative expenses which was partially offset by a $77,000 loss from discontinued operations, net of income tax expense compared to a $298,000 income from discontinued operations, net of income tax expense during the comparable period last year.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $791,000 to $330,000 for the three months ended July 31, 2014, compared to $1,121,000 for the comparable period last year. This decrease was mainly the result of not having a drilling program during the three months ended July 31, 2014, whereas in the comparable period last year we had a small underground drill program. In addition, we had a significantly reduced metallurgical program in the three months ended July 31, 2014 compared to the previous period and during the three months ended July 31, 2013 we were incurring expenditures on the PEA Technical Report. As a result of the reduced exploration program, we reduced our work force at the Sierra Mojada Property, and therefore our staffing and consultants costs were lower in the three months ended July 31, 2014 compared to the comparable period last year.

General and Administrative Costs

We recorded a general and administrative expense of $332,000 for the three months ended July 31, 2014 as compared to $642,000 for the comparable period last year. The $310,000 decrease was mainly the result of a $91,000 decrease in personnel costs, a $79,000 decrease in office and administrative costs, a $55,000 decrease in professional services and a $75,000 decrease in directors' fees.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $24,000 for the three months ended July 31, 2014 from $175,000 for the comparable period last year. This was mainly due to stock options vesting in the three months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $91,000 to $145,000 for the three months ended July 31, 2014 as compared to $236,000 for the same period last year. This decrease was mainly due to a decrease in stock-based compensation expense to $20,000 in the three months ended July 31, 2014 from $97,000 in the comparable period last year which was mainly due to stock options vesting in the three months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $79,000 to $106,000 for the three months ended July 31, 2014 as compared to $185,000 for the same period last year. The decrease was mainly the result of a decrease in investor relations activities and corporate travel in the three months ended July 31, 2014.

Professional fees decreased $55,000 to $33,000 for the three months ended July 31, 2014 compared to $88,000 for the comparable period last year. This decrease is mainly due to a decrease in legal and accounting fees in the three months ended July 31, 2014.

Directors' fees decreased $75,000 to $48,000 for the three months ended July 31, 2014 as compared to $123,000 for the comparable period last year. The decrease was primarily due to a $74,000 decrease in stock-based compensation as a result of stock options vesting in the three months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a recovery of $1,000 for uncollectible value-added taxes ("VAT") for the three months ended July 31, 2014 compared to a recovery of $8,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expense of $7,000 for the three months ended July 31, 2014 as compared to other income of $25,000 for the comparable period last year. The significant factor was a $33,000 foreign currency transaction loss in the three months ended July 31, 2014 compared to a foreign currency transaction gain of $1,000 for the comparable period last year.

The foreign currency transaction loss in the three months ended July 31, 2014 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Subject to the contingencies previously discussed, the Company expects to close the sale of its interest in Dome International and its wholly-owned subsidiary, Dome Gabon, in September 2014. Pursuant to generally accepted accounting principles in the United States of America ("GAAP"), Dome International and Dome Gabon have been reported in discontinued operations for the three months ended July 31, 2014 and July 31, 2013 as described in the "Critical Accounting Policies" section. Loss from discontinued operations, net of income tax expense for the three months ended July 31, 2014 was $77,000, which is mainly a result of $52,000 for exploration and property holding costs and a $25,000 foreign currency transaction loss, as compared to a gain from discontinued operations, net of income tax expense for the three months ended July 31, 2013 of $298,000 which is mainly the result of a $492,000 miscellaneous income which was partially offset by an expenditure of $173,000 for exploration and property holding costs. The miscellaneous income was the result of our determination that AngloGold Ashanti Limited ("AngloGold") abandoned all of its rights and benefits under the two joint venture agreements upon AngloGold's termination of these agreements, and therefore the VAT receivable outstanding at the termination of the agreements and subsequent cash collected is the sole property of the Company.

Nine Months Ended July 31, 2014 and July 31, 2013

For the nine months ended July 31, 2014, we experienced a net loss of $3,099,000, or approximately $0.02 per share, compared to a net loss of $5,774,000, or approximately $0.04 per share, during the comparable period last year. The $2,675,000 decrease in the net loss was primarily due to a $2,444,000 decrease in exploration and property holding costs and a $809,000 decrease in general and administrative expenses which was partially offset by a $411,000 loss from discontinued operations, net of income tax expense compared to a $188,000 income from discontinued operations, net of income tax expense during the comparable period last year.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $2,444,000 to $1,435,000 for the nine months ended July 31, 2014 compared to $3,879,000 for the comparable period last year.  This decrease was mainly the result of not having a drilling program during the nine months ended July 31, 2014, whereas in the comparable period last year we had a small underground drill program. In addition, we had a significantly reduced metallurgical program in the nine months ended July 31, 2014 compared to the previous period and during the nine months ended July 31, 2013 we were incurring expenditures on the PEA Technical Report. As a result of the reduced exploration program we reduced our work force at the Sierra Mojada Property, and therefore our staffing and consultants costs were lower in the nine months ended July 31, 2014 compared to the comparable period last year. In addition, our exploration and property holding costs including a $410,000 concession impairment in the nine months ended July 31, 2014 compared to a $810,000 concession impairment in the comparable period last year.

General and Administrative Costs

General and administrative expenses decreased $809,000 to $1,284,000 for the nine months ended July 31, 2014 as compared to $2,093,000 for the comparable period last year. This decrease was mainly the result of a $184,000 decrease in personnel costs, a $402,000 decrease in office and administrative costs, a $110,000 decrease in professional costs and a $123,000 decrease in directors' fees.

Stock based compensation was a factor in the fluctuations in general and administration expenses. Overall stock based compensation included in general and administrative expense decreased to $113,000 for the nine months ended July 31, 2014 from $370,000 for the nine months ended July 31, 2013. This was mainly due to stock options vesting in the nine months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $184,000 to $478,000 for the nine months ended July 31, 2014 as compared to $662,000 for the same period last year. This decrease was mainly due to a decrease in stock based compensation expense to $80,000 in the nine months ended July 31, 2014 from $222,000 in the comparable period last year which was mainly due to stock options vesting in the nine months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative expenses decreased $402,000 to $411,000 for the nine months ended July 31, 2014 as compared to $813,000 for the comparable period last year. The decrease was mainly the result of the Company having significant investor relations activities and corporate travel related to the February 2013 equity financing in the nine months ended July 31, 2013 and a general decrease in investor relation activities and corporate travel in the nine months ended July 31, 2014.

Professional services decreased $110,000 to $211,000 for the nine months ended July 31, 2014 as compared to $321,000 for the comparable period last year. The decrease was primarily due to a decrease in legal and accounting fees in the nine months ended July 31, 2014 from the comparable period last year.

Directors' fees decreased $123,000 to $163,000 for the nine months ended July 31, 2014 as compared to $286,000 for the comparable period last year. This decrease was primarily due to a $115,000 decrease in stock based compensation as a result of stock options vesting in the nine months ended July 31, 2014 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $18,000 for uncollectible VAT for the nine months ended July 31, 2014 compared to a provision of $7,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

Other income decreased $19,000 to $50,000 for the nine months ended July 31, 2014 as compared to $69,000 for the comparable period last year. The significant factors were a $67,000 miscellaneous income in the nine months ended July 31, 2014 which was offset by a $28,000 foreign currency transaction loss as compared to a $27,000 miscellaneous income and a $34,000 foreign currency transaction gain and for the comparable period last year.

The foreign currency transaction loss in the nine months ended July 31, 2014 was primarily the result of the depreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The foreign currency transaction gain in the comparable period last year was primarily the result of the appreciation of the Central African Franc and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the nine months ended July 31, 2014 was primarily the result of a gain on the sale of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Subject to the contingencies previously discussed, the Company expects to close the sale of its interest in Dome International and its wholly-owned subsidiary, Dome Gabon. Pursuant to GAAP, Dome International and Dome Gabon have been reported in discontinued operations for the nine months ended July 31, 2014 and July 31, 2013 as described in the "Critical Accounting Policies" section. Loss from discontinued operations, net of income tax expense for the nine months ended July 31, 2014 was $411,000 which is mainly a result of a $192,000 concession impairment related to the Ndjole concession and $191,000 for exploration and property holding costs, as compared to a gain from discontinued operations, net of income tax expense for the nine months ended July 31, 2013 of $188,000 which is the result of $492,000 miscellaneous income which was partially offset by an expenditure of $286,000 for exploration and property holding costs. The miscellaneous income was the result of our determination that AngloGold abandoned all of its rights and benefits under the two joint venture agreements upon AngloGold's termination of these agreements, and therefore the VAT receivable outstanding at the termination of the agreements and subsequent cash collected is the sole property of the Company.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2014, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $5,206,000 at October 31, 2013 to $2,449,000 at July 31, 2014.

Cash flows used in operations for the nine months ended July 31, 2014 was $2,444,000 as compared to $4,561,000 for the comparable period in 2013.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses which was partially offset by the increased VAT collected in the nine months ended July 31, 2013.

Cash flows used in investing activity for the nine months ended July 31, 2014 was $352,000 as compared to $608,000 for the comparable period in 2013. This decrease was mainly due to a decrease of $255,000 to $378,000 in property concessions acquisition costs in the nine months ended July 31, 2014 compared to $633,000 in the comparable period in 2013.

Cash flows provided by financing activities for the nine months ended July 31, 2014 was $nil as compared to cash flows provided by financing activities of $8,127,000 for the comparable period last year. The majority of the cash flow provided by financing activities in the comparable period last year was due to the February 2013 equity financing.

Capital Resources

As of July 31, 2014, we had cash and cash equivalents of $2,449,000 and working capital of $3,349,000 including $1,364,000 of assets of discontinued operations held for sale and $12,000 of liabilities of discontinued operations held for sale as compared to cash and cash equivalents of $5,206,000 and working capital of $6,218,000 including $1,554,000 of assets of discontinued operations held for sale and $4,000 of liabilities of discontinued operations held for sale as of October 31, 2013. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expense.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2014, our Board of Directors approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property and a $1.8 million budget for general and administration expense. As of August 31, 2014, we had approximately $2.3 million of cash on hand, which does not include the expected gross proceeds less deposit received of $1.5 million from the sale of Dome International as discussed in the "Properties Concessions and Property Concessions Outlook" section. We anticipate that we will be able to satisfy our remaining calendar year 2014 budget with cash on hand, even if the Dome International sale proceeds are not received.  We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction. The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Contractual Obligations

During the nine months ended July 31, 2014, we amended the Poder de Dios, Anexas a Poder de Dios and Ampliacion a Poder de Dios concession option purchase agreement (the "Poder de Dios Agreement").

Under the previous terms of the Poder de dios Agreement, an option payment of $300,000 was due in April 2014. As a result of amending the Poder de Dios Agreement, the April 2014 option payment was reduced to $10,000.

In addition during the nine months ended July 31, 2014, we amended the Nuevo Dulces Nombres and Yolanda III concession option agreement (the "Nuevo Dulces Nombres Agreement").

Under the previous terms of the Nuevo Dulces Nombres Agreement, an option payment of $20,000 per month was to commence August 2014 to July 2016 and the Company had the option until July 2016 to acquire the Nuveo Dulces Nombres concession for $4 million and Yolanda III concession for $2 million plus a lump of sum payment equal to any remaining monthly payments. As a result of amending the Nulces Dulces Nombres Agreement, the option payments were deferred for two years. The Company made a $30,000 payment in June 2014 and an additional option payment of $30,000 is due in May 2015 as a result of the amendment. In addition if a change of control occurs prior to May 30, 2016, we are required to make a payment of $200,000 within 20 days of a change of control.

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

Recent Accounting Pronouncements Adopted in the Nine Month Period Ended July 31, 2014

Effective in July, 2014, we adopted Accounting Standards Update ("ASU") 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we adopted this standard as of July 31, 2014 and eliminated inception to date information from our consolidated financial statements.

Effective November 1, 2013, we adopted ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU added certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The adoption of this guidance did not have a material impact on the disclosure requirements for our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standard Board ("FASB") issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity's ability to continue as a going concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The Update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for our fiscal year beginning November 1, 2014. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flows, and the disclosure requirements for our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,249.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of July 31, 2014, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

As of July 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of July 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2014 there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.
See Note 15 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any "affiliated purchaser" within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

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

SILVER BULL RESOURCES, INC.

Dated: September 8, 2014	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 8, 2014	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)