Form 10-K
period 2014-10-31
SILVER BULL RESOURCES, INC.
filed 2015-01-26
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

As of January 26, 2015, there were 159,072,657 shares of the registrant’s $0.01 par value Common Stock (“Common Stock”), the registrant’s only outstanding class of voting securities, outstanding. As of April 30, 2014, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $38.8 million based upon the closing sale price of the Common Stock as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2014 included two shareholders that held approximately 21.5% of its outstanding common stock and all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 annual meeting of shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, our planned activities at the Sierra Mojada Project in 2015, continuing to progress in securing additional surface rights, internally remodeling the zinc resource and the potential for a standalone zinc project, internally studying a smaller silver open pit, the timing and scope of our exploration activities, the projections and estimates set forth in the PEA Technical Report and our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses.

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

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, our name was changed to Metalline Mining Company (“Metalline”). On April 21, 2011, we changed our name to Silver Bull Resources, Inc. We have not realized any revenues from our planned operations and we are considered an Exploration Stage Company. We have not established any reserves with respect to our exploration projects, and may never enter into the development with respect to any of our projects.

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

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation (“Dome”). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome has a wholly-owned subsidiary, Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands.  Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon (“African Resources”), as well as  a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015 we completed the sale of our subsidiary Dome International Global Inc. (“Dome International”) including Dome International’s wholly-owned subsidiary Dome Ventures SARL Gabon (“Dome Gabon”) which held the Ndjole Prospect in Gabon.

Our efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. We have not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of our investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event we are not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements, except as disclosed in Notes 3 and 6.

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

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometers by two kilometer area that comprises the Sierra Mojada District.  We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore.  The District does not have a mill to concentrate ore and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters.  We believe that mill-grade mineralization that was not mined remains available for extraction.  No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 31 concessions consisting of 20,946 hectares (about 51,758 acres). We periodically obtain additional concessions in the Sierra Mojada Project area and whether we will continue to hold these additional concessions will depend on future exploration work and exploration results and our ability to obtain financing. As we have done in prior years, we continually assess our concession ownership and in 2014 we terminated our rights to certain concessions holdings not in the core area of the Sierra Mojada Project and three concessions in the core area of the Sierra Mojada Project which we did not consider to be material to the PEA Technical Report described in the Preliminary Economic Assessment Technical Report section.

Two of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. During 2014 we terminated an option agreement covering three concessions. We also modified the terms of the remaining option agreement to defer certain option payments. If exploration results warrant, we intend to make the payments described below. Pursuant to the option purchase agreement, we are required to make certain payments over the terms of this contract to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1)(2)
May 2015	$30,000
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month

(1)          Until July 2018, we have the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.
(2)           If a change of control of Silver Bull occurs prior to May 30, 2016 we are required to make a payment of $200,000 within 20 days of the change of control.

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

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling. In 2008 Pincock, Allen, & Holt (“PAH”) published a resource report on the Zinc Zone. In fiscal year 2009, we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital.

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada on the Silver Zone which lies largely at surface. By the end of calendar 2013, approximately 100,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2014 Exploration Activities

Our focus for 2014 was the completion of the PEA Technical Report, continued metallurgical work and geological mapping. In December 2013, the PEA Technical Report was completed, together with an updated estimate on the silver and zinc mineralization. We also continued to progress our metallurgical program, as described below.

2015 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property. The focus of the 2015 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, internally remodeling the zinc resource and the potential for a standalone zinc project and internally studying a smaller silver open pit as discussed below.

During 2015 we intend to internally investigate the potential for a high grade underground zinc oxide mine. To this purpose we are completing an internal remodeling of the zinc resource, much of which was not included in the resource outlined in the PEA Technical Report.

We also intend to do an internal examination on the potential for a smaller silver open pit than the one proposed in the PEA Technical Report. The focus will be to target the "at-surface" silver mineralization with a smaller project. Although a smaller project would produce fewer ounces than proposed in the PEA Technical Report, the low strip and smaller plant would be expected to significantly reduce the overall capital costs needed to put the project into production.

During 2015, and subject to market favorable conditions, we intend to examine the potential for fuming high grade zinc. Previous test work completed by Hazen Research Inc. at the request of us in 2012 focused on roasting the zinc ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded.

The roasting of the zinc samples aims to simulate a "Waelz Kiln", a kiln which is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages: It lies in the state of Coahuila which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby which may be able to be extended to the project (as contemplated in the PEA Technical Report). Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site.

Metallurgical Studies

In addition we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.

Gabon, Africa Licenses and Interests

On December 13, 2013, we entered into a binding letter of agreement, and on May 21, 2014 we executed a share purchase agreement (the “Transaction”) with BHK Mining Corp. (formerly BHK Resources, Inc.) (“BHK”) to sell all of the issued and outstanding securities of our former subsidiary, Dome International, which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold license through its wholly-owned subsidiary, Dome Gabon, for cash consideration of $1,500,000 and reimbursement of our expenses of $75,000. In addition, we hold the Mitzic exploration license in Gabon whose recoverability is highly uncertain.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	65	Chairman
Tim Barry Vancouver, BC	39	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	35	Chief Financial Officer

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

Tim Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President - Exploration.  Between 2006 and August 2010, Mr. Barry spent 5 years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome’s exploration programs, as well as oversaw corporate compliance for Dome’s various subsidiaries.  Mr. Barry also served on Dome’s board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a registered geologist (CPAusIMM).  He also serves on the board of directors of Acme Resources, a junior exploration company listed on the Toronto Stock Exchange.

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

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2014 to December 31, 2014 the price of silver ranged from a low of $15.28 per troy ounce to a high of $22.05 per troy ounce, and from January 1, 2014 to December 31, 2014 the price of zinc ranged from a low of $2,008 per tonne to a high of $2,327 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled “Risk Factors,” below.

The following tables set forth, for the periods indicated, on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2014, the closing price of silver was $16.20 per troy ounce. On October 31, 2014, the closing price of zinc was $2,277 per tonne.

	Silver (per troy ounce)
Year	High	Low
2007	$15.82	$11.67
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28

	Zinc (per tonne)
Year	High	Low
2007	$3,848	$2,379
2008	$2,511	$1,113
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008

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

During fiscal year 2014, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, of which, all are full time. Contratistas, our wholly-owned operating subsidiary in Mexico currently has nine employees who are all full time.  Minera, our mineral holding company in Mexico, does not have any employees.

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

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration efforts at our Sierra Mojada Project.  As of October 31, 2014, we had working capital of $2.9 million including $1.3 million of assets of discontinued operations held for sale and cash and cash equivalents of $1.9 million. The continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities. See Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project and we believe that securing credit for these projects may be difficult due to continuing volatility in global credit markets. Moreover, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration, primarily in Mexico. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

We have no commercially mineable ore body.

No commercially mineable ore body has been delineated on our Sierra Mojada Project or on our exploration license in Gabon, Africa, nor have our properties been shown to contain proven or probable mineral reserves. The PEA Technical Report on our Sierra Mojada Project was preliminary in nature and investors should not assume that the projections contained therein will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project, in Gabon or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

Although we hold an exploration license in Gabon, our business plan is focused on exploring the Sierra Mojada concessions to identify reserves, and if appropriate, to ultimately develop this property. Further, although we have reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and to construct mining and processing facilities.

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

During the years ended October 31, 2014 and October 31, 2013, we suffered net losses of $4,914,251 and $7,466,580 respectively. At October 31, 2014, we had stockholders’ equity of $27,368,957 and working capital of $2,947,144 including $1,281,518 of assets of discontinued operations held for sale and $8,894 of liabilities of discontinued operations held for sale. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

We also have litigation risk with respect to our operations.  In particular, in July 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action (the “Action”) against our Mexican subsidiary, Minera Metalin, claiming that we breached an agreement regarding the development of the Sierra Mojada Project.  Mineros Norteños is seeking payment of a royalty, including interest at a rate of 6% per annum from August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative’s members from August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for us.  Although we and our Mexican legal counsel believe this claim is without merit and have asserted all applicable defenses, we may incur costs associated with defending the claim.  We have not accrued any amounts in our financial statements with respect to this claim.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official land and mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of January, 2015 and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for a Court order to record the Action with the Public Registry of Mines. We do not have evidence or information as to the enforcement of this Court order to date. However based on a subsequent ruling it is unlikely that the Court order will be enforced.

In addition, in connection with the purchase of certain mining concessions, the prior management of Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located. The aggregate amount payable under this royalty is capped at $6.875 million, an amount that will only be reached if there is significant future production from the concessions. As noted above, this royalty is currently the subject of a dispute with a local cooperative. In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

In July 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action before the First Court in Civil Matters in Chihuahua City, Mexico against our Mexican subsidiary, Minera Metalin, claiming that we breached an agreement regarding the development of the Sierra Mojada Project.  Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum from August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative’s members from August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for us.  We and our Mexican legal counsel believe this claim is without merit and have asserted all applicable defenses.  We have not accrued any amounts in our financial statements with respect to this claim. See Note 14 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE MKT under the symbol “SVBL.”   On August 26, 2010, our common stock began trading on the TSX under the symbol “SVB.”

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2014, October 31, 2013, as well as through December 31, 2014, as reported by the NYSE MKT and the TSX.

	NYSE MKT (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(Cdn$)
2015
First Quarter (through December 31, 2014)	$0.20	$0.12	$0.22	$0.14

2014
Fourth Quarter (October 31, 2014)	$0.29	$0.12	$0.32	$0.15

Third Quarter (July 31, 2014)	0.35	0.22	0.36	0.25

Second Quarter (April 30, 2014)	0.44	0.30	0.47	0.34

First Quarter (January 31, 2014)	0.39	0.30	0.39	0.30

2013
Fourth Quarter (October 31, 2013)	$0.40	$0.30	$0.43	$0.32

Third Quarter (July 31, 2013)	0.45	0.35	0.47	0.34

Second Quarter (April 30, 2013)	0.48	0.30	0.48	0.31

First Quarter (January 31, 2013)	0.50	0.40	0.51	0.36

The closing price of our Common Stock as reported on December 31, 2014 on the NYSE MKT, was $0.15 per share.

Holders

As of January 26, 2015, there were 185 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two calendar years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2014, we had two active formal equity compensation plans.

•	The 2006 Stock Option Plan (the “2006 Plan”) was adopted by the board of directors in May 2006, and approved by the stockholders in July 2006. Five million shares of common stock are reserved for issuance under the 2006 Plan. As of October 31, 2014, options to acquire 57,144 shares of common stock are outstanding pursuant to the 2006 Plan and 4,467,237 shares remain available for issuance under the plan.

•	The 2010 Stock Option and Bonus Plan (the “2010 Plan”) was adopted by the board of directors in December 2009 and approved by the stockholders in April 2010. Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2014, there are 15,907,265 shares reserved for issuance under the 2010 Plan. Options to acquire 11,365,000 shares of common stock are outstanding pursuant to the 2010 plan, and 3,871,908 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	11,422,144(1)	$0.50	8,339,145 (2)

Total	11,422,144	$0.50	8,339,145

(1)	Includes: (i) options to acquire 57,144 shares of common stock under the 2006 Plan; and (ii) options to acquire 11,365,000 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 4,467,237 shares of common stock available for issuance under the 2006 Plan; and (ii) 3,871,908 shares of common stock available for issuance under the 2010 Plan.

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

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Year Developments

Sierra Mojada Property

Our board of directors approved a calendar year 2014 budget of $1.8 million for the Sierra Mojada Property. The focus of the 2014 calendar year program was continuing to progress in securing additional surface rights, maintenance of our property concessions, further studying power and water alternatives and continued metallurgical work.

Mineralized Material Estimate

On December 19, 2013, JDS Energy & Mining Inc. delivered Silver Bull's amended PEA Technical Report on the silver and zinc mineralization for the Sierra Mojada Project in accordance with Canadian National Instrument 43-101. The PEA Technical Report includes an update on the silver and zinc mineralization which was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the PEA Technical Report indicates mineralized material of 71.1 million tonnes at an average silver grade of 71.5 grams/tonne silver and an average zinc percentage of 1.34%.

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

Mexican Tax Reform

On December 11, 2013 the Mexican tax reform package was published in the official gazette and applied as from January 1, 2014.  There are a number of significant changes in the Mexican tax reform package. The planned corporate tax rate reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. The business flat tax (IETU) has been repealed. A special mining duty of 7.5% will apply to net profits derived by a property concession holder from the sale or transfer of extraction related activities. Net profits for the purpose of this special mining duty will be determined in a manner similar to the calculation of general taxable income with certain deductions not available including for investment in fixed assets and interest. In addition, owners of property concessions will be required to pay a 0.5% tax on gross income derived from the sale of gold, silver and platinum. Further, a 10% withholding tax on dividend distributions has been introduced but will not supercede treaty rates.

2015 Exploration Program

As discussed in the “Material Changes in Financial Condition, Liquidity and Capital Resources” section below we have approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property. The focus of the 2015 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, internally remodeling the zinc resource and the potential for a standalone zinc project and internally studying a smaller silver open pit as discussed below.

During 2015 we intend to internally investigate the potential for a high grade underground zinc oxide mine. To this purpose we are completing an internal remodeling of the zinc resource, much of which was not included in the resource outlined in the PEA Technical Report.

We also intend to do an internal examination on the potential for a smaller silver open pit than the one proposed in the PEA Technical Report. The focus will be to target the "at-surface" silver mineralization with a smaller project. Although a smaller project would produce fewer ounces than proposed in the PEA Technical Report, the low strip and smaller plant would be expected to significantly reduce the overall capital costs needed to put the project into production.

During 2015, and subject to market conditions, we intend to examine the potential for fuming high grade zinc. Previous test work completed by Hazen Research Inc. at the request of us in 2012 focused on roasting the ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded.

The roasting of the zinc samples aims to simulate a "Waelz Kiln", a kiln which is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc resource at Sierra Mojada has a number of possible advantages: It lies in the state of Coahuila which is the largest coal producing state in Mexico, or we may be able to extend an existing gas pipeline to site (as contemplated in our PEA). Either option could provide the fuel to run the kiln. It also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site.

Metallurgical Studying

In addition we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low grade zinc that occurs in the silver zone and high grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.

Gabon Property

On December 13, 2013, we entered into a binding letter of agreement, and on May 21, 2014 we executed a share purchase agreement (the “Transaction”) with BHK Mining Corp. (formerly BHK Resources, Inc.) (“BHK”) to sell all of the issued and outstanding securities of our former subsidiary, Dome International, which holds, indirectly, a 100% interest in and to the Ndjole manganese and gold license through its wholly-owned subsidiary, Dome Gabon, for cash consideration of $1,500,000 and reimbursement of our expenses of $75,000. Also, we recorded an impairment of $188,000 during the year ended October 31, 2014 for the Ndjole concession as its carrying amount was not recoverable based on the implied fair value due to expected net proceeds from the Transaction. The Transaction was completed in January 2015 and we received $1,500,000 in cash upon consummation of the sale. In addition, we hold the Mitzic exploration license in Gabon whose recoverability is highly uncertain.

Results of Operations

Year Ended October 31, 2014 Compared to Year Ended October 31, 2013

For the fiscal year ended October 31, 2014, we reported a consolidated net loss of $4,914,000 or approximately $0.03 per share, compared to a consolidated net loss of $7,467,000 or approximately $0.05 per share during the fiscal year ended October 31, 2013. The $2,553,000 decrease in the consolidated net loss was primarily due to a $1,694,000 decrease in exploration and property holding costs and a $829,000 decrease in general and administrative expenses in the 2014 fiscal year from the 2013 fiscal year.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $1,694,000 to $2,915,000 in the 2014 fiscal year from $4,609,000 in the 2013 fiscal year. This decrease was mainly the result of not having a drilling program on the Sierra Mojada Property during the 2014 fiscal year, whereas in the 2013 fiscal year we had a small underground drill program. In addition, we had a significantly reduced metallurgical program in the 2014 fiscal year compared to the 2013 fiscal year and during the 2013 fiscal year we were incurring expenditures on the PEA Technical Report. As a result of the reduced exploration program we reduced our work force at the Sierra Mojada Property, and therefore our staffing and consultants costs were lower in the 2014 compared to the last year. In addition, our exploration and property holding costs included a $1,559,000 concession impairment in the 2014 fiscal year as we decided not to pursue further work on certain concessions in the Sierra Mojada Property resulting in an impairment of $1,234,000 and we have written off the capitalized concession balance related to the Mitzic concession of $325,000 as the recoverability is highly uncertain compared to a $714,000 concession impairment in the 2013 fiscal year as we decided not to pursue further work on certain concessions in the Sierra Mojada Property.

General and Administrative Costs

General and administrative expenses decreased $829,000 to $1,790,000 in the 2014 fiscal year from $2,619,000 in the 2013 fiscal year as described below.

Personnel costs decreased $164,000 to $730,000 in the 2014 fiscal year from $894,000 in the 2013 fiscal year. This decrease was primarily due to a decrease in stock based compensation expense to $141,000 in the 2014 fiscal year from $273,000 in the 2013 fiscal year as a result of stock option vesting in the 2014 fiscal year having a lower fair value than stock option vesting in the 2013 fiscal year.

Office and administrative expenses decreased $444,000 to $539,000 in the 2014 fiscal year from $983,000 in the 2013 fiscal year. This decrease is mainly the result of having significant investor relations activities and corporate travel related to the February 2013 equity financing in the 2013 fiscal year and a general decrease in investor relation activities and corporate travel in the 2014 fiscal year.

Professional fees decreased $166,000 to $238,000 in the 2014 fiscal year from $404,000 in the 2013 fiscal year. The decrease was primarily due to a decrease in legal and accounting fees in the 2014 fiscal year compared to the 2013 fiscal year.

Directors’ fees decreased $98,000 to $261,000 for the 2014 fiscal year as compared to $359,000 for the 2013 fiscal year. This decrease was primarily due to a decrease in stock based compensation expense to $87,000 in the 2014 fiscal year from $176,000 in the 2013 fiscal year as a result of stocks options vesting in the 2014 fiscal year having a lower fair value than stock options vesting in the 2013 fiscal year.

We recorded a provision of $19,000 for uncollectible value-added taxes (“VAT”) in the 2014 fiscal year compared to a recovery of $25,000 in the 2013 fiscal year.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expense of $10,000 in the 2014 fiscal year compared to other income of $238,000 in the 2013 fiscal year. The significant factors were a $89,000 foreign currency transaction loss in the 2014 fiscal year which was partially offset by a $68,000 miscellaneous income as compared to a $52,000 foreign currency transaction gain and a $153,000 miscellaneous income in the 2013 fiscal year.

The miscellaneous income in the 2014 fiscal year was the result of a gain on office and mining equipment sales at the Sierra Mojada Property and the miscellaneous income in the 2013 fiscal year is primarily due to a gain on office and mining equipment sales at the Sierra Mojada Property.

The foreign currency transaction loss in the 2014 fiscal year was primarily the result of the depreciation of the Central African Franc (“$CFA”) and the resulting impact on the intercompany loans between Silver Bull and African Resources. The foreign currency transaction gain in the 2013 fiscal year was primarily the result of the appreciation of the Central African franc and the resulting impact on the intercompany loans between Silver Bull and African Resources.

Income Tax Expense

Income tax expense decreased $50,000 to $15,000 in the 2014 fiscal year from $65,000 in the 2013 fiscal year. The decrease was primarily due to reduced staffing in Mexico.

Results of Discontinued Operations

Pursuant to accounting principles general accepted in the United States of America (“GAAP”), Dome International and Dome Gabon have been reported in discontinued operations for the year ended October 31, 2014 and October 31, 2013 as described in the "Critical Accounting Policies" section. Loss from discontinued operations, net of income tax expense for the year ended October 31, 2014 was $184,000 which is mainly a result of $28,000 for exploration and property holding costs recovery and, a $188,000 concession impairment related to the Ndjole concession as compared to a loss from discontinued operations, net of income tax expense for the year ended October 31, 2013 of $412,000 which is mainly a result of $335,000 for exploration and property holding costs and a $557,000 concession impairment related to Ndjole concession, which was partially offset by a $492,000 miscellaneous income. The miscellaneous income was the result of our determination that AngloGold abandoned all of its rights and benefits under the two joint venture agreements upon AngloGold's termination of these agreements, and therefore the VAT receivable outstanding at the termination of the agreements and subsequent cash collected is the sole property of the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources

Cash Flows

During the 2014 fiscal year, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash on hand decreased from $5,206,000 at October 31, 2013 to $1,879,000 at October 31, 2014.

Cash flows used in operations for the 2014 fiscal year was $2,992,000 as compared to $5,425,000 in the 2013 fiscal year.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses in the 2014 fiscal year compared to the 2013 fiscal year which was partially offset by the increase VAT collected in the 2013 fiscal year.

Cash flows used in investing activity for the 2014 fiscal year was $377,000 as compared to $658,000 in the 2013 fiscal year. This decrease was mainly due to a decrease of $430,000 to $378,000 in property concessions acquisition costs in the 2014 fiscal year compared to $808,000 in the 2013 fiscal year.

Cash flows provided by financing activities for the 2014 fiscal year was $nil as compared to $8,127,000 for the 2013 fiscal year. The majority of the cash flow provided by financing activities in the comparable period last year was due to the February 2013 equity financing.

Capital Resources

As of October, 2014, we had cash and cash on hand of $1,879,000 and working capital of $2,947,000 including $1,282,000 of assets of discontinued operations held for sale and $9,000 of liabilities of discontinued operations held for sale as compared to cash and cash on hand of $5,206,000 and working capital of $6,218,000 including $1,554,000 of assets of discontinued operations held for sale and $4,000 of liabilities of discontinued operations held for sale as of October 31, 2013. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expense.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2015, our board of directors approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property and a $1.5 million budget for general and administrative expenses. As of December 31, 2014, we had approximately $1.4 million in cash on hand and in January 2015 we received an additional $1.5 million from the sale of Dome International. We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent Accounting Pronouncements Adopted in the Year Ended October 31, 2014

Effective in July, 2014, we adopted Accounting Standards Update (“ASU”) 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we eliminated inception to date information from our consolidated financial statements for the fiscal year ended October 31, 2014.

Effective November 1, 2013, we adopted ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU added certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The adoption of this guidance did not have a material impact on the disclosure for our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists.” The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for our fiscal year beginning November 1, 2014. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flows, and the disclosure requirements for our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

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

In performing the goodwill impairment tests we have the option to elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that this is the case or we do not chose to elect to perform a qualitative assessment, we are required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If we determine based on the qualitative assessment that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2014 and October 31, 2013 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

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

We also used the Black-Scholes valuation model to determine the fair market value of warrants.  Expected volatility is based upon weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none as we have not paid dividends and do not anticipate paying any dividends in the foreseeable future.

Foreign Currency Translation

During the years ended October 31, 2014 and October 31, 2013, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the CFA.

During the years ended October 31, 2014 and October 31, 2013 our Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our foreign Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2014 and October 31, 2013, assets and liabilities of our Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with our Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of October 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective.

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

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2014 was effective.

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

(c)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended October 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see “Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources”

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

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

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

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

SILVER BULL RESOURCES, INC.

Date: January 26, 2015	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2015	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 2015	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 26, 2015	By:	/s/ Joshua Crumb
Joshua Crumb,
Director

Date: January 26, 2015	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 26, 2015	By:	/s/ Murray Hitzman
Murray Hitzman,
Director

Date: January 26, 2015	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 26, 2015	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statement of Changes in Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8 - F-23

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silver Bull Resources, Inc.

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 26, 2015

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	October 31, 2014	October 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,879,318	$5,205,733
Value-added tax receivable, net of allowance for uncollectible taxes of $116,274 and $127,557 respectively (Note 4)	163,032	329,508
Income tax receivable	2,027	396
Other receivables	28,637	67,094
Prepaid expenses and deposits	219,717	236,739
Assets of discontinued operations held for sale (Note 3)	1,281,518	1,554,037
Total Current Assets	3,574,249	7,393,507

Office and mining equipment, net (Note 5)	363,519	483,621
Property concessions (Note 6)	5,563,263	6,741,974
Goodwill (Note 7)	18,495,031	18,495,031
TOTAL ASSETS	$27,996,062	$33,114,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$253,419	$467,016
Accrued liabilities and expenses	354,792	704,366
Income tax payable	10,000	—
Liabilities of discontinued operations held for sale (Note 4)	8,894	3,942
Total Current Liabilities	627,105	1,175,324

COMMITMENTS AND CONTINGENCIES (Notes 1, 8 and 14)

STOCKHOLDERS’ EQUITY (Notes 8, 9, 10 and 11)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	124,921,150	124,641,777
Accumulated deficit	(99,301,107)	(94,386,856)
Other comprehensive income	158,188	93,162
Total Stockholders’ Equity	27,368,957	31,938,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,996,062	$33,114,133

The accompanying notes are an integral part of these consolidated financial statements.

 SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2014	2013
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,272,580	3,770,988
Depreciation and asset impairment (Note 6)	1,642,884	837,952
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	2,915,464	4,608,940

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	729,583	893,789
Office and administrative	538,691	982,803
Professional services	237,920	404,319
Directors’ fees	261,363	358,796
Provision for (recovery of) uncollectible value-added taxes	19,170	(25,406)
Depreciation	2,931	4,437
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,789,658	2,618,738

LOSS FROM OPERATIONS	(4,705,122)	(7,227,678)

OTHER (EXPENSES) INCOME
Interest and investment income	10,423	33,014
Foreign currency transaction (loss) gain	(88,686)	52,444
Miscellaneous income	68,348	152,584
TOTAL OTHER (EXPENSES) INCOME	(9,915)	238,042

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,715,037)	(6,989,636)

INCOME TAX EXPENSE (Note 12)	15,260	64,708
LOSS FROM CONTINUING OPERATIONS	(4,730,297)	(7,054,344)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE (NOTE 3)	(183,954)	(412,236)
NET LOSS	(4,914,251)	(7,466,580)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	65,026	34,682
COMPREHENSIVE LOSS	$(4,849,225)	$(7,431,898)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	—	—
NET LOSS	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	152,481,390

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,914,251)	$(7,466,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	1,848,259	1,413,948
Provision for uncollectible value-added taxes	19,170	5,167
Other income	(48,128)	(579,889)
Foreign currency transaction loss (gain)	146,877	(104,583)
Stock options issued for compensation	279,373	576,358
Changes in operating assets and liabilities:
Restricted cash	(1,512)	12,859
Value-added tax receivable	137,286	614,455
Income tax receivables	(2,080)	(396)
Other receivables	37,035	49,926
Prepaid expenses and deposits	9,706	73,200
Accounts payable	(206,940)	(32,826)
Accrued liabilities and expenses	(307,485)	22,359
Income tax payable	10,390	(8,540)
Net cash used by operating activities	(2,992,300)	(5,424,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	(80,238)	—
Equipment purchases	(13,324)	—
Proceeds from sale of equipment	94,335	149,330
Acquisition of property concessions	(377,845)	(807,732)
Net cash used by investing activities	(377,072)	(658,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	8,094,725
Deferred cash offering costs	—	43,843
Payable to former joint venture partner	—	(11,551)
Net cash provided by financing activities	—	8,127,017

Effect of exchange rates on cash and cash equivalents	4,538	5,690

Net (decrease) increase in cash and cash equivalents	(3,364,834)	2,049,763
Cash and cash equivalents beginning of period	5,251,003 *	3,201,240

Cash and cash equivalents end of period	$1,886,169 *	$5,251,003 *

* Cash and cash equivalents at October 31, 2014 and October 31, 2013 included $6,851 and $45,270 recognized in assets of discontinued operations held for sale respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2014	2013

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$13,912	$56,471
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for offering costs (Note 11)	$—	$51,672

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, November 1, 2012	136,160,157	$1,361,601	$116,199,819	$(86,920,276)	$58,480	$30,699,624
Issuance of common stock as follows: -for cash at an average price of $0.40 per share with attached warrants less offering costs of $1,121,947 (Note 10)	22,912,500	229,125	7,813,928	—	—	8,043,053
Stock option and warrant activity as follows:
- stock based compensation for options issued to officers, employees, consultants and directors	—	—	576,358	—	—	576,358
- fair value of warrants issued to agents in connection with the offering (Notes 10 and 12)	—	—	51,672	—	—	51,672
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	34,682	34,682
Net loss for the year ended October 31, 2013	—	—	—	(7,466,580)	—	(7,466,580)

Balance, October 31, 2013	159,072,657	$1,590,726	$124,641,777	$(94,386,856)	$93,162	$31,938,809
Stock option activity as follows: - tock based compensation for options issued to officers, employees, consultants and directors	—	—	279,373	—	—	279,373
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	65,026	65,026
Net loss for the year ended October 31, 2014	—	—	—	(4,914,251)	—	(4,914,251)
Balance, October 31, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon (“African Resources”), as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015 the Company completed the sale of its subsidiary Dome International Global Inc. (“Dome International”) including Dome International’s wholly-owned subsidiary Dome Ventures SARL Gabon (“Dome Gabon”) which held the Ndjole Prospect in Gabon (Note 3).

The Company’s efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements, except as disclosed in Notes 3 and 6.

Liquidity, Financial Commitments and Management’s Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $99,301,107.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2014, the Company had working capital of $2,947,144 including $1,281,518 of assets of discontinued operations held for sale and $8,894 of liabilities of discontinued operations held for sale, and cash and cash equivalents of $1,879,318. Management will continue to evaluate the Company’s ability to raise additional capital, and if it determines that additional capital is unavailable or available on terms that the Company determines are unacceptable then the Company will reduce exploration expenditures on the Company’s property concessions and reduce general and administrative expenditures.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the Company’s previously wholly owned subsidiaries Dome International and Dome Gabon, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.

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

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2014, the Company has not recognized any revenues.

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

In performing the goodwill impairment tests the Company has the option to elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that this is the case or the Company does not chose to elect to perform a qualitative assessment, the Company is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If the Company determines based on the qualitative assessment that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2014 and October 31, 2013 against the deferred tax assets as it deems future realization would not meet the criteria “more likely than not”.

Stock-Based Compensation and Warrants

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 11,422,144 shares and 21,848,977 shares outstanding at October 31, 2014 and 2013, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2014 and October 31, 2013, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the Central African Franc (“$CFA”).

During the years ended October 31, 2014 and October 31, 2013 the Company’s Mexican foreign operations monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican foreign operations revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s foreign Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2014 and October 31, 2013 assets and liabilities of the Company’s Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the Company’s Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Adopted in the Year

Effective in July, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company eliminated inception to date information from the Company’s consolidated financial statements for the fiscal year ended October 31, 2014.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company has not determined the effects of this update on the Company’s financial position, result of operations or cash flows and disclosures at this time.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists.” The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for the Company's fiscal year beginning November 1, 2014. The Company does not believe the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows, and the disclosure requirements for the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has not determined the effects of this update on the Company’s financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On December 13, 2013, the Company entered into a binding letter of agreement and on May 21, 2014, the Company executed a share purchase agreement (the “Transaction”) with BHK Mining Corp. (formerly BHK Resources, Inc.) (“BHK”) to sell all of the issued and outstanding securities of the Company’s former subsidiary Dome International, which holds, indirectly, a 100% interest in and to the Ndjole concession, for cash consideration of $1,500,000 and reimbursement of the Company’s expenses of $75,000. The Transaction was completed on January 23, 2015.

As at October 31, 2014, the Company classified Dome International and its wholly-owned subsidiary Dome Gabon as an asset held for sale as assets held for sale criteria were met. Consequently, for all of the periods presented, loss from Dome International and Dome Gabon has been presented within discontinued operations in the consolidated statement of operations and comprehensive loss. During the year ended October 31, 2014 the Company recorded an impairment of $187,981 for the Ndjole concession as its carrying amount was not recoverable based on the implied fair value due to expected net proceeds from the Transaction.

The following table details selected financial information included in the loss from discontinued operations for the year ended October 31, 2014 and 2013.

	For the Year Ended
	October 31,
	2014	2013

Exploration and property holding costs (recovery)	$(28,368)	$334,502
Depreciation and asset impairment	202,444	571,559
(Recovery of) provision for uncollectible value added taxes	(58,220)	30,573
Foreign currency transaction loss (gain)	68,098	(32,950)
Miscellaneous income	—	(491,448)
Net loss	$183,954	$412,236

The miscellaneous income in the year ended October 31, 2013 was the result of the Company’s legal interpretation that AngloGold Ashanti Limited (“AngloGold”) abandoned all of its rights and benefits under two joint venture agreements upon their termination. As a result the Company has concluded that the VAT receivable outstanding at the termination of the agreements and subsequent cash collected related to this VAT receivable of $491,448 was determined to be the sole property of the Company.

During the year ended October 31, 2013, the Company determined that the Ndjole license was impaired as its carrying amounts were not recoverable from its implied fair value based on the binding letter of agreement with BHK described above. This impairment resulted in the Company writing off a portion of the capitalized property concession balance of $556,935 related to the Ndjole license.

The major classes of assets and liabilities of Dome International and Dome Gabon presented as assets held for sale in the consolidated balance sheets are as follows:

	October 31,	October 31,
	2014	2013
Assets
Cash and cash equivalents	$6,851	$45,270
Restricted cash	1,417	—
Value-added tax receivable	8,053	8,767
Prepaid expenses and deposits	6,796	—
Other assets	80,238	—
Office and mining equipment, net	9,536	25,130
Property concession	1,168,627	1,474,870
Total assets of discontinued operations held for sale	$1,281,518	$1,554,037

Liabilities
Accounts payable	$8,894	$3,942
Total liabilities of discontinued operations held for sale	$8,894	$3,942

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $163,032 will be received within twelve months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the year ended October 31, 2014, a provision of uncollectible VAT of $19,170 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the year ended October 31, 2014 and October 31, 2013 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2012	$203,835
Provision for uncollectible VAT Taxes	5,167
Write-off VAT receivable	(74,558)
Foreign currency translation adjustment	(6,887)
Allowance for uncollectible VAT taxes – October 31, 2013	127,557
Provision for uncollectble VAT Taxes	19,170
Write-off VAT receivable	(25,066)
Foreign currency translation adjustment	(5,387)
Allowance for uncollectible taxes – October 31, 2014	$116,274

NOTE 5 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at October 31, 2014 and October 31, 2013, respectively:

	October 31,	October 31,
	2014	2013

Mining equipment	$504,451	$645,084
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	84,989	85,618
Well equipment	39,637	39,637
Office equipment	52,931	53,900
	955,235	1,097,466
Less: Accumulated depreciation	(591,716)	(613,845)
	$363,519	$483,621

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Mexico and Gabon as at October 31, 2014 and 2013, respectively:

	Sierra Mojada, Mexico	Mitzic, Gabon	Total
Property Concessions – October 31, 2012	$6,326,139	$302,630	$6,628,769
Acquisitions	807,732	—	807,732
Impairment	(714,038)	—	(714,038)
Foreign currency translation adjustment	—	19,511	19,511
Property Concessions – October 31, 2013	$6,419,833	$322,141	$6,741,974
Acquisitions	377,845	—	377,845
Impairment	(1,234,415)	(324,560)	(1,558,975)
Foreign currency translation adjustments	—	2,419	2,419
Property Concessions – October 31, 2014	$5,563,263	$—	$5,563,263

Sierra Mojada, Mexico

During the year ended October 31, 2014, the Company decided to not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $1,234,415.

During the year ended October 31, 2013, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $714,038.

Gabon, Africa

During the year ended October 31, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability is highly uncertain.

NOTE 7 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  At October 31, 2014 the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on this test the Company determined the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary.

The following is a summary of the Company’s goodwill balance as at October 31, 2014 and 2013, respectively:

Goodwill – October 31, 2012	$18,495,031
Goodwill – October 31, 2013	$18,495,031
Goodwill – October 31, 2014	$18,495,031

NOTE 8 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders’ Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common share and will remain with the common share if the share is sold or transferred.  As of October 31, 2014, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 9 - COMMON STOCK

No common stock was issued during the year ended October 31, 2014.

On February 14, 2013, the Company closed a public offering (the “Offering”) for the sale of 22,912,500 units at a price of $0.40 per unit for gross proceeds of $9,165,000. Each unit was comprised of one share of common stock of the Company and one-half of one common stock purchase warrant, with each whole warrant exercisable to purchase one share of common stock, at an exercise price of $0.55, for a period of 18 months from the closing of the Offering. The Company paid the agents on the Offering a cash commission equal to 6.0% of the gross proceeds, except for $2.5 million in units sold to purchasers arranged by the Company for which the agents received a 3.0% cash commission. In addition, the agents received 1,187,250 compensation warrants with the same terms as the other warrants issued in the Offering. The total cash commission paid to the agents was $474,900, the fair value of the agents’ compensation warrants was determined to be $51,672 (Note 11), and the Company incurred other offering costs of $595,375.

NOTE 10 - STOCK OPTIONS

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

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately 1 to 2 years and have a contractual term of 2 to 10 years.

A summary of the range of assumptions used to value stock options granted for the year ended October 31, 2014 and 2013 are as follows:

Year Ended October 31,
Options	2014	2013

Expected volatility	48% - 54%	54% - 70%
Risk-free interest rate	0.31% - 1.19%	0.29% - 0.88%
Dividend yield	—	—
Expected term (in years)	1.50 – 3.50	2.50 – 3.50

During the year ended October 31, 2014, the Company granted options to acquire 2,875,000 shares of common stock with a weighted-average grant-date fair value of $0.09 per share. No options were exercised during the year ended October 31, 2014.

During the year ended October 31, 2013, the Company granted options to acquire 2,515,000 shares of common stock with a weighted-average grant-date fair value of $0.15 per share. No options were exercised during the year ended October 31, 2013.

The following is a summary of stock option activity for the fiscal years ended October 31, 2014 and 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2012	7,530,002	$0.66	3.93	$12,500
Granted	2,515,000	0.37
Forfeited or Cancelled	(839,525)	0.67
Outstanding at October 31, 2013	9,205,477	$0.58	3.45	$—
Granted	2,875,000	0.26
Forfeited or Cancelled	(658,333)	0.55
Outstanding at October 31, 2014	11,422,144	0.50	3.00	$—

The Company recognized stock-based compensation costs for stock options of $279,373 and $576,358 for the fiscal years ended October 31, 2014 and 2013, respectively. As of October 31, 2014, there remains $155,478 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.59 years.

Summarized information about stock options outstanding and exercisable at October 31, 2014 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,875,000	4.64	$0.26	1,183,333	$0.26
0.37	2,165,000	3.65	0.37	1,700,002	0.37
0.44 – 0.73	5,520,000	2.14	0.58	5,420,000	0.58
1.00 - 1.20	805,000	1.30	1.11	805,000	1.11
2.18	57,144	2.49	2.18	57,144	2.18
$0.26 - 2.18	11,422,144	3.00	$0.50	9,165,479	$0.56

NOTE 11- WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2014 and 2013 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2012	90,000	$0.34	0.28	$13,500
Expired	(90,000)	0.34
Issued in the Offering (Note 9)	11,456,250	0.55
Agents compensation warrants (Note 9)	1,187,250	0.55
Outstanding at October 31, 2013	12,643,500	0.55	0.79	—
Expired	(12,643,500)	0.55
Outstanding at October 31, 2014	—	$—	—	$—
Exercisable at October 31, 2014	—	$—	—	$—

No warrants were issued or exercised during the year ended October 31, 2014.

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

No warrants were exercised during the year ended October 31, 2013.

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

The components of loss before income taxes, by tax jurisdiction, were as follows:

	For the year ended
	October 31,
	2014	2013
United States	(1,902,000)	(3,898,000)
Canada	(163,000)	(337,000)
Mexico	(2,171,000)	(2,734,000)
Gabon	(479,000)	(21,000)
Loss from continuing operations	$(4,715,000)	$(6,990,000)
Loss from discontinued operations	$(184,000)	$(412,000)
Loss before income taxes	$(4,899,000)	$(7,402,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2014	2013
Foreign
Current tax expense	$15,000	$65,000
Deferred tax expense	—	—
Total from continuing operations	15,000	65,000
Total from discontinued operations	—	—
	$15,000	$65,000

The Company’s provision for income taxes for the fiscal year ended October 31, 2014 consisted of a tax expense of $15,000 related to a provision to income taxes expense for Contratistas and the Silver Bull Canadian branch return for the year ended October 31, 2014.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2014	2013

Income tax benefit calculated at U.S. Federal Income tax rate	$(1,715,000)	$(2,591,000)

Differences arising from:
Permanent differences	451,000	963,000
Differences due to foreign income tax rate	(54,000)	88,000
Increase in foreign tax rates	(661,000)	—
Adjustment to prior year taxes	(66,000)	199,000
Inflation adjustment foreign net operating loss	(394,000)	(368,000)
Foreign currency fluctuations	408,000	(98,000)
Increase in valuation allowance	2,056,000	1,833,000
Other	(10,000)	39,000
Net income tax provision	$15,000	$65,000

	October 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards – U.S.	$10,748,000	$10,123,000
Net operating loss carry forwards – Mexico	10,792,000	9,617,000
Stock-based compensation – U.S.	126,000	99,000
Exploration costs	559,000	542,000
Other – U.S.	35,000	26,000
Other – Mexico	28,000	44,000
	22,288,000	20,451,000

Deferred tax liability
Property Concessions	(409,000)	(629,000)
Total net deferred tax assets	21,879,000	19,822,000
Less: valuation allowance	(21,879,000)	(19,822,000)
Net deferred tax asset	$—	$—

At October 31, 2014 the Company has U.S. net operating loss carry-forwards of approximately $31 million which expire in the years 2019 through 2034.  The Company has approximately $36 million of net operating loss carry-forwards in Mexico which expire in the years 2015 through 2024.

The valuation allowance for deferred tax assets of $21.9 and $19.8 million at October 31, 2014 and 2013, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

Mexico Tax Legislation

On December 11, 2013, the Mexican tax reform package was published in the official gazette and is effective as from January 1, 2014. Amongst other changes the planned corporate tax reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. A special mining duty of 7.5% will apply to net profits derived by a property concession holder from the sale or transfer of extraction related activities. Net profits for the purpose of this special mining duty will be determined in a manner similar to the calculation of general taxable income with certain deductions not available including for investment in fixed assets and interest.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2014 and 2013, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2014 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2010 and all following years
Mexico:	2009 and all following years
Canada:	2010 and all following years
Gabon, Africa:	2011 and all following years

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

NOTE 13 – FINANCIAL INSTRUMENTS

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2014 and October 31, 2013, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at October  31, 2014 and October 31, 2013 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of October 31, 2014 and 2013, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $1,681,759 and $4,844,049 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash and cash equivalents and restricted cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2014 and 2013, the US dollar equivalent balance for these accounts was $115,686 and $87,889, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent and restricted cash balances during the year ended October 31, 2014, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,584.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso (“$MXN”), $CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the $MXN, $CDN or $CFA against the US dollar may result in an increase in operating expenses and capital costs in US dollar terms. As of October 31, 2014, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

In addition two of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1) (2)
May 2015	$30,000
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month
(1)	Until July 2018, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.
(2)	If a change of control occurs prior to May 30, 2016 the Company is required to make a payment of $200,000 within 20 days of the change of control.

Property Concessions Gabon

The Company holds title to the Mitzic concession (Note 6) in Gabon, Africa that requires the Company to spend minimum amounts each term to renew the concession. The concession is renewable twice with each renewal lasting for three years. The initial renewal of the Mitzic concession was granted on July 24, 2012. Per the renewed concession license, the Company must spend $CFA 901,000,000 ($1,736,031) on exploration work on the Mitzic concession in order to renew the concession for a third term of three years. The expenditures during the second period are reduced by $CFA 272,389,955 ($524,836) which represent amounts spent in the second period to October 31, 2014 and amounts carried forward from the initial term for expenditures incurred in excess of the renewal requirements. The Company must spend $CFA 800,000,000 ($1,541,426) in the third term per Gabonese law. The Company may apply for a mining license at any time during these periods.  As of October 31, 2014, one U.S. dollar approximates $CFA 519.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Litigation and Claims

In July 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action before the First Court in Civil Matters in Chihuahua City, Mexico against the Company’s subsidiary, Minera Metalin, claiming that the Company breached an agreement regarding the development of the Sierra Mojada Project.  Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum from August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative’s members from August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for the Company. The Company and the Company’s Mexican legal counsel believe this claim is without merit and have asserted all applicable defenses. The Company has not accrued any amounts in our financial statements with respect to this claim.

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

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. As of October 31, 2014, one U.S. dollar approximates $CDN 1.13.

NOTE 15 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2014	2013
Net loss for the period
Mexico	$(2,462,000)	$(4,357,000)
Canada	(1,772,000)	(2,657,000)
Gabon	(496,000)	(41,000)
United States	—	—
Loss from Continuing Operations	(4,730,000)	(7,055,000)
Discontinued Operations	(184,000)	(412,000)
Net Loss	$(4,914,000)	$(7,467,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2014:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$-	$1,770,000	$96,000	$13,000	$1,879,000
Value-added tax receivable, net	-	-	160,000	3,000	163,000
Other receivables	-	5,000	25,000	-	30,000
Prepaid expenses and deposits	-	140,000	79,000	1,000	220,000
Assets of discontinued operations held for sale	-	-	-	1,282,000	1,282,000
Office and mining equipment, net	-	1,000	363,000	-	364,000
Property concessions	-	-	5,563,000	-	5,563,000
Goodwill	-	-	18,495,000	-	18,495,000
	$-	$1,916,000	$24,781,000	$1,299,000	$27,996,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2013:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$3,076,000	$2,087,000	$23,000	$20,000	$5,206,000
Value-added tax receivable, net	-	-	327,000	3,000	330,000
Other receivables	-	20,000	47,000	-	67,000
Prepaid expenses and deposits	-	137,000	98,000	1,000	236,000
Assets of discontinued operations held for sale	-	-	-	1,554,000	1,554,000
Office and mining equipment, net	-	4,000	480,000	-	484,000
Property concessions	-	-	6,420,000	322,000	6,742,000
Goodwill	-	-	18,495,000	-	18,495,000
	$3,076,000	$2,248,000	$25,890,000	$1,900,000	$33,114,000

The Company has significant assets in Coahuila, Mexico and Gabon, Africa.  Although these countries are generally considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,
	2014	2013
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(2,499,000)	$(4,514,000)
Gabon Mitzic	(416,000)	(95,000)
	$(2,915,000)	$(4,609,000)