Form 10-Q
period 2015-01-31
SILVER BULL RESOURCES, INC.
filed 2015-03-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☑No ☐

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
Yes ☐ No ☑

As of March 13, 2015, there were 159,072,657 shares of the Registrant's $0.01 par value Common Stock ("Common Stock"), the Registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

\

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	January 31, 2015	October 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,561,395	$1,879,318
Value-added tax receivable, net of allowance for uncollectible taxes of $106,077 and $116,274 respectively (Note 6)	161,002	163,032
Income tax receivable	3,763	2,027
Other receivables	25,615	28,637
Prepaid expenses and deposits	187,216	219,717
Assets of discontinued operations held for sale (Note 4)	—	1,281,518
Total Current Assets	2,938,991	3,574,249

Office and mining equipment, net (Note 7)	345,442	363,519
Property concessions (Note 8)	5,563,263	5,563,263
Goodwill (Note 9)	18,495,031	18,495,031
TOTAL ASSETS	$27,342,727	$27,996,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$207,763	$253,419
Accrued liabilities and expenses	388,949	354,792
Income tax payable	12,000	10,000
Liabilities of discontinued operations held for sale (Note 4)	—	8,894
Total Current Liabilities	608,712	627,105

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 14)

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	124,952,339	124,921,150
Deficit accumulated during exploration stage	(100,024,748)	(99,301,107)
Other comprehensive income	215,698	158,188
Total Stockholders' Equity	26,734,015	27,368,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,342,727	$27,996,062

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended January 31,
	2015	2014

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	272,097	484,992
Depreciation and asset impairment	17,632	31,628
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	289,729	516,620

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	154,050	180,943
Office and administrative	160,259	176,134
Professional services	100,382	100,735
Directors' fees	56,043	58,555
(Recovery of) provision for uncollectible value-added taxes	(250)	8,262
Depreciation	445	917
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	470,929	525,546

LOSS FROM OPERATIONS	(760,658)	(1,042,166)

OTHER (EXPENSES) INCOME
Interest and investment income	258	2,429
Foreign currency transaction loss	(98,762)	(15,271)
Miscellaneous income	—	43,285
TOTAL OTHER (EXPENSES) INCOME	(98,504)	30,443

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(859,162)	(1,011,723)

INCOME TAX EXPENSE	1,571	3,547
LOSS FROM CONTINUING OPERATIONS	(860,733)	(1,015,270)

Loss from discontinued operations, net of income taxes (Note 4)	(159,277)	(62,119)
Gain on sale of assets of discontinued operations, net of income taxes (Note 4)	296,369	—
NET LOSS	$(723,641)	$(1,077,389)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	50,347	(1,100)
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	7,163	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$57,510	$(1,100)
COMPREHENSIVE LOSS	$(666,131)	$(1,078,489)
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$—	$(0.01)
Loss from discontinued operations	—	—
Net loss	$—	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957

Stock option activity as follows: - stock based compensation for options issued to officers, employees, consultants and directors	—	—	31,189	—	—	31,189
Other Comprehensive Income – Foreign Currency Translation Adjustment	—	—	—	—	57,510	57,510
Net loss	—	—	—	(723,641)	—	(723,641)
Balance, January 31, 2015	159,072,657	$1,590,726	$124,952,339	$(100,024,748)	$215,698	$26,734,015

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(723,641)	$(1,077,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	21,383	36,223
(Recovery of) provision for uncollectible value-added taxes	(250)	8,262
Gain on sale of assets of discontinued operations (Note 4)	(296,369)	—
Other income	—	(40,977)
Foreign currency transaction loss	172,002	7,169
Stock options issued for compensation	31,189	64,011
Changes in operating assets and liabilities:
Value-added tax receivable	(13,453)	(6,145)
Income taxes receivable	(2,003)	—
Other receivables	855	19,210
Prepaid expenses and deposit	30,788	34,604
Accounts payable	(53,119)	(207,590)
Accrued liabilities and expenses	71,484	54,480
Income tax payable	2,000	6,180
Net cash used by operating activities	(759,134)	(1,101,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	80,238	—
Proceeds from sale of equipment	—	83,960
Net proceeds from sale of discontinued operations (Note 4)	1,373,846	—
Net cash provided by investing activities	1,454,084	83,960

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(19,724)	12,836

Net increase (decrease) in cash and cash equivalents	675,226	(1,005,166)

Cash and cash equivalents beginning of period	1,886,169 *	5,251,003

Cash and cash equivalents end of period	$2,561,395	$4,245,837

* Cash and cash equivalents at October 31, 2014 included $6,851 recognized in assets of discontinued operations held for sale.

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2015	2014

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$1,541	$—
Interest paid	$—	$—

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon ("African Resources"), as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015 the Company completed the sale of its subsidiary Dome International Global Inc. ("Dome International") including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon") which held the Ndjole Prospect in Gabon (Note 4).

The Company's efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying condensed consolidated financial statements.

Liquidity, Financial Commitments and Management's Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $100,024,748.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of January 31, 2015, the Company had working capital of $2,330,279 and cash and cash equivalents of $2,561,395. Management will continue to evaluate the Company's ability to raise additional capital, and if it determines that additional capital is unavailable or available on terms that the Company determines are unacceptable then the Company will reduce exploration expenditures on the Company's property concessions and reduce general and administrative expenditures.

NOTE 2 – BASIS OF PRESENTATION

The Company's unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules of the U.S. Securities and Exchange Commission ("SEC") regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at October 31, 2014 was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the three months ended January 31, 2015 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2015.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company's Form 10-K for the year ended October 31, 2014 filed on January 26, 2015, except as follows.

Recent Accounting Pronouncements Adopted in the Three Month Period Ended January 31, 2015

Effective November 1, 2014, the Company adopted Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures at this time.

Effective November 1, 2014, the Company adopted ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment." The updated standard clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures at this time.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity's ability to continue as a going concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary, Dome International, which holds, indirectly, a 100% interest in and to the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.) ("BHK"). Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $201,154. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operation of $296,369, net of income taxes.

The following table details selected financial information included in the income (loss) from discontinued operations for the three months ended January 31, 2015 and 2014.

	For the Three Months Ended
	January 31,
	2015	2014
Exploration and property holding costs	85,542	53,042
Depreciation and asset impairment	3,305	3,677
Foreign currency transaction loss	70,430	5,400
Gain on sale of discontinued operations, net of taxes	(296,369)	—
(Income) loss from discontinued operations, net of income taxes	$(137,092)	$62,119

The major classes of assets and liabilities of Dome International and Dome Gabon presented as assets held for sale in the consolidated balance sheets are as follows:

	January 31,	October 31,
	2015	2014
Assets
Cash and cash equivalents	$—	$6,851
Restricted cash	—	1,417
Value-added tax receivable	—	8,053
Prepaid expenses and deposits	—	6,796
Other assets	—	80,238
Office and mining equipment, net	—	9,536
Property concession	—	1,168,627
Total assets of discontinued operations held for sale	$—	$1,281,518

Liabilities
Accounts payable	$—	$8,894
Total liabilities of discontinued operations held for sale	$—	$8,894

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 11,288,808 shares and 21,805,644 shares outstanding at January 31, 2015 and January 31, 2014, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $161,002 will be received within twelve months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the three months ended January 31, 2015, a recovery of uncollectible VAT of $250 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the three months ended January 31, 2015 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2014	$116,274
Recovery of uncollectible VAT Taxes	(250)
Foreign currency translation adjustment	(9,947)
Allowance for uncollectible VAT taxes – January 31, 2015	$106,077

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at January 31, 2015 and October 31, 2014, respectively:

	January 31,	October 31,
	2015	2014

Mining equipment	$504,451	$504,451
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	84,989	84,989
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	955,235	955,235
Less: Accumulated depreciation	(609,793)	(591,716)
	$345,442	$363,519

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at January 31, 2015 and October 31, 2014, respectively:

Property Concessions – October 31, 2014	$5,563,263
Property Concessions – January 31, 2015	$5,563,263

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

The following is a summary of the Company's goodwill balance as at January 31, 2015 and October 31, 2014, respectively:

Goodwill – October 31, 2014	$18,495,031
Goodwill – January 31, 2015	$18,495,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders' Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of January 31, 2015, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 11 - COMMON STOCK

No common stock was issued during the three months ended January 31, 2015 and January 31, 2014.

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

No options were granted or exercised during the three months ended January 31, 2015 and January 31, 2014.

The following is a summary of stock option activity for the three months ended January 31, 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2014	11,422,144	$0.50	3.00	—
Forfeited or Cancelled	(133,336)	0.32
Outstanding at January 31, 2015	11,288,808	$0.51	2.60	$—

Vested or Expected to Vest at January 31, 2015	11,288,808	$0.51	2.60	$—
Exercisable at January 31, 2015	9,165,479	$0.56	2.24	$—

The Company recognized stock-based compensation costs for stock options of $31,189 and $64,011 for the three months ended January 31, 2015 and 2014, respectively.  The Company typically does not recognize any tax benefits for stock options due to the Company's recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2015 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,808,332	4.32	$0.26	1,183,333	$0.26
0.37	2,098,332	3.19	0.37	1,700,002	0.37
0.44 – 0.73	5,520,000	1.76	0.58	5,420,000	0.58
1.00 - 1.20	805,000	0.88	1.11	805,000	1.11
2.18	57,144	2.24	2.18	57,144	2.18
$0.26 - 2.18	11,288,808	2.60	$0.51	9,165,479	$0.56

As of January 31, 2015, there was $108,106 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.51 years.

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2015 and October 31, 2014, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at January 31, 2015 and October 31, 2014 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of January 31, 2015 and October 31, 2014, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $2,432,698 and $1,681,759 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2015 and October 31, 2014, the U.S. dollar equivalent balance for these accounts was $26,973 and $115,686 respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2015, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $133.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of January 31, 2015, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

Litigation and Claims

In July 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action before the First Court in Civil Matters in Chihuahua City, Mexico against the Company's subsidiary, Minera Metalin, claiming that the Company breached an agreement regarding the development of the Sierra Mojada Project.  Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum from August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members from August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for the Company. The Company and the Company's Mexican legal counsel believe this claim is without merit and have asserted all applicable defenses. The Company has not accrued any amounts in our financial statements with respect to this claim.

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

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. As of January 31, 2015, one U.S. dollar approximates $CDN 1.27.

NOTE 15 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2015	2014

Mexico	$(287,000)	$(457,000)
Canada	(474,000)	(519,000)
Gabon	(100,000)	(39,000)
Loss from Continuing Operations	(861,000)	(1,015,000)
Discontinued Operations	137,000	(62,000)
Net Loss	$(724,000)	$(1,077,000)

The following table details allocation of assets included in the accompanying balance sheet at January 31, 2015:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$-	$2,534,000	$7,000	$20,000	$2,561,000
Value-added tax receivable, net	-	-	159,000	2,000	161,000
Other receivables	-	5,000	25,000	-	30,000
Prepaid expenses and deposits	-	106,000	77,000	4,000	187,000
Office and mining equipment, net	-	-	346,000	-	346,000
Property concessions	-	-	5,563,000	-	5,563,000
Goodwill	-	-	18,495,000	-	18,495,000
	$-	$2,645,000	$24,672,000	$26,000	$27,343,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2014:

	United States	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$-	$1,770,000	$96,000	$13,000	$1,879,000
Value-added tax receivable, net	-	-	160,000	3,000	163,000
Other receivables	-	5,000	25,000	-	30,000
Prepaid expenses and deposits	-	140,000	79,000	1,000	220,000
Assets of discontinued operations held for sale	-	-	-	1,282,000	1,282,000
Office and mining equipment, net	-	1,000	363,000	-	364,000
Property concessions	-	-	5,563,000	-	5,563,000
Goodwill	-	-	18,495,000	-	18,495,000
	$-	$1,916,000	$24,781,000	$1,299,000	$27,996,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties

	For the Three Months Ended
	January 31,
	2015	2014
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(273,000)	$(485,000)
Gabon Mitzic	(17,000)	(32,000)
	$(290,000)	$(517,000)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms "Silver Bull," "we," "us," or "our," we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under "Glossary of Common Terms" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate", "continue", "likely", "estimate", "expect", "may", "will", "projection", "should", "believe", "potential", "could" or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include, among other things, our planned activities at the Sierra Mojada Project in 2015, including our plan to progress in securing additional surface rights, internally remodeling the zinc resources and the potential for a standalone zinc project and internally studying a smaller open pit; the timing and scope of our exploration activities; the projections and estimates set forth in the PEA Technical Report; our expectations regarding future recovery of value-added tax paid in Mexico and Gabon; our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses and our ability to decrease those expenditure if circumstances warrant.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including:

•	Results of future exploration at our Sierra Mojada Project;

•	Our ability to raise necessary capital to conduct our exploration activities, and to do so on acceptable terms;

•	Worldwide economic and political events affecting the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties;

•	The amount and nature of future capital and exploration expenditures;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Properties Concessions and Property Concessions Outlook

Sierra Mojada Property

In January 2015, our Board of Directors approved a calendar-year 2015 budget of $0.7 million for exploration and property holding costs for the Sierra Mojada Property. The focus of the 2015 calendar year program is continuing to progress in securing additional surface rights, maintenance of our property concessions, internally remodeling the zinc resource and the potential for a standalone zinc project and internally studying a smaller silver open pit.

During 2015 we intend to internally investigate the potential for a high grade underground zinc oxide mine. To this purpose we are completing an internal remodeling of the zinc resource, much of which was not included in the resource outlined in the PEA Technical Report described below.

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

During 2015, and subject to favorable market conditions, we intend to examine the potential for fuming high grade zinc. Previous test work completed by Hazen Research Inc. in 2012 focused on roasting the zinc ore in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded.

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

Mineralized Material Estimate

On December 19, 2013, JDS Energy & Mining Inc. delivered Silver Bull's amended initial Preliminary Economic Assessment ("the PEA Technical Report") on the silver and zinc mineralization for the Sierra Mojada Project in accordance with Canadian National Instrument 43-101. The PEA Technical Report includes an update on the silver and zinc mineralization which was estimated from 1,372 diamond drill holes, 25 reverse circulation drill holes, 9,025 channel samples and 2,345 long holes.  At a cutoff grade of 25 grams/tonne of silver for mineralized material, the PEA Technical Report indicates mineralized material of 71.1 million tonnes at an average silver grade of 71.5 grams/tonne silver and an average zinc percentage of 1.34%.

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

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International Global Inc. ("Dome International") (the "Gabon Sale"), which held, indirectly, a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.) ("BHK"). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, we hold the Mitzic exploration license in Gabon which we intend to return to the Gabon Government.

Management Changes

Mr. Murry Hitzman informed the board of directors on February 26, 2015 of his decision not to stand for reelection as a director of Silver Bull at the 2015 annual meeting of shareholders (the "Annual Meeting"). Accordingly, Mr. Murry Hitzman will cease being a director at conclusion of the Annual Meeting.

Results of Operations

Three Months Ended January 31, 2015 and January 31, 2014

For the three months ended January 31, 2015, we experienced a net loss of $724,000, or approximately $nil per share, compared to a net loss of $1,077,000, or approximately $0.01 per share, during the comparable period last year. The $353,000 decrease in net loss was primarily due to a $227,000 decrease in exploration and property holding costs, a $55,000 decrease in general and administrative expenses and a gain on sale of assets of discontinued operations net of income taxes of $296,000 which was partially offset by a loss from discontinued operations net of income taxes of $159,000.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $227,000 to $290,000 for the three months ended January 31, 2015, compared to $517,000 for the comparable period last year. This decrease was mainly the result of reduced employee and metallurgical costs at the Sierra Mojada Property in the three months ended January 31, 2015. In addition during the three months ended January 31, 2014 we incurred costs related to the PEA technical Report.

General and Administrative Costs

We recorded a general and administrative expense of $471,000 for the three months ended January 31, 2015 as compared to $526,000 for the comparable period last year. The $55,000 decrease was mainly the result of a $27,000 decrease in personnel cost, a $16,000 decrease in office and administrative cost and a $8,000 decrease in provision for uncollectible value-added taxes as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $37,000 for the three months ended January 31, 2015 from $52,000 for the comparable period last year. This was mainly due to stock options vesting in the three months ended January 31, 2015 having a lower fair value than stock options vesting in the comparable period last year.

Personnel costs decreased $27,000 to $154,000 for the three months ended January 31, 2015 as compared to $181,000 for the same period last year. This decrease was mainly due to a decrease in stock-based compensation expense to $23,000 in the three months ended January 31, 2015 from $39,000 in the comparable period last year.

Office and administrative costs decreased $16,000 to $160,000 for the three months ended January 31, 2015 as compared to $176,000 for the same period last year. The decrease was mainly the result of a general decrease in investor relation activities in the three months ended January 31, 2015.

Professional fees of $100,000 for the three months ended January 31, 2015 was similar to $101,000 for the comparable period last year.

Directors' fees of $56,000 for the three months ended January 31, 2015 was similar to $59,000 for the comparable period last year.

Other (Expenses) Income

We recorded other expense of $99,000 for the three months ended January 31, 2015 as compared to other income of $30,000 for the comparable period last year. The significant factors were a $99,000 foreign currency transaction loss in the three months ended January 31, 2015 compared to a foreign currency transaction loss of $15,000 for the comparable period last year and a $nil miscellaneous income in the three months ended January 31, 2015 compared to $43,000 miscellaneous income for the comparable period last year.

The foreign currency transaction loss in the three months ended January 31, 2015 and 2014 was primarily the result of the depreciation of the Central African Franc ("CFA") and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the comparable period was primarily the result of a $41,000 gain on the sale of a piece of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Pursuant to generally accepted accounting principles in the United States of America ("GAAP"), Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon have been reported in discontinued operations for the three months ended January 31, 2015 and 2014.  Loss from discontinued operations, net of income tax expense for the three months ended January 31, 2015 was $159,000 which is mainly exploration and property holding costs of $86,000 and foreign currency translation loss of $70,000 due to the depreciation of the CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. Loss from discontinued operations, net of income tax expense for the three months ended January 31, 2014 of $62,000 is mainly due to exploration and property holding costs of $53,000. In addition as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $296,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2015, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  In addition, we received net proceeds of $1,374,000 in connection with the Gabon Sale. As a result of the Gabon Sale which was partially offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $1,879,000 at October 31, 2014 to $2,561,000 at January 31, 2015.

Cash flows used in operations for the three months ended January 31, 2015 was $759,000 as compared to $1,102,000 for the comparable period in 2014.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property. In addition, accounts payable decreased $53,000 in the three months ended January 31, 2015 compared to $208,000 in the comparable period last year.

Cash flows provided by investing activity for the three months ended January 31, 2015 was $1,454,000 as the Gabon Sale generated net proceeds of $1,374,000. Cash flows provided by investing activity in the comparable period last year was $84,000 as we sold a piece of mining equipment.

Cash flows provided by financing activities for the three months ended January 31, 2015 and 2014 were $nil.

Dome International Sale

On January 23, 2015, we closed the Gabon Sale for net proceeds of $1,374,000 including reimbursement of the Company's expenses of $75,000 in cash.

Capital Resources

As of January 31, 2015, we had cash and cash equivalents of $2,561,000 and working capital of $2,330,000 as compared to cash and cash equivalents of $1,879,000 and working capital of $2,947,000 as of October 31, 2014. The increase in our liquidity was primarily the result of the cash proceeds received on the Gabon Sale which was partially offset by the exploration activities at the Sierra Mojada Property and general and administrative expense. The decrease in our working capital was primary the result of exploration activities at Sierra Mojada Property and general and administrative expenses.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2015, our board of directors approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property and a $1.5 million budget for general and administrative expenses. As of February 28, 2015, we had approximately $2.4 million in cash on hand. If we do not raise additional capital during calendar year 2015 and if we expend the amount we have budgeted for the year, we will end calendar year 2015 with approximately $0.7 million in cash on hand. We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  The on-going uncertainty and volatility in the global financial and capital markets have limited the availability of funding.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Form 10-K for the year ended October 31, 2014 filed on January 26, 2015 except as follows.

Recent Accounting Pronouncements Adopted in the Three Month Period Ended January 31, 2015

Effective November 1, 2014, we adopted Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures at this time.

Effective November 1, 2014, we adopted ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment." The updated standard clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures at this time.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the Financial Accounting Standard Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an entity's ability to continue as a going concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2015, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $133.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in US dollar terms.  As of January 31, 2015, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the exploration of properties containing silver, zinc, lead, copper and other minerals. As a result, decreases in the price of any of these metals have the potential to negatively impact our ability to establish reserves and continue our exploration plans. None of our properties are in production and we do not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

As of January 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2015 there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.
See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Form 10-K for the year ended October 31, 2014.

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

SILVER BULL RESOURCES, INC.
Dated: March 13, 2015	By	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 13, 2015	By	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)