Form 10-Q
period 2015-04-30
SILVER BULL RESOURCES, INC.
filed 2015-06-12
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

925 West Georgia Street, Suite 1908
Vancouver, B.C. V6C 3L2
 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 604-687-5800

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
Yes ☐ No ☑

As of June 12, 2015, there were 159,072,657 shares of the Registrant's $0.01 par value Common Stock ("Common Stock"), the Registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 30, 2015	October 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,975,279	$1,879,318
Value-added tax receivable, net of allowance for uncollectible taxes of $106,707 and $116,274 respectively (Note 6)	137,743	163,032
Income tax receivable	1,717	2,027
Other receivables	35,193	28,637
Prepaid expenses and deposits	146,988	219,717
Assets of discontinued operations held for sale (Note 4)	—	1,281,518
Total Current Assets	2,296,920	3,574,249

Office and mining equipment, net (Note 7)	330,028	363,519
Property concessions (Note 8)	5,563,263	5,563,263
Goodwill (Note 9)	18,495,031	18,495,031
TOTAL ASSETS	$26,685,242	$27,996,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$194,912	$253,419
Accrued liabilities and expenses	241,747	354,792
Income tax payable	14,000	10,000
Liabilities of discontinued operations held for sale (Note 4)	—	8,894
Total Current Liabilities	450,659	627,105

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 14)

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	124,982,164	124,921,150
Deficit accumulated during exploration stage	(100,556,982)	(99,301,107)
Other comprehensive income	218,675	158,188
Total Stockholders' Equity	26,234,583	27,368,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,685,242	$27,996,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	138,570	239,668	410,667	724,660
Depreciation and asset impairment	14,949	348,660	32,581	380,288
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	153,519	588,328	443,248	1,104,948

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	131,114	152,183	285,164	333,126
Office and administrative	124,204	128,390	284,463	304,524
Professional services	65,063	77,525	165,445	178,260
Directors' fees	50,517	57,233	106,560	115,788
Provision for uncollectible value-added taxes	6,485	10,870	6,235	19,132
Depreciation	444	853	889	1,770
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	377,827	427,054	848,756	952,600

LOSS FROM OPERATIONS	(531,346)	(1,015,382)	(1,292,004)	(2,057,548)

OTHER INCOME (EXPENSES)
Interest and investment income	382	4,320	640	6,749
Foreign currency transaction gain (loss)	12,763	20,648	(85,999)	5,377
Miscellaneous income	—	763	—	44,048
TOTAL OTHER INCOME (EXPENSES)	13,145	25,731	(85,359)	56,174

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(518,201)	(989,651)	(1,377,363)	(2,001,374)

INCOME TAX EXPENSE	3,070	7,386	4,641	10,933

LOSS FROM CONTINUING OPERATIONS	(521,271)	(997,037)	(1,382,004)	(2,012,307)

Loss from discontinued operations, net of income taxes (Note 4)	—	(272,167)	(159,277)	(334,286)
(Loss) gain on sale of assets of discontinued operations, net of income taxes (Note 4)	(10,963)	—	285,406	—
NET LOSS	$(532,234)	$(1,269,204)	$(1,255,875)	$(2,346,593)
OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments	2,977	(566)	53,324	(1,666)
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	—	—	7,163	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,977	(566)	60,487	(1,666)
COMPHENSIVE LOSS	$(529,257)	$(1,269,770)	$(1,195,388)	$(2,348,259)

BASIC AND DILUTED NET LOSS PER COMMON SHARE Loss from continuing operations	$—	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	—	—	—	—
Net loss	$—	$(0.01)	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657	159,072,657	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957
Stock option activity as follows: - stock based compensation for options issued to officers, employees, consultants and directors	—	—	61,014	—	—	61,014
Other Comprehensive Income	—	—	—	—	60,487	60,487
Net loss	—	—	—	(1,255,875)	—	(1,255,875)
Balance, April 30, 2015	159,072,657	$1,590,726	$124,982,164	$(100,556,982)	$218,675	$26,234,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,255,875)	$(2,346,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	36,775	580,901
Provision for uncollectible value-added taxes	6,235	19,132
Gain on sale of assets of discontinued operations (Note 4)	(285,406)	—
Other income	—	(41,427)
Foreign currency transaction loss (gain)	176,430	(19,805)
Stock options issued for compensation	61,014	111,926
Changes in operating assets and liabilities:
Value-added tax receivable	46	(4,306)
Income taxes receivable	77	—
Other receivables	(9,769)	28,429
Prepaid expenses and deposit	71,224	72,365
Accounts payable	(64,405)	(327,733)
Accrued liabilities and expenses	(70,042)	(57,288)
Income tax payable	4,000	9,678
Net cash used in operating activities	(1,329,696)	(1,974,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	80,238	—
Proceeds from sale of equipment	—	85,970
Acquisition of property concessions	—	(247,845)
Net proceeds from sale of discontinued operations (Note 4)	1,362,883	—
Net cash provided by (used in) investing activities	1,443,121	(161,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(24,315)	6,854

Net increase (decrease) in cash and cash equivalents	89,110	(2,129,742)
Cash and cash equivalents, beginning of period	1,886,169 *	5,251,003

Cash and cash equivalents end of period	$1,975,279	$3,121,261

*Cash and cash equivalents at October 31, 2014 included $6,851 in assets of discontinued operations held for sale.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2015	2014

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,846	$10,398
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property concessions capitalized and included in accrued liabilities	$—	$100,000

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon ("African Resources"), as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015, the Company completed the sale of its subsidiary Dome International Global Inc. ("Dome International"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held the Ndjole Prospect in Gabon (Note 4).

The Company's efforts have been concentrated in expenditures related to exploration properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties , has been made in the accompanying condensed consolidated financial statements, except as disclosed in Notes 4 and 8.

Liquidity, Financial Commitments and Management's Plans

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $100,556,982.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of April 30, 2015, the Company had working capital of $1,846,261 and cash and cash equivalents of $1,975,279. Management will continue to evaluate the Company's ability to raise additional capital, and if it determines that additional capital is unavailable or available on terms that the Company determines are unacceptable, then the Company will reduce exploration expenditures on the Company's property concessions and reduce general and administrative expenditures.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the six months ended April 30, 2015 are not necessary indicative of the results that may be expected for the fiscal year ending October 31, 2015.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company's Annual Report on Form 10-K for the year ended October 31, 2014 filed on January 26, 2015, except as follows.

Recent Accounting Pronouncements Adopted in the Six Month Period Ended April 30, 2015

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Simplifying the Presentation of  Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, result of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The updated guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about revenue recognition. The update is effective for annual periods ending after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) ("BHK") of 100% of the issued and outstanding securities of the Company's former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $212,117. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operation of $285,406, net of income taxes.

During the six months ended April 30, 2014, the Company determined that the Ndjole concession was impaired as its carrying amount was not recoverable based on the implied fair value from the proposed sale proceeds. An impairment loss of $187,981 was recognized.

The following table details selected financial information included in the (income) loss from discontinued operations for the three months and six months ended April 30, 2015 and 2014.

	For the Three Months Ended April 30,		For the SixMonths Ended April 30,
	2015	2014	2015	2014
Exploration and property holding costs	$—	$86,102	$85,542	$139,144
Depreciation and asset impairment	—	195,166	3,305	198,843
Foreign currency transaction (gain) loss	—	(9,101)	70,430	(3,701)
Loss (gain) on sale of discontinued operations, net of taxes	10,963	—	(285,406)	—
Loss (income) from discontinued operations, net of income taxes	$10,963	$272,167	$(126,129)	$334,286

The major classes of assets and liabilities of Dome International and its subsidiary Dome Gabon are presented as assets held for sale in the consolidated balance sheets are as follows:

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

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 10,330,358 shares and 21,788,977 shares outstanding at April 30, 2015 and April 30, 2014, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $137,743 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the six months ended April 30, 2015, a provision for uncollectible VAT of $6,235 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the six months ended April 30, 2015 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2014	$116,274
Provision of uncollectible VAT taxes	6,235
Foreign currency translation adjustment	(13,546)
Write-off VAT receivable	(2,256)
Allowance for uncollectible VAT taxes – April 30, 2015	$106,707

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at April 30, 2015 and October 31, 2014, respectively:

	April 30,	October 31,
	2015	2014

Mining equipment	$504,451	$504,451
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	84,989	84,989
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	955,235	955,235
Less: Accumulated depreciation	(625,207)	(591,716)
Office and mining equipment, net	$330,028	$363,519

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at April 30, 2015 and October 31, 2014, respectively:

Property concessions – October 31, 2014	$5,563,263
Property concessions – April 30, 2015	$5,563,263

During the six months ended April 30, 2014, the Company decided not to pursue further work on a concession in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to this concession of $8,971.

During the six months ended April 30, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability is highly uncertain.

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  At April 30, 2015 the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on this test the Company determined that the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary.

The following is a summary of the Company's goodwill balance as at April 30, 2015 and October 31, 2014, respectively:

Goodwill – October 31, 2014	$18,495,031
Goodwill – April 30, 2015	$18,495,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders' Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2015, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 11 - COMMON STOCK

No common stock was issued during the six months ended April 30, 2015 and April 30, 2014.

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

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to 10 years.

No options were granted or exercised during the six months ended April 30, 2015 and April 30, 2014.

The following is a summary of stock option activity for the six months ended April 30, 2015:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2014	11,422,144	$0.50	3.00	—
Forfeited or Cancelled	(1,091,786)	0.60
Outstanding at April 30, 2015	10,330,358	$0.49	2.44	$—

Vested or Expected to Vest at April 30, 2015	10,330,358	$0.49	2.44	$—
Exercisable at April 30, 2015	8,402,858	$0.54	2.09	$—

The Company recognized stock-based compensation costs for stock options of $61,014 and $111,926 for the six months ended April 30, 2015 and 2014, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company's recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at April 30, 2015 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,712,500	4.03	$0.26	1,149,999	$0.26
0.37	1,865,000	3.03	0.37	1,500,001	0.37
0.44 – 0.73	5,110,000	1.58	0.58	5,110,000	0.58
1.05 – 1.20	600,000	0.80	1.09	600,000	1.09
2.18	42,858	2.72	2.18	42,858	2.18
$0.26 - 2.18	10,330,358	2.44	$0.49	8,402,858	$0.54

As of April 30, 2015, there was $66,952 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.46 years.

NOTE 13 – FINANCIAL INSTRUMENTS

Fair Value Measurements

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when they are incurred, unless they are directly attributable to the acquisition of financial assets or the assumption of liabilities carried at amortized cost, in which case the transaction costs adjust the carrying amount.

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2015 and October 31, 2014, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at April 30, 2015 and October 31, 2014 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. Dollar and Canadian Dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. Dollar deposits held in Canadian financial institutions. As of April 30, 2015 and October 31, 2014, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $1,876,734 and $1,681,759 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2015 and October 31, 2014, the U.S. dollar equivalent balance for these accounts was $15,509 and $115,686, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2015, a 1% decrease in interest rates would have resulted in a reduction of approximately $300 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of April 30, 2015, the Company maintained the majority of its cash balance in U.S. Dollars. The Company currently does not engage in any currency hedging activities.

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

Property Concessions in Mexico

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

In addition two of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:
Nuevo Dulces Nombres (Centenario) and Yolanda III (2 concessions)

Payment Date	Payment Amount(1) (2)
June 2015	$30,000
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month
(1)	Until July 2018, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments.
(2)	If a change of control occurs prior to May 30, 2016 the Company is required to make a payment of $200,000 within 20 days of the change of control.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Litigation and Claims

In July 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action before the First Court in Civil Matters in Chihuahua City, Mexico against the Company's subsidiary, Minera Metalin, claiming that the Company breached an agreement regarding the development of the Sierra Mojada Project.  Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum from August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions. Mineros Norteños is also seeking payment of wages to the cooperative's members from August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for the Company. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. The Company has not accrued any amounts in the financial statements with respect to this claim.

From time to time, the Company is involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against the Company, and pursue its full legal rights in cases where the Company has been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. As of April 30, 2015, one U.S. dollar approximates $CDN 1.21.

NOTE 15 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Approximate financial information by geography is as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net (loss) income for the period
Mexico	$(168,000)	$(247,000)	$(455,000)	$(704,000)
Canada	(359,000)	(418,000)	(833,000)	(937,000)
Gabon	6,000	(332,000)	(94,000)	(371,000)
Loss from Continuing Operations	(521,000)	(997,000)	(1,382,000)	(2,012,000)
(Loss) Income from Discontinued Operations	(11,000)	(272,000)	126,000	(334,000)
Net Loss	$(532,000)	$(1,269,000)	$(1,256,000)	$(2,346,000)

The following table details allocation of assets included in the accompanying balance sheet at April 30, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,960,000	$2,000	$14,000	$1,976,000
Value-added tax receivable, net	-	136,000	2,000	138,000
Other receivables	5,000	20,000	10,000	35,000
Prepaid expenses and deposits	71,000	77,000	-	148,000
Office and mining equipment, net	-	330,000	-	330,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	18,495,000	-	18,495,000
	$2,036,000	$24,623,000	$26,000	$26,685,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2014:
	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,770,000	$96,000	$13,000	$1,879,000
Value-added tax receivable, net	-	160,000	3,000	163,000
Other receivables	5,000	25,000	-	30,000
Prepaid expenses and deposits	140,000	79,000	1,000	220,000
Assets of discontinued operations held for sale	-	-	1,282,000	1,282,000
Office and mining equipment, net	1,000	363,000	-	364,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	18,495,000	-	18,495,000
	$1,916,000	$24,781,000	$1,299,000	$27,996,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2015	2014	2015	2014
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(158,000)	$(242,000)	$(431,000)	$(727,000)
Gabon Mitzic	4,000	(346,000)	(12,000)	(378,000)
	$(154,000)	$(588,000)	$(443,000)	$(1,105,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include the following, among other things:

●
Our planned activities at the Sierra Mojada Project in 2015, including our plan to progress in securing additional surface rights, maintenance of our property concessions, internally modeling the potential for a standalone zinc project and internally studying a small open pit;

●	The timing and scope of our exploration activities includes metallurgical testing;

●	Our expectations regarding future recovery of value-added tax paid in Mexico and Gabon;

●	Our expectations regarding the vesting of outstanding options;

●	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized;

●	Our continued evaluation of the Company's ability to raise additional capital;

●	Our continued reliance on sales of our securities to fund our business operations;

●	Our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses and our ability to decrease those expenditure if circumstances warrant; and

●	Our projected cash balance at the end of the calendar year 2015.

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

•
Worldwide economic and political events affecting the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties we well as currency exchange rates;

•	The amount and nature of future capital and exploration expenditures;

•	Volatility in our stock price;

•	Competitive factors, including exploration-related competition;

•	Our inability to obtain required permits;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management, consultants and experts necessary to successfully operate and grow our business; and

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. ("Minera") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera's wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. ("Minas"). However, as noted above, we have not established any reserves at the Sierra Mojada Property, are in the exploration stage and may never enter the development or production stage.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Properties Concessions and Property Concessions Outlook

Sierra Mojada Property

In January 2015, our Board of Directors approved a calendar-year 2015 budget of $0.7 million for exploration and property holding costs for the Sierra Mojada Property. The focus of the 2015 calendar year program is the Report described below, continuing to progress in securing additional surface rights, maintenance of our property concessions, internally modeling the potential for a standalone zinc project and internally studying a small silver open pit.

During 2015, we intend to internally investigate the potential for a high grade underground zinc oxide mine. We also intend to do an internal examination on the potential for a small silver open pit. The focus will be to target the "at-surface" silver mineralization with a small project with a low strip ratio.

Mineralized Material Estimate

On June 8, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered a technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 ("NI 43-101").  The Report includes an update on the silver and zinc mineralization which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition using the  net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

"Mineralized material" as used in this Quarterly Report on Form 10-Q, although permissible under the SEC's Industry Guide 7, does not indicate "reserves" by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves."  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Metallurgical Studies

Current Metallurgical Testing

During May 2015 we selected and shipped samples of high grade zinc material to a lab in Denver for "fine bubble" flotation test work and a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical floatation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. It is expected the fine bubble floatation will improve recovery and initial rough concentrate grade. We expect to receive the results of this testing during calendar year 2015.

Previous Metallurgical Testing

Test work completed by Hazen Research Inc. in 2012 focused on roasting high grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a "Waelz Kiln", a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site. Due to market conditions no further test work on kilning is currently planned.

In addition we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using "Bottle Roll" tests to simulate an agitation leach system and to determine the recovery of low-grade zinc that occurs in the silver zone and high-grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART Process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International Global Inc. ("Dome International") (the "Gabon Sale"), which held, indirectly, a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.) ("BHK"). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, we hold the Mitzic exploration license in Gabon that we intend to return to the Gabon Government.

Management Changes

Mr. Murry Hitzman informed the board of directors on February 26, 2015 of his decision not to stand for reelection as a director of Silver Bull at the 2015 annual meeting of shareholders (the "Annual Meeting"). Accordingly, Mr. Murry Hitzman ceased being a director at conclusion of the Annual Meeting.

Results of Operations

Three Months Ended April 30, 2015 and April 30, 2014

For the three months ended April 30, 2015, we experienced a net loss of $532,000, or approximately $nil per share, compared to a net loss of $1,269,000, or approximately $0.01 per share, during the comparable period last year. The $737,000 decrease in net loss was primarily due to a $434,000 decrease in exploration and property holding costs, a $49,000 decrease in general and administrative expenses and a $nil loss from discontinued operations, net of income tax expense compared to $272,000 loss from discontinued operations, net of income tax expense in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $434,000 to $154,000 for the three months ended April 30, 2015, compared to $588,000 for the comparable period last year. This decrease was mainly the result of reduced employees and metallurgical costs at the Sierra Mojada Property in the three months ended April 30, 2015 which was partially offset by costs related to the Report. In addition, our exploration and property holding cost included a $325,000 concession impairment in the three months ended April 30, 2014 compared to a $nil concession impairment in the three months ended April 30, 2015.

General and Administrative Costs

We recorded a general and administrative expense of $378,000 for the three months ended April 30, 2015 as compared to $427,000 for the comparable period last year. The $49,000 decrease was mainly the result of a $21,000 decrease in personnel cost and a $13,000 decrease in professional fees.

Personnel costs decreased $21,000 to $131,000 for the three months ended April 30, 2015 as compared to $152,000 for the same period last year. This decrease was mainly due to reduced employees and the decrease in the Canadian dollar ("$CDN") compared to the U.S. dollar in the three months ended April 30, 2015 compared to the comparable period last year.

Office and administrative expenses of $124,000 for the three months ended April 30, 2015 were similar to $128,000 for the comparable period last year.

Professional fees decreased $13,000 to $65,000 for the three months ended April 30, 2015 compared to $78,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees in the three months ended April 30, 2015.

Directors' fees decreased $6,000 to $51,000 for the three months ended April 30, 2015 as compared to $57,000 for the comparable period last year. The decrease was primarily due to a $4,000 decrease in stock-based compensation as a result of stock options vesting in the three months ended April 30, 2015 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $6,000 for uncollectible value-added taxes ("VAT") for the three months ended April 30, 2015 as compared to $11,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $13,000 for the three months ended April 30, 2015 as compared to $26,000 for the comparable period last year. The significant factor in the decrease was a $13,000 foreign currency transaction gain in the three months ended April 30, 2015 compared to a foreign currency transaction gain of $21,000 for the comparable period last year.

The foreign currency transaction gains were primarily the result of the appreciation of the Central African Franc ("$CFA") and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Pursuant to generally accepted accounting principles in the United States of America ("GAAP"), Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon have been reported in discontinued operations for the three months ended April 30, 2015 and 2014.  Loss from discontinued operations, net of income tax expense for the three months ended April 30, 2015 was $nil. Loss from discontinued operations, net of income tax expense for the three months ended April 30, 2014 was 272,000, which is mainly a result of a $192,000 concession impairment related to the Ndjole concession and $86,000 for exploration and property holding costs.

Six Months Ended April 30, 2015 and April 30, 2014

For the six months ended April 30, 2015, we experienced a net loss of $1,256,000, or approximately $0.01 per share, compared to a net loss of $2,347,000, or approximately $0.01 per share, during the comparable period last year. The $1,091,000 decrease in the net loss was primarily due to a $662,000 decrease in exploration and property holding costs, a $104,000 decrease in general and administrative expenses and a $126,000 income from discontinued operations, net of income taxes compared to $334,000 loss from discontinued operations, net of income taxes in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $662,000 to $443,000 for the six months ended April 30, 2015 compared to $1,105,000 for the comparable period last year. This decrease was the result of reduced employees and metallurgical costs at the Sierra Mojada Property in the six months ended April 30, 2015 compared to the six months ended April 30, 2014. Also, during the six months ended April 30, 2014 we incurred costs related to a NI 43-101 technical report which exceeded the costs of the Report in the six months ended April 30, 2015. In addition, our exploration and property holding cost included $334,000 for concession impairment in the six months ended April 30, 2014 compared to a $nil concession impairment in the six months ended April 30, 2015.

General and Administrative Costs

General and administrative expenses decreased $104,000 to $849,000 for the six months ended April 30, 2015 as compared to $953,000 for the comparable period last year. This decrease was mainly the result of a $48,000 decrease in personnel cost, a $21,000 decrease in office and administrative cost, a $13,000 decrease in professional costs, a $9,000 decrease in directors' fees and a $13,000 decrease in provision for uncollectible value-added taxes.

Personnel costs decreased $48,000 to $285,000 for the six months ended April 30, 2015 as compared to $333,000 for the same period last year. This decrease was mainly due to fewer employees, the decrease in the $CDN compared to the U.S. dollar and decrease in stock based compensation expense to $47,000 in the six months ended April, 30, 2015 from $61,000 in the comparable period last year.

Office and administrative expenses decreased $21,000 to $284,000 for the six months ended April 30, 2015 as compared to $305,000 for the comparable period last year. The decrease was mainly the result of a general decrease in investor relation activities in the six months ended April 30, 2015.

Professional services decreased $13,000 to $165,000 for the six months ended April 30, 2015 as compared to $178,000 for the comparable period last year. The decrease was primarily due to a decrease in legal fees in the six months ended April 30, 2015 from the comparable period last year.

Directors' fees decreased $9,000 to $107,000 for the six months ended April 30, 2015 as compared to $116,000 for the comparable period last year. This decrease was primarily due to a $5,000 decrease in stock based compensation as a result of stock options vesting in the six months ended April 30, 2015 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $6,000 for the six months ended April 30, 2015 for uncollectible VAT compared to a provision of $19,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expenses of $85,000 for the six months ended April 30, 2015 as compared to other income of $56,000 for the comparable period last year. The significant factors  contributing to the increased other expenses were a $86,000 foreign currency transaction loss in the six months ended April 30, 2015 compared to a foreign currency transaction gain of $5,000 for the comparable period last year and a $44,000 miscellaneous income for the comparable period last year.

The foreign currency transaction loss in the six months ended April 30, 2015 was primarily the result of the depreciation of the $CFA and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the six months ended April 30, 2014 was primarily the result of a $41,000 gain on the sale of a piece of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Pursuant to GAAP, Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon, have been reported in discontinued operations for the six months ended April 30, 2015 and 2014.  Loss from discontinued operations, net of income tax expense for the six months ended April 30, 2015 was $159,000, which is mainly exploration and property holding costs of $86,000 and foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. Loss from discontinued operations, net of income tax expense for the six months ended April 30, 2014 of $334,000, which is mainly a result of a $192,000 concession impairment related to the Ndjole concession and $139,000 for exploration and property holding costs. In addition, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $285,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2015, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  In addition, we received net proceeds of $1,363,000 in connection with the Gabon Sale. As a result of the Gabon Sale that was partially offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $1,879,000 at October 31, 2014 to $1,975,000 at April 30, 2015.

Cash flows used in operating activities for the six months ended April 30, 2015 was $1,330,000 as compared to $1,975,000 for the comparable period in 2014.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses. In addition, accounts payable decreased $64,000 in the six months ended April 30, 2015 compared to $328,000 in the comparable period last year.

Cash flows provided by investing activities for the six months ended April 30, 2015 was $1,443,000 as the Gabon Sale generated net proceeds of $1,363,000. Cash flows used in investing activities in the comparable period last year was $162,000 as we received $86,000 in proceeds on the sale of mining equipment and paid $248,000 for the acquisition of property concessions.

Cash flows provided by financing activities for the six months ended April 30, 2015 and 2014 were $nil.

Dome International Sale

On January 23, 2015, we closed the Gabon Sale for net proceeds of $1,363,000 including reimbursement of the Company's expenses of $75,000 in cash.

Capital Resources

As of April 30, 2015, we had cash and cash equivalents of $1,975,000 and working capital of $1,846,000 as compared to cash and cash equivalents of $1,879,000 and working capital of $2,947,000 as of October 31, 2014. The increase in our liquidity was primarily the result of the cash proceeds received on the Gabon Sale which was partially offset by the exploration activities at the Sierra Mojada Property and general and administrative expenses. The decrease in our working capital was primary the result of exploration activities at Sierra Mojada Property and general and administrative expenses.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2015, our board of directors approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property and a $1.5 million budget for general and administrative expenses. As of May 31, 2015, we had approximately $1.8 million in cash on hand. If we do not raise additional capital during calendar year 2015 and if we expend the amount we have budgeted for the year, we will end calendar year 2015 with approximately $0.7 million in cash on hand. We will continue to evaluate our ability to raise additional capital, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional capital is unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2014 filed on January 26, 2015 except as follows.

Recent Accounting Pronouncements Adopted in the Six Month Period Ended April 30, 2015

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Simplifying the Presentation of  Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, result of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The update is effective for annual periods ending after December 15, 2017, and interim periods within annual periods beginning after December 15, 2017. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2015, a 1% decrease in interest rates would have resulted in a reduction of approximately $300 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms.  As of April 30, 2015, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

As of April 30, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e))under the Exchange Act) were effective.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2015 there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith
10.1	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis.	8-K	03/03/2015	10.1

10.2	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar.	8-K	06/08/2015	10.1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the six  months ended April 30, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders' Equity, Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: June 12, 2015	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 12, 2015	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)