Form 10-Q
period 2015-07-31
SILVER BULL RESOURCES, INC.
filed 2015-09-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of September 11, 2015, there were 159,072,657 shares of the registrant's $0.01 par value common stock, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31, 2015	October 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,368,494	$1,879,318
Value-added tax receivable, net of allowance for uncollectible taxes of $102,098 and $116,274 respectively (Note 6)	132,338	163,032
Income tax receivable	—	2,027
Other receivables	26,455	28,637
Prepaid expenses and deposits	110,635	219,717
Assets of discontinued operations held for sale (Note 4)	—	1,281,518
Total Current Assets	1,637,922	3,574,249

Office and mining equipment, net (Note 7)	316,548	363,519
Property concessions (Note 8)	5,593,263	5,563,263
Goodwill (Note 9)	18,495,031	18,495,031
TOTAL ASSETS	$26,042,764	$27,996,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$120,792	$253,419
Accrued liabilities and expenses	276,308	354,792
Income tax payable	14,467	10,000
Liabilities of discontinued operations held for sale (Note 4)	—	8,894
Total Current Liabilities	411,567	627,105

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 14)

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	125,013,945	124,921,150
Deficit accumulated during exploration stage	(101,192,237)	(99,301,107)
Other comprehensive income	218,763	158,188
Total Stockholders' Equity	25,631,197	27,368,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,042,764	$27,996,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	240,496	300,885	651,163	1,025,545
Depreciation and asset impairment	13,479	29,524	46,060	409,812
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	253,975	330,409	697,223	1,435,357

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	125,560	145,350	410,724	478,476
Office and administrative	103,396	106,408	387,859	410,932
Professional services	82,048	32,637	247,493	210,897
Directors' fees	48,104	47,517	154,664	163,305
Provision for (recovery of) uncollectible value-added taxes	3,217	(1,020)	9,452	18,112
Depreciation	—	717	889	2,487
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	362,325	331,609	1,211,081	1,284,209

LOSS FROM OPERATIONS	(616,300)	(662,018)	(1,908,304)	(2,719,566)

OTHER (EXPENSES) INCOME
Interest and investment income	132	3,286	772	10,035
Foreign currency transaction loss	(16,396)	(33,031)	(102,395)	(27,654)
Miscellaneous income	—	23,236	—	67,284
TOTAL OTHER (EXPENSES) INCOME	(16,264)	(6,509)	(101,623)	49,665

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(632,564)	(668,527)	(2,009,927)	(2,669,901)

INCOME TAX EXPENSE	1,509	6,846	6,150	17,779

LOSS FROM CONTINUING OPERATIONS	(634,073)	(675,373)	(2,016,077)	(2,687,680)

Loss from discontinued operations, net of income taxes (Note 4)	—	(77,198)	(159,277)	(411,484)
(Loss) gain on sale of assets of discontinued operations, net of income taxes (Note 4)	(1,182)	—	284,224	—
NET LOSS	$(635,255)	$(752,571)	$(1,891,130)	$(3,099,164)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	88	21,662	53,412	19,996
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	—	—	7,163	—
TOTAL OTHER COMPREHENSIVE INCOME	88	21,662	60,575	19,996
COMPHENSIVE LOSS	$(635,167)	$(730,909)	$(1,830,555)	$(3,079,168)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$—	$(0.01)	$(0.01)	$(0.02)
Loss from discontinued operations	—	—	—	—
Net loss	$—	$(0.01)	$(0.01)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657	159,072,657	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Deficit Accumulated During	Other
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Comprehensive Income	Total
Balance, October 31, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957
Stock option activity as follows: - Stock based compensation for options issued to officers, employees, consultants and directors	—	—	92,795	—	—	92,795
Other comprehensive income	—	—	—	—	60,575	60,575
Net loss	—	—	—	(1,891,130)	—	(1,891,130)
Balance, July 31, 2015	159,072,657	$1,590,726	$125,013,945	$(101,192,237)	$218,763	$25,631,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,891,130)	$(3,099,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	50,254	611,239
Provision for uncollectible value-added taxes	9,452	18,112
Gain on sale of assets of discontinued operations (Note 4)	(284,224)	—
Other income	—	(54,914)
Foreign currency transaction loss	174,485	39,017
Stock options issued for compensation	92,795	145,413
Changes in operating assets and liabilities:
Restricted cash	—	(5,937)
Value-added tax receivable	(7,313)	113,578
Income taxes receivable	1,822	—
Other receivables	(1,849)	28,459
Prepaid expenses and deposit	107,508	106,412
Accounts payable	(139,531)	(312,850)
Accrued liabilities and expenses	(28,135)	(46,694)
Income tax payable	4,509	13,258
Net cash used in operating activities	(1,911,357)	(2,444,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	80,238	(62,772)
Equipment purchase	—	(13,495)
Proceeds from sale of equipment	—	101,715
Acquisition of property concessions	(30,000)	(377,845)
Net proceeds from sale of discontinued operations (Note 4)	1,361,701	—
Net cash provided by (used in) investing activities	1,411,939	(352,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(18,257)	4,671

Net decrease in cash and cash equivalents	(517,675)	(2,791,797)
Cash and cash equivalents, beginning of period	1,886,169 *	5,251,003

Cash and cash equivalents end of period	$1,368,494	$2,459,206

*Cash and cash equivalents at October 31, 2014 included $6,851 in assets of discontinued operations held for sale.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2015	2014

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,261	$12,561
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property concessions capitalized and included in accrued liabilities	$—	$—

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

The Company's efforts and expenditures have been concentrated on the exploration of properties, principally in the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties , has been made in the accompanying condensed consolidated financial statements, except as disclosed in Notes 4 and 8.

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $101,192,237.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of July 31, 2015, the Company had working capital of $1,226,355 and cash and cash equivalents of $1,368,494. The Company's continuation as a going concern is dependent upon several options not limited to the following: obtaining adequate equity financing which the Company has successfully secured periodically since its inception, joint venture opportunities on the Sierra Mojada property and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these options and accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern and such adjustment could be material.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2015.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company's Annual Report on Form 10-K for the year ended October 31, 2014 filed on January 26, 2015, except as follows.

Recent Accounting Pronouncements Adopted in the Nine Month Period Ended July 31, 2015

Effective November 1, 2014, the Company adopted Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, similar tax losses, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. These changes become effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The updated guidance provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about revenue recognition. As discussed in ASU 2015-14, the update is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is not permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company's former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $213,299. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operation of $284,224, net of income taxes.

During the nine months ended July 31, 2014, the Company determined that the Ndjole concession was impaired as its carrying amount was not recoverable based on the implied fair value from the proposed sale proceeds. An impairment loss of $187,981 was recognized.

The following table details selected financial information included in the (income) loss from discontinued operations for the three months and nine months ended July 31, 2015 and 2014.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2015	2014	2015	2014
Exploration and property holding costs	$—	$51,813	$85,542	$190,957
Depreciation and asset impairment	—	97	3,305	198,940
Foreign currency transaction loss	—	25,288	70,430	21,587
Loss (gain) on sale of discontinued operations, net of taxes	1,182	—	(284,224)	—
Loss (income) from discontinued operations, net of income taxes	$1,182	$77,198	$(124,947)	$411,484

The major classes of assets and liabilities of Dome International and its subsidiary Dome Gabon are presented as assets held for sale in the consolidated balance sheets and are as follows:

	July 31,	October 31,
	2015	2014
Assets
Cash and cash equivalents	$—	$6,851
Restricted cash	—	1,417
Value-added tax receivable	—	8,053
Prepaid expenses and deposits	—	6,796
Other assets	—	80,238
Office and mining equipment, net	—	9,536
Property concession	—	1,168,627
Total assets of discontinued operations held for sale	$—	$1,281,518

Liabilities
Accounts payable	$—	$8,894
Total liabilities of discontinued operations held for sale	$—	$8,894

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants to purchase common stock in the aggregate of 9,807,858 shares and 21,473,978 shares outstanding at July 31, 2015 and July 31, 2014, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $132,338 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the nine months ended July 31, 2015, a provision for uncollectible VAT of $9,452 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the nine months ended July 31, 2015 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2014	$116,274
Provision of uncollectible VAT taxes	9,452
Foreign currency translation adjustment	(20,375)
Write-off VAT receivable	(3,253)
Allowance for uncollectible VAT taxes – July 31, 2015	$102,098

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at July 31, 2015 and October 31, 2014, respectively:

	July 31,	October 31,
	2015	2014

Mining equipment	$504,451	$504,451
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	84,989	84,989
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	955,235	955,235
Less: Accumulated depreciation	(638,687)	(591,716)
Office and mining equipment, net	$316,548	$363,519

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at July 31, 2015 and October 31, 2014, respectively:

Property concessions – October 31, 2014	$5,563,263
Acquisitions	30,000
Property concessions – July 31, 2015	$5,593,263

During the nine months ended July 31, 2014, the Company decided not to pursue further work on a concession in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to this concession of $19,632.

During the nine months ended July 31, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability is highly uncertain.

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  Due to the weakness in the mineral commodity business the Company performed a goodwill impairment test at July 31, 2015. The Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on this test the Company determined that the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

The following is a summary of the Company's goodwill balance as at July 31, 2015 and October 31, 2014, respectively:

Goodwill – October 31, 2014	$18,495,031
Goodwill – July 31, 2015	$18,495,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the Board of Directors adopted a Shareholders' Right Plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Plan, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2015, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 11 - COMMON STOCK

No common stock was issued during the nine months ended July 31, 2015 and July 31, 2014.

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

No options were granted or exercised during the nine months ended July 31, 2015 and July 31, 2014.

The following is a summary of stock option activity for the nine months ended July 31, 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2014	11,422,144	$0.50	3.00	—
Forfeited or Cancelled	(1,614,286)	0.58
Outstanding at July 31, 2015	9,807,858	$0.49	2.31	$—

Vested or Expected to Vest at July 31, 2015	9,807,858	$0.49	2.31	$—
Exercisable at July 31, 2015	8,245,357	$0.54	2.01	$—

The Company recognized stock-based compensation costs for stock options of $92,795 and $145,413 for the nine months ended July 31, 2015 and 2014, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company's recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at July 31, 2015 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,650,000	3.87	$0.26	1,087,499	$0.26
0.37	1,785,000	2.90	0.37	1,785,000	0.37
0.44 – 0.73	4,730,000	1.43	0.58	4,730,000	0.58
1.05 – 1.12	600,000	0.54	1.09	600,000	1.09
2.18	42,858	2.47	2.18	42,858	2.18
$0.26 - 2.18	9,807,858	2.31	$0.49	8,245,357	$0.54

As of July 31, 2015, there was $35,171 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.48 years.

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of July 31, 2015 and October 31, 2014, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at July 31, 2015 and October 31, 2014 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2015 and October 31, 2014, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $1,276,057 and $1,681,759 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2015 and October 31, 2014, the U.S. dollar equivalent balance for these accounts was $15,899 and $115,686, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2015, a 1% decrease in interest rates would have resulted in a reduction of approximately $414 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Peso ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of July 31, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. As of July 31, 2015, one U.S. dollar approximates $CDN 1.31.

NOTE 15 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico and Gabon, Africa.

Approximate financial information by geography is as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net (loss) income for the period
Mexico	$(270,000)	$(281,000)	$(725,000)	$(985,000)
Canada	(364,000)	(339,000)	(1,197,000)	(1,276,000)
Gabon	-	(56,000)	(94,000)	(427,000)
Loss from Continuing Operations	(634,000)	(676,000)	(2,016,000)	(2,688,000)
(Loss) Income from Discontinued Operations	(1,000)	(77,000)	125,000	(411,000)
Net Loss	$(635,000)	$(753,000)	$(1,891,000)	$(3,099,000)

The following table details allocation of assets included in the accompanying balance sheet at July 31, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,353,000	$1,000	$15,000	$1,369,000
Value-added tax receivable, net	-	130,000	2,000	132,000
Other receivables	8,000	18,000	-	26,000
Prepaid expenses and deposits	37,000	73,000	1,000	111,000
Office and mining equipment, net	-	317,000	-	317,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	18,495,000	-	18,495,000
	$1,398,000	$24,627,000	$18,000	$26,043,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2014:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,770,000	$96,000	$13,000	$1,879,000
Value-added tax receivable, net	-	160,000	3,000	163,000
Other receivables	5,000	25,000	-	30,000
Prepaid expenses and deposits	140,000	79,000	1,000	220,000
Assets of discontinued operations held for sale	-	-	1,282,000	1,282,000
Office and mining equipment, net	1,000	363,000	-	364,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	18,495,000	-	18,495,000
	$1,916,000	$24,781,000	$1,299,000	$27,996,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(254,000)	$(308,000)	$(685,000)	$(1,035,000)
Gabon Mitzic	-	(22,000)	(12,000)	(400,000)
	$(254,000)	$(330,000)	$(697,000)	$(1,435,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements concern the following, among other things:

•	Our planned activities at the Sierra Mojada Project in 2015, including our plan to progress in securing additional surface rights, maintenance of our property concessions, internally modeling the potential for a standalone zinc project and internally studying a small open pit;

•	The timing and scope of our exploration activities including metallurgical testing;

•	Our expectations regarding future recovery of value-added tax paid in Mexico and Gabon;

•	Our expectations regarding the vesting of outstanding options;

•	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized;

•	The merits of any claims in connection with ongoing legal proceedings;

•	Our continued evaluation of the Company's ability to raise additional capital;

•	Our continued reliance on sales of our securities to fund our business operations;

•	Our proposed capital and operating budgets for the Sierra Mojada Project and general and administrative expenses and our ability to decrease those expenditures if circumstances warrant;

•	Our projected cash balance at the end of the calendar year 2015; and

•	The sufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including without limitation, risks associated with the following:

•	Our ability to obtain additional financial resources to conduct our exploration activities and maintain our general and administrative expenditures, and to do so on acceptable terms;

•	Results of future exploration at our Sierra Mojada Project;

•
Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties (ii) interest rates and (iii) currency exchange rates;

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

On June 5, 2015, we announced our decision to voluntarily delist our common shares from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules with respect to maintenance of a minimum share price.  On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group (the "OTCQB Designation"). Our shares will continue to trade on the Toronto Stock Exchange.

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

Mineralized Material Estimate

On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered an amended technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 ("NI 43-101").  The Report includes an update on the silver and zinc mineralization which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition using the  net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Metallurgical Studies

Current Metallurgical Testing

During May 2015 we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical floatation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. It is expected the fine bubble flotation will improve recovery and initial rough concentrate grade. We expect to receive the results of this testing during calendar year 2015.

Previous Metallurgical Testing

Test work completed by Hazen Research Inc. in 2012 focused on roasting high grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a "Waelz Kiln," a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site. Due to market conditions no further test work on kilning is currently planned.

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

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International Global Inc. ("Dome International") (the "Gabon Sale"), which held, indirectly, a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, we hold the Mitzic exploration license in Gabon that we intend to return to the Gabon government.

Results of Operations

Three Months Ended July 31, 2015 and July 31, 2014

For the three months ended July 31, 2015, we experienced a net loss of $635,000, or approximately $nil per share, compared to a net loss of $753,000, or approximately $0.01 per share, during the comparable period last year. The $118,000 decrease in net loss was primarily due to a $76,000 decrease in exploration and property holding costs and a $1,000 loss from discontinued operations, net of income tax expense compared to a $77,000 loss from discontinued operations, net of income tax expense in the comparable period last year which was partially offset by a  $31,000 increase in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $76,000 to $254,000 for the three months ended July 31, 2015, compared to $330,000 for the comparable period last year. This decrease was mainly the result of reduced employees at the Sierra Mojada Property and the decrease in the Mexico Peso ("$MXN") compared to the U.S. dollar in the three months ended July 31, 2015 compared to the three months ended July 31, 2014.

General and Administrative Costs

We recorded a general and administrative expense of $362,000 for the three months ended July 31, 2015 as compared to $331,000 for the comparable period last year. The $31,000 increase was mainly the result of a $49,000 increase in professional services which was partially offset by a $19,000 decrease in personnel costs as described below.

Personnel costs decreased $19,000 to $126,000 for the three months ended July 31, 2015 as compared to $145,000 for the same period last year. This decrease was mainly due to reduced employees and the decrease in the Canadian dollar ("$CDN") compared to the U.S. dollar in the three months ended July 31, 2015 compared to the comparable period last year.

Office and administrative expenses were $103,000 for the three months ended July 31, 2015 compared to $106,000 for the comparable period last year. This decrease was due to lower investor relation activities and the decrease in the $CDN compared to the U.S. dollar which was partially offset by fees related to the OTCQB Designation.

Professional fees increased $49,000 to $82,000 for the three months ended July 31, 2015 compared to $33,000 for the comparable period last year. This increase was primary due to increased legal fees as a result of delisting from the NYSE MKT and beginning quotation on the OTCQB Designation.

Directors' fees of $48,000 for the three months ended July 31, 2015 were similar to $48,000 for the comparable period last year.

We recorded a provision of $3,000 for uncollectible value-added taxes ("VAT") for the three months ended July 31, 2015 as compared to $1,000 recovery in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expense of $16,000 for the three months ended July 31, 2015 which was similar to $7,000 for the comparable period last year.

Results of Discontinued Operations

Pursuant to generally accepted accounting principles in the United States of America ("GAAP"), Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon have been reported in discontinued operations for the three months ended July 31, 2015 and 2014.  Loss from discontinued operations, net of income tax expense for the three months ended July 31, 2015 was $nil. Loss from discontinued operations, net of income tax expense for the three months ended July 31, 2014 was $77,000, which is mainly a result of $52,000 for exploration and property holding costs and a $25,000 foreign currency transaction loss.

Nine Months Ended July 31, 2015 and July 31, 2014

For the nine months ended July 31, 2015, we experienced a net loss of $1,891,000, or approximately $0.01 per share, compared to a net loss of $3,099,000, or approximately $0.02 per share, during the comparable period last year. The $1,208,000 decrease in the net loss was primarily due to a $738,000 decrease in exploration and property holding costs, a $73,000 decrease in general and administrative expenses, other expenses of $101,000 compared to other income of $50,000 in the comparable period last year and $125,000 in income from discontinued operations, net of income taxes compared to a $411,000 loss from discontinued operations, net of income taxes in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $738,000 to $697,000 for the nine months ended July 31, 2015 compared to $1,435,000 for the comparable period last year. This decrease was the result of reduced employees and metallurgical costs at the Sierra Mojada Property and the decrease in the $MXN compared to the U.S. dollar in the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014. Also, during the nine months ended July 31, 2014 we incurred costs related to a NI 43-101 technical report which exceeded the costs of the Report in the nine months ended July 31, 2015. In addition, our exploration and property holding cost included $344,000 for concession impairment in the nine months ended July 31, 2014 compared to a $nil concession impairment in the nine months ended July 31, 2015.

General and Administrative Costs

General and administrative expenses decreased $73,000 to $1,211,000 for the nine months ended July 31, 2015 as compared to $1,284,000 for the comparable period last year. This decrease was mainly the result of a $67,000 decrease in personnel costs, a $23,000 decrease in office and administrative costs, a $8,000 decrease in directors' fees and a $9,000 decrease in provision for uncollectible value-added taxes which was partially offset by a $36,000 increase in professional costs.

Personnel costs decreased $67,000 to $411,000 for the nine months ended July 31, 2015 as compared to $478,000 for the same period last year. This decrease was mainly due to fewer employees, the decrease in the $CDN compared to the U.S. dollar and decrease in stock based compensation expense to $66,000 in the nine months ended July 31, 2015 from $80,000 in the comparable period last year.

Office and administrative expenses decreased $23,000 to $388,000 for the nine months ended July 31, 2015 as compared to $411,000 for the comparable period last year. The decrease was mainly the result of a decrease in investor relation activities and the decrease in the $CDN compared to the U.S. dollar which was partially offset by the fees related to the OTCQB Designation.

Professional services increased $36,000 to $247,000 for the nine months ended July 31, 2015 as compared to $211,000 for the comparable period last year. The increase was primarily due to increased legal fees as a result of the OTCQB Designation.

Directors' fees decreased $8,000 to $155,000 for the nine months ended July 31, 2015 as compared to $163,000 for the comparable period last year. This decrease was primarily due to a decrease in directors' fees as a result of a director not standing for reelection in April of 2015.

We recorded a provision of $9,000 for the nine months ended July 31, 2015 for uncollectible VAT compared to a provision of $18,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expenses of $101,000 for the nine months ended July 31, 2015 as compared to other income of $50,000 for the comparable period last year. The significant factors  contributing to the increased other expenses were a $102,000 foreign currency transaction loss in the nine months ended July 31, 2015 compared to a foreign currency transaction loss of $27,000 for the comparable period last year and $67,000 in miscellaneous income for the comparable period last year.

The foreign currency transaction loss in the nine months ended July 31, 2015 and 2014 were primarily the result of the depreciation of the Central African Franc ("$CFA") and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the nine months ended July 31, 2014 was primarily the result of a gain on the sale of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Pursuant to GAAP, Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon, have been reported in discontinued operations for the nine months ended July 31, 2015 and 2014.  Loss from discontinued operations, net of income tax expense for the nine months ended July 31, 2015 was $159,000, which is mainly exploration and property holding costs of $86,000 and foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. Loss from discontinued operations, net of income tax expense for the nine months ended July 31, 2014 was $411,000, which is mainly a result of a $188,000 concession impairment related to the Ndjole concession and $199,000 for exploration and property holding costs. In addition, for the nine months ended July 31, 2015, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $284,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2015, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  In addition, we received net proceeds of $1,362,000 in connection with the Gabon Sale. As a result of exploration activities and general and administration expenses which were partially offset by the Gabon Sale, cash and cash equivalents decreased from $1,879,000 at October 31, 2014 to $1,368,000 at July 31, 2015.

Cash flows used in operating activities for the nine months ended July 31, 2015 was $1,911,000 as compared to $2,444,000 for the comparable period in 2014.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses. In addition, accounts payable decreased $140,000 in the nine months ended July 31, 2015 compared to $313,000 in the comparable period last year which was partially offset by the decreased VAT collected in the nine months ended July 31, 2015.

Cash flows provided by investing activities for the nine months ended July 31, 2015 was $1,412,000 as the Gabon Sale generated net proceeds of $1,362,000. Cash flows used in investing activities in the comparable period last year was $352,000 as we received $102,000 in proceeds on the sale of mining equipment and paid $378,000 for the acquisition of property concessions.

Cash flows provided by financing activities for the nine months ended July 31, 2015 and 2014 were $nil.

Dome International Sale

On January 23, 2015, we closed the Gabon Sale for net proceeds of $1,362,000 including reimbursement of the Company's expenses of $75,000 in cash.

Capital Resources

As of July 31, 2015, we had cash and cash equivalents of $1,368,000 and working capital of $1,226,000 as compared to cash and cash equivalents of $1,879,000 and working capital of $2,947,000 as of October 31, 2014. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses. Our continuation as a going concern is dependent upon several options not limited to the following: obtaining adequate equity financing which we have successfully secured periodically since our inception, joint venture opportunities on the Sierra Mojada Property and asset divestitures. However, there is no assurance that we will be successful in pursuing these options and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months.

Moreover, any future additional financing in the near term will likely be in the form of the issuance of equity interests, which will result in dilution to our existing stockholders.

Capital Requirements and Liquidity; Need for Subsequent Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2015, our board of directors approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property and a $1.5 million budget for general and administrative expenses. As of August 31, 2015, we had approximately $1.3 million in cash on hand. If we do not obtain additional financial resources during calendar year 2015 and if we expend the amount we have budgeted for the year, we will end calendar year 2015 with approximately $0.7 million in cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will reduce expenditures on the Sierra Mojada Property if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing stockholders.  If we are unable to fund future operations by obtaining additional financial resources, including public or private offerings of equity, we may be unable to continue our operations for the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2014 filed on January 26, 2015.

Recent Accounting Pronouncements Adopted in the Nine Month Period Ended July 31, 2015

Effective November 1, 2014, we adopted Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, similar tax losses or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures at this time.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. As discussed in ASU 2015-14, the update is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is not permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We hold substantially all of our cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2015, a 1% decrease in interest rates would have resulted in a reduction of approximately $414 in interest income for the period.

Foreign Currency Exchange Rate Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN, $CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of our operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms.  As of July 31, 2015, we maintained the majority of our cash balance in U.S. dollars. We currently do not engage in any currency hedging activities.

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

As of July 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation as of July 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

(b)   Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2015 there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS.

Those interested in investing in the Company should carefully consider the following risk factor pertaining to Silver Bull as well as the risks and uncertainties that are described in the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q:

There is substantial doubt about whether we can continue as a going concern.

We have earned no revenues to date and have incurred net losses of $1,891,130 and $3,099,164 for the nine months ended July 31, 2015 and July 31, 2014, respectively.  In addition, we have limited financial resources.  As of July 31, 2015, we had cash and cash equivalents of $1,368,494 and working capital of $1,226,355.  Therefore, our future is dependent upon several options not limited to the following: obtaining adequate equity financing which we have successfully secured periodically since our inception, joint venture opportunities on the Sierra Mojada Property and asset divestitures.  However, there is no assurance that we will be successful pursuing these options.  These factors raise substantial doubt about whether we will be able to continue our operations for the next 12 months as a going concern.  In the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment.  Moreover, the accompanying financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the nine  months ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders' Equity, Condensed Consolidated Statements of Cash Flows

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: September 11, 2015	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 11, 2015	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)