Form 10-K
period 2015-10-31
SILVER BULL RESOURCES, INC.
filed 2016-01-19
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

925 West Georgia Street, Suite 1908
Vancouver, B.C. V6C 3L2
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (604) 687-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	None (OTCQB)

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
Yes ☐ No ☑

As of January 19, 2016, there were 159,072,657 shares outstanding of the registrant's $0.01 par value common stock, the registrant's only outstanding class of voting securities. As of April 30, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $14.8 million based upon the closing sale price of the common stock as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2015 included one shareholder that held approximately 11.0% of its outstanding common stock and all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SILVER BULL RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K

When we use the terms "Silver Bull," "we," "us," or "our,"  we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Terms" at the end of this section. Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Cautionary Statement Regarding Forward-Looking Statements" section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the United States Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include statements regarding the following, among other things:

•	The sufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;

•	Our planned activities at the Sierra Mojada Project in 2016, including continuing to progress in securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open pit;

•	The timing and scope of our exploration activities: including in connection with the licenses, permits or other authorizations required to conduct such activities;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 – compliant "reserves";
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada Project of existing nearby gas pipeline;
•	The potential acquisition of exploration properties;
•	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;
•	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	The impact of changes in mining or investment policies or shifts in political attitude in Mexico on our exploration and possible future development activities
•	Our expectations regarding the payment of dividends in the future;
•	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
•	Our expectations regarding future recovery of value-added tax paid in Mexico;

•	The likelihood of further impairment of goodwill and impairment of other long-lived assets

•	Our ability to renegotiate terms of a concession option purchase agreement;

•	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized;

•	The merits of any claims in connection with ongoing legal proceedings; and

•	Our proposed calendar year 2016 capital and operating budgets for the Sierra Mojada Project and general and administrative expenses and our ability to decrease those expenditures if circumstances warrant.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those express or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in this Annual Report on Form 10-K, including:

•	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;

•	Results of future exploration at our Sierra Mojada Project;

•
Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties (ii) interest rates and (iii) currency exchange rates;

•	The amount and nature of future capital and exploration expenditures;

•	Volatility in our stock price;

•	Our inability to obtain required permits;

•	Competitive factors, includes exploration-related competition;

•	Timing of receipt and maintenance of government approvals;

•	Unanticipated title issues;

•	Changes in tax laws;

•	Changes in regulatory frameworks or regulations affecting our activities;

•	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and

•	Political and economic instability in Mexico and other countries in which we conduct our business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have known reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See "Risk Factors."

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
Mineralized Material
Mineral bearing material such as zinc, silver, gold, lead or copper that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the U.S. Securities and Exchange Commission's standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

(d) whether they are permitted and financed for development

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

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, our name was changed to Metalline Mining Company ("Metalline"). On April 21, 2011, we changed our name to Silver Bull Resources, Inc. We have not realized any revenues from our planned operations and we are considered an exploration stage company. We have not established any reserves with respect to our exploration projects and may never enter into the development stage with respect to any of our projects.

We engage in the business of mineral exploration. We currently own or have the option to acquire a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west-central part of the state of Coahuila, Mexico.  We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera Metalin's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V ("Minas").

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation ("Dome"). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome has a wholly-owned subsidiary, Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands.  Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon, as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015 we completed the sale of our subsidiary Dome International Global Inc. ("Dome International"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held the Ndjole Prospect in Gabon.

On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price.  On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group (the "OTCQB Designation"). Our shares of common stock continue to trade on the Toronto Stock Exchange ("TSX").

Our efforts and expenditures have been concentrated in the exploration of properties, principally in the Sierra Mojada property located in Coahuila, Mexico (the "Sierra Mojada Property"). We have not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of our investment in exploration properties cannot be determined at this time.

Sierra Mojada Project

Location, Access and Infrastructure

The Sierra Mojada project (the "Sierra Mojada Project") is located within a mining district known as the Sierra Mojada District.  The Sierra Mojada District is located in the west central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River.  The principal mining area extends for approximately five kilometers in an east-west direction along the base of the precipitous, 1,000 meter high, Sierra Mojada Range.

The Sierra Mojada Project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range.  In general, the site is approximately 1,500 meters above sea level.  The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the south.  Esmerelda is served by a rail spur of the Coahuila Durango railroad.  There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Penoles plant, which we can use occasionally.  The Sierra Mojada District has high voltage electric power supplied by the national power company, Comision Federal de Electricidad, C.F.E., and is supplied water by the municipality of Sierra Mojada.  Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

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

Approximately 90 years ago, zinc silicate and zinc carbonate minerals ("Zinc Manto Zone") were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead–rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and up to 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit including from the Sierra Mojada Property. Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

Activity during the period of 1956 to 1990 consisted of operations by the Mineros Norteños Cooperativa and operations by individual owners and operators of pre-existing mines. The Mineros Norteños operated the San Salvador, Encantada, Fronteriza, Esmeralda, and Parrena mines, and shipped oxide zinc ore to Zinc National's smelter in Monterrey, while copper and silver ore were shipped to smelters in Mexico and the United States.

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

In the 1990s, Kennecott Copper Corporation ("Kennecott") had a joint venture agreement involving USMX, Inc.'s Sierra Mojada concessions.  Kennecott terminated the joint venture in approximately 1995. We entered into a Joint Exploration and Development Agreement with USMX, Inc. in July 1996 involving USMX, Inc.'s Sierra Mojada concessions.  In 1998, we purchased the Sierra Mojada and the USMX, Inc. concessions and the joint exploration and development agreement was terminated.  We also purchased certain other concessions during this time and conducted exploration for copper and silver mineralization from 1997 through 1999.

Title and Ownership Rights

The Sierra Mojada Project is comprised of 31 concessions consisting of 20,946 hectares (about 51,758 acres). We periodically obtain additional concessions in the Sierra Mojada Project area and whether we will continue to hold these additional concessions will depend on future exploration work and exploration results and our ability to obtain financing. As we have done in prior years, we continually assess our concession ownership and we may terminate our rights to certain concessions holdings not in the core area of the Sierra Mojada Project.

Two of the concessions in the Sierra Mojada Project are subject to options to purchase from existing third party concession owners. We have previously renegotiated the terms of the concession option purchase agreement described below and expect to approach the third party concession owner to attempt to renegotiate the terms during 2016.  Pursuant to the option purchase agreement, we are required to make certain payments over the terms of this contract to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (Two concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month

(1)          Until July 2018, we have the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments. If a change of control of Silver Bull occurs prior to May 30, 2016, we are required to make a payment of $200,000 within 20 days of the change of control.

Each mining concession enables us to explore the underlying concession in consideration for the payment of a semi-annual fee to the Mexican government and completion of certain annual assessment work.  Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, we will need to negotiate any necessary agreements with the appropriate surface landowners if we determine that a mining operation is feasible for the concessions. We own surface rights to five lots in the Sierra Mojada Property (Sierra Mojada lot #1, #3, #4, #6 and #7) but anticipate that we will be required to obtain additional surface rights if we determine that a mining operation is feasible.

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: The "Silver Zone" and the "Zinc Zone." These two zones lie along the Sierra Mojada Fault which trends east-west along the base of the Sierra Mojada range. The majority of the mineralization identified to date is seen as oxide, which has been derived from primary "sulphide" bodies that have been oxidized and remained in situ or remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of a silver rich zone (the Silver Zone) and a zinc rich zone (the Zinc Zone) is a reflection of the mobility's of the metals in the ground water conditions at Sierra Mojada.

The geology of the District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic "San Marcos" red sediments. This sedimentary sequence has then later been intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry and the rocks are competent for the most part. We believe that the thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low cost production.

June 2015 Technical Report

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

"Mineralized material" as used in this Annual Report on Form 10-K, although permissible under the Securities and Exchange Commission's ("SEC's") Industry Guide 7, does not indicate "reserves" by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves."  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  We use ALS Chemex - Vancouver ("ALS Chemex") laboratory as our independent primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

Our consultants perform technical audits of our operations, including our formal quality assurance/quality control ("QA/QC") program, and recommend improvements as needed. A systematic program of duplicate sampling and assaying of representative samples from previous exploration activities was completed in 2010 under the direction and control of our consultants.  Results of this study acceptably confirm the values in the project database used for resource modeling.

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

Prior Exploration Activities

We have focused our exploration efforts on two primary locations: the Silver Zone and the Zinc Zone.  As further described below, we have conducted various exploration activities at the Sierra Mojada Project, however, to date, we have not established any reserves, and the project remains in the exploration stage and may never enter the development stage.

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling. In fiscal year 2009, we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital.

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada primarily on the Silver Zone which lies largely at surface. By the end of calendar 2014, approximately 100,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2015 Exploration Activities

Our focus for the 2015 calendar year was the Report described previously, continuing to progress in securing additional surface rights, maintaining our property concessions, internally modeling the potential for a standalone zinc project and internally studying a small silver open pit.

During 2015, we progressed in internally investigating the potential for a high grade underground zinc oxide mine. We also progressed on an internal examination on the potential for a small silver open pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio. We also continued to progress our metallurgical program, as described below.

2016 Exploration Program

As discussed in the "Material Changes in Financial Condition, Liquidity and Capital Resources" section below we have approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property. The focus of the 2016 calendar year program is continuing to progress in securing additional surface rights, maintaining of our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit.

During 2016 we intend to continue to internally investigate the potential for a high grade underground zinc oxide mine. In addition, we also intend to continue an internal examination on the potential for a small silver open pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

Metallurgical Studies

During May 2015 we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical floatation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. It is expected the fine bubble flotation will improve recovery and initial rough concentrate grade. The "fine bubble" flotation test work that was performed did not improve recovery but based on analysis of the results it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery. Due to market conditions further testing is not planned at this time.

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

Gabon, Africa Licenses and Interests

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of our former subsidiary Dome International, which held, indirectly, a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and the reimbursement of our expenses of $75,000 in cash. In addition, we have returned the Mitzic exploration license in Gabon to the Gabonese government.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	66	Chairman
Tim Barry Vancouver, BC	40	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	36	Chief Financial Officer

Brian Edgar.  Mr. Edgar was appointed Chairman of the Board of Directors in April 2010. Mr. Edgar has broad experience working in junior and mid-size natural resource companies. He previously served as Dome's President and Chief Executive Officer from February 2005 until it was acquired by Silver Bull in April 2010. Further, Mr. Edgar served on Dome's board of directors from 1998 to 2010. Mr. Edgar currently serves as a director of BlackPearl Resources Inc., Denison Mines Corp., Lucara Diamond Corp.,  and ShaMaran Petroleum Corp. Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for 16 years.

Tim Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President - Exploration.  Between 2006 and August 2010, Mr. Barry spent five years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome's exploration programs, as well as oversaw corporate compliance for Dome's various subsidiaries.  Mr. Barry also served on Dome's board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a Chartered Professional  Geologist (CPAusIMM).  He also serves on the board of directors of Acme Resources Inc. and Astar Minerals Ltd., junior exploration companies listed on the TSX Venture Exchange.

Sean Fallis. Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President - Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd.  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly-listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at SmytheRatcliffe Chartered Accountants as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science from Simon Fraser University in 2002 and is a CPA (Charted Professional Accountant, British Columbia), CA.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2015 to December 31, 2015 the price of silver ranged from a low of $13.71 per troy ounce to a high of $18.23 per troy ounce, and from January 1, 2015 to December 31, 2015 the price of zinc ranged from a low of $1,528 per tonne to a high of $2,281 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled "Risk Factors," below.

The following tables set forth, for the periods indicated, on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2015, the closing price of silver was $15.63 per troy ounce. On October 31, 2015, the closing price of zinc was $1,724 per tonne.

	Silver (per troy ounce)
Year	High	Low
2008	$20.92	$8.88
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71

	Zinc (per tonne)
Year	High	Low
2008	$2,511	$1,113
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528

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

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined, those activities are also subject to significant governmental regulation and oversight. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico.

Environment Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Mexico could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During fiscal year 2015, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, all of whom are full time. Contratistas, our wholly-owned operating subsidiary in Mexico currently has four employees who are all full time.  Minera, our mineral holding company in Mexico, does not have any employees.

Corporate Offices

Our corporate offices are located at 925 West Georgia Street, Suite 1908, Vancouver, British Columbia, Canada V6C 3L2. Our telephone number is (604) 687-5800, and our fax number is (604) 563-6004.

Available Information

We maintain an internet website at http://www.silverbullresources.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 "F" Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC's website, http://www.sec.gov.

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
We have earned no revenues to date and have incurred net losses of $18,745,829 and $4,914,251 during the fiscal years ended October 31, 2015 and October 31, 2014, respectively.  In addition, we have limited financial resources.  As of October 31, 2015, we had cash and cash equivalents of $950,878 and working capital of $831,762.  Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction such as obtaining adequate equity financing, which we have successfully secured periodically since our inception, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction.  However, there is no assurance that we will be successful pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.  Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment.  The accompanying financial statements have been prepared assuming that our company will continue as a going concern.  Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations.  Such additional financial resources may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.
We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project.  As of October 31, 2015, we had working capital of $0.83 million and cash and cash equivalents of $0.95 million. The continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project and we believe that securing credit for these projects may be difficult due to continuing volatility in global credit markets. Moreover, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

We have no commercially mineable ore body.

No commercially mineable ore body has been delineated on our Sierra Mojada Project, nor have our properties been shown to contain proven or probable mineral reserves. Investors should not assume that the projections contained in the Report on our Sierra Mojada Project will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project, or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver, zinc or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

Mineral resource estimates may not be reliable.

There are numerous uncertainties inherent in estimating quantities of mineralized material such as silver, zinc, lead, and copper, including many factors beyond our control, and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

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

Our business plan is focused on exploring the Sierra Mojada concessions to identify reserves, and if appropriate, to ultimately develop this property. Further, although we have reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

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

During the years ended October 31, 2015 and October 31, 2014, we suffered net losses of $18,745,829 and $4,914,251 respectively. At October 31, 2015, we had stockholders' equity of $8,788,670 and working capital of $831,762. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing shareholders.

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

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and the Mexican peso ("$MXN") and the U.S dollar and the Canadian dollar ("$CDN") given our focus on the Sierra, Mojada Project and our corporate office in Vancouver, Canada.

Our financial condition is affected in part by currency exchange rates, as portions of our exploration costs in Mexico and general and administration costs in Canada are denominated in the local currency. A weakening U.S. dollar relative to the $MXN and $CDN will have the effect of increasing exploration costs and general and administration costs while a strengthening U.S. dollar will have the effect of reducing exploration costs and general and administration costs. The exchange rates between the $CDN and the U.S. dollar and between the $MXN and U.S. dollar have fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control.

RISKS RELATING TO THE MINERAL EXPLORATION INDUSTRY:

There are inherent risks in the mineral exploration industry

We are subject to all of the risks inherent in the minerals exploration industry including, without limitation, the following:

•	we are subject to competition from a large number of companies, many of which are significantly larger than we are, in the acquisition, exploration, and development of mining properties;

•	we might not be able raise enough money to pay the fees and taxes and perform the labor necessary to maintain our concessions in good status;

•	exploration for minerals is highly speculative and involves substantial risks and is frequently unproductive, even when conducted on properties known to contain significant quantities of mineralization, and our exploration projects may not result in the discovery of commercially mineable deposits of ore;

•	the probability of an individual prospect ever having reserves that meet the requirements for reporting under SEC Industry Guide 7 is remote and any funds spent on exploration may be lost;

•	our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and we may not be able to comply with these regulations and controls; and

•	a large number of factors beyond our control, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

Metals prices are subject to extreme fluctuation.

Our activities are influenced by the prices of commodities, including silver, zinc, lead, copper and other metals. These prices fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal-producing regions of the world.

Our ability to establish reserves through our exploration activities, our future profitability and our long-term viability, depend, in large part, on the market prices of silver, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	supply of, and demand for, silver, zinc, lead, copper and other metals;

•	speculative activities and producer hedging activities;

•	expectations for inflation;

•	political and economic conditions; and

•	supply of, and demand for, consumables required for production.

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the value of our properties, make it more difficult to raise additional capital, and make it uneconomical for us to continue our exploration activities.

There are inherent risks with foreign operations.

Our business activities are primarily conducted in Mexico, and as such, our activities are exposed to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions, currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico may adversely affect our exploration and possible future development activities. We may also be affected in varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations. In addition, legislation in the U.S., Canada or Mexico regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition.

Our Sierra Mojada Project is located in Mexico and is subject to various levels of political, economic, legal and other risks.

The Sierra Mojada Project, our primary focus, is in Mexico. In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico's status as a developing country may make it more difficult for us to obtain any required financing for the Sierra Mojada Project or other projects in Mexico in the future. Our Sierra Mojada Project is also subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

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

We also have litigation risk with respect to our operations.  In particular, on May 20 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action (the "Action") in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our Mexican subsidiary, Minera Metalin, claiming that we breached an agreement regarding the development of the Sierra Mojada Project. On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of a royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for us.  Although we and our Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses, we may incur costs associated with defending the claim.  We have not accrued any amounts in our financial statements with respect to this claim.

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

Our future operations, including our activities at the Sierra Mojada Project and other exploration activities, will require additional permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of January, 2016 and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for a Court order to record the Action with the Public Registry of Mines. We do not have evidence or information as to the enforcement of this Court order to date. However based on a subsequent ruling (appeal), we believe that it is unlikely that the Court order will be enforced.

In addition, in connection with the purchase of certain mining concessions, Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located. The aggregate amount payable under this royalty is capped at $6.875 million, an amount that will only be reached if there is significant future production from the concessions. As noted above, this royalty is currently the subject of a dispute with a local cooperative. In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay and, potentially, the suspension or termination of our exploration efforts.

Our mineral exploration activities are subject to federal, state and local environmental regulations in the jurisdictions where our mineral properties are located. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. No assurance can be given that environmental standards imposed by these governments will not be changed, thereby possibly materially adversely affecting our proposed activities. Compliance with these environmental requirements may also necessitate significant capital outlays or may materially affect our earning power.

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

Future changes in environmental regulations in the jurisdictions where our projects are located may adversely affect our exploration activities, make them prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we currently hold interests, such as the Sierra Mojada Project, or may hold interests in the future, which are unknown to us at present and that have been caused by us or previous owners or operators, or that may have occurred naturally. We may be liable for remediating any damage that we may have caused. The liability could include costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

In order to finance future operations, we may raise funds through the issuance of common stock or the issuance of debt instruments or other securities convertible into common stock. We cannot predict the size of future issuances of common stock or the size and terms of future issuances of debt instruments or other securities convertible into common stock or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective security holders. Demand for equity securities in the mining industry has been weak; therefore, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

No dividends are anticipated.

At the present time, we do not anticipate paying dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on our earnings, if any, our financial requirements and other factors. There can be no assurance that we will pay dividends.

Our stock price can be extremely volatile.

Our common stock is listed on the TSX and trades on the OTCQB. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to announcements of our business developments, results and progress of our exploration activities at the Sierra Mojada Project, progress reports on our exploration activities, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent months and years. This volatility has had a substantial effect on the share prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

•	volatility in metal prices;

•	political developments in the foreign countries in which our properties, or properties for which we perform services, are located; and

•	news reports relating to trends in our industry or general economic conditions.

These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will achieve or remain at levels at or near its offering price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

On May 20, 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action (the "Action") in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our Mexican subsidiary, Minera Metalin, claiming that we breached an agreement regarding the development of the Sierra Mojada Project.  On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for us.  We and our Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses.  We have not accrued any amounts in our financial statements with respect to this claim. See Note 15 – Commitments and Contingencies to our consolidated financial statements.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2, 2011 to June 28, 2015, our common stock traded on the NYSE MKT or its predecessor stock exchange under the symbol "SVBL". On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group. Since August 26, 2010, our common stock has been trading on the TSX under the symbol "SVB."

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2015, October 31, 2014, as well as through December 31, 2015, as reported by the NYSE MKT, OTCQB and the TSX. The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	NYSE MKT/OTCQB (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(CDN$)
2016
First Quarter (through December 31, 2015)	$0.06	$0.03	$0.08	$0.04

2015
Fourth Quarter (October 31, 2015)	0.10	0.05	0.13	0.07

Third Quarter (July 31, 2015)	0.14	0.06	0.17	0.08

Second Quarter (April 30, 2015)	0.14	0.10	0.18	0.13

First Quarter (January 31, 2015)	0.20	0.13	0.30	0.14

2014
Fourth Quarter (October 31, 2014)	$0.29	$0.12	$0.32	$0.15

Third Quarter (July 31, 2014)	0.35	0.22	0.36	0.25

Second Quarter (April 30, 2014)	0.44	0.30	0.47	0.34

First Quarter (January 31, 2014)	0.39	0.30	0.39	0.30

The closing price of our common stock as reported on December 31, 2015 on the OTCQB, was $0.03 per share.

Holders

As of January 19, 2016, there were 185 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts or otherwise in "street name."

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two calendar years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2015, we had two active formal equity compensation plans.

•	The 2006 Stock Option Plan (the "2006 Plan") was adopted by the board of directors in May 2006, and approved by the shareholders in July 2006. Five million shares of common stock are reserved for issuance under the 2006 Plan. As of October 31, 2015, options to acquire 42,858 shares of common stock are outstanding pursuant to the 2006 Plan and 4,481,523 shares remain available for issuance under the plan.

•	The 2010 Stock Option and Bonus Plan (the "2010 Plan") was adopted by the board of directors in December 2009 and approved by the shareholders in April 2010. Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2015, there are 15,907,265 shares reserved for issuance under the 2010 Plan. Options to acquire 8,615,000 shares of common stock are outstanding pursuant to the 2010 Plan, and 6,621,908 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	8,657,858(1)	$0.46	11,103,431 (2)

Total	8,657,858	$0.46	11,103,431

(1)	Includes: (i) options to acquire 42,858 shares of common stock under the 2006 Plan; and (ii) options to acquire 8,615,000 shares of common stock under the 2010 Plan.

(2)	Includes: (i) 4,481,523 shares of common stock available for issuance under the 2006 Plan; and (ii) 6,621,908 shares of common stock available for issuance under the 2010 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No sales of unregistered equity securities occurred during the period covered by this report.

No purchases of equity securities were made by or on behalf of Silver Bull or any "affiliated purchaser" within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin and Contratistas, and through Minera Metalin's wholly-owned subsidiary, Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property, and are in the exploration stage and may never enter the development or production stage.

On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price.  On June 29, 2015, our shares of common stock began trading on the OTCQB marketplace operated by OTC Markets Group. Our shares of common stock continue to trade on the TSX.

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Current Year Developments

Sierra Mojada Property

Our board of directors approved a calendar year 2015 budget of $0.7 million for the Sierra Mojada Property. The focus of the 2015 calendar year program was the Report described below, continuing to progress in securing additional surface rights, maintaining  our property concessions, internally modeling the potential for a standalone zinc project and internally studying a small silver open pit.

During 2015, we progressed in internally investigating the potential for a high grade underground zinc oxide mine. We also progressed on an internal examination on the potential for a small silver open pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

Mineralized Material Estimate

On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered the Report on the silver and zinc mineralization at the Sierra Mojada Project in accordance with NI 43-101. The Report includes an update on the silver and zinc mineralization which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition using the  net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

"Mineralized material" as used in this Annual Report on Form 10-K, although permissible under the SEC's Industry Guide 7, does not indicate "reserves" by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves."  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Goodwill Impairment

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  Due to a sustained decrease in metal prices including silver and zinc prices, a decrease in the value of our common stock and general market conditions for mineral exploration companies, we concluded that these factors constituted an indication of impairment of our goodwill. At October 31, 2015 we did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on our goodwill impairment test as described in Note 2, Summary of Significant Accounting Policies - Impairment of Long-Lived Assets, Note 2, Summary of Significant Accounting Policies – Goodwill and Note 7, Goodwill, to our consolidated financial statements, we recorded a goodwill impairment of $16,437,000 in the fiscal year ended October 31, 2015. If silver and zinc prices and the general market conditions for exploration companies continue to remain depressed then further impairment of goodwill and impairment of other long-lived assets is likely.

Metallurgical Studies

Current Metallurgical Testing

During May 2015 we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The "fine bubble" flotation test work that was performed did not improve recovery but based on analysis of the results it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery. Due to market conditions further testing is not planned at this time.

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

2016 Exploration Program

As discussed in the "Material Changes in Financial Condition, Liquidity and Capital Resources" section below we have approved a calendar year 2016 capital budget of $0.4 million for the Sierra Mojada Property. The focus of the 2016 calendar year program is continuing to progress in securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit.

During 2016 we intend to continue to internally investigate the potential for a high grade underground zinc oxide mine. In addition, we also intend to continue an internal examination on the potential for a small silver open pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International (the "Gabon Sale"), which held, indirectly, a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash.

Results of Operations

Fiscal Year Ended October 31, 2015 Compared to Fiscal Year Ended October 31, 2014

For the fiscal year ended October 31, 2015, we reported a consolidated net loss of $18,746,000 or approximately $0.12 per share, compared to a consolidated net loss of $4,914,000 or approximately $0.03 per share during the fiscal year ended October 31, 2014. The $13,832,000 increase in the consolidated net loss was primarily due to a $14,381,000 increase in exploration and property holding costs (which was significantly the result of the $16,437,000 goodwill impairment as described in the "Current Year Developments" section) which was partially offset by a $305,000 decrease in general and administrative expenses, and $128,000 in income from discontinued operations, net of income taxes (including a gain on sale of assets of discontinued operations of $287,000, net of income taxes) in the 2015 fiscal year compared to a $184,000 loss from discontinued operations, net of income taxes in the 2014 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $14,381,000 to $17,296,000 in the 2015 fiscal year from $2,915,000 in the 2014 fiscal year. This increase was the result of a $16,437,000 goodwill impairment (as described in the "Current Year Developments" section) which was partially offset by reduced employees and metallurgical costs at the Sierra Mojada Property and the decrease in the $MXN compared to the U.S. dollar in the 2015 fiscal year compared to the 2014 fiscal year. Also, during the fiscal year ended October 31, 2014 we incurred costs related to a NI 43-101 technical report which exceeded the costs of the Report in the fiscal year ended October 31, 2015. In addition, our exploration and property holding costs included $1,559,000 for concession impairment in the 2014 fiscal year as we decided not to pursue further work on certain concessions in the Sierra Mojada Property resulting in an impairment of $1,234,000 and we wrote off the capitalized concession balance related to the Mitzic concession of $325,000 as the recoverability was highly uncertain compared to a $nil concession impairment in the 2015 fiscal year.

General and Administrative Costs

General and administrative expenses decreased $305,000 to $1,485,000 in the 2015 fiscal year from $1,790,000 in the 2014 fiscal year as described below.

Personnel costs decreased $210,000 to $520,000 in the 2015 fiscal year from $730,000 in the 2014 fiscal year. This decrease was mainly due to fewer employees, the decrease in the $CDN compared to the U.S. dollar and decrease in stock based compensation expense to $75,000 in the 2015 fiscal year from $141,000 in the 2014 fiscal year as a result of stock options vesting in the 2015 fiscal year having a lower fair value than stock options vesting in the 2014 fiscal year.

Office and administrative expenses decreased $61,000 to $478,000 in the 2015 fiscal year from $539,000 in the 2014 fiscal year. The decrease was mainly the result of a decrease in investor relation activities and the decrease in the $CDN compared to the U.S. dollar which was partially offset by the fees related to the OTCQB Designation.

Professional services increased $42,000 to $280,000 in the 2015 fiscal year from $238,000 in the 2014 fiscal year. The increase was primarily due to increased legal fees as a result of the OTCQB Designation.

Directors' fees decreased $67,000 to $194,000 in the 2015 fiscal year as compared to $261,000 for the 2014 fiscal year. This decrease in directors' fees was primarily a result of a director not standing for reelection in April 2015 and a decrease in stock based compensation expense to $38,000 in the 2015 fiscal year from $87,000 in the 2014 fiscal year as a result of stock options vesting in the 2015 fiscal year having a lower fair value than stock options vesting in the 2014 fiscal year.

We recorded a provision of $12,000 for uncollectible value-added taxes ("VAT") in the 2015 fiscal year compared to a provision of $19,000 in the 2014 fiscal year.  The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expenses of $93,000 for the 2015 fiscal year as compared to other expenses of $10,000 in the 2014 fiscal year. The significant factors contributing to the increased other expenses were a $94,000 foreign currency transaction loss in the 2015 fiscal year compared to a foreign currency transaction loss of $89,000 in the 2014 fiscal year and $68,000 in miscellaneous income in the 2014 fiscal year.

The foreign currency transaction losses in 2015 and 2014 fiscal years were primarily the result of the depreciation of the Central African franc ("$CFA") and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the 2014 fiscal year was primarily a result of a gain on the sale of mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Pursuant to accounting principles general accepted in the United States of America ("GAAP"), Dome International and Dome International's wholly owned subsidiary, Dome Ventures SARL Gabon, have been reported in discontinued operations for the years ended October 31, 2015 and October 31, 2014 as described in the "Critical Accounting Policies" section.  Loss from discontinued operations, net of income tax expense for the fiscal year ended October 31, 2015 was $159,000 which is mainly exploration and property holding costs of $86,000 and foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. Loss from discontinued operations, net of income tax expense for the 2014 fiscal year was $184,000, which was mainly a result of $28,000 for exploration and property holding costs recovery and a $188,000 concession impairment related to the Ndjole concession. In addition, for the 2015 fiscal year, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $287,000, net of income taxes.

Material Changes in Financial Condition, Liquidity and Capital Resources

Cash Flows

During the 2015 fiscal year, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. In addition we received net proceeds of $1,365,000 in connection with the Gabon Sale. As a result of the exploration activities and general and administrative expenses which were partially offset by the Gabon Sale, cash and cash on hand decreased from $1,879,000 at October 31, 2014 to $951,000 at October 31, 2015.

Cash flows used in operations for the 2015 fiscal year was $2,341,000 as compared to $2,992,000 in the 2014 fiscal year.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses in the 2015 fiscal year compared to the 2014 fiscal year. In addition, accounts payable and accrued liabilities and expenses decreased $163,000 in the 2015 fiscal year compared to $514,000 in the comparable 2014 fiscal year which was partially offset by the decrease in VAT collected in the 2015 fiscal year.

Cash flows provided by investing activities for the 2015 fiscal year was $1,415,000 as the Gabon Sale generated net proceeds of $1,365,000. Cash flows used in investing activities in the 2014 fiscal year was $377,000 which was mainly due to payments of $378,000 for the acquisition property concessions.

Cash flows provided by financing activities for the fiscal year 2015 and 2014 were $nil.

Dome International Sale

On January 23, 2015, we closed the Gabon Sale for net proceeds of $1,365,000 including reimbursement of the Company's expenses of $75,000 in cash.

Capital Resources

As of October 31, 2015, we had cash and cash on hand of $951,000 and working capital of $832,000 as compared to cash and cash on hand of $1,879,000 and working capital of $2,947,000 including $1,282,000 of assets of discontinued operations held for sale and $9,000 of liabilities of discontinued operations held for sale as of October 31, 2014. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses. Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction such as  obtaining adequate equity financing which we have successfully secured periodically since our inception, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

Moreover, any future additional financing in the near term will likely be in the form of the issuance of equity interests, which will result in dilution to our existing shareholders.

Capital Requirements and Liquidity; Need for Additional Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada Property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2016, our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property and a $0.9 million budget for general and administrative expenses. As of December 31, 2015, we had approximately $0.7 million in cash and cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. Also, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders.  If we are unable to fund future operations by obtaining additional financial resources, including public or private offerings of equity, we may be unable to continue our operations for the next 12 months as a going concern.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2015

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date", which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to become effective for our fiscal year beginning November 1, 2018. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for our fiscal year beginning November 1, 2017. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of  Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for our fiscal years, and interim periods within those years, beginning after November 1, 2015. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for our fiscal years and interim periods within those years beginning after November 1, 2017. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosure at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these consolidated financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our consolidated financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

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

Property Concessions

Property concessions acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production. If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment. To date, no property concessions have reached the production stage.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of property concessions.

Exploration Costs

Exploration costs incurred are expensed to the date of establishing that costs incurred are economically recoverable. Exploration expenditures incurred subsequent to the establishment of economic recoverability are capitalized and included in the carrying amount of the related property. To date, we have not established the economic recoverability of our exploration prospects; therefore, all exploration costs are being expensed.

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of our assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flow we estimate the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date. Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies among other factors.

In determining the fair value of our long-lived assets including goodwill we used our market capitalization at October 31, 2015 and reduced this amount by our cash and cash on hand at October 31, 2015. We determined market capitalization less cash and cash on hand to be sufficiently representative of fair value due to the limited number of comparable assets, all of which have unique characteristics. Although our goodwill was impaired in the current year, we do not believe the property concessions and office and mining equipment are impaired.

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

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. We recognize the tax benefit from uncertain tax positions only if it is at least "more likely than not" that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2015 and October 31, 2014 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

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

We also used the Black-Scholes valuation model to determine the fair market value of warrants.  Expected volatility is based upon weighted average historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none as we have not paid dividends and do not anticipate paying any dividends in the foreseeable future.

Foreign Currency Translation

During the years ended October 31, 2015 and October 31, 2014, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the CFA.

During the years ended October 31, 2015 and October 31, 2014 our Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2015 and October 31, 2014, assets and liabilities of our Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with our Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

Discontinued Operations

Dome International consolidated balance sheet amounts and consolidated statements of operations are presented as assets and liabilities of discontinued operations held for sale on the consolidated balance sheets and as income/loss from discontinued operations in the consolidated statements of operations, respectively, for all periods presented. The consolidated statements of cash flow have not been adjusted to reflect assets held for sale and discontinued operations for all periods presented.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" following the signature page of this Annual Report on Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of October 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)    Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2015 was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting

Effective for the fiscal year 2015, we adopted the Internal Control - Integrated Framework (2013) as published by the Committee of Sponsoring Organizations of the Treadway Commission. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see "Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources".

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

We have adopted a Code of Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions.  The full text of our Code of Ethics can be found on the Corporate Governance page of our website – at http://www.silverbullresources.com/s/corporate_governance.asp. In the event our board approves an amendment to or waiver from any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See "Index to Consolidated financial statements" on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/12/2007	1

10.1	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.2	2010 Stock Option Plan and Stock Bonus Plan, as amended	8-K	02/28/2012	10.1

10.3	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Timothy Barry	8-K	02/26/2013	10.1

10.4	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Sean Fallis	8-K	02/26/2013	10.2

10.5	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Brian Edgar	8-K	02/26/2013	10.3

10.6	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis.	8-K	02/26/2015	10.1

10.7	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar.	8-K	06/04/2015	10.1

14	Code of Ethics	10-KSB	10/31/2006	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Hein & Associates LLP				X

23.2	Consent of Tuun Consulting Inc.				X

23.3	Consent of AKF Mining Services Inc.				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

99.1	Sierra Mojada location map. (1)				X

* The following financial information from Silver Bull Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders' Equity, Condensed Consolidated Statements of Cash Flows

(1) Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 19, 2016	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2016	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2016	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 19, 2016	By:	/s/ Joshua Crumb
Joshua Crumb,
Director

Date: January 19, 2016	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 19, 2016	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 19, 2016	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statement of Changes in Stockholders' Equity	F-7

Notes to Consolidated Financial Statements	F-8 - F-22

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, and has a lack of sufficient working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 19, 2016

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	October 31, 2015	October 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$950,878	$1,879,318
Value-added tax receivable, net of allowance for uncollectible taxes of $103,429 and $116,274 respectively (Note 4)	132,207	163,032
Income tax receivable	2,596	2,027
Other receivables	18,400	28,637
Prepaid expenses and deposits	135,421	219,717
Assets of discontinued operations held for sale (Note 3)	—	1,281,518
Total Current Assets	1,239,502	3,574,249

Office and mining equipment, net (Note 5)	305,614	363,519
Property concessions (Note 6)	5,593,263	5,563,263
Goodwill (Note 7)	2,058,031	18,495,031
TOTAL ASSETS	$9,196,410	$27,996,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$119,371	$253,419
Accrued liabilities and expenses (Note 8)	282,933	354,792
Income tax payable	5,436	10,000
Liabilities of discontinued operations held for sale (Note 3)	—	8,894
Total Current Liabilities	407,740	627,105

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 15)

STOCKHOLDERS' EQUITY (Notes 9, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	125,025,319	124,921,150
Accumulated deficit	(118,046,936)	(99,301,107)
Other comprehensive income	219,561	158,188
Total Stockholders' Equity	8,788,670	27,368,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,196,410	$27,996,062

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2015	2014
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	802,029	1,272,580
Depreciation and property concessions' impairment (Note 6)	56,995	1,642,884
Goodwill impairment (Note 7)	16,437,000	—
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	17,296,024	2,915,464

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	519,884	729,583
Office and administrative	477,919	538,691
Professional services	280,018	237,920
Directors' fees	194,175	261,363
Provision for uncollectible value-added taxes	12,062	19,170
Depreciation	889	2,931
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,484,947	1,789,658

LOSS FROM OPERATIONS	(18,780,971)	(4,705,122)

OTHER (EXPENSES) INCOME
Interest and investment income	1,462	10,423
Interest and finance costs (Note 8)	(528)	—
Foreign currency transaction loss	(93,526)	(88,686)
Miscellaneous income	67	68,348
TOTAL OTHER (EXPENSES)	(92,525)	(9,915)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,873,496)	(4,715,037)

INCOME TAX EXPENSE (Note 13)	336	15,260
LOSS FROM CONTINUING OPERATIONS	(18,873,832)	(4,730,297)

Loss from discontinued operations, net of income taxes (Note 3)	(159,277)	(183,954)
Gain on sale of assets of discontinued operations, net of income taxes (Note 3)	287,280	—
NET LOSS	(18,745,829)	(4,914,251)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	54,210	65,026
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 3)	7,163	—
TOTAL OTHER COMPREHENSIVE INCOME	61,373	65,026
COMPREHENSIVE LOSS	$(18,684,456)	$(4,849,225)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Loss) from continuing operations	$(0.12)	$(0.03)
Income (loss) from discontinued operations	—	—
NET LOSS	$(0.12)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,745,829)	$(4,914,251)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and property concessions' impairment	61,189	1,848,259
Goodwill impairment (Note 7)	16,437,000	—
Provision for uncollectible value-added taxes	12,062	19,170
Gain on sale of assets of discontinued operations (Note 3)	(287,280)	—
Other income	—	(48,128)
Foreign currency transaction loss	175,220	146,877
Stock options issued for compensation	104,169	279,373
Changes in operating assets and liabilities:
Restricted cash	—	(1,512)
Value-added tax receivable	(11,147)	137,286
Income tax receivables	(569)	(2,080)
Other receivables	6,690	37,035
Prepaid expenses and deposits	75,019	9,706
Accounts payable	(141,404)	(206,940)
Accrued liabilities and expenses	(21,646)	(307,485)
Income tax payable	(4,564)	10,390
Net cash used in operating activities	(2,341,090)	(2,992,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	80,238	(80,238)
Equipment purchases	—	(13,324)
Proceeds from sale of equipment	—	94,335
Acquisition of property concessions	(30,000)	(377,845)
Net proceeds from sale of discontinued operations (Note 3)	1,364,757	—
Net cash provided by (used in) investing activities	1,414,995	(377,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(9,196)	4,538

Net decrease in cash and cash equivalents	(935,291)	(3,364,834)
Cash and cash equivalents beginning of period	1,886,169 *	5,251,003

Cash and cash equivalents end of period	$950,878	$1,886,169 *

* Cash and cash equivalents at October 31, 2014 included $6,851 recognized in assets of discontinued operations held for sale.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2015	2014

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$9,562	$13,912
Interest paid	$528	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, November 1, 2013	159,072,657	$1,590,726	$124,641,777	$(94,386,856)	$93,162	$31,938,809
Stock option activity as follows:
- Stock based compensation for options issued to officers, employees, consultants and directors	—	—	279,373	—	— —	279,373
Other comprehensive income	—	—	—	—	65,026	65,026
Net loss for the year ended October 31, 2014	—	—	—	(4,914,251)	———	(4,914,251)
Balance, October 31, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957
Stock option activity as follows:
- Stock based compensation for options issued to officers, employees, consultants and directors	—	—	104,169	—	—	104,169
Other comprehensive income	—	—	—	—	61,373	61,373
Net loss for the year ended October 31, 2015	—	—	—	(18,745,829)	—	(18,745,829)
Balance, October 31, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670

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

The Company engages in the business of mineral exploration. The Company currently owns or has the option to acquire a number of property concessions in Mexico (collectively known as the "Sierra Mojada Property"). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. ("Minas").

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary, Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon ("African Resources"), as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015, the Company completed the sale of its subsidiary Dome International Global Inc. ("Dome International"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held the Ndjole Prospect in Gabon (Note 3).

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $118,046,936.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of October 31, 2015, the Company had working capital of $831,762 and cash and cash equivalents of $950,878. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing which the Company has successfully secured periodically since its inception, joint venture opportunities on the Sierra Mojada Property and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

Basis of Presentation

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and prepared using the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1 to the consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2015, the Company has not recognized any revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Property Concessions

Property concessions acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production. If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment. To date, no property concessions have reached the production stage.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses. Assets under construction are depreciated when they are substantially complete and available for their intended use, over their estimated useful lives. Repairs and maintenance of property and equipment are expensed as incurred. Costs incurred to enhance the service potential of property and equipment are capitalized and depreciated over the remaining useful life of the improved asset. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

•	Mining equipment – five to 10 years
•	Vehicles – four years
•	Building and structures – 40 years
•	Computer equipment and software – three years
•	Well equipment – 10 to 40 years
•	Office equipment – three to 10 years

Impairment of Long-Lived Assets

Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flow the Company estimates the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date. Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies among other factors.

In determining the fair value of its long-lived assets including goodwill the Company used its market capitalization at October 31, 2015 and reduced this amount by the Company's cash and cash equivalents at October 31, 2015. The Company determined market capitalization less cash and cash equivalents to be sufficiently representative of fair value due to the limited number of comparable assets, all of which have unique characteristics. Although the Company's goodwill was impaired in the current year, the Company does not believe the property concessions and office and mining equipment are impaired.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. The Company recognizes the tax benefit from uncertain tax positions only if it is at least "more likely than not" that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2015 and October 31, 2014 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

Stock-Based Compensation and Warrants

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant.  Volatility is determined based upon historical volatility of the Company's stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

The Company also uses the Black-Scholes valuation model to determine the fair market value of warrants. Expected volatility is based upon weighted average historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options in the aggregate of 8,657,858 shares and 11,422,144 shares outstanding at October 31, 2015 and 2014, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2015 and October 31, 2014, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the Central African franc ("$CFA").

During the years ended October 31, 2015 and October 31, 2014 the Company's Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company's Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company's Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2015 and October 31, 2014 assets and liabilities of the Company's Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations.  Intercompany transactions and balances with the Company's Gabonese subsidiaries were considered to be planned or anticipated to settle in the foreseeable future. All foreign currency transaction gains and losses on intercompany loans which were considered to be planned or anticipated to settle in the foreseeable future were included in the consolidated statement of operations.

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. The Company records an accrual for the estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made by the Company if there is at least a reasonable possibility that a loss has been incurred, and either an accrual has not been made or an exposure to loss exists in excess of the amount accrued. In cases where only disclosure of the loss contingency is required, either the estimated loss or a range of estimated loss is disclosed or it is stated that an estimate cannot be made. Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

Discontinued Operations

Dome International consolidated balance sheet amounts and consolidated statements of operations are presented as assets and liabilities of discontinued operations held for sale on the consolidated balance sheets and as income/loss from discontinued operations in the consolidated statements of operations, respectively, for all periods presented. The consolidated statements of cash flow have not been adjusted to reflect assets held for sale and discontinued operations for all periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning November 1, 2018. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date," which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to become effective for the Company's fiscal year beginning November 1, 2018. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning November 1, 2017. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals of a component or group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is effective prospectively for the Company's fiscal years, and interim periods within those years, beginning after November 1, 2015. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for the Company's fiscal year and interim periods within those years beginning after November 1, 2017. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company's former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $210,243. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operation of $287,280, net of income taxes.

During the fiscal year ended October 31, 2014, the Company determined that the Ndjole concession was impaired as its carrying amount was not recoverable based on the implied fair value from the proposed sale proceeds. An impairment loss of $187,981 was recognized.

The following table details selected financial information included in the (income) loss from discontinued operations for the fiscal years ended October 31, 2015 and 2014.

	For the Year Ended
	October 31,
	2015	2014

Exploration and property holding costs (recovery)	$85,542	$(28,368)
Depreciation and asset impairment	3,305	202,444
Recovery of uncollectible value added taxes	—	(58,220)
Foreign currency transaction loss	70,430	68,098
Gain on sale of discontinued operations, net of income taxes	(287,280)	—
(Income) loss from discontinued operations, net of income taxes	$(128,003)	$183,954

The major classes of assets and liabilities of Dome International and Dome Gabon are presented as assets held for sale in the consolidated balance sheets are as follows:

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

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $132,207 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the year ended October 31, 2015, a provision of uncollectible VAT of $12,062 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the fiscal years ended October 31, 2015 and 2014 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2013	$127,557
Provision for uncollectible VAT Taxes	19,170
Write-off VAT receivable	(25,066)
Foreign currency translation adjustment	(5,387)
Allowance for uncollectible VAT taxes – October 31, 2014	116,274
Provision for uncollectible VAT Taxes	12,062
Write-off VAT receivable	(3,550)
Foreign currency translation adjustment	(21,357)
Allowance for uncollectible taxes – October 31, 2015	$103,429

NOTE 5 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at October 31, 2015 and October 31, 2014, respectively:

	October 31,	October 31,
	2015	2014

Mining equipment	$504,451	$504,451
Vehicles	81,261	81,261
Buildings and structures	191,966	191,966
Computer equipment and software	83,701	84,989
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	953,947	955,235
Less: Accumulated depreciation	(648,333)	(591,716)
	$305,614	$363,519

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Mexico and Gabon as at October 31, 2015 and 2014, respectively:

	Sierra Mojada,	Mitzic,
	Mexico	Gabon	Total

Property Concessions – October 31, 2013	$6,419,833	$322,141	$6,741,974
Acquisitions	377,845	—	377,845
Impairment	(1,234,415)	(324,560)	(1,558,975)
Foreign currency translation adjustments	—	2,419	2,419
Property Concessions – October 31, 2014	$5,563,263	$—	$5,563,263
Acquisitions	30,000	—	30,000
Property Concessions – October 31, 2015	$5,593,263	$—	$5,593,263

Sierra Mojada, Mexico

During the fiscal year ended October 31, 2014, the Company decided not to pursue further work on certain concessions in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $1,234,415.

Gabon, Africa

During the fiscal year ended October 31, 2014, the Company has written off the capitalized property concession balance related to the Mitzic concession of $324,560 as the recoverability was highly uncertain.

NOTE 7 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Due to a sustained decrease in metal prices including silver and zinc prices, a decrease in the value of the Company's common stock and general market conditions for mineral exploration companies, the Company concluded that these changes constituted an indication of impairment of the goodwill. At October 31, 2015 the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on the Company's goodwill impairment test as described in Note 2, Summary of Significant Accounting Policies - Impairment of Long-Lived Assets and Note 2, Summary of Significant Accounting Policies - Goodwill, to the consolidated financial statements, the Company recorded a goodwill impairment of $16,437,000 in the fiscal year ended October 31, 2015. The Company calculated the goodwill impairment as of October 31, 2015 and the Company calculated the fair value in accordance with level three fair value assumptions. If silver and zinc prices and the general market conditions for exploration companies continue to remain depressed then further impairment of goodwill and impairment of other long-lived assets is likely.

The following is a summary of the Company's goodwill balance as at October 31, 2015 and 2014, respectively:

Goodwill – October 31, 2013	$18,495,031
Goodwill – October 31, 2014	$18,495,031
Impairment	(16,437,000)
Goodwill – October 31, 2015	$2,058,031

NOTE 8 – ACCRUED LIABILITIES AND EXPENSES

The Company financed an insurance premium at an interest rate of 7.99%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $65,250 which is included in accrued liabilities and expenses at October 31, 2015.

NOTE 9 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the board of directors adopted a shareholders' rights plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one common stock purchase right (a "Right") for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of October 31, 2015, there are 159,072,657 shares outstanding with Rights attached.

In certain circumstances, in the event that any person acquires beneficial ownership of 20% or more of the outstanding stock of the Company's common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company's common stock having a value equal to two times such purchase price. The Rights will expire on June 11, 2017.

NOTE 10 - COMMON STOCK

No common stock was issued during the fiscal years ended October 31, 2015 and 2014.

NOTE 11 - STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the fiscal years ended October 31, 2015 and 2014 are as follows:

Year Ended October 31,
Options	2015	2014

Expected volatility	—	48% - 54%
Risk-free interest rate	—	0.31% - 1.19%
Dividend yield	—	—
Expected term (in years)	—	1.50 – 3.50

No option were granted or exercised during the fiscal year ended October 31, 2015.

During the fiscal year ended October 31, 2014, the Company granted options to acquire 2,875,000 shares of common stock with a weighted-average grant-date fair value of $0.09 per share. No options were exercised during the fiscal year ended October 31, 2014.

The following is a summary of stock option activity for the fiscal years ended October 31, 2015 and 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2013	9,205,477	$0.58	3.45	$—
Granted	2,875,000	0.26
Forfeited or Cancelled	(658,333)	0.55
Outstanding at October 31, 2014	11,422,144	$0.50	3.00	$—
Granted	—	—
Forfeited or Cancelled	(2,764,286)	0.64
Outstanding at October 31, 2015	8,657,858	0.46	2.36	$—

Vested or Expected to Vest at October 31, 2015	8,657,858	$0.46	2.36	$—
Exercisable at October 31, 2015	8,182,859	$0.47	2.27	$—

The Company recognized stock-based compensation costs for stock options of $104,169 and $279,373 for the fiscal years ended October 31, 2015 and 2014, respectively. As of October 31, 2015, there remains $20,017 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.46 years.

Summarized information about stock options outstanding and exercisable at October 31, 2015 is as follows:
Options Outstanding					Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,650,000	3.62	$0.26	2,175,001	$0.26
0.37	1,785,000	2.65	0.37	1,785,000	0.37
0.44 – 0.70	3,580,000	1.62	0.53	3,580,000	0.53
1.05 - 1.12	600,000	0.29	1.09	600,000	1.09
2.18	42,858	2.22	2.18	42,858	2.18
$0.26 - 2.18	8,657,858	2.36	$0.46	8,182,859	$0.47

NOTE 12- WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2015 and 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2013	12,643,500	0.55	0.79	—
Expired	(12,643,500)	0.55
Outstanding at October 31, 2014	—	—	—	—
Outstanding at October 31, 2015	—	$—	—	$—
Exercisable at October 31, 2015	—	$—	—	$—

No warrants were issued or exercised during the fiscal years ended October 31, 2015 and 2014.

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

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation files tax returns in the United States and African Resources files a tax return in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2015	2014
United States	$(1,657,000)	$(1,902,000)
Foreign	(17,216,000)	(2,813,000)
Loss from continuing operations	(18,873,000)	(4,715,000)
Income (loss) from discontinued operations	128,000	(184,000)
Loss before income taxes	$(18,745,000)	$(4,899,000)

The components of the provision for income taxes are as follows:
	For the year ended
	October 31,
	2015	2014
Foreign
Current tax expense	$—	$15,000
Deferred tax expense	—	—
Total from continuing operations	—	15,000
Total from discontinued operations	—	—
	$—	$15,000

The Company's provision for income taxes for the fiscal year ended October 31, 2015 consisted of a tax expense of $336 related to a provision to income taxes expense for Contratistas and the Silver Bull Canadian branch return for the fiscal year ended October 31, 2015.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:
	For the year ended
	October 31,
	2015	2014

Income tax benefit calculated at U.S. federal income tax rate	$(6,561,000)	$(1,715,000)

Differences arising from:
Permanent differences due to goodwill impairment (Note 7)	4,931,000	—
Other permanent differences	(944,000)	451,000
Differences due to foreign income tax rates	1,210,000	(715,000)
Adjustment to prior year taxes	(223,000)	(66,000)
Inflation adjustment foreign net operating loss	(272,000)	(394,000)
Foreign currency fluctuations	2,091,000	408,000
(Decrease) increase in valuation allowance	(544,000)	2,056,000
Net operation loss carry forwards expiration – Mexico	220,000	—
Other	92,000	(10,000)
Net income tax provision	$—	$15,000

The components of the deferred tax assets at October 31, 2015 and 2014 were as follows:

	October 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards – U.S.	$11,322,000	$10,748,000
Net capital loss carry forwards – U.S.	165,000	—
Net operating loss carry forwards – Mexico	9,148,000	10,792,000
Stock-based compensation – U.S.	53,000	126,000
Exploration costs	560,000	559,000
Other – U.S.	21,000	35,000
Other – Mexico	20,000	28,000
	21,289,000	22,288,000

Deferred tax liability
Property concessions	—	(409,000)
Total net deferred tax assets	21,289,000	21,879,000
Less: valuation allowance	(21,289,000)	(21,879,000)
Net deferred tax asset	$—	$—

At October 31, 2015 the Company has U.S. net operating loss carry-forwards of approximately $32 million which expire in the years 2018 through 2035.  The Company has U.S net capital loss carry-forwards of approximately $0.5 million which expire in the year 2020. The Company has approximately $31 million of net operating loss carry-forwards in Mexico which expire in the years 2016 through 2025.

The valuation allowance for deferred tax assets of $21.3 and $21.9 million at October 31, 2015 and 2014, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

Net Operating Loss Carry Forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Dome merger in April 2010, substantial changes in the Company's ownership have occurred that may limit or reduce the amount of net operating loss carry forwards that the Company could utilize in the future to offset taxable income.  The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on its operating loss carry forwards. In each period since its inception, the Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain.  As a result, the Company has not recognized any federal or state income tax benefit in its consolidated statement of operations and comprehensive loss.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2015 and 2014, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2015 and accordingly the Company's effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company's principal tax jurisdictions:

United States:	2011 and all following years
Mexico:	2010 and all following years
Canada:	2011 and all following years
Gabon, Africa:	2012 and all following years

The Company has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the next 12 months.

The Company's policy is to classify tax related interest and penalties as income tax expense.  There is no interest or penalties estimated on the underpayment of income taxes as a result of unrecognized tax benefits.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2015 and October 31, 2014, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at October  31, 2015 and October 31, 2014 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and Canadian dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2015 and 2014, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $854,979 and $1,681,759 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2015 and 2014, the U.S. dollar equivalent balance for these accounts was $19,393 and $115,686, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2015, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $508.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican pesos ("$MXN"), $CFA or other currencies.  As a result, currency exchange fluctuations may impact the costs of the Company's operations. Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of October 31, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company's exploration activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company's activities.

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

In addition two of the concessions in the Sierra Mojada Project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (two concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month
(1)	Until July 2018, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments. If a change of control occurs prior to May 30, 2016, the Company is required to make a payment of $200,000 within 20 days of the change of control.
Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Litigation and Claims

On May 20, 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action (the "Action") in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that the Company breached an agreement regarding the development of the Sierra Mojada Project.  On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for the Company. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. The Company has not accrued any amounts in its financial statements with respect to this claim.

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

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. The lease payment during fiscal 2016 are $CDN 94,582 and during fiscal 2017 are $CDN 39,905. As of October 31, 2015, one U.S. dollar approximates $CDN 1.31.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

 Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2015	2014
Net loss for the period
Mexico	$(17,307,000)	$(2,462,000)
Canada	(1,453,000)	(1,772,000)
Gabon	(114,000)	(496,000)
Loss from Continuing Operations	(18,874,000)	(4,730,000)
Income (loss) from Discontinued Operations	128,000	(184,000)
Net Loss	$(18,746,000)	$(4,914,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$932,000	$18,000	$1,000	$951,000
Value-added tax receivable, net	-	132,000	-	132,000
Other receivables	10,000	11,000	-	21,000
Prepaid expenses and deposits	104,000	30,000	1,000	135,000
Office and mining equipment, net	-	306,000	-	306,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	2,058,000	-	2,058,000
	$1,046,000	$8,148,000	$2,000	$9,196,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2014:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,770,000	$96,000	$13,000	$1,879,000
Value-added tax receivable, net	-	160,000	3,000	163,000
Other receivables	5,000	25,000	-	30,000
Prepaid expenses and deposits	140,000	79,000	1,000	220,000
Assets of discontinued operations held for sale	-	-	1,282,000	1,282,000
Office and mining equipment, net	1,000	363,000	-	364,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	18,495,000	-	18,495,000
	$1,916,000	$24,781,000	$1,299,000	$27,996,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in their respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:
	For the Year Ended October 31,
	2015	2014
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(17,263,000)	$(2,499,000)
Gabon Mitzic	(33,000)	(416,000)
	$(17,296,000)	$(2,915,000)