Form 10-Q
period 2016-01-31
SILVER BULL RESOURCES, INC.
filed 2016-03-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 15, 2016, there were 159,072,657 shares of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$585,409	$950,878
Value-added tax receivable, net of allowance for uncollectible taxes of $94,349 and $103,429 respectively (Note 6)	118,798	132,207
Income tax receivable	—	2,596
Other receivables	15,101	18,400
Prepaid expenses and deposits	107,841	135,421
Assets held for sale (Note 7)	37,494	—
Total Current Assets	864,643	1,239,502

Office and mining equipment, net (Note 8)	247,570	305,614
Property concessions (Note 9)	5,563,093	5,593,263
Goodwill (Note 10)	2,058,031	2,058,031
TOTAL ASSETS	$8,733,337	$9,196,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$115,812	$119,371
Accrued liabilities and expenses (Note 11)	281,780	282,933
Income tax payable	5,002	5,436
Total Current Liabilities	402,594	407,740

COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 16)

STOCKHOLDERS’ EQUITY (Notes 12, 13 and 14)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	125,031,324	125,025,319
Deficit accumulated during exploration stage	(118,512,069)	(118,046,936)
Other comprehensive income	220,762	219,561
Total Stockholders’ Equity	8,330,743	8,788,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,733,337	$9,196,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2016	2015

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	106,593	272,097
Depreciation, asset and property concessions’ impairment	50,503	17,632
TOTAL EXPLORATION AND PROPERY HOLDING COSTS	157,096	289,729

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	105,085	154,050
Office and administrative	79,921	160,259
Professional services	91,664	100,382
Directors’ fees	28,130	56,043
Provision for (recovery of) uncollectible value-added taxes	293	(250)
Depreciation	—	445
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	305,093	470,929

LOSS FROM OPERATIONS	(462,189)	(760,658)

OTHER (EXPENSES) INCOME
Interest and investment income	291	258
Interest and finance costs (Note 11)	(714)	—
Foreign currency transaction loss	(5,309)	(98,762)
Miscellaneous income	1,588	—
TOTAL OTHER EXPENSES	(4,144)	(98,504)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(466,333)	(859,162)

INCOME TAX (RECOVERY) EXPENSE	(1,200)	1,571
LOSS FROM CONTINUING OPERATIONS	(465,133)	(860,733)

Loss from discontinued operations, net of income taxes (Note 4)	—	(159,277)
Gain on sale of assets of discontinued operations, net of income taxes (Note 4)	—	296,369
NET LOSS	$(465,133)	$(723,641)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,201	50,347
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	—	7,163
TOTAL OTHER COMPREHENSIVE INCOME	$1,201	$57,510

COMPREHENSIVE LOSS	$(463,932)	$(666,131)
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$—	$—
Loss from discontinued operations	—	—
Net loss	$—	$—
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	159,072,657	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670
Stock option activity as follows:
- Stock-based compensation for options issued to officers and employees	—	—	6,005	—	—	6,005
Other comprehensive income	—	—	—	—	1,201	1,201
Net loss for the three month period ended January 31, 2016	—	—	—	(465,133)	———	(465,133)
Balance, January 31, 2016	159,072,657	$1,590,726	$125,031,324	$(118,512,069)	$220,762	$8,330,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,133)	$(723,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	50,503	21,383
Provision for (recovery of) uncollectible value-added taxes	293	(250)
Gain on sale of assets of discontinued operations (Note 4)	—	(296,369)
Other income	675	—
Foreign currency transaction loss	16,793	172,002
Stock options issued for compensation	6,005	31,189
Changes in operating assets and liabilities:
Value-added tax receivable	1,439	(13,453)
Income taxes receivable	(569)	(2,003)
Other receivables	2,559	855
Prepaid expenses and deposits	27,166	30,788
Accounts payable	(3,553)	(53,119)
Accrued liabilities and expenses	5,810	71,484
Income tax payable	(434)	2,000
Net cash used by operating activities	(358,446)	(759,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	—	80,238
Proceeds from sale of equipment	869	—
Net proceeds from sale of discontinued operations (Note 4)	—	1,373,846
Net cash provided by investing activities	869	1,454,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(7,892)	(19,724)

Net (decrease) increase in cash and cash equivalents	(365,469)	675,226

Cash and cash equivalents beginning of period	950,878	1,886,169

Cash and cash equivalents end of period	$585,409	$2,561,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2016	2015

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$178	$1,541
Interest paid	$714	$—

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon (“African Resources”), as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015, the Company completed the sale of its subsidiary Dome International Global Inc. (“Dome International”), including Dome International’s wholly-owned subsidiary Dome Ventures SARL Gabon (“Dome Gabon”), which held the Ndjole Prospect in Gabon.

The Company’s efforts and expenditures have been concentrated on the exploration of properties, principally in the Sierra Mojada property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $118,512,069.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2016, the Company had working capital of $462,049 and cash and cash equivalents of $585,409. The Company’s continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada property and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable the Company to continue its operations through the end of the current fiscal year as a going concern.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at October 31, 2015 was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, operating results for the three months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2016.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015 filed on January 19, 2016, except as follows.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2016

Effective November 1, 2015, the Company adopted Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning November 1, 2018. Early application is permitted. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for the Company’s fiscal year beginning November 1, 2017. Early application is permitted.  The Company has not determined the effects of this update on the Company’s financial position, and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company’s fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to become effective for the Company’s fiscal year beginning November 1, 2018. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company’s fiscal year beginning November 1, 2017. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for the Company’s fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in Accounting Standards Codification 810. These changes become effective prospectively for the Company’s fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability To Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for the Company’s fiscal year and interim periods within those years beginning after November 1, 2017. Early application is permitted. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company’s former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of certain expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $201,154. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operations of $296,369, net of income taxes.

The following table details selected financial information included in the income from discontinued operations for the three months ended January 31, 2016 and 2015.

	For the Three Months Ended
	January 31,
	2016	2015
Exploration and property holding costs	—	85,542
Depreciation and asset impairment	—	3,305
Foreign currency transaction loss	—	70,430
Gain on sale of discontinued operations, net of taxes	—	(296,369)
Income from discontinued operations, net of income taxes	$—	$(137,092)

NOTE 5 – LOSS PER SHARE

The Company had stock options outstanding at January 31, 2016 and January 31, 2015 that upon exercise were issuable into 8,657,858 and 11,288,808 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $118,798 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the tax returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the three months ended January 31, 2016, a provision for uncollectible VAT of $293 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the three months ended January 31, 2016 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2015	$103,429
Provision for uncollectible VAT taxes	293
Foreign currency translation adjustment	(8,971)
Write-off VAT receivable	(402)
Allowance for uncollectible VAT taxes – January 31, 2016	$94,349

NOTE 7 – ASSETS HELD FOR SALE

The Company has classified certain fixed assets as assets held for sale as at January 31, 2016 as these assets were approved for immediate sale in their present condition, the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.

As at January 31, 2016, the assets held for sale had a net book value of $37,494. An impairment of $7,554 was recorded on assets held for sale during the three months ended January 31, 2016.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2016 and October 31, 2015, respectively:

	January 31,	October 31,
	2016	2015

Mining equipment	$246,615	$504,451
Vehicles	53,451	81,261
Buildings and structures	182,436	191,966
Computer equipment and software	83,701	83,701
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	658,771	953,947
Less: Accumulated depreciation	(411,201)	(648,333)
Office and mining equipment, net	$247,570	$305,614

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at January 31, 2016 and October 31, 2015, respectively:

Property concessions – October 31, 2015	$5,593,263
Impairment	(30,170)
Property concessions – January 31, 2016	$5,563,093

During the three months ended January 31, 2016, the Company decided to reduce the Company’s concession holdings in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $30,170.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  Due to the weakness in the mineral commodity business the Company performed a goodwill impairment test at January 31, 2016. The Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on this test the Company determined that the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

The following is a summary of the Company’s goodwill balance as at January 31, 2016 and October 31, 2015, respectively:

Goodwill – October 31, 2015	$2,058,031
Goodwill – January 31, 2016	$2,058,031

NOTE 11 – ACCRUED LIABILITIES AND EXPENSES

The Company financed an insurance premium at an interest rate of 7.99%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $43,500 which is included in accrued liabilities and expenses at January 31, 2016.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the board of directors adopted a shareholders’ right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one common stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of January 31, 2016, there are 159,072,657 shares outstanding with Rights attached.

In certain circumstances, in the event that any person acquires beneficial ownership of 20% or more of the outstanding stock of the Company’s common stock, each holder of a Right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $20 per Right, a number of shares of the Company’s common stock having a value equal to two times such purchase price.  The Rights will expire on June 11, 2017.

NOTE 13 – COMMON STOCK

No common stock was issued during the three months ended January 31, 2016 and January 31, 2015.

NOTE 14 – STOCK OPTIONS

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

No options were granted or exercised during the three months ended January 31, 2016 and January 31, 2015.

The following is a summary of stock option activity for the three months ended January 31, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	8,657,858	$0.46	2.36	$—
Outstanding at January 31, 2016	8,657,858	$0.46	2.10	$—
Exercisable at January 31, 2016	8,182,859	$0.47	2.02	$—

The Company recognized stock-based compensation costs for stock options of $6,005 and $31,189 for the three months ended January 31, 2016 and 2015, respectively. The Company typically does not recognize any tax benefits for stock options due to the Company’s recurring losses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options that will vest is likely to differ from previous estimates.

Summarized information about stock options outstanding and exercisable at January 31, 2016 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	2,650,000	3.37	$0.26	2,175,001	$0.26
0.37	1,785,000	2.40	0.37	1,785,000	0.37
0.44 – 0.70	3,580,000	1.37	0.53	3,580,000	0.53
1.05 – 1.12	600,000	0.04	1.09	600,000	1.09
2.18	42,858	1.97	2.18	42,858	2.18
$0.26 - 2.18	8,657,858	2.10	$0.46	8,182,859	$0.47

As of January 31, 2016, there was $14,012 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 0.33 years.

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2016 and October 31, 2015, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at January 31, 2016 and October 31, 2015 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2016 and October 31, 2015, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $504,463 and $854,979 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2016 and October 31, 2015, the U.S. dollar equivalent balance for these accounts was $9,584 and $19,393, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2016, a 1% decrease in interest rates would have resulted in a reduction of approximately $88 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of the Company’s operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of January 31, 2016, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

In addition two of the concessions in the Sierra Mojada project are subject to options to purchase from existing third party concession owners. Pursuant to the option purchase agreements, the Company is required to make certain payments over the terms of these contracts to obtain full ownership of these concessions as set forth in the table below:

Nuevo Dulces Nombres (Centenario) and Yolanda III (two concessions)

Payment Date	Payment Amount(1)
Monthly payment beginning August 2016 and ending July 2018	$20,000 per month
(1)	Until July 2018, the Company has the option of acquiring Nuevo Dulces Nombres (100% interest) for $4 million and Yolanda III (100% interest) for $2 million plus a lump sum payment equal to any remaining monthly payments. If a change of control of the Company occurs prior to May 30, 2016, the Company is required to make a payment of $200,000 within 20 days of the change of control.

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada property based on revenues generated from production. Total payments under this royalty are limited to $6.875 million (the “Royalty”).

Litigation and Claims

On May 20, 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action (the “Action”) in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that the Company breached an agreement regarding the development of the Sierra Mojada project.  On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative’s members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for the Company. The Company and the Company’s Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive the final judgment of the court prior to the end of the third quarter. The Company has not accrued any amounts in its unaudited interim condensed consolidated financial statements with respect to this claim.

From time to time, the Company is involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against the Company, and pursue its full legal rights in cases where the Company has been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Office Lease Commitment

The Company entered into a five-year office lease agreement from April 1, 2012 to March 31, 2017 for the Company’s corporate office in Vancouver, Canada. The monthly lease payment is $CDN 7,743 until March 31, 2016, increasing to $CDN 7,981 on April 1, 2016. The lease payments remaining during fiscal 2016 and during fiscal 2017 are $CDN 71,353 and $CDN 39,905. As of January 31, 2016, one U.S. dollar approximates $CDN 1.40.

NOTE 17 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

 Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2016	2015

Mexico	$(162,000)	$(287,000)
Canada	(303,000)	(474,000)
Gabon	—	(100,000)
Loss from Continuing Operations	(465,000)	(861,000)
Discontinued Operations	—	137,000
Net Loss	$(465,000)	$(724,000)

The following table details allocation of assets included in the accompanying balance sheet at January 31, 2016:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$575,000	$9,000	$1,000	$585,000
Value-added tax receivable, net	-	119,000	-	119,000
Other receivables	7,000	8,000	-	15,000
Prepaid expenses and deposits	79,000	28,000	1,000	108,000
Assets held for sale	-	37,000	-	37,000
Office and mining equipment, net	-	248,000	-	248,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	2,058,000	-	2,058,000
	$661,000	$8,070,000	$2,000	$8,733,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$932,000	$18,000	$1,000	$951,000
Value-added tax receivable, net	-	132,000	-	132,000
Other receivables	10,000	11,000	-	21,000
Prepaid expenses and deposits	104,000	30,000	1,000	135,000
Office and mining equipment, net	-	306,000	-	306,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	2,058,000	-	2,058,000
	$1,046,000	$8,148,000	$2,000	$9,196,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:
	For the Three Months Ended
	January 31,
	2016	2015
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(157,000)	$(273,000)
Gabon Mitzic	—	(17,000)
	$(157,000)	$(290,000)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements concern the following, among other things:

•	The sufficiency of our existing cash resources and working capital to enable us to continue our operations through the end of the current fiscal year as a going concern;

•	Our planned activities at the Sierra Mojada project in 2016, including continuing to progress in securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open pit;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 – compliant “reserves”;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The make-up of our board of directors following the 2016 annual meeting of shareholders;
•	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;
•	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
•	Our expectations regarding future recovery of value-added tax paid in Mexico;

•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings;

•	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized; and

•	Our proposed calendar year 2016 capital and operating budgets for the Sierra Mojada project and general and administrative expenses and our ability to decrease those expenditures if circumstances warrant.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including without limitation, risks associated with the following:

●	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;

●	Results of future exploration at our Sierra Mojada Project;

●
Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties (ii) interest rates and (iii) currency exchange rates;

●	The amount and nature of future capital and exploration expenditures;

●	Volatility in our stock price;

●	Our inability to obtain required permits;

●	Competitive factors, includes exploration-related competition;

●	Timing of receipt and maintenance of government approvals;

●	Unanticipated title issues;

●	Changes in tax laws;

●	Changes in regulatory frameworks or regulations affecting our activities;

●	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and

●
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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Our principal offices are located at 925 West Georgia Street, Suite 1908, Vancouver, BC, Canada V6C 3L2, and our telephone number is 604-687-5800.

Properties Concessions and Property Concessions Outlook

Sierra Mojada Property

In January 2016, our Board of Directors approved a calendar-year 2016 budget of $0.4 million for exploration and property holding costs for the Sierra Mojada property. The focus of the 2016 calendar year program is continuing to progress in securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit.

During 2016, we intend to continue to internally investigate the potential for a high grade underground zinc oxide mine. In addition, we intend to continue an internal examination on the potential for a small silver open pit targeting the “at-surface” silver mineralization with a small project with a low strip ratio.

Mineralized Material Estimate

On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered an amended technical report (the “Report”) on the silver and zinc mineralization at the Sierra Mojada project in accordance with Canadian National Instrument 43-101. The Report includes an update on the silver and zinc mineralization which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition using the net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the Securities and Exchange Commission’s (“SEC’s”) Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Metallurgical Studies

During May 2015, we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Due to market conditions, further testing is not planned at this time.

Test work completed by Hazen Research Inc. in 2012 focused on roasting high grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a “Waelz Kiln,” a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site. Due to market conditions no further test work on kilning is currently planned.

In addition, we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of low-grade zinc that occurs in the silver zone and high-grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company’s former subsidiary Dome International Global Inc. (“Dome International”) (the “Gabon Sale”), including Dome International’s wholly-owned subsidiary Dome Ventures SARL Gabon (“Dome Gabon”), which held a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of certain expenses of $75,000 in cash.

Board Changes

Mr. Joshua Crumb informed the board of directors on February 23, 2016 of his decision not to stand for reelection as a director of Silver Bull at the 2016 annual meeting of shareholders (the “Annual Meeting”). Accordingly, Mr. Joshua Crumb will cease being a director at the conclusion of the Annual Meeting.

Results of Operations

Three Months Ended January 31, 2016 and January 31, 2015

For the three months ended January 31, 2016, we experienced a net loss of $465,000, or approximately $nil per share, compared to a net loss of $724,000, or approximately $nil per share, during the comparable period last year. The $259,000 decrease in net loss was primarily due to a $133,000 decrease in exploration and property holding costs, a $166,000 decrease in general and administrative expenses, a $95,000 decrease in other expenses which was partially offset by $137,000 in income from discontinued operations, net of income taxes (including a gain on sale of assets of discontinued operations of $296,000, net of income taxes) in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $133,000 to $157,000 for the three months ended January 31, 2016, compared to $290,000 for the comparable period last year. This decrease was mainly the result of reduced employees, reduced property concessions’ taxes as we decided to reduce our concessions’ holdings in Sierra Mojada, Mexico and the decrease in the Mexico Peso (“$MXN”) compared to the U.S. dollar in the three months ended January 31, 2016 compared to the three months ended January 31, 2015.

General and Administrative Costs

We recorded a general and administrative expense of $305,000 for the three months ended January 31, 2016 as compared to $471,000 for the comparable period last year. The $166,000 decrease was mainly the result of a $49,000 decrease in personnel cost, an $80,000 decrease in office and administrative cost, an $8,000 decrease in professional services and a $28,000 decrease in directors’ fees as described below.

Personnel costs decreased $49,000 to $105,000 for the three months ended January 31, 2016 as compared to $154,000 for the same period last year. This decrease was mainly due to a decrease in the Canadian dollar (“$CDN”) compared to the U.S. dollar and a decrease in stock-based compensation expense to $6,000 in the three months ended January 31, 2016 from $23,000 in the comparable period last year.

Office and administrative costs decreased $80,000 to $80,000 for the three months ended January 31, 2016 as compared to $160,000 for the same period last year. This decrease was mainly the result of a decrease in the $CDN compared to the U.S. dollar in the three months ended January 31, 2016 and a result of a decrease in listing fees due to voluntarily delisting our shares of common stock from the NYSE MKT on June 26, 2015.

Professional fees of $92,000 for the three months ended January 31, 2016 was similar to the $100,000 in such fees for the comparable period last year.

Directors’ fees decreased $28,000 to $28,000 for the three months ended January 31, 2016 as compared to $56,000 for the comparable period last year. This decrease was primarily due to a $13,000 decrease in stock based compensation, a decrease in directors’ fees as a result of a director not standing for reelection in April of 2015 and a reduction of directors’ fee payments of 30% in the three months ended January 31, 2016.

Other (Expenses) Income

We recorded other expense of $4,000 for the three months ended January 31, 2016 as compared to other expense of $99,000 for the comparable period last year. The significant factor in the decrease was a $5,000 foreign currency transaction loss in the three months ended January 31, 2016 compared to a foreign currency transaction loss of $99,000 for the comparable period last year.

The foreign currency transaction loss in the three months ended January 31, 2015 was primarily the result of the depreciation of the Central African Franc (“$CFA”) and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Pursuant to generally accepted accounting principles in the United States of America (“GAAP”), Dome International and Dome International’s wholly owned subsidiary, Dome Ventures, have been reported in discontinued operations for the three months ended January 31, 2015.  Loss from discontinued operations, net of income tax expense for the three months ended January 31, 2015 was $159,000, which is mainly exploration and property holding costs of $86,000 and foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. In addition, for the three months ended January 31, 2015, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $296,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2016, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada property and for general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $951,000 at October 31, 2015 to $585,000 at January 31, 2016.

Cash flows used in operations for the three months ended January 31, 2016 was $358,000 as compared to $759,000 for the comparable period in 2015.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada property and decreased general and administrative expenses.

Cash flows provided by investing activity for the three months ended January 31, 2016 was $1,000. Cash flows provided by investing activity in the comparable period last year was $1,454,000 related to the Gabon Sale proceeds.

Cash flows provided by financing activities for the three months ended January 31, 2016 and 2015 were $nil.

Capital Resources

As of January 31, 2016, we had cash and cash on hand of $585,000 and working capital of $462,000 as compared to cash and cash on hand of $951,000 and working capital of $832,000 as of October 31, 2015. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada property and general and administrative expenses. Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction such as obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada property, asset divestitures or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations through the end of the current fiscal year as a going concern.

Any future additional financing in the near term will likely be in the form of the issuance of equity interests, which will result in dilution to our existing shareholders. Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our limited cash and working capital is depleted.

Capital Requirements and Liquidity; Need for Subsequent Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures including for our Sierra Mojada property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations through the end of the current fiscal year as a going concern.

The continued exploration of the Sierra Mojada property will require significant amounts of additional capital. In January 2016, our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada property and a $0.9 million budget for general and administrative expenses. As of February 29, 2016, we had approximately $0.55 million in cash and cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund operations by obtaining additional financial resources, there is substantial doubt as to whether we can continue our operations through the end of the current fiscal year as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada property ultimately will require us to raise significant additional capital or identify a strategic partner.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2015 filed on January 19, 2016.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2016

Effective November 1, 2015, we adopted Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for our fiscal year beginning November 1, 2017. Early application is permitted.  We have not determined the effects of this update on our financial position, and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to become effective for our fiscal year beginning November 1, 2018. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for our fiscal year beginning November 1, 2017. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of  Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in Accounting Standards Codification 810. These changes become effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability To Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for our fiscal years and interim periods within those years beginning after November 1, 2017. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on our present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2016.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2016, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

See Note 16 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS.

There were no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

10.1	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Timothy Barry	8-K	02/23/2016	10.1

10.2	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Sean Fallis	8-K	02/23/2016	10.2

10.3	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Brian Edgar	8-K	02/23/2016	10.3
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three  months ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 15, 2016	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2016	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)