Form 10-Q
period 2016-04-30
SILVER BULL RESOURCES, INC.
filed 2016-06-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of June 13, 2016, there were 166,764,967 shares of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$407,877	$950,878
Value-added tax receivable, net of allowance for uncollectible taxes of $98,788 and $103,429, respectively (Note 6)	110,987	132,207
Income tax receivable	—	2,596
Other receivables	6,047	18,400
Prepaid expenses and deposits	81,625	135,421
Assets held for sale (Note 7)	28,795	—
Total Current Assets	635,331	1,239,502

Office and mining equipment, net (Note 8)	240,215	305,614
Property concessions (Note 9)	5,563,093	5,593,263
Goodwill (Note 10)	2,058,031	2,058,031
TOTAL ASSETS	$8,496,670	$9,196,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$175,172	$119,371
Accrued liabilities and expenses (Note 11)	258,569	282,933
Income tax payable	2,003	5,436
Total Current Liabilities	435,744	407,740

COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 16)

STOCKHOLDERS’ EQUITY (Notes 12, 13 and 14)
Common stock, $0.01 par value; 300,000,000 shares authorized, 159,072,657 and 159,072,657 shares issued and outstanding, respectively	1,590,726	1,590,726
Additional paid-in capital	125,081,556	125,025,319
Deficit accumulated during exploration stage	(118,826,021)	(118,046,936)
Other comprehensive income	214,665	219,561
Total Stockholders’ Equity	8,060,926	8,788,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,496,670	$9,196,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	97,990	138,570	204,583	410,667
Depreciation, asset and property concessions’ impairment	7,627	14,949	58,130	32,581
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	105,617	153,519	262,713	443,248

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	110,837	131,114	215,922	285,164
Office and administrative	103,821	124,204	183,742	284,463
Professional services	75,447	65,063	167,111	165,445
Directors’ fees	40,621	50,517	68,751	106,560
(Recovery of) provision for uncollectible value-added taxes	(232)	6,485	61	6,235
Depreciation	—	444	—	889
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	330,494	377,827	635,587	848,756

LOSS FROM OPERATIONS	(436,111)	(531,346)	(898,300)	(1,292,004)

OTHER INCOME (EXPENSES)
Interest and investment income	290	382	581	640
Interest and finance costs (Note 11)	(714)	—	(1,428)	—
Foreign currency transaction (loss) gain	(3,751)	12,763	(9,060)	(85,999)
Miscellaneous income (Note 7)	127,850	—	129,438	—
TOTAL OTHER INCOME (EXPENSES)	123,675	13,145	119,531	(85,359)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(312,436)	(518,201)	(778,769)	(1,377,363)

INCOME TAX EXPENSE	1,516	3,070	316	4,641

LOSS FROM CONTINUING OPERATIONS	(313,952)	(521,271)	(779,085)	(1,382,004)

Loss from discontinued operations, net of income taxes (Note 4)	—	—	—	(159,277)
(Loss) gain on sale of assets of discontinued operations, net of income taxes (Note 4)	—	(10,963)	—	285,406
NET LOSS	$(313,952)	$(532,234)	$(779,085)	$(1,255,875)
OTHER COMPREHENSIVE (LOSS) INCOME Foreign currency translation adjustments	(6,097)	2,977	(4,896	53,324
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	—	—	—	7,163
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(6,097)	2,977	(4,896)	60,487
COMPREHENSIVE LOSS	$(320,049)	$(529,257)	$(783,981)	$(1,195,388)

BASIC AND DILUTED NET LOSS PER COMMON SHARE Loss from continuing operations	$—	$—	$—	$(0.01)
Loss from discontinued operations	—	—	—	—
Net loss	$—	$—	$—	$(0.01	) )
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 5)	159,072,657	159,072,657	159,072,657	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers and employees	—	—	56,237	—	—	56,237
Other comprehensive loss	—	—	—	—	(4,896)	(4,896)
Net loss for the six month period ended April 30, 2016	—	—	—	(779,085)	———	(779,085)
Balance, April 30, 2016	159,072,657	$1,590,726	$125,081,556	$(118,826,021)	$214,665	$8,060,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(779,085)	$(1,255,875)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	58,130	36,775
Provision for uncollectible value-added taxes	61	6,235
Gain on sale of assets of discontinued operations (Note 4)	—	(285,406)
Gain on sale of office and mining equipment (Note 7)	(127,612)	—
Other income	(913)	—
Foreign currency transaction (loss) gain	(8,338)	176,430
Stock options issued for compensation	56,237	61,014
Changes in operating assets and liabilities:
Value-added tax receivable	15,591	46
Income taxes receivable	2,441	77
Other receivables	11,886	(9,769)
Prepaid expenses and deposit	52,895	71,224
Accounts payable	55,801	(64,405)
Accrued liabilities and expenses	(25,402)	(70,042)
Income tax payable	(3,433)	4,000
Net cash used in operating activities	(691,741)	(1,329,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	—	80,238
Proceeds from sale of equipment	139,766	—
Net proceeds from sale of discontinued operations (Note 4)	—	1,362,883
Net cash provided by investing activities	139,766	1,443,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	8,974	(24,315)

Net (decrease) increase in cash and cash equivalents	(543,001)	89,110
Cash and cash equivalents, beginning of period	950,878	1,886,169

Cash and cash equivalents, end of period	$407,877	$1,975,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2016	2015
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,785	$2,846
Interest paid	$1,428	$—

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $118,826,021.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2016 and prior to the private placement described below, the Company had working capital of $199,587 and cash and cash equivalents of $407,877. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options and accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.

On May 19 and June 3, 2016, the Company completed the first and second tranches, respectively, of a private placement (the “Private Placement”) of an aggregate of 7,692,310 units (the “Units”) at a purchase price of Canadian dollar (“$CDN”) $0.13 per Unit for aggregate gross proceeds of $CDN 1,000,000. Each Unit consists of one share of the Company’s common stock and one warrant (the “Warrant”).  Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 until the date that is 12 months following closing of the Private Placement. If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is US$0.18 or higher for five consecutive trading days then the Warrant will expire 30 trading days from such fifth consecutive day.
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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, operating results for the six months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2016.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015 filed on January 19, 2016, except as follows.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2016

Effective November 1, 2015, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2017. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company's fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning November 1, 2018. Early application is permitted. The Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

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

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company’s former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of certain expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $212,117. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operations of $285,406, net of income taxes.

The following table details selected financial information included in the income from discontinued operations for the three months and six months ended April 30, 2016 and 2015.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015
Exploration and property holding costs	$—	$—	$—	$85,542
Depreciation and asset impairment	—	—	—	3,305
Foreign currency transaction loss	—	—	—	70,430
Loss (gain) on sale of assets of discontinued operations, net of income taxes	—	10,963	—	(285,406)
Loss (income) from discontinued operations, net of income taxes	$—	$10,963	$—	$(126,129)

NOTE 5 – LOSS PER SHARE

The Company had stock options outstanding at April 30, 2016 and 2015 that upon exercise were issuable into 12,132,858 and 10,330,358 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $110,987 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the tax returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the six months ended April 30, 2016, an additional provision for uncollectible VAT of $61 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the six months ended April 30, 2016 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2015	$103,429
Provision for uncollectible VAT taxes	61
Foreign currency translation adjustment	(4,100)
Write-off VAT receivable	(602)
Allowance for uncollectible VAT taxes – April 30, 2016	$98,788

NOTE 7 – ASSETS HELD FOR SALE

The Company has classified certain fixed assets as assets held for sale as at April 30, 2016 as these assets were approved for immediate sale in their present condition, the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.

As at April 30, 2016, the assets held for sale had a net book value of $28,795. An impairment of $7,554 was recorded on assets held for sale during the six months ended April 30, 2016. During the six months ended April 30, 2016, the Company recorded a gain on sale of office and mining equipment of $127,612 which is included in miscellaneous income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2016 and October 31, 2015, respectively:

	April 30,	October 31,
	2016	2015

Mining equipment	$251,697	$504,451
Vehicles	53,451	81,261
Buildings and structures	182,436	191,966
Computer equipment and software	83,701	83,701
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	663,853	953,947
Less: Accumulated depreciation	(423,638)	(648,333)
Office and mining equipment, net	$240,215	$305,614

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at April 30, 2016 and October 31, 2015, respectively:

Property concessions – October 31, 2015	$5,593,263
Impairment	(30,170)
Property concessions – April 30, 2016	$5,563,093

During the six months ended April 30, 2016, the Company decided to reduce the Company’s concession holdings in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $30,170.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  On April 30, 2016, the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on this test the Company determined that the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary.

The following is a summary of the Company’s goodwill balance as at April 30, 2016 and October 31, 2015, respectively:

Goodwill – October 31, 2015	$2,058,031
Goodwill – April 30, 2016	$2,058,031

NOTE 11 – ACCRUED LIABILITIES AND EXPENSES

The Company financed an insurance premium at an interest rate of 7.99%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $21,750 which is included in accrued liabilities and expenses at April 30, 2016.

NOTE 12 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the board of directors adopted a shareholders’ right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one common stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of April 30, 2016, there are 159,072,657 shares outstanding with Rights attached.

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

NOTE 13 – COMMON STOCK

No common stock was issued during the six months ended April 30, 2016 and April 30, 2015.

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

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2016 and 2015 are as follows:

Six Months Ended April 30,
Options	2016	2015

Expected volatility	65% - 70%	—
Risk-free interest rate	0.83% - 0.98%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

During the six months ended April 30, 2016, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.02 per share and an exercise price of $CDN 0.075 per share. No options were exercised during the six months ended April 30, 2016.

No options were granted or exercised during the six months ended April 30, 2015.

The following is a summary of stock option activity for the six months ended April 30, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	8,657,858	$0.46	2.36	$—
Granted	4,075,000	$0.06
Forfeited or Cancelled	(600,000)	$1.09
Outstanding at April 30, 2016	12,132,858	$0.30	2.89	$204,687
Exercisable at April 30, 2016	8,941,193	$0.37	2.28	$68,229

The Company recognized stock-based compensation costs for stock options of $56,237 and $61,014 for the six months ended April 30, 2016 and 2015, respectively. As of April 30, 2016, there was $61,887 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.62 years.

Summarized information about stock options outstanding and exercisable at April 30, 2016 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	4.82	$0.06	1,358,334	$0.06
0.26	2,650,000	2.97	0.26	2,175,001	0.26
0.37	1,785,000	2.07	0.37	1,785,000	0.37
0.44 – 0.70	3,580,000	1.06	0.53	3,580,000	0.53
2.18	42,858	1.72	2.18	42,858	2.18
$0.06 - 2.18	12,132,858	2.89	$0.30	8,941,193	$0.37

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2016 and October 31, 2015, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at April 30, 2016 and October 31, 2015 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable creditworthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2016 and October 31, 2015, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $217,726 and $854,979 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2016 and October 31, 2015, the U.S. dollar equivalent balance for these accounts was $110,258 and $19,393, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2016, a 1% decrease in interest rates would have resulted in a reduction of approximately $169 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos (“$MXN”), Central African Francs (“$CFA”) or other currencies.  As a result, currency exchange fluctuations may impact the costs of the Company’s operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of April 30, 2016, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Litigation and Claims

On May 20, 2014 a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action (the “Action”) in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera, claiming that Minera breached an agreement regarding the development of the Sierra Mojada project.  On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative’s members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for Minera under this agreement and Minera never committed to hiring them. The Company and the Company’s Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive the final judgment of the court prior to the end of the third quarter. The Company has not accrued any amounts in its unaudited interim condensed consolidated financial statements with respect to this claim.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera, claiming that Minera had breached an agreement regarding the development of the Sierra Mojada project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera filed its response to the complaint, asserting various defenses, including that Minera  terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The lawsuit is currently in the phase of evidence submission by the parties.  The Company and the Company’s Mexican legal have asserted all applicable defenses.  The Company has not accrued any amounts in its unaudited interim condensed consolidated financial statements with respect to this claim.
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

Geographic information is approximately as follows:
	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Mexico	$37,000	$(168,000)	$(125,000)	$(455,000)
Canada	(342,000)	(359,000)	(645,000)	(833,000)
Gabon	(9,000)	6,000	(9,000)	(94,000)
Loss from Continuing Operations	(314,000)	(521,000)	(779,000)	(1,382,000)
(Loss) income from discontinued operations	—	(11,000)	—	126,000
Net Loss	$(314,000)	$(532,000)	$(779,000)	$(1,256,000)

The following table details allocation of assets included in the accompanying balance sheet at April 30, 2016:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$298,000	$110,000	$-	$408,000
Value-added tax receivable, net	-	111,000	-	111,000
Other receivables	4,000	2,000	-	6,000
Prepaid expenses and deposits	54,000	27,000	1,000	82,000
Assets held for sale	-	29,000	-	29,000
Office and mining equipment, net	-	240,000	-	240,000
Property concessions	-	5,563,000	-	5,563,000
Goodwill	-	2,058,000	-	2,058,000
	$356,000	$8,140,000	$1,000	$8,497,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$932,000	$18,000	$1,000	$951,000
Value-added tax receivable, net	-	132,000	-	132,000
Other receivables	10,000	11,000	-	21,000
Prepaid expenses and deposits	104,000	30,000	1,000	135,000
Office and mining equipment, net	-	306,000	-	306,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	2,058,000	-	2,058,000
	$1,046,000	$8,148,000	$2,000	$9,196,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(96,000)	$(158,000)	$(253,000)	$(431,000)
Gabon Mitzic	(10,000)	4,000	(10,000)	(12,000)
	$(106,000)	$(154,000)	$(263,000)	$(443,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements concern the following, among other things:

•	The sufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;

•	Our planned activities at the Sierra Mojada project in 2016, including continuing to progress in securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open pit;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 – compliant “reserves”;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;
•	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
•	Our expectations regarding future recovery of value-added tax paid in Mexico;

•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings;

•	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized; and

•	Our proposed calendar year 2016 capital and operating budgets for the Sierra Mojada project and general and administrative expenses and our ability to decrease those expenditures if circumstances warrant.

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
●
Political and economic instability in Mexico and other countries in which we conduct our business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies;

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

Board Changes

Mr. Joshua Crumb informed the board of directors on February 23, 2016 of his decision not to stand for reelection as a director of Silver Bull at the 2016 annual meeting of shareholders (the “Annual Meeting”). Accordingly, Mr. Joshua Crumb ceased being a director at the conclusion of the Annual Meeting.

Results of Operations

Three Months Ended April 30, 2016 and April 30, 2015

For the three months ended April 30, 2016, we experienced a net loss of $314,000, or approximately $nil per share, compared to a net loss of $532,000, or approximately $nil per share, during the comparable period last year. The $218,000 decrease in net loss was primarily due to a $48,000 decrease in exploration and property holding costs, a $48,000 decrease in general and administrative expenses and a $111,000 increase in other income compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $48,000 to $106,000 for the three months ended April 30, 2016, compared to $154,000 for the comparable period last year. This decrease was mainly the result of reduced employees in Mexico and the decrease in the value of the Mexico Peso (“$MXN”) compared to the U.S. dollar in the three months ended April 30, 2016.

General and Administrative Costs

We recorded a general and administrative expense of $330,000 for the three months ended April 30, 2016 as compared to $378,000 for the comparable period last year. The $48,000 decrease was mainly the result of a $20,000 decrease in personnel cost, a $20,000 decrease in office and administrative expenses, a $10,000 decrease in directors’ fees and a $6,000 decrease in provision for uncollectible value added taxes which was partially offset by a $10,000 increase in professional fees.

Personnel costs decreased $20,000 to $111,000 for the three months ended April 30, 2016 as compared to $131,000 for the same period last year. This decrease was mainly due to reduced salaries for certain employees and the decrease in the value of the Canadian dollar (“$CDN”) compared to the U.S. dollar which was partially offset by a $11,000 increase in stock-based compensation expense in the three months ended April 30, 2016 compared to the comparable period last year.

Office and administrative expenses decreased $20,000 to $104,000 for the three months ended April 30, 2016 compared to $124,000 for the comparable period last year.  This decrease was mainly the result of a decrease in the value of the $CDN compared to the U.S. dollar in the three months ended April 30, 2016.

Professional fees increased $10,000 to $75,000 for the three months ended April 30, 2016 compared to $65,000 for the comparable period last year. This increase is mainly due to an increase in legal fees.

Directors’ fees decreased $10,000 to $41,000 for the three months ended April 30, 2016 as compared to $51,000 for the comparable period last year. The decrease was primarily due to a reduction in the number of directors and a decrease in director fees.

We recorded a provision of $nil for uncollectible value-added taxes (“VAT”) for the three months ended April 30, 2016 as compared to $6,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $124,000 for the three months ended April 30, 2016 as compared to $13,000 for the comparable period last year. The significant factor was $128,000 in miscellaneous income in the three months ended April 30, 2016 as compared to $nil in miscellaneous income for the comparable period last year.

The miscellaneous income in the three months ended April 30, 2016 was primarily the result of a $128,000 gain on the sale of office and mining equipment at the Sierra Mojada Property.

Six Months Ended April 30, 2016 and April 30, 2015

For the six months ended April 30, 2016, we experienced a net loss of $779,000, or approximately $nil per share, compared to a net loss of $1,256,000, or approximately $0.01 per share, during the comparable period last year. The $477,000 decrease in the net loss was primarily due to a $180,000 decrease in exploration and property holding costs, a $213,000 decrease in general and administrative expenses and $120,000 in other income in the six months ended April 30, 2016 compared to $85,000 in other expenses in the comparable period last year. This was partially offset by $126,000 in income from discontinued operations, net of income taxes (including a gain on sale of assets of discontinued operations of $285,000, net of income taxes) in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $180,000 to $263,000 for the six months ended April 30, 2016 compared to $443,000 for the comparable period last year. This decrease was the result of reduced employees, reduced property concessions’ taxes as we decided to reduce our concessions’ holdings in Sierra Mojada, Mexico and the decrease in the value of the $MXN compared to the U.S. dollar in the six months ended April 30, 2016 compared to the six months ended April 30, 2015.

General and Administrative Costs

General and administrative expenses decreased $213,000 to $636,000 for the six months ended April 30, 2016 as compared to $849,000 for the comparable period last year. This decrease was mainly the result of a $69,000 decrease in personnel cost, a $100,000 decrease in office and administrative cost, a $38,000 decrease in directors’ fees and a $6,000 decrease in provision for uncollectible value-added taxes.

Personnel costs decreased $69,000 to $216,000 for the six months ended April 30, 2016 as compared to $285,000 for the same period last year. This decrease was mainly due to the reduced salaries for certain employees, the decrease in the value of the $CDN compared to the U.S. dollar and the decrease in stock-based compensation expense to $38,000 in the six months ended April, 30, 2016 from $47,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2016 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative expenses decreased $100,000 to $184,000 for the six months ended April 30, 2016 as compared to $284,000 for the comparable period last year. This decrease was mainly the result of a decrease in the value of the $CDN compared to the U.S. dollar in the six months ended April 30, 2016 and a decrease in listing fees due to voluntarily delisting our shares of common stock from the NYSE MKT on June 26, 2015.

Professional fees of $167,000 for the six months ended April 30, 2016 was similar to the $165,000 in such fees for the comparable period last year.

Directors’ fees decreased $38,000 to $69,000 for the six months ended April 30, 2016 as compared to $107,000 for the comparable period last year. This decrease was primarily due to a reduction in the number of directors, a decrease in director fees and a $6,000 decrease in stock-based compensation as a result of stock options vesting in the six months ended April 30, 2016 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $nil for the six months ended April 30, 2016 for uncollectible VAT compared to a provision of $6,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded $120,000 other income for the six months ended April 30, 2016 as compared to other expenses of $85,000 for the comparable period last year. The significant factors contributing to other income was $129,000 in miscellaneous income and a $9,000 foreign currency transaction loss compared to a $86,000 foreign currency transaction loss for the comparable period last year.

The foreign currency transaction loss in the six months ended April 30, 2015 was primarily the result of the depreciation of the $CFA and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries. The miscellaneous income in the six months ended April 30, 2016 was primarily the result of a $128,000 gain on the sale of office and mining equipment at the Sierra Mojada Property.

Results of Discontinued Operations

Pursuant to GAAP, Dome International and Dome International’s wholly owned subsidiary, Dome Ventures, have been reported in discontinued operations for the six months ended April 30, 2015.  Loss from discontinued operations, net of income tax expense for the six months ended April 30, 2015 was $159,000, which is mainly exploration and property holding costs of $86,000 and a foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. In addition, for the six months ended April 30, 2015, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $285,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

2016 Private Placement

On May 19 and June 3, 2016, we completed the first and second tranches, respectively of a private placement (the “Private Placement”) of an aggregate of 7,692,310 units (the “Units”) at a purchase price of $CDN 0.13 per unit for aggregate gross proceeds of $CDN 1,000,000. Each Unit consists of one share of our common stock and one warrant (the “Warrant”).  Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 until the date that is 12 months following closing of the Private Placement. If the closing price of our common stock on the OTCQB Venture Marketplace is US$0.18 or higher for five consecutive trading days, then the Warrant will expire 30 trading days from such fifth consecutive day.
Cash Flows

During the six months ended April 30, 2016, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses.  As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $951,000 at October 31, 2015 to $408,000 at April 30, 2016.

Cash flows used in operating activities for the six months ended April 30, 2016 was $692,000 as compared to $1,330,000 for the comparable period in 2015.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses.

Cash flows provided by investing activities for the six months ended April 30, 2016 was $140,000 in proceeds from the sale of office and mining equipment. Cash flows provided by investing activities in the comparable period last year was $1,443,000 which was significantly related to the Gabon Sale proceeds of $1,363,000.

Cash flows provided by financing activities for the six months ended April 30, 2016 and 2015 were $nil.

Capital Resources

As of April 30, 2016, we had cash and cash on hand of $408,000 and working capital of $200,000 as compared to cash and cash on hand of $951,000 and working capital of $832,000 as of October 31, 2015. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by the proceeds from the sale of office and mining equipment.

Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction such as  obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options and accordingly, even after taking into account the proceeds from our recent Private Placement, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2016, our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property and a $0.9 million budget for general and administrative expenses. As of the closing of the second tranche of the Private Placement on June 3, 2016, we had approximately $1.0 million in cash and cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The critical accounting policies are defined in our consolidated financial statements and notes therefore contained in our Annual Report on Form 10-K for the year ended October 31, 2015 filed on January 19, 2016.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2016

Effective November 1, 2015, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2017. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for our fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2016.

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

(b)   Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2016, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On May 19 and June 3, 2016, the Company completed the first and second tranches, respectively, of a private placement (the “Private Placement”) of an aggregate of 7,692,310 units (the “Units”) at a purchase price of $CDN 0.13 per Unit for aggregate gross proceeds of $CDN 1,000,000.  Each Unit consists of one share of the Company’s common stock and one warrant (the “Warrant”).  Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 until the date that is 12 months following closing of the Private Placement.  If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is US$0.18 or higher for five consecutive trading days, then the Warrant will expire 30 trading days from such fifth consecutive day.
In the first and second tranches of the Private Placement, the Company agreed to pay finder’s fees totaling $CDN 18,195 in connection with the subscriptions. One insider of the Company acquired 192,810 Units in the Private Placement.
In the Private Placement, the securities were issued to non-U.S. persons in off-shore transactions pursuant to the exemption from registration provided for under Regulation S, promulgated under the Securities Act.  Each investor represented that he, she or it was not a “U.S. person” as such term is defined in Regulation S.

ITEM 6.  EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed Herewith

10.1	Form of Subscription Agreement	8-K	05/23/2016	10.1

10.2	Form of Warrant Certificate	8-K	05/23/2016	10.2

10.3+	2010 Stock Option Plan and Stock Bonus Plan, as amended				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

+ Indicates a management contract or compensatory plan or arrangement.

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 13, 2016	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 13, 2016	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)