Form 10-Q
period 2016-07-31
SILVER BULL RESOURCES, INC.
filed 2016-09-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

777 Dunsmuir Street, Suite 1610
Vancouver, B.C. V7Y 1K4
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
Yes ☐ No ☑

As of September 13, 2016, there were 174,774,967 shares of the registrant's $0.01 par value common stock outstanding, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,511,172	$950,878
Value-added tax receivable, net of allowance for uncollectible taxes of $91,043 and $103,429, respectively (Note 6)	110,550	132,207
Income tax receivable	—	2,596
Other receivables	7,334	18,400
Prepaid expenses and deposits	52,756	135,421
Assets held for sale (Note 7)	28,794	—
Total Current Assets	1,710,606	1,239,502

Office and mining equipment, net (Note 8)	232,413	305,614
Property concessions (Note 9)	5,004,386	5,593,263
Goodwill (Note 10)	2,058,031	2,058,031
TOTAL ASSETS	$9,005,436	$9,196,410

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$173,810	$119,371
Accrued liabilities and expenses	290,706	282,933
Income tax payable	2,000	5,436
Total Current Liabilities	466,516	407,740

COMMITMENTS AND CONTINGENCIES (Notes 1, 11 and 16)

STOCKHOLDERS' EQUITY (Notes 11, 12, 13 and 14)
Common stock, $0.01 par value; 300,000,000 shares authorized, 174,774,967 and 159,072,657 shares issued and outstanding, respectively	1,747,749	1,590,726
Additional paid-in capital	126,477,586	125,025,319
Deficit accumulated during exploration stage	(119,903,662)	(118,046,936)
Other comprehensive income	217,247	219,561
Total Stockholders' Equity	8,538,920	8,788,670

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,005,436	$9,196,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	179,253	240,496	383,836	651,163
Depreciation, asset and property concessions' impairment (Notes 8 and 9)	566,510	13,479	624,640	46,060
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	745,763	253,975	1,008,476	697,223

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	113,866	125,560	329,788	410,724
Office and administrative	139,192	103,396	322,934	387,859
Professional services	24,847	82,048	191,958	247,493
Directors' fees	33,411	48,104	102,162	154,664
Provision for uncollectible value-added taxes	1,231	3,217	1,292	9,452
Depreciation	—	—	—	889
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	312,547	362,325	948,134	1,211,081

LOSS FROM OPERATIONS	(1,058,310)	(616,300)	(1,956,610)	(1,908,304)

OTHER (EXPENSES) INCOME
Interest and investment income	148	132	729	772
Interest and finance costs	(715)	—	(2,143)	—
Foreign currency transaction loss	(22,977)	(16,396)	(32,037)	(102,395)
Miscellaneous income (Note 7)	4,387	—	133,825	—
TOTAL OTHER (EXPENSES) INCOME	(19,157)	(16,264)	100,374	(101,623)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,077,467)	(632,564)	(1,856,236)	(2,009,927)

INCOME TAX EXPENSE	174	1,509	490	6,150

LOSS FROM CONTINUING OPERATIONS	(1,077,641)	(634,073)	(1,856,726)	(2,016,077)

Loss from discontinued operations, net of income taxes (Note 4)	—	—	—	(159,277)
(Loss) gain on sale of assets of discontinued operations, net of income taxes (Note 4)	—	(1,182)	—	284,224
NET LOSS	$(1,077,641)	$(635,255)	$(1,856,726)	$(1,891,130)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,582	88	(2,314)	53,412
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 4)	—	—	—	7,163
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,582	88	(2,314)	60,575
COMPREHENSIVE LOSS	$(1,075,059)	$(635,167)	$(1,859,040)	$(1,830,555)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operation	$(0.01)	$—	$(0.01)	$(0.01)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.01)	$—	$(0.01)	$(0.01	) )
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 5)	166,757,070	159,072,657	161,652,825	159,072,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670
Issuance of common stock as follows:
- for cash at a price of Canadian dollar ("$CDN") $0.13 per share with attached warrants less offering costs of $56,487 (Note 12)	11,362,310	113,623	967,533	—	—	1,081,156
- for cash at a price of $CDN 0.15 per share with attached warrants less offering costs of $63,093 (Note 12)	4,340,000	43,400	398,236	—	—	441,636
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to directors, officers and employees	—	—	74,877	—	—	74,877
- fair value of warrants issued to agent in connection with the $CDN 0.15 per share private placement (Notes 12 and 14)	—	—	11,621	—	—	11,621
Other comprehensive loss	—	—	—	—	(2,314)	(2,314)
Net loss for the nine month period ended July 31, 2016	—	—	—	(1,856,726)	—	(1,856,726)
Balance, July 31, 2016	174,774,967	$1,747,749	$126,477,586	$(119,903,662)	$217,247	$8,538,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,856,726)	$(1,891,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment	624,640	50,254
Provision for uncollectible value-added taxes	1,292	9,452
Gain on sale of assets of discontinued operations (Note 4)	—	(284,224)
Gain on sale of office and mining equipment (Note 7)	(132,912)	—
Other income	(913)	—
Foreign currency transaction loss	19,483	174,485
Stock options issued for compensation	74,877	92,795
Changes in operating assets and liabilities:
Value-added tax receivable	4,695	(7,313)
Income taxes receivable	2,399	1,822
Other receivables	10,348	(1,849)
Prepaid expenses and deposit	81,360	107,508
Accounts payable	54,760	(139,531)
Accrued liabilities and expenses	14,642	(28,135)
Income tax payable	(3,436)	4,509
Net cash used in operating activities	(1,105,491)	(1,911,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	—	80,238
Proceeds from sale of equipment	141,285	—
Acquisition of property concessions	—	(30,000)
Net proceeds from sale of discontinued operations (Note 4)	—	1,361,701
Net cash provided by investing activities	141,285	1,411,939

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock, net of offering costs (Note 12)	1,534,413	—
Net cash provided by financing activity	1,534,413	—

Effect of exchange rates on cash and cash equivalents	(9,913)	(18,257)

Net increase (decrease) in cash and cash equivalents	560,294	(517,675)
Cash and cash equivalents, beginning of period	950,878	1,886,169

Cash and cash equivalents, end of period	$1,511,172	$1,368,494

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2016	2015

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,848	$4,261
Interest paid	$2,143	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 14)	$11,621	$—

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $119,903,662.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of July 31, 2016, the Company had working capital of $1,244,090 and cash and cash equivalents of $1,511,172. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options. Accordingly, even after taking into account the proceeds from the Company's recent private placements, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The Company's unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules of the U.S. Securities and Exchange Commission ("SEC") regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at October 31, 2015 was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's condensed consolidated financial statements; accordingly, operating results for the nine months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2016.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2015 filed on January 19, 2016, except as follows.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2016

Effective November 1, 2015, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2017. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company's fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning November 1, 2018. Early application is permitted. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for the Company's fiscal year beginning November 1, 2017. Early application is permitted.  The Company has not determined the effects of this update on the Company's financial position, and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

NOTE 4 – DISCONTINUED OPERATIONS

On January 23, 2015, the Company closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company's former subsidiary, Dome International, which holds, indirectly, a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, the Company received cash consideration of $1,500,000 and reimbursement of the Company's expenses of $75,000 in cash. In addition, the Company incurred transaction costs of $213,299. As a result of this transaction, the Company realized a gain on the sale of assets of discontinued operations of $284,224, net of income taxes.

The following table details selected financial information included in the income from discontinued operations for the three months and nine months ended July 31, 2016 and 2015.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015

Exploration and property holding costs	$—	$—	$—	$85,542
Depreciation and asset impairment	—	—	—	3,305
Foreign currency transaction loss	—	—	—	70,430
Loss (gain) on sale of assets of discontinued operations, net of income taxes	—	1,182	—	(284,224)
Loss (income) from discontinued operations, net of income taxes	$—	$1,182	$—	$(124,947)

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2016 and 2015 that upon exercise were issuable into 27,320,568 and 9,807,858 shares of the Company's common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico and Gabon. The Company estimates net VAT of $110,550 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the tax returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions. During the nine months ended July 31, 2016, an additional provision for uncollectible VAT of $1,292 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the nine months ended July 31, 2016 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2015	$103,429
Provision for uncollectible VAT taxes	1,292
Foreign currency translation adjustment	(12,224)
Write-off VAT receivable	(1,454)
Allowance for uncollectible VAT taxes – July 31, 2016	$91,043

NOTE 7 – ASSETS HELD FOR SALE

The Company has classified certain fixed assets as assets held for sale as at July 31, 2016 as these assets were approved for immediate sale in their present condition, the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.

As at July 31, 2016, the assets held for sale had a net book value of $28,794. An impairment of $7,554 was recorded on assets held for sale during the nine months ended July 31, 2016. During the nine months ended July 31, 2016, the Company recorded a gain on sale of office and mining equipment of $132,912, which is included in miscellaneous income in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at July 31, 2016 and October 31, 2015, respectively:

	July 31,	October 31,
	2016	2015

Mining equipment	$292,316	$504,451
Vehicles	53,451	81,261
Buildings and structures	182,436	191,966
Computer equipment and software	83,701	83,701
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	704,472	953,947
Less: Accumulated depreciation	(472,059)	(648,333)
Office and mining equipment, net	$232,413	$305,614

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at July 31, 2016 and October 31, 2015, respectively:
Property concessions – October 31, 2015	$5,593,263
Impairment	(588,877)
Property concessions – July 31, 2016	$5,004,386

During the nine months ended July 31, 2016, the Company decided to reduce the Company's concession holdings in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $588,877.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On July 31, 2016, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

The following is a summary of the Company's goodwill balance as at July 31, 2016 and October 31, 2015, respectively:

Goodwill – October 31, 2015	$2,058,031
Goodwill – July 31, 2016	$2,058,031

NOTE 11 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the board of directors adopted a shareholders' right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one share of common stock purchase right (a "Right") for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of July 31, 2016, there are 174,774,967 shares outstanding with Rights attached.

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

NOTE 12 – COMMON STOCK

On May 19, 2016, June 3, 2016 and June 29, 2016, the Company completed a three tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the "$CDN 0.13 Unit") for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100). Each $CDN 0.13 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the tranche of the private placement. If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day. The Company paid an 8% finder's fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents. The Company incurred other costs of $36,843 related to this private placement.

On July 20, 2016, the Company completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000). Each $CDN 0.15 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement. If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration. The Company paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent. In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants"). Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above. The fair value of the Placement Agent's Warrants was determined to be $11,621 (Note 14), and the Company incurred other offering costs of $28,146.
No common stock was issued during the nine months ended July 31, 2015.

NOTE 13 – STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2016 and 2015 are as follows:

Nine Months Ended July 31,
Options	2016	2015

Expected volatility	65% - 70%	—
Risk-free interest rate	0.83% - 0.98%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

During the nine months ended July 31, 2016, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.02 per share and an exercise price of $CDN 0.075 per share. No options were exercised during the nine months ended July 31, 2016.

No options were granted or exercised during the nine months ended July 31, 2015.

The following is a summary of stock option activity for the nine months ended July 31, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	8,657,858	$0.46	2.36	$—
Granted	4,075,000	$0.06
Expired	(800,000)	$1.00
Forfeited or Cancelled	(515,000)	$0.46
Outstanding at July 31, 2016	11,417,858	$0.28	2.81	$452,570
Exercisable at July 31, 2016	8,226,193	$0.35	2.21	$150,857

The Company recognized stock-based compensation costs for stock options of $74,877 and $92,795 for the nine months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, there was $44,507 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.57 years.

Summarized information about stock options outstanding and exercisable at July 31, 2016 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	4.57	$0.06	1,358,334	$0.06
0.26	2,525,000	2.86	0.26	2,050,001	0.26
0.37	1,705,000	1.90	0.37	1,705,000	0.37
0.44 – 0.60	3,070,000	0.95	0.51	3,070,000	0.51
2.18	42,858	1.47	2.18	42,858	2.18
$0.06 - 2.18	11,417,858	2.81	$0.28	8,226,193	$0.35

NOTE 14 - WARRANTS

A summary of warrant activity for the nine months ended July 31, 2016 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	—	$—	—	—
Issued in the $CDN 0.13 Unit private placement (Note 12)	11,362,310	$0.12
Issued in the $CDN 0.15 Unit private placement (Note 12)	4,340,000	$0.12
Placement Agent's Warrants (Note 12)	200,400	$0.16
Outstanding and exercisable at July 31, 2016	15,902,710	$0.12	1.44	$723,916

During the nine months ended July 31, 2016, the Company issued 11,362,310 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.13 Unit private placement (Note 12).

During the nine months ended July 31, 2016, the Company issued 4,340,000 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.15 Unit private placement and issued 200,400 compensation warrants to a placement agent with an exercise price of $CDN 0.205 (Note 12). The fair value of the Placement Agent's Warrants was determined to be $11,621 based upon the Black-Scholes pricing model using risk free interest rate of 0.73%, expected volatility of 89%, dividend yield of 0%, and a contractual term of two years.

On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of the common shares of the Company on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Warrants have been accelerated with a new expiration date of September 19, 2016.

No warrants were issued or exercised during the nine months ended July 31, 2015.

Summarized information about warrants outstanding and exercisable at July 31, 2016 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.12	15,702,310	1.44	$0.12
0.16	200,400	1.97	0.16
$0.12 – 0.16	15,902,710	1.44	$0.12

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of July 31, 2016 and October 31, 2015, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and expenses approximate fair value at July 31, 2016 and October 31, 2015 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable creditworthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2016 and October 31, 2015, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $1,430,623 and $854,979 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2016 and October 31, 2015, the U.S. dollar equivalent balance for these accounts was $3,816 and $19,393, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2016, a 1% decrease in interest rates would have resulted in a reduction of approximately $317 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, Mexican Pesos ("$MXN"), Central African Francs ("$CFA") or other currencies.  As a result, currency exchange fluctuations may impact the costs of the Company's operations.  Specifically, the appreciation of the $MXN, $CDN or $CFA against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. As of July 31, 2016, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property based on revenues generated from production. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Office Lease Commitment

The Company entered into a six-month office sub-lease agreement from July 1, 2016 to December 31, 2016 for the Company's corporate office in Vancouver, Canada. The monthly lease payment is $CDN 4,300. The lease payments remaining during fiscal 2016 and during fiscal 2017 are $CDN 12,900 and $CDN 8,600. As of July 31, 2016, one U.S. dollar approximates $CDN 1.31.

Litigation and Claims

On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera, claiming that Minera breached an agreement regarding the development of the Sierra Mojada project.  On January 19, 2015, the case was moved to the Second District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for Minera under this agreement and Minera never committed to hiring them. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive the judgment of the court prior to the end of the first quarter of 2017. The Company has not accrued any amounts in its unaudited interim condensed consolidated financial statements with respect to this claim.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera, claiming that Minera had breached an agreement regarding the development of the Sierra Mojada project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera filed its response to the complaint, asserting various defenses, including that Minera  terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The lawsuit is currently in the phase of evidence submission by the parties. The Company and the Company's Mexican legal have asserted all applicable defenses.  The Company has not accrued any amounts in its unaudited interim condensed consolidated financial statements with respect to this claim.
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

 Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
Net loss for the period	2016	2015	2016	2015
Mexico	$(755,000)	$(270,000)	$(880,000)	$(725,000)
Canada	(323,000)	(364,000)	(968,000)	(1,197,000)
Gabon	-	-	(9,000)	(94,000)
Loss from Continuing Operations	(1,078,000)	(634,000)	(1,857,000)	(2,016,000)
(Loss) income from discontinued operations	—	(1,000)	—	125,000
Net Loss	$(1,078,000)	$(635,000)	$(1,857,000)	$(1,891,000)

The following table details allocation of assets included in the accompanying balance sheet at July 31, 2016:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,507,000	$3,000	$1,000	$1,511,000
Value-added tax receivable, net	-	111,000	-	111,000
Other receivables	6,000	1,000	-	7,000
Prepaid expenses and deposits	26,000	26,000	1,000	53,000
Assets held for sale	-	29,000	-	29,000
Office and mining equipment, net	-	232,000	-	232,000
Property concessions	-	5,004,000	-	5,004,000
Goodwill	-	2,058,000	-	2,058,000
	$1,539,000	$7,464,000	$2,000	$9,005,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2015:
	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$932,000	$18,000	$1,000	$951,000
Value-added tax receivable, net	-	132,000	-	132,000
Other receivables	10,000	11,000	-	21,000
Prepaid expenses and deposits	104,000	30,000	1,000	135,000
Office and mining equipment, net	-	306,000	-	306,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	2,058,000	-	2,058,000
	$1,046,000	$8,148,000	$2,000	$9,196,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(746,000)	$(254,000)	$(998,000)	$(685,000)
Gabon Mitzic	-	-	(10,000)	(12,000)
	$(746,000)	$(254,000)	$(1,008,000)	$(697,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements concern the following, among other things:

●	The sufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;

●	Our planned activities at the Sierra Mojada project in 2016, including continuing to progress in securing additional surface rights, maintaining our property concessions, drilling activities, and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open pit;

●	Prospects of entering the development or production stage with respect to any of our projects;
●	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 – compliant "reserves";
●	Our planned drill program targeting sulfide mineralization targets, including target areas identified by high resolution magnetic survey;
●	Ability to obtain permits required for drilling;
●	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
●	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
●	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
●	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;

●	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
●	The impact of changing foreign currency exchange rates on our financial condition;
●	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
●	Our expectations regarding future recovery of value-added tax paid in Mexico;

●	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings;

●	The period during which costs related to non-vested share-based compensation arrangements is expected to be recognized; and

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. ("Minera") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera's wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. ("Minas"). However, as noted above, we have not established any reserves at the Sierra Mojada Property are in the exploration stage and may never enter the development or production stage.

Our principal offices are located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

2016 Private Placements

In May, June and July 2016, we raised net proceeds of approximately $1,534,000 in two private placements of units consisting of one share of common stock and one common stock purchase warrant as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.

Properties Concessions and Property Concessions Outlook

Sierra Mojada Property

Our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property. As a result of completion of the private placements and improvement of market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2016. Our updated exploration budget for the Sierra Mojada Property for the period from September 2016 to December 2016 is $0.6 million compared to $0.1 million in the original budget. The updated exploration budget is focused on the drilling program described below, securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

Mineralized Material Estimate

On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered an amended technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada project in accordance with Canadian National Instrument 43-101. The Report includes an update on the silver and zinc mineralization that was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition using the net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

"Mineralized material" as used in this Quarterly Report on Form 10-Q, although permissible under the Securities and Exchange Commission's ("SEC's") Industry Guide 7, does not indicate "reserves" by SEC standards.  We cannot be certain that any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant "reserves."  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Drilling

A 3,000 meter drill program had been planned with approximately seven holes targeting sulfide mineralization which we believe represent the extension of our mineralized zone at depth. We recently completed a high resolution magnetic survey over the target areas, and are working to identify the best drill locations incorporating this data. Drilling is expected to commence in October, depending on when and if the applicable permits are received.

Metallurgical Studies

During May 2015, we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The "fine bubble" flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

Test work completed by Hazen Research Inc. in 2012 focused on roasting high grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a "Waelz Kiln," a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site. Due to market conditions, no further test work on kilning is currently planned.

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

Gabon Property

On January 23, 2015, we closed the sale of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International Global Inc. ("Dome International") (the "Gabon Sale"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held a 100% interest in the Ndjole concession to BHK Mining Corp. (formerly BHK Resources, Inc.). Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of certain expenses of $75,000 in cash.

Results of Operations

Three Months Ended July 31, 2016 and July 31, 2015

For the three months ended July 31, 2016, we experienced a net loss of $1,078,000, or approximately $0.01 per share, compared to a net loss of $635,000, or approximately $nil per share, during the comparable period last year. The $443,000 increase in net loss was primarily due to a $492,000 increase in exploration and property holding costs, which was partially offset by a $49,000 decrease in general and administrative expenses compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $492,000 to $746,000 for the three months ended July 31, 2016, compared to $254,000 for the comparable period last year. This increase was mainly due to a $589,000 concession impairment as we decided to reduce our concession holdings in Sierra Mojada, Mexico, which was partially offset by a decrease in exploration and property holdings costs as a result of reduced employees, reduced property concessions' taxes as we decided to reduce our concessions' holdings and the decrease in the value of the Mexico Peso ("$MXN") compared to the U.S. dollar in the three months ended July 31, 2016.

General and Administrative Costs

We recorded general and administrative expenses of $313,000 for the three months ended July 31, 2016 as compared to $362,000 for the comparable period last year. The $49,000 decrease was mainly the result of a $12,000 decrease in personnel cost, a $57,000 decrease in professional costs, a $15,000 decrease in directors' fees and a $2,000 decrease in provision for uncollectible value added taxes, which was partially offset by a $37,000 increase in office and administrative expenses.

Personnel costs decreased $12,000 to $114,000 for the three months ended July 31, 2016 as compared to $126,000 for the same period last year. This decrease was mainly due to reduced salaries for certain employees, the decrease in the value of the Canadian dollar ("$CDN") compared to the U.S. dollar and the decrease in stock-based compensation expense to $13,000 in the three months ended July, 31, 2016 from $19,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2016 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative expenses increased $36,000 to $139,000 for the three months ended July 31, 2016 compared to $103,000 for the comparable period last year. This increase is mainly due to increased investor relations activities related to the 2016 private placements which was partially offset by a decrease in the value of $CDN compared to the U.S. dollar in the three months ended July 31, 2016.

Professional fees decreased $57,000 to $25,000 for the three months ended July 31, 2016 compared to $82,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting and legal fees.

Directors' fees decreased $15,000 to $33,000 for the three months ended July 31, 2016 as compared to $48,000 for the comparable period last year. The decrease was primarily due to a reduction in the number of directors and a $7,000 decrease in stock-based compensation as a result of stock options vesting in the three months ended July 31, 2016 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $1,000 for uncollectible value-added taxes ("VAT") for the three months ended July 31, 2016 as compared to $3,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other expense of $19,000 for the three months ended July 31, 2016, which was similar to $16,000 for the comparable period last year.

Nine Months Ended July 31, 2016 and July 31, 2015

For the nine months ended July 31, 2016, we experienced a net loss of $1,857,000, or approximately $0.01 per share, compared to a net loss of $1,891,000, or approximately $0.01 per share, during the comparable period last year. The $34,000 increase in the net loss was primarily due to a $263,000 decrease in general and administrative expenses and $100,000 in other income in the nine months ended July 31, 2016 compared to $102,000 in other expenses in the comparable period last year. This was partially offset by a $311,000 increase in the exploration and property holding costs and $125,000 in income from discontinued operations, net of income taxes (including a gain on sale of assets of discontinued operations of $284,000, net of income taxes)  in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $311,000 to $1,008,000 for the nine months ended July 31, 2016 compared to $697,000 for the comparable period last year. This increase was mainly due to a $589,000 property concession impairment as we decided to reduce our concession holdings in Sierra Mojada, Mexico, which was partially offset by a decrease in exploration and property holdings costs as a result of reduced employees, reduced property concessions' taxes as we decided to reduce our concessions' holdings and the decrease in the value of the $MXN compared to the U.S. dollar in the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015.

General and Administrative Costs

General and administrative expenses decreased $263,000 to $948,000 for the nine months ended July 31, 2016 as compared to $1,211,000 for the comparable period last year. This decrease was mainly the result of a $81,000 decrease in personnel cost, a $65,000 decrease in office and administrative cost, a $55,000 decrease in professional fees, a $53,000 decrease in directors' fees and an $8,000 decrease in provision for uncollectible value-added taxes.

Personnel costs decreased $81,000 to $330,000 for the nine months ended July 31, 2016 as compared to $411,000 for the same period last year. This decrease was mainly due to the reduced salaries for certain employees, the decrease in the value of the $CDN compared to the U.S. dollar and the decrease in stock-based compensation expense to $52,000 in the nine months ended July, 31, 2016 from $66,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2016 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative expenses decreased $65,000 to $323,000 for the nine months ended July 31, 2016 as compared to $388,000 for the comparable period last year. This decrease was mainly the result of a decrease in the value of the $CDN compared to the U.S. dollar in the nine months ended July 31, 2016 and a decrease in listing fees due to voluntarily delisting our shares of common stock from the NYSE MKT on June 26, 2015, which was partially offset by increased investor relations activities related to the 2016 private placements.

Professional fees decreased $55,000 to $192,000 for the nine months ended July 31, 2016 compared to $247,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees.

Directors' fees decreased $53,000 to $102,000 for the nine months ended July 31, 2016 as compared to $155,000 for the comparable period last year. This decrease was primarily due to a reduction in the number of directors, a decrease in director fees and a $13,000 decrease in stock-based compensation as a result of stock options vesting in the nine months ended July 31, 2016 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a provision of $1,000 for the nine months ended July 31, 2016 for uncollectible VAT compared to a provision of $9,000 in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and Gabon and estimated net recovery after commissions.

Other Income (Expenses)

We recorded $100,000 in other income for the nine months ended July 31, 2016 as compared to other expenses of $102,000 for the comparable period last year. The significant factors contributing to other income was $133,000 in miscellaneous income, which was partially offset by a $32,000 foreign currency transaction loss compared to a $102,000 foreign currency transaction loss for the comparable period last year.

The miscellaneous income in the nine months ended July 31, 2016 was primarily the result of a $133,000 gain on the sale of office and mining equipment at the Sierra Mojada Property. The foreign currency transaction loss in the nine months ended July 31, 2015 was primarily the result of the depreciation of the $CFA and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Pursuant to GAAP, Dome International and Dome International's wholly owned subsidiary, Dome Ventures, have been reported in discontinued operations for the nine months ended July 31, 2015.  Loss from discontinued operations, net of income tax expense for the nine months ended July 31, 2015 was $159,000, which is mainly exploration and property holding costs of $86,000 and a foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. In addition, for the nine months ended July 31, 2015, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $284,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

2016 Private Placements

On May 19, 2016, June 3, 2016 and June 29, 2016, we completed a three-tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per Unit (the "$CDN 0.13 Unit") for aggregate gross proceeds of $1,138,000 ($CDN 1,477,100). Each $CDN 0.13 Unit consists of one share of our common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the transaction of the private placement. If the closing price of our common stock on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day. We paid an 8% finder's fee totaling $20,000 to certain agents with respect to certain purchasers who were introduced by these agents. We incurred other costs of $37,000 related to this private placement. On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Unit Warrants was triggered following a period of five consecutive trading days in which the closing price of our common shares on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Unit Warrants have been accelerated with a new expiration date of September 19, 2016.

On July 20, 2016, we completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per Unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $505,000 ($CDN 651,000). Each $CDN 0.15 Unit consists of one share of our common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement. If, commencing on the date that is four months after the closing of the private placement, the closing price of our common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration. We paid a 6% finder's fee totaling $23,000 to a placement agent with respect to certain purchasers who were introduced by this agent. In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants"). Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above. The fair value of the Placement Agent's Warrants was determined to be $12,000, and we incurred other offering costs of $28,000.

Cash Flows

During the nine months ended July 31, 2016, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the nine months ended July 31, 2016, we received net cash proceeds of $1,534,000 from the private placements. As a result of the net cash proceeds received from the private placements, which was partially offset by cash expenditures on exploration activities and general and administrative expenses, cash and cash equivalents increased from $951,000 at October 31, 2015 to $1,511,000 at July 31, 2016.

Cash flows used in operating activities for the nine months ended July 31, 2016 was $1,106,000 as compared to $1,911,000 for the comparable period in 2015.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses. In addition, accounts payable increased $55,000 in the nine months ended July 31, 2016 compared to a decrease of $140,000 in the comparable period last year.

Cash flows provided by investing activities for the nine months ended July 31, 2016 was $142,000 in proceeds from the sale of office and mining equipment. Cash flows provided by investing activities in the comparable period last year was $1,412,000, which was significantly related to the Gabon Sale proceeds of $1,362,000.

Cash flows provided by financing activities for the nine months ended July 31, 2016 was $1,534,000 as compared to $nil for the comparable period last year. The cash flow provided by financing activities was due to the private placements we completed.

Capital Resources

As of July 31, 2016, we had cash and cash on hand of $1,511,000 and working capital of $1,244,000 as compared to cash and cash on hand of $951,000 and working capital of $832,000 as of October 31, 2015. The increase in our liquidity and working capital was primarily the result of the private placements we completed and the proceeds from the sale of office and mining equipment, which was partially offset by cash and cash equivalents used by exploration activities at the Sierra Mojada Property and general and administrative expenses.

Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction such as  obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options. Accordingly, even after taking into account the proceeds from our recent private placements, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

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

Capital Requirements and Liquidity; Need for Subsequent Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. As a result of completion of the private placements, our board approved an updated budget for the Sierra Mojada Property in September 2016. Our updated exploration budget for the Sierra Mojada Property for the period from September 2016 to December 2016 is $0.6 million for exploration and property holding costs compared to $0.1 million for exploration and property holding costs in the original budget. As of August 31, 2016, we had approximately $1.3 million of cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.

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

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2016

Effective November 1, 2015, we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals representing a strategic shift in operations are presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide additional information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2017. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for our fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for our fiscal year beginning November 1, 2017. Early application is permitted.  We have not determined the effects of this update on our financial position, and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2016.

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

(b)   Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2016, there were not any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On May 19, 2016, June 3, 2016 and June 29, 2016, the Company completed a three-tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the "$CDN 0.13 Unit) for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100).  Each $CDN 0.13 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the tranche of the private placement.  If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day.  The Company paid an 8% finder's fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents.  The Company incurred other costs of $36,843 related to this private placement.  In the "$CDN 0.13 Unit private placement, the securities were issued to non-U.S. persons in off-shore transactions pursuant to the exemption from registration provided for under Regulation S, promulgated under the Securities Act.  Each investor represented that he, she or it was not a "U.S. person" as such term is defined in Regulation S.

On July 20, 2016, the Company completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000).  Each $CDN 0.15 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement.  If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.  The Company paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent.  In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants").  Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above.  The fair value of the Placement Agent's Warrants was determined to be $11,621, and the Company incurred other offering costs of $28,146.  The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $CDN 0.15 Unit private placement.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any "affiliated purchaser" within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed Herewith
10.1+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Brian Edgar	8-K	06/28/2016	10.1
10.2+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Timothy Barry	8-K	06/28/2016	10.2
10.3+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Sean Fallis	8-K	06/28/2016	10.3
10.4	Form of Subscription Agreement, dated July 14, 2016	8-K	07/20/2016	10.1

10.5	Form of Warrant Certificate (Investors)	8-K	07/20/2016	10.2

10.6	Placement Agent Agreement, dated July 7, 2016, by and between the Company and Sprott Global Resource Investments, Inc.	8-K	07/20/2016	10.3

10.7	Form of Warrant Certificate (Sprott Global Resource Investments, Ltd)	8-K	07/20/2016	10.4

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the nine  months ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statement of  Stockholders' Equity, Condensed Consolidated Statements of Cash Flows

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: September 13, 2016	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2016	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)