Form 10-K
period 2016-10-31
SILVER BULL RESOURCES, INC.
filed 2017-01-19
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

As of January 18, 2017, there were 177,894,967 shares outstanding of the registrant's $0.01 par value common stock, the registrant's only outstanding class of voting securities. As of April 29, 2016, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $14.8 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 29, 2016 included one shareholder that held approximately 11.0% of its outstanding common stock and all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•
Our planned activities at the Sierra Mojada project in 2017, including maintaining our property concessions, drilling activities, and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open pit;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 – compliant "reserves";
•	Ability to obtain permits required for drilling and other exploration activities;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;
•	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The timing and scope of our exploration activities: including in connection with the licenses, permits or other authorizations required to conduct such activities;

•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding the payment of dividends in the future;
•	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
•	Our expectations regarding future recovery of value-added tax paid in Mexico; and

•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

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

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, our name was changed to Metalline Mining Company ("Metalline"). On April 21, 2011, we changed our name to Silver Bull Resources, Inc. We have not realized any revenues from our planned operations, and we are considered an exploration stage company. We have not established any reserves with respect to our exploration projects and may never enter into the development stage with respect to any of our projects.

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

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation ("Dome"). As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome has a wholly-owned subsidiary, Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands.  Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon, as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. In January 2015, we completed the sale of our subsidiary Dome International Global Inc. ("Dome International"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held the Ndjole Prospect in Gabon.

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

Sierra Mojada Project

Location, Access and Infrastructure

The Sierra Mojada project (the "Sierra Mojada Project") is located within a mining district known as the Sierra Mojada District.  The Sierra Mojada District is located in the west-central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River.  The principal mining area extends for approximately five kilometers in an east-west direction along the base of the precipitous, 1,000-meter high Sierra Mojada Range.

The Sierra Mojada Project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range.  In general, the site is approximately 1,500 meters above sea level.  The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the south.  Esmerelda is served by a rail spur of the Coahuila Durango railroad.  There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Penoles plant, which we can use occasionally.  The Sierra Mojada District has high voltage electric power supplied by the national power company, Comisión Federal de Electricidad, C.F.E., and is supplied water by the municipality of Sierra Mojada.  Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

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

Approximately 90 years ago, zinc silicate and zinc carbonate minerals ("Zinc Manto Zone") were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead-rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and up to 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit, including from the Sierra Mojada Property. Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

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

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometers by two kilometer area that comprises the Sierra Mojada District.  We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore.  The District does not have a mill to concentrate ore, and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters.  We believe that mill-grade mineralization that was not mined remains available for extraction.  No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

In the 1990s, Kennecott Copper Corporation ("Kennecott") had a joint venture agreement with USMX, Inc. ("USMX") involving its Sierra Mojada concessions.  Kennecott terminated the joint venture in approximately 1995. We entered into a Joint Exploration and Development Agreement with USMX in July 1996 involving USMX's Sierra Mojada concessions.  In 1998, we purchased the Sierra Mojada and the USMX concessions, and the joint exploration and development agreement was terminated.  We also purchased certain other concessions during this time and conducted exploration for copper and silver mineralization from 1997 through 1999.

 Title and Ownership Rights

The Sierra Mojada Project is comprised of 20 concessions consisting of 4,715 hectares (about 11,651 acres). We periodically obtain additional concessions in the Sierra Mojada Project area and whether we will continue to hold these additional concessions will depend on future exploration work and exploration results and our ability to obtain financing. As we have done in prior years, we continually assess our concession ownership and we may terminate our rights to certain concessions holdings.

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

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: The "Silver Zone" and the "Zinc Zone." These two zones lie along the Sierra Mojada Fault which trends east-west along the base of the Sierra Mojada range. The majority of the mineralization identified to date is seen as oxide, which has been derived from primary "sulphide" bodies that have been oxidized and remained in situ or remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of a silver-rich zone (the Silver Zone) and a zinc-rich zone (the Zinc Zone) is a reflection of the mobility of the metals in the ground water conditions at Sierra Mojada.

The geology of the District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic "San Marcos" red sediments. This sedimentary sequence has then later been intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry, and the rocks are competent for the most part. We believe that the thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low cost production.

June 2015 Technical Report

On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered an amended technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 ("NI 43-101").  The Report includes an update on the silver and zinc mineralization which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition, using the net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists.  Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically.  We use ALS Chemex – Vancouver ("ALS Chemex") laboratory as our independent primary laboratory.  ALS Chemex is ISO 9001:2000 certified.  All analytical results that are used in resource models are exclusively from the independent primary laboratory.

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

We formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment, performed QA/QC analyses to ensure against cross-contamination of samples during preparation and removed most low-value samples from the flow to the primary laboratory.  For cost and other reasons, the internal laboratory has been shut down, and all drill samples are submitted directly to ALS Chemex for sample preparation and analyses.

Prior Exploration Activities

We have focused our exploration efforts on two primary locations: the Silver Zone and the Zinc Zone.  As further described below, we have conducted various exploration activities at the Sierra Mojada Project; however, to date, we have not established any reserves, and the project remains in the exploration stage and may never enter the development stage.

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling. In fiscal year 2009, we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital.

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada primarily on the Silver Zone, which lies largely at surface. By the end of calendar 2015, approximately 100,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2016 Exploration Activities

Our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property. As a result of completion of the private placements and improvement of market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2016. Our updated exploration budget for the Sierra Mojada Property for the period from September 2016 to December 2016 was $0.6 million compared to $0.1 million in the original budget. The updated exploration budget was focused on the drilling program described below, securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

A 3,000-meter drill program had been initially planned in the September 2016 to December 2016 Sierra Mojada Property budget with approximately seven holes targeting sulfide mineralization which we believe represents the extension of our mineralized zone at depth. We completed a high resolution magnetic survey over the target areas in July 2016 and started the drilling program incorporating this data in November 2016. As of December 31, 2016 we completed two holes totaling 1,465 meters and are currently waiting for assay results.

2017 Exploration Program

The focus of the 2017 calendar year program is the drilling program, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

In calendar year 2016, we completed two holes totaling 1,465 meters and are currently waiting for assay results. Based on the analysis of these assay results and other technical information, we will determine the drill hole locations for additional holes. Our 2017 Sierra Mojada budget includes 1,600 meters of drilling.

Metallurgical Studies

During May 2015, we selected and shipped samples of high-grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The "fine bubble" flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

Test work completed by Hazen Research Inc. in 2012 focused on roasting high-grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a "Waelz Kiln," a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site.

In addition, we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and recovery of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using "Bottle Roll" tests to simulate an agitation leach system and to determine the recovery of low-grade zinc that occurs in the silver zone and high-grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2%, with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.

Gabon, Africa Licenses and Interests

On January 23, 2015, we closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of our former subsidiary Dome International, which held, indirectly, a 100% interest in the Ndjole concession in Gabon. Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and the reimbursement of our expenses of $75,000 in cash. In addition, we have returned the Mitzic exploration license in Gabon to the Gabonese government.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	67	Chairman
Tim Barry Vancouver, BC	41	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	37	Chief Financial Officer

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

Tim Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President – Exploration.  Between 2006 and August 2010, Mr. Barry spent five years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome's exploration programs, as well as oversaw corporate compliance for Dome's various subsidiaries.  Mr. Barry also served on Dome's board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a Chartered Professional  Geologist (CPAusIMM).  He also serves on the board of directors of Acme Resources Inc. and Astar Minerals Ltd., junior exploration companies listed on the TSX Venture Exchange.

Sean Fallis. Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President – Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd.  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly-listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at Smythe LLP, Chartered Professional Accountants as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science from Simon Fraser University in 2002 and is a CPA (Chartered Professional Accountant), CA.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2016 to December 31, 2016 the price of silver ranged from a low of $13.58 per troy ounce to a high of $20.71 per troy ounce, and from January 1, 2016 to December 31, 2016 the price of zinc ranged from a low of $1,520 per tonne to a high of $2,665 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled "Risk Factors," below.

The following tables set forth, for the periods indicated, on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2016, the closing price of silver was $17.76 per troy ounce. On October 31, 2016, the closing price of zinc was $2,311 per tonne.

	Silver (per troy ounce)
Year	High	Low
2009	$19.18	$10.51
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58

	Zinc (per tonne)
Year	High	Low
2009	$2,374	$1,118
2010	$2,414	$1,746
2011	$2,473	$1,871
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,665	$1,520

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

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined, those activities are also subject to significant governmental regulation and oversight. We plan to obtain the licenses, permits and other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mexico.

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

During fiscal year 2016, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, all of whom are full time. Contratistas, our wholly-owned operating subsidiary in Mexico currently has three full time employees.  Minera Metalin, our mineral holding company in Mexico, does not have any employees.

Corporate Offices

Our corporate office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, British Columbia, Canada V7Y 1K4. Our telephone number is (604) 687-5800, and our fax number is (604) 563-6004.

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

Item 1A.  RISK FACTORS

A purchase of our securities involves a high degree of risk. Our business or operating or financial condition could be harmed due to any of the following risks. Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities. In addition, investors should note that the risks described below are not the only risks facing us. Additional risks not presently known to us, or risks that do not seem significant today, may impair our business operations in the future. You should carefully consider the risks described below, as well as the other information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein, before making a decision to invest in our securities.

RISKS RELATED TO OUR BUSINESS:

There is substantial doubt about whether we can continue as a going concern.
We have earned no revenues to date and have incurred net losses of $2,234,884 and $18,745,829 during the fiscal years ended October 31, 2016 and October 31, 2015, respectively.  In addition, we have limited financial resources.  As of October 31, 2016, we had cash and cash equivalents of $1,467,328 and working capital of $1,248,616. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction.  However, there is no assurance that we will be successful pursuing these financing and strategic options. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.  Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment.  The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern.  Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations.  Such additional financial resources may not be available or may not be available on reasonable terms.  Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project.  As of October 31, 2016, we had working capital of $1.25 million and cash and cash equivalents of $1.47 million. The continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult due to continuing volatility in global credit markets. Moreover, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date, we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

We have no commercially mineable ore body.

No commercially mineable ore body has been delineated on our Sierra Mojada Project, nor have our properties been shown to contain proven or probable mineral reserves. Investors should not assume that the projections contained in the Report on our Sierra Mojada Project will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project or on another property will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver, zinc or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times, may vary substantially. As such, there is significant uncertainty in any mineralized material estimate, and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

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

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, we will need to overcome various hurdles, including the completion of favorable feasibility studies, issuance of necessary permits, and the ability to raise significant additional capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. Because of our focus on the Sierra Mojada Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico region, as the Sierra Mojada Project is located 250 kilometers north of this area.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the fiscal years ended October 31, 2016 and October 31, 2015, we suffered net losses of $2,234,884 and $18,745,829 respectively. At October 31, 2016, we had stockholders' equity of $8,537,334 and working capital of $1,248,616. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing shareholders.

Our exploration activities require significant amounts of capital that may not be recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further our exploration efforts. The cost of minerals exploration is often uncertain, and cost overruns are common. Our drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services.

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and the Mexican peso ("$MXN") and the U.S dollar and the Canadian dollar ("$CDN") given our focus on the Sierra Mojada Project and our corporate office in Vancouver, Canada.

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

RISKS RELATING TO THE MINERAL EXPLORATION INDUSTRY:

There are inherent risks in the mineral exploration industry

We are subject to all of the risks inherent in the minerals exploration industry, including, without limitation, the following:

•	we are subject to competition from a large number of companies, many of which are significantly larger than we are, in the acquisition, exploration, and development of mining properties;

•	we might not be able raise enough money to pay the fees and taxes and perform the labor necessary to maintain our concessions in good status;

•
exploration for minerals is highly speculative, involves substantial risks and is frequently unproductive, even when conducted on properties known to contain significant quantities of mineralization, and our exploration projects may not result in the discovery of commercially mineable deposits of ore;

•	the probability of an individual prospect ever having reserves that meet the requirements for reporting under SEC Industry Guide 7 is remote and any funds spent on exploration may be lost;

•
our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls, and we may not be able to comply with these regulations and controls; and

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

Our ability to establish reserves through our exploration activities, our future profitability and our long-term viability depend, in large part, on the market prices of silver, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

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

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico may adversely affect our exploration and possible future development activities. We may also be affected in varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations. In addition, legislation in the United States, Canada or Mexico regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition.

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

We also have litigation risk with respect to our operations.  See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for material pending legal proceedings to which Silver Bull or any of its subsidiaries is a party.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of January, 2017 and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for a Court order to record with the Public Registry of Mines the action (as described in Part I, Item 3 – Legal Proceedings of this Annual Report on the Form 10K filed by a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. against our subsidiary, Minera Metalin, in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico).  See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for further details. We do not have evidence or information as to the enforcement of this court order to date. However, based on a subsequent ruling (appeal), we believe that it is unlikely that the court order will be enforced.

In addition, in connection with the purchase of certain mining concessions, Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located. The aggregate amount payable under this royalty is capped at $6.875 million (the "Royalty"), an amount that will only be reached if there is significant future production from the concessions. As noted above, this Royalty is currently the subject of a dispute with a local cooperative. In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

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

We may face a shortage of water.

Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. In November 2013, Silver Bull was granted the right to exploit up to 3.5 million cubic meters of water per year from six different well sites by the water regulatory body in Mexico, Comisión Nacional del Agua, but it has yet to be determined if the six well sites can produce this much water over a sustained period of time.

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

Our stock price can be very volatile.

Our common stock is listed on the TSX and trades on the OTCQB. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to announcements of our business developments, results and progress of our exploration activities at the Sierra Mojada Project, progress reports on our exploration activities, and other events or factors. In addition, stock markets have experienced significant price volatility in recent months and years. This volatility has had a substantial effect on the share prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

•	volatility in metal prices;

•	political developments in the foreign countries in which our properties are located; and

•	news reports relating to trends in our industry or general economic conditions.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project.  On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. We and our Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and we expect to receive a preliminary or final judgment of the Federal Third Circuit in Chihuahua prior to the end of the second quarter of 2017. We have not accrued any amounts in our consolidated financial statements with respect to this claim. See Note 16 – Commitments and Contingencies to our consolidated financial statements.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The lawsuit is currently in the phase of evidence submission by the parties. We and our Mexican legal counsel have asserted all applicable defenses.  We have not accrued any amounts in our consolidated financial statements with respect to this claim. See Note 16 – Commitments and Contingencies to our consolidated financial statements.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2, 2011 to June 28, 2015, our common stock traded on the NYSE MKT or its predecessor stock exchange under the symbol "SVBL." On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group. Since August 26, 2010, our common stock has been trading on the TSX under the symbol "SVB."

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2016, October 31, 2015, as well as through January 18, 2017, as reported by the NYSE MKT, OTCQB and the TSX. The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	NYSE MKT/OTCQB (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(CDN$)
2017
First Quarter (through January 18, 2017)	$0.16	$0.09	$0.21	$0.12

2016
Fourth Quarter (October 31, 2016)	0.21	0.10	0.28	0.15

Third Quarter (July 31, 2016)	0.19	0.08	0.25	0.10

Second Quarter (April 30, 2016)	0.14	0.03	0.18	0.04

First Quarter (January 31, 2016)	0.06	0.02	0.08	0.04

2015
Fourth Quarter (October 31, 2015)	$0.10	$0.05	$0.13	$0.07

Third Quarter (July 31, 2015)	0.14	0.06	0.17	0.08

Second Quarter (April 30, 2015)	0.14	0.10	0.18	0.13

First Quarter (January 31, 2015)	0.20	0.13	0.30	0.14

The closing price of our common stock as reported on January 18, 2017 on the OTCQB, was $0.14 per share.

Holders

As of January 18, 2017, there were 196 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts or otherwise in "street name."

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2016, we had one active formal equity compensation plan, the 2010 Stock Option and Bonus Plan, as amended (the "2010 Plan"). The 2010 Plan was adopted by the board of directors in December 2009 and approved by the shareholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2016, there are 17,789,496 shares reserved for issuance under the 2010 Plan.  Options to acquire 11,475,000 shares of common stock are outstanding pursuant to the 2010 Plan, and 5,637,830 shares remain available for issuance under the plan. The 2006 Stock Option Plan (the "2006 Plan") was adopted by the board of directors in May 2006, and approved by the shareholders in July 2006.  Five million shares of common stock were reserved for issuance under the 2006 Plan.  As of October 31, 2016, options to acquire 42,858 shares of common stock are outstanding pursuant to the 2006 Plan.  As of May 1, 2016, no additional shares remain available for issuance under the 2006 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	11,517,858(1)	$0.28	5,637,830 (2)

Total	11,517,858	$0.46	5,637,830

(1)	Includes (i) options to acquire 42,858 shares of common stock under the 2006 Plan; and (ii) options to acquire 11,475,000 shares of common stock under the 2010 Plan.

(2)	Includes 5,637,830 shares of common stock available for issuance under the 2010 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On May 19, 2016, June 3, 2016 and June 29, 2016, we completed a three-tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the "$CDN 0.13 Unit") for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100).  Each $CDN 0.13 Unit consists of one share of our common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the tranche of the private placement.  If the closing price of our common stock on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day.  We paid an 8% finder's fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents.  We incurred other costs of $55,799 related to this private placement.  In the $CDN 0.13 Unit private placement, the securities were issued to non-U.S. persons in off-shore transactions pursuant to the exemption from registration provided for under Regulation S, promulgated under the Securities Act.  Each investor represented that he, she or it was not a "U.S. person" as such term is defined in Regulation S.

On July 20, 2016, we completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000).  Each $CDN 0.15 Unit consists of one share of our common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement.  If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.  We paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent.  In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants").  Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above.  The fair value of the Placement Agent's Warrants was determined to be $11,621, and we incurred other offering costs of $40,349.  We relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $CDN 0.15 Unit private placement.

On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of our common stock on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Warrants were accelerated with a new expiration date of September 19, 2016. On September 15, 2016, 2,500,000 warrants to acquire 2,500,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $303,951 ($CDN 400,000). On September 19, 2016, 620,000 warrants to acquire 620,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per common stock for aggregate gross proceeds of $75,112 ($CDN 99,200). We incurred costs of $1,509 related to these warrant exercises. We relied on the exemption from registration under Regulation S for purposes of the common stock issued upon the exercise of the $CDN 0.13 Warrants.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Year Developments

2016 Private Placements and Warrants Exercises

In May, June and July 2016, we raised net proceeds of approximately $1,503,000 in two private placements of units consisting of one share of common stock and one common stock purchase warrant as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.  In addition, in September 2016, we raised net proceeds of $378,000 from the exercise of share purchase warrants as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.

Sierra Mojada Property

Our board of directors approved a calendar year 2016 budget of $0.4 million for the Sierra Mojada Property. As a result of completion of the private placements and improvement of market conditions, our board approved an updated budget for the Sierra Mojada Property in September 2016. Our updated exploration budget for the Sierra Mojada Property for the period from September 2016 to December 2016 was $0.6 million compared to $0.1 million in the original budget. The updated exploration budget was focused on the drilling program described below, securing additional surface rights, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

Drilling

A 3,000-meter drill program had been initially planned in the September 2016 to December 2016 Sierra Mojada Project budget with approximately seven holes targeting sulfide mineralization which we believe represents the extension of our mineralized zone at depth. We completed a high resolution magnetic survey over the target areas in July 2016 and started the drilling program incorporating this data in November 2016. As of December 31, 2016, we completed two holes totaling 1,465 meters and are currently waiting for assay results.

2017 Exploration Program

As discussed in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section below we have approved a calendar year 2017 capital budget of $0.6 million for the Sierra Mojada Property. The focus of the 2017 calendar year program is the drilling program, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.

In calendar year 2016 we completed two holes totaling 1,465 meters and are currently waiting for assay results. Based on the analysis of these assay results and other technical information, we will determine the drill hole locations for additional holes. Our 2017 Sierra Mojada budget includes 1,600 meters of drilling.

Gabon Property

On January 23, 2015, we closed the sale to BHK Mining Corp. (formerly BHK Resources, Inc.) of 100% of the issued and outstanding securities of the Company's former subsidiary Dome International Global Inc. ("Dome International") (the "Gabon Sale"), including Dome International's wholly-owned subsidiary Dome Ventures SARL Gabon ("Dome Gabon"), which held a 100% interest in the Ndjole concession. Under the terms of the share purchase agreement, we received cash consideration of $1,500,000 and reimbursement of certain expenses of $75,000 in cash. The disposal of this former subsidiary was presented as a discontinued operation.

Results of Operations

Fiscal Year Ended October 31, 2016 Compared to Fiscal Year Ended October 31, 2015

For the fiscal year ended October 31, 2016, we reported a consolidated net loss of $2,235,000 or approximately $0.01 per share, compared to a consolidated net loss of $18,746,000 or approximately $0.12 per share during the fiscal year ended October 31, 2015. The $16,511,000 decrease in the consolidated net loss was primarily due to a $16,169,000 decrease in exploration and property holding costs (which was significantly the result of the $16,437,000 goodwill impairment in the 2015 fiscal year described below), a $292,000 decrease in general and administrative expenses and $94,000 in other income in the 2016 fiscal year compared to $93,000 in other expenses in the 2015 fiscal year which was partially offset by $nil in income from discontinued operations, net of income taxes in the 2016 fiscal year compared to a $128,000 in income from discontinued operations, net of income taxes (including a gain on sale of assets of discontinued operations of $287,000, net of income taxes) in the 2015 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $16,169,000 to $1,127,000 in the 2016 fiscal year from $17,296,000 in the 2015 fiscal year. This decrease was the result of reduced employees, reduced property concessions' taxes as we decided to reduce our concessions' holdings and the decrease in the value of the $MXN compared to the U.S. dollar in the 2016 fiscal year compared to the 2015 fiscal year. Also, we recorded a $16,437,000 goodwill impairment in the 2015 fiscal year compared to a $nil goodwill impairment in the 2016 fiscal year. The decrease was partially offset by a $589,000 concessions' impairment in the 2016 fiscal year as we decided to reduce our concessions' holdings during the 2016 fiscal year.

At October 31, 2015, we did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on our goodwill impairment test as described in Note 2, Summary of Significant Accounting Policies – Impairment of Long-Lived Assets, Note 2, Summary of Significant Accounting Policies – Goodwill and Note 8, Goodwill, to our consolidated financial statements, we recorded a goodwill impairment of $16,437,000 in the fiscal year ended October 31, 2015. During fiscal 2016 year, no such impairment was required.

General and Administrative Costs

General and administrative expenses decreased $292,000 to $1,193,000 in the 2016 fiscal year from $1,485,000 in the 2015 fiscal year as described below.

Personnel costs decreased $50,000 to $470,000 in the 2016 fiscal year from $520,000 in the 2015 fiscal year. This decrease was mainly due to the temporary reduction in salaries for our employees, the decrease in the value of the $CDN compared to the U.S. dollar and the decrease in stock-based compensation expense to $61,000 in the 2016 fiscal year from $75,000 in the 2015 fiscal year as a result of stock options vesting in the 2016 fiscal year having a lower fair value than stock options vesting in the 2015 fiscal year.

Office and administrative expenses decreased $106,000 to $372,000 in the 2016 fiscal year from $478,000 in the 2015 fiscal year. This decrease was mainly the result of a decrease in the value of the $CDN compared to the U.S. dollar, decreased corporate office leasing costs and a decrease in listing fees due to voluntarily delisting our shares of common stock from the NYSE MKT on June 26, 2015, which was partially offset by increased costs associated with investor relations activities related to the 2016 private placements.

Professional services decreased $68,000 to $212,000 in the 2016 fiscal year from $280,000 in the 2015 fiscal year. This decrease is mainly due to a decrease in accounting fees.

Directors' fees decreased $56,000 to $138,000 in the 2016 fiscal year as compared to $194,000 for the 2015 fiscal year. This decrease was primarily due to a reduction in the number of directors, a temporary decrease in director fees and a $12,000 decrease in stock-based compensation expense to $26,000 in the 2016 fiscal year from $38,000 in the 2015 fiscal year as a result of stock options vesting in the 2016 fiscal year having a lower fair value than stock options vesting in the 2015 fiscal year.

We recorded a provision of $2,000 for uncollectible value-added taxes ("VAT") in the 2016 fiscal year compared to a provision of $12,000 in the 2015 fiscal year.  The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $94,000 for the 2016 fiscal year as compared to other expenses of $93,000 in the 2015 fiscal year. The significant factors contributing to other income was $134,000 in miscellaneous income, which was partially offset by a $38,000 foreign currency transaction loss compared to a $94,000 foreign currency transaction loss in the 2015 fiscal year.

The miscellaneous income in the 2016 fiscal year was primarily the result of a $133,000 gain on the sale of office and mining equipment at the Sierra Mojada Property. The foreign currency transaction loss in the 2016 fiscal year was primarily the result of the depreciation of the $CDN and $MXN. The foreign currency transaction loss in the 2015 fiscal year was primarily the result of the depreciation of the $CFA and the resulting impact on the intercompany loans between Silver Bull and our Gabonese subsidiaries.

Results of Discontinued Operations

Pursuant to accounting principles generally accepted in the United States of America ("GAAP"), Dome International and Dome International's wholly owned subsidiary, Dome Gabon, have been reported in discontinued operations for the fiscal year ended October 31, 2015. Loss from discontinued operations, net of income tax expense for the 2015 fiscal year was $159,000, which is mainly exploration and property holding costs of $86,000 and a foreign currency translation loss of $70,000 due to the depreciation of the $CFA and the resulting impact on intercompany loans between Silver Bull and our Gabonese subsidiaries. In addition, for the 2015 fiscal year, as a result of the Gabon Sale, we realized a gain on sale of assets of discontinued operations of $287,000, net of income taxes.

Material Changes in Financial Condition; Liquidity and Capital Resources

2016 Private Placements and Warrants Exercises

On May 19, 2016, June 3, 2016 and June 29, 2016, we completed a three-tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the "$CDN 0.13 Unit") for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100).  Each $CDN 0.13 Unit consists of one share of our common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the tranche of the private placement.  If the closing price of our common stock on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day.  We paid an 8% finder's fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents.  We incurred other costs of $55,799 related to this private placement.

On July 20, 2016, we completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000).  Each $CDN 0.15 Unit consists of one share of our common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement.  If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.  We paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent.  In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants").  Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above.  The fair value of the Placement Agent's Warrants was determined to be $11,621, and we incurred other offering costs of $40,349.

On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of our common stock on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Warrants were accelerated with a new expiration date of September 19, 2016. On September 15, 2016, 2,500,000 warrants to acquire 2,500,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $303,951 ($CDN 400,000). On September 19, 2016, 620,000 warrants to acquire 620,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $75,112 ($CDN 99,200). We incurred costs of $1,509 related to these warrant exercises.

Cash Flows

During the 2016 fiscal year, we primarily utilized cash and cash on hand to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. In addition, we received net proceeds of $1,503,000 from the private placements and $378,000 from the warrants exercises. As a result of the net cash proceeds received from the private placements and warrants exercises, which was partially offset by cash expenditures on exploration activities and general and administrative expenses, cash and cash on hand increased from $951,000 at October 31, 2015 to $1,467,000 at October 31, 2016.

Cash flows used in operations for the 2016 fiscal year was $1,485,000 as compared to $2,341,000 in the 2015 fiscal year.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property and decreased general and administrative expenses in the 2016 fiscal year compared to the 2015 fiscal year. In addition, accounts payable and accrued liabilities and expenses increased $75,000 in the 2016 fiscal year compared to a decrease of $163,000 in the 2015 fiscal year.

Cash flows provided by investing activities for the 2016 fiscal year was $141,000 in proceeds from the sale of office and mining equipment. Cash flows provided by investing activities in the 2015 fiscal year was $1,415,000, which was significantly related to the Gabon Sale proceeds of $1,365,000.

Cash flows provided by financing activities for the 2016 fiscal year was $1,881,000 as compared to $nil for the 2015 fiscal year. The cash flows provided by financing activities was due to net proceeds received of $1,503,000 for the private placements we completed and $378,000 in net proceeds received for the warrants exercises.

Capital Resources

As of October 31, 2016, we had cash and cash on hand of $1,467,000 and working capital of $1,249,000 as compared to cash and cash on hand of $951,000 and working capital of $832,000 as of October 31, 2015. The increase in our liquidity and working capital was primarily the result of the private placements we completed, warrants exercised and the proceeds from the sale of office and mining equipment, which was partially offset by cash and cash equivalents used by exploration activities at the Sierra Mojada Property and general and administrative expenses.

Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction, joint venture opportunities on the Sierra Mojada Property, asset divestitures or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options. Accordingly, even after taking into account the proceeds from our recent private placements and warrants exercises, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2017, our board of directors approved a calendar year 2017 budget of $0.6 million for the Sierra Mojada Property and a $0.9 million budget for general and administrative expenses. As of December 31, 2016, we had approximately $1.1 million in cash and cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2016

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes became effective for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of  Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes became effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. These changes became effective prospectively for our fiscal year beginning November 1, 2016. We have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures at this time.

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of our assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flows we estimate the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date. Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies, among other factors.

In determining the fair value of our long-lived assets, including goodwill, we used our market capitalization at October 31, 2015 and reduced this amount by our cash and cash on hand at October 31, 2015. We determined market capitalization less cash and cash on hand to be sufficiently representative of fair value due to the limited number of comparable assets, all of which have unique characteristics.

Assets Held for Sale

Office and mining equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price which reasonably approximates the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in their current condition; and (iv) sale is probable within the next 12 months.

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. We perform our annual goodwill impairment tests at April 30th of each fiscal year.

In performing the goodwill impairment tests, we have the option to elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that this is the case or we do not chose to elect to perform a qualitative assessment, we are required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If we determine based on the qualitative assessment that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2016 and October 31, 2015 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

Stock-Based Compensation and Warrants

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the options.  Volatility is determined based upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. We use the graded vesting attribution method to recognize compensation costs over the requisite service period.

We also used the Black-Scholes valuation model to determine the fair market value of a placement agent's compensation warrants.  Expected volatility is based upon weighted average historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none as we have not paid dividends and do not anticipate paying any dividends in the foreseeable future.

Foreign Currency Translation

During the fiscal years ended October 31, 2016 and October 31, 2015, the functional currency of Silver Bull Resources, Inc. and our subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the CFA.

During the fiscal years ended October 31, 2016 and October 31, 2015 our Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, and impairment of property concessions and office and mining equipment which are translated using the historical exchange rate. Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statement of operations.

During the fiscal years ended October 31, 2016 and October 31, 2015, assets and liabilities of our Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations and comprehensive loss.

Accounting for Loss Contingencies and Legal Costs

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We record an accrual for the estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made by Silver Bull Resources, Inc. if there is at least a reasonable possibility that a loss has been incurred, and either an accrual has not been made or an exposure to loss exists in excess of the amount accrued. In cases where only disclosure of the loss contingency is required, either the estimated loss or a range of estimated loss is disclosed or it is stated that an estimate cannot be made. Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

Discontinued Operations

Dome International's consolidated statements of operations are presented as income/loss from discontinued operations in the 2015 consolidated statements of operations. The 2015 consolidated statements of cash flows have not been adjusted to reflect discontinued operations.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2016, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2016 was effective.

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

(c)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see "Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources."

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

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

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See "Index to Consolidated financial statements" on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation.	10-K	10/31/2010	3.1.1

3.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Rights Agreement	8-A	06/12/2007	1

4.2	Form of Warrant Certificate	8-K	05/23/2016	10.2

4.3	Form of Silver Bull Resources, Inc. Warrant Certificate (Investors)	8-K	07/20/2016	10.2

4.4	Form of Silver Bull Resources, Inc. Warrant Certificate (Sprott Global Resource Investments, Ltd.)	8-K	07/20/2016	10.4

10.1+	2006 Stock Option Plan.	10-KSB	10/31/2006	4.2

10.2+	2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	04/30/2016	10.3

10.3+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Timothy Barry	8-K	02/26/2013	10.1

10.4+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Sean Fallis	8-K	02/26/2013	10.2

10.5+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Brian Edgar	8-K	02/26/2013	10.3
10.6+	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis.	8-K	02/26/2015	10.1
10.7+	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar.	8-K	06/04/2015	10.1

10.8+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Timothy Barry	8-K	02/26/2016	10.1

10.9+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Sean Fallis	8-K	02/26/2016	10.2

10.10+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Brian Edgar	8-K	02/26/2016	10.3

10.11	Form of Subscription Agreement	8-K	05/23/2016	10.1

10.12+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Brian Edgar	8-K	06/28/2016	10.1

10.13+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Timothy Barry	8-K	06/28/2016	10.2

10.14+	Amendment to Employment Agreement, dated June 24, 2016, by and between the Company and Sean Fallis	8-K	06/28/2016	10.3

10.15	Form of Silver Bull Resources, Inc. Subscription Agreement, dated July 14, 2016	8-K	07/20/2016	10.1

10.16	Placement Agent Agreement, dated July 7, 2016, by and between Silver Bull Resources, Inc. and Sprott Global Resource Investments, Ltd.	8-K	07/20/2016	10.3

14.1	Code of Ethics	10-KSB	10/31/2006	14

16.1	Letter of Hein & Associates LLP to the U.S. Securities and Exchange Commission, dated February 16, 2016	8-K	02/18/2016	16.1

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Smythe LLP				X

23.2	Consent of Hein & Associates LLP				X

23.3	Consent of Tuun Consulting Inc.				X
23.4	Consent of AKF Mining Services Inc.				X
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

99.1	Sierra Mojada location map. (1)				X

* The following financial information from Silver Bull Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of  Stockholders' Equity, Consolidated Statements of Cash Flows

+ Indicates a management contract or compensatory plan or arrangement.

(1) Filed herewith under Items 1 and 2 – Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 18, 2017	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 18, 2017	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 18, 2017	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 18, 2017	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 18, 2017	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 18, 2017	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Consolidated Statement of Changes in Stockholders' Equity	F-8

Notes to Consolidated Financial Statements	F-9 – F-24

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended October 31, 2015, were audited by other auditors; whose report dated January 19, 2016 expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Smythe LLP

Smythe LLP
Vancouver, Canada
January 18, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2015, and the related consolidated statement of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP
Denver, Colorado
January 19, 2016

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,467,328	$950,878
Value-added tax receivable, net of allowance for uncollectible taxes of $88,283 and $103,429 respectively (Note 4)	117,276	132,207
Income tax receivable	—	2,596
Other receivables	4,652	18,400
Prepaid expenses and deposits	116,271	135,421
Assets held for sale (Note 5)	21,283	—
Total Current Assets	1,726,810	1,239,502

Office and mining equipment, net (Note 6)	226,301	305,614
Property concessions (Note 7)	5,004,386	5,593,263
Goodwill (Note 8)	2,058,031	2,058,031
TOTAL ASSETS	$9,015,528	$9,196,410

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$133,274	$119,371
Accrued liabilities and expenses (Note 9)	334,297	282,933
Income tax payable	10,623	5,436
Total Current Liabilities	478,194	407,740

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 16)

STOCKHOLDERS' EQUITY (Notes 10, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 177,894,967 and 159,072,657 shares issued and outstanding, respectively	1,778,949	1,590,726
Additional paid-in capital	126,820,897	125,025,319
Accumulated deficit	(120,281,820)	(118,046,936)
Other comprehensive income	219,308	219,561
Total Stockholders' Equity	8,537,334	8,788,670

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,015,528	$9,196,410

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2016	2015
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	488,957	802,029
Depreciation and property concessions' impairment (Notes 5 and 7)	638,264	56,995
Goodwill impairment (Note 8)	—	16,437,000
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	1,127,221	17,296,024

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	469,555	519,884
Office and administrative	372,223	477,919
Professional services	211,925	280,018
Directors' fees	137,607	194,175
Provision for uncollectible value-added taxes	1,726	12,062
Depreciation	—	889
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,193,036	1,484,947

LOSS FROM OPERATIONS	(2,320,257)	(18,780,971)

OTHER INCOME (EXPENSES)
Interest and investment income	998	1,462
Interest and finance costs (Note 9)	(2,393)	(528)
Foreign currency transaction loss	(37,949)	(93,526)
Miscellaneous income (Note 5)	133,825	67
TOTAL OTHER INCOME (EXPENSES)	94,481	(92,525)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,225,776)	(18,873,496)

INCOME TAX EXPENSE (Note 14)	9,108	336
LOSS FROM CONTINUING OPERATIONS	(2,234,884)	(18,873,832)

Loss from discontinued operations, net of income taxes (Note 3)	—	(159,277)
Gain on sale of assets of discontinued operations, net of income taxes (Note 3)	—	287,280
NET LOSS	(2,234,884)	(18,745,829)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(253)	54,210
Realized foreign currency translation gain on sale of assets of discontinued operations (Note 3)	—	7,163
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(253)	61,373
COMPREHENSIVE LOSS	$(2,235,137)	$(18,684,456)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.12)
Loss from discontinued operations	$—	$—
NET LOSS	$(0.01)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	165,345,167	159,072,657

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,234,884)	$(18,745,829)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset's impairment	638,264	61,189
Goodwill impairment (Note 8)	—	16,437,000
Provision for uncollectible value-added taxes	1,726	12,062
Gain on sale of assets of discontinued operations (Note 3)	—	(287,280)
Gain on sale of office and mining equipment (Note 5)	(132,817)	—
Foreign currency transaction loss	31,375	175,220
Stock options issued for compensation	102,993	104,169
Changes in operating assets and liabilities:
Value-added tax receivable	(3,968)	(11,147)
Income tax receivables	2,365	(569)
Other receivables	12,927	6,690
Prepaid expenses and deposits	17,167	75,019
Accounts payable	13,935	(141,404)
Accrued liabilities and expenses	60,796	(21,646)
Income tax payable	5,467	(4,564)
Net cash used in operating activities	(1,484,654)	(2,341,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	—	80,238
Proceeds from sale of equipment	141,285	—
Acquisition of property concessions	—	(30,000)
Net proceeds from sale of discontinued operations (Note 3)	—	1,364,757
Net cash provided by investing activities	141,285	1,414,995

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs (Note 11)	1,503,254	—
Proceeds from exercise of warrants, net of costs (Note 11)	377,554	—
Net cash provided by financing activities	1,880,808	—

Effect of exchange rates on cash and cash equivalents	(20,989)	(9,196)

Net increase (decrease) in cash and cash equivalents	516,450	(935,291)
Cash and cash equivalents beginning of year	950,878	1,886,169

Cash and cash equivalents end of year	$1,467,328	$950,878

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2016	2015

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,863	$9,562
Interest paid	$2,393	$528

NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 13)	$11,621	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, November 1, 2014	159,072,657	$1,590,726	$124,921,150	$(99,301,107)	$158,188	$27,368,957

Stock option activity as follows:
-Stock based compensation for options issued to officers, employees, consultants and directors	—	—	104,169	—	— —	104,169
Other comprehensive income...	—	—	—	—	61,373	61,373
Net loss	—	—	—	(18,745,829)	———	(18,745,829)
Balance, October 31, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670

Issuance of common stock as follows:
- for cash at a price of Canadian dollar ("$CDN") $0.13 per share with attached warrants less offering costs of $75,443 (Note 11)	11,362,310	113,623	948,577	—	—	1,062,200
- for cash at a price of $CDN 0.15 per share with attached warrants less offering costs of $75,296 (Note 11)	4,340,000	43,400	386,033	—	—	429,433
- exercise of warrants at an average price of $CDN 0.16 per share less costs of $1,509 (Note 11)	3,120,000	31,200	346,354	—	—	377,554
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to directors, officers and employees	—	—	102,993	—	—	102,993
- fair value of warrants issued to agent in connection with the $CDN 0.15 per share private placement (Notes 11 and 13)	—	—	11,621	—	—	11,621
Other comprehensive loss	—	—	—	—	(253)	(253)
Net loss	—	—	—	(2,234,884)	———	(2,234,884)
Balance, October 31, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334

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

The Company engages in the business of mineral exploration. The Company currently owns or has the option to acquire a number of property concessions in Mexico (collectively known as the "Sierra Mojada Property"). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas") and through Minera Metalin's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. ("Minas").

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $120,281,820.  Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of October 31, 2016, the Company had working capital of $1,248,616 and cash and cash equivalents of $1,467,328. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options. Accordingly, even after taking into account the proceeds from the Company's recent private placements and warrants exercised, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.

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

Basis of Presentation

The Company's consolidated financial statements are presented in the U.S. dollar and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") using the accrual method of accounting, except for cash flow amounts.

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

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable. As of October 31, 2016, the Company has not recognized any revenues.

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

Impairment of Long-Lived Assets

Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flows the Company estimates the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date. Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies among other factors.

Assets Held for Sale

Office and mining equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price which reasonably approximates the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in their current condition; and (iv) sale is probable within the next 12 months.

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

In performing the goodwill impairment tests, the Company has the option to elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that this is the case or the Company does not chose to elect to perform a qualitative assessment, the Company is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If the Company determines based on the qualitative assessment that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.

During the year ended October 31, 2015, the Company recorded an impairment charge to goodwill of $16,437,000. In determining the fair value of its long-lived assets, including goodwill, the Company used its market capitalization at October 31, 2015 and reduced this amount by the Company's cash and cash equivalents at October 31, 2015. The Company determined market capitalization less cash and cash equivalents to be sufficiently representative of fair value due to the limited number of comparable assets, all of which have unique characteristics. No impairment of goodwill was deemed necessary in fiscal year ended October 31, 2016.

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

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2016 and October 31, 2015 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

Stock-Based Compensation and Warrants

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the options.  Volatility is determined based upon historical volatility of the Company's stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period.

The Company also uses the Black-Scholes valuation model to determine the fair market value of a placement agent's compensation warrants. Expected volatility is based upon weighted average historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants.  The dividend yield is assumed to be none as the Company has not paid dividends nor does not anticipate paying any dividends in the foreseeable future.

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 16,058,258 shares and 8,657,858 shares outstanding at October 31, 2016 and 2015, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2016 and October 31, 2015, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the Central African franc ("$CFA").

During the years ended October 31, 2016 and October 31, 2015 the Company's Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company's Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, cost of office and mining equipment sold and impairment of property concessions which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company's Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2016 and October 31, 2015 assets and liabilities of the Company's Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period. Exchange differences arising on translation were disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions were reflected in the results of operations and comprehensive loss.

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

Discontinued Operations

Dome International's consolidated statements of operations are presented as income/loss from discontinued operations in the 2015 consolidated statements of operations. The 2015 consolidated statements of cash flows have not been adjusted to reflect discontinued operations.

Recent Accounting Pronouncements Adopted in the Year

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2018. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for the Company's fiscal year beginning November 1, 2017. Early application is permitted.  The Company has not determined the effects of this update on the Company's financial position and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes became effective for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. These changes became effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. These changes became effective prospectively for the Company's fiscal year beginning November 1, 2016. The Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

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

The following table details selected financial information included in the (income) loss from discontinued operations for the fiscal years ended October 31, 2016 and 2015.

	For the Year Ended
	October 31,
	2016	2015

Exploration and property holding costs	$—	$85,542
Depreciation and asset impairment	—	3,305
Foreign currency transaction loss	—	70,430
Gain on sale of discontinued operations, net of income taxes	—	(287,280)
Income from discontinued operations, net of income taxes	$—	$(128,003)

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico. The Company estimates net VAT of $117,276 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions. During the year ended October 31, 2016, a provision of uncollectible VAT of $1,726 has been recorded.

A summary of the changes in the allowance for uncollectible VAT taxes for the fiscal years ended October 31, 2016 and 2015 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2014	$116,274
Provision for uncollectible VAT Taxes	12,062
Write-off VAT receivable	(3,550)
Foreign currency translation adjustment	(21,357)
Allowance for uncollectible VAT taxes – October 31, 2015	103,429
Provision for uncollectible VAT Taxes	1,726
Write-off VAT receivable	(3,835)
Foreign currency translation adjustment	(13,037)
Allowance for uncollectible taxes – October 31, 2016	$88,283

NOTE 5 – ASSETS HELD FOR SALE

The Company has classified certain office and mining equipment as assets held for sale as at October 31, 2016 as these assets were approved for immediate sale in their present condition, the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.

As at October 31, 2016, the assets held for sale had a net book value of $21,283. An impairment of $13,788 was recorded on assets held for sale during the year ended October 31, 2016. During the year ended October 31, 2016, the Company recorded a gain on sale of office and mining equipment of $132,817, which is included in miscellaneous income in the consolidated statements of operations and comprehensive loss.

NOTE 6 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at October 31, 2016 and October 31, 2015, respectively:
	October 31,	October 31,
	2016	2015

Mining equipment	$291,529	$504,451
Vehicles	53,451	81,261
Building and structures	182,436	191,966
Computer equipment and software	83,701	83,701
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	703,685	953,947
Less: Accumulated depreciation	(477,384)	(648,333)
Office and mining equipment, net	$226,301	$305,614

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at October 31, 2016 and 2015, respectively:

Property Concessions – October 31, 2014	$5,563,263
Acquisitions	30,000
Property Concessions – October 31, 2015	$5,593,263
Impairment	(588,877)
Property Concessions – October 31, 2016	$5,004,386

During the fiscal year ended October 31, 2016, the Company decided to reduce the Company's concession holdings in Sierra Mojada, Mexico. As a result, the Company has impaired the capitalized property concession balance related to these concessions of $588,877.

NOTE 8 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2016, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

At October 31, 2015, the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performed the two-step goodwill impairment test. Based on the Company's goodwill impairment test as described in Note 2, Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2, Summary of Significant Accounting Policies – Goodwill, to the consolidated financial statements, the Company recorded a goodwill impairment of $16,437,000 in the fiscal year ended October 31, 2015. The Company calculated the goodwill impairment as of October 31, 2015 and the Company calculated the fair value in accordance with level three fair value assumptions.

The following is a summary of the Company's goodwill balance as at October 31, 2016 and 2015, respectively:

Goodwill – October 31, 2014	$18,495,031
Impairment	(16,437,000)
Goodwill – October 31, 2015 and 2016	$2,058,031

NOTE 9 – ACCRUED LIABILITIES AND EXPENSES

During the year ended October 31, 2016 and 2015, the Company financed an insurance premium at an interest rate of 7.49% and 7.99% respectively. The insurance premium finance agreements have a maturity of less than one year and have a balance of $87,000 and $65,250 respectively which are included in accrued liabilities and expenses at October 31, 2016 and 2015.

NOTE 10 – SHAREHOLDER RIGHTS PLAN

On June 11, 2007, the board of directors adopted a shareholders' right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one share of common stock purchase right (a "Right") for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of October 31, 2016, there are 177,894,967 shares outstanding with Rights attached.

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

NOTE 11 – COMMON STOCK

On May 19, 2016, June 3, 2016 and June 29, 2016, the Company completed a three tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the "$CDN 0.13 Unit") for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100). Each $CDN 0.13 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.13 Warrant").  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 12 months from the closing of the tranche of the private placement. If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day. The Company paid an 8% finder's fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents. The Company incurred other costs of $55,799 related to this private placement.

On July 20, 2016, the Company completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000). Each $CDN 0.15 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement. If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration. The Company paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent. In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants"). Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above. The fair value of the Placement Agent's Warrants was determined to be $11,621 (Note 13), and the Company incurred other offering costs of $40,349.
On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of the common stock of the Company on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Warrants were accelerated with a new expiration date of September 19, 2016. On September 15, 2016, 2,500,000 warrants to acquire 2,500,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $303,951 ($CDN 400,000). On September 19, 2016, 620,000 warrants to acquire 620,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $75,112 ($CDN 99,200). The Company incurred costs of $1,509 related to these warrant exercises.

No common stock was issued during the fiscal year ended October 31, 2015.

NOTE 12 – STOCK OPTIONS

The Company has one active stock option plan, the 2010 Stock Option and Stock Bonus Plan, as amended (the "2010 Plan").  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  Under the 2006 Stock Option Plan (the "2006 Plan"), the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. However, as of May 1, 2016, no additional options may be issued under the 2006 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to 10 years.

A summary of the range of assumptions used to value stock options granted for the fiscal years ended October 31, 2016 and 2015 are as follows:

Year Ended October 31,
Options	2016	2015

Expected volatility	65% – 84%	—
Risk-free interest rate	0.79% – 0.98%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

During the year ended October 31, 2016, the Company granted options to acquire 4,075,000 shares of common stock with an exercise price of $CDN 0.075 and 300,000 shares of common stock with an exercise price of $CDN 0.255. The weighted-average grant-date fair value of stock options granted was $0.03 per share. No options were exercised during the fiscal year ended October 31, 2016

No options were granted or exercised during the fiscal year ended October 31, 2015.

The following is a summary of stock option activity for the fiscal years ended October 31, 2016 and 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2014	11,422,144	$0.50	3.00	$—
Forfeited or Cancelled	(2,764,286)	0.64
Outstanding at October 31, 2015	8,657,858	$0.46	2.36	$—
Granted	4,375,000	0.06
Expired	(1,000,000)	0.85
Forfeited or Cancelled	(515,000)	0.46
Outstanding at October 31, 2016	11,517,858	0.28	2.66	$227,891
Exercisable at October 31, 2016	8,601,192	$0.35	2.09	$75,964

The Company recognized stock-based compensation costs for stock options of $102,993 and $104,169 for the fiscal years ended October 31, 2016 and 2015, respectively. As of October 31, 2016, there remains $46,501 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.59 years.

Summarized information about stock options outstanding and exercisable at October 31, 2016 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	4.32	$0.06	1,358,334	$0.06
0.19 – 0.26	2,625,000	3.06	0.25	2,425,000	0.26
0.37	1,705,000	1.65	0.37	1,705,000	0.37
0.44 – 0.60	3,070,000	0.70	0.51	3,070,000	0.51
2.18	42,858	1.22	2.18	42,858	2.18
$0.06 – 2.18	11,517,858	2.66	$0.28	8,601,192	$0.35

NOTE 13 - WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2016 and 2015 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2014 and 2015	—	$—	—	$—
Issued in the $CDN 0.13 Unit private placement (Note 11)	11,362,310	$0.12
Issued in the $CDN 0.15 Unit private placement (Note 11)	4,340,000	0.12
Placement Agent's Warrants	200,400	0.16
Exercised	(3,120,000)	0.12
Expired	(8,242,310)	0.12
Outstanding and exercisable at October 31, 2016	4,540,400	$0.12	2.67	$—

During the year ended October 31, 2016, the Company issued 11,362,310 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.13 Unit private placement (Note 11).

During the year ended October 31, 2016, the Company issued 4,340,000 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.15 Unit private placement and issued 200,400 compensation warrants to a placement agent with an exercise price of $CDN 0.205 (Note 11). The fair value of the Placement Agent's Warrants was determined to be $11,621 based upon the Black-Scholes pricing model using a risk-free interest rate of 0.73%, expected volatility of 89%, dividend yield of 0%, and a contractual term of two years.

On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of the common stock of the Company on the OTCQB Venture Marketplace was $0.18 or higher. In total, 11,362,310 $CDN 0.13 Warrants were accelerated with a new expiration date of September 19, 2016. On September 15, 2016, 2,500,000 warrants to acquire 2,500,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock. On September 19, 2016, 620,000 warrants to acquire 620,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock. These warrants had an intrinsic value of $57,737 at the time of exercise. On September 19, 2016, 8,242,310 $CDN 0.13 Warrants expired.

No warrants were issued or exercised during the year ended October 31, 2015.

Summarized information about warrants outstanding and exercisable at October 31, 2016 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.12	4,340,000	2.72	$0.12
0.15	200,400	1.72	0.15
$0.12 – 0.15	4,540,400	2.67	$0.12

 NOTE 14 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return and a Canadian branch return on a fiscal year-end basis and files Mexican income tax returns for its three Mexican subsidiaries on a calendar year-end basis.  The Company and two of its wholly-owned subsidiaries, Minera Metalin and Minas, have not generated taxable income since inception. Contratistas, another wholly- owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera Metalin on the services it provides.

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation files a tax return in the United States as part of the Company's consolidated tax return and African Resources files a tax return in Gabon, Africa.  Dome and its subsidiaries do not currently generate taxable income.

The components of loss before income taxes were as follows:

	For the year ended October 31,
	2016	2015
United States	$(1,363,000)	$(1,657,000)
Foreign	(863,000)	(17,216,000)
Loss from continuing operations	(2,226,000)	(18,873,000)
Income from discontinued operations	—	128,000
Loss before income taxes	$(2,226,000)	$(18,745,000)

The components of the provision for income taxes are as follows:
	For the year ended October 31,
	2016	2015
Foreign
Current tax expense	$9,000	$—
Deferred tax expense	—	—
Total from continuing operations	9,000	—
Total from discontinued operations	—	—
	$9,000	$—

The Company's provision for income taxes for the fiscal year ended October 31, 2016 consisted of a tax expense of $9,108 related to a provision for income taxes for Contratistas and the Silver Bull Canadian branch return for the fiscal year ended October 31, 2016.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:
	For the year ended
	October 31,
	2016	2015

Income tax benefit calculated at U.S. federal income tax rate	$(779,000)	$(6,561,000)

Differences arising from:
Permanent differences due to goodwill impairment (Note 8)	—	4,931,000
Other permanent differences	40,000	(944,000)
Differences due to foreign income tax rates	43,000	1,210,000
Adjustment to prior year taxes	493,000	(223,000)
Inflation adjustment foreign net operating loss	(242,000)	(272,000)
Foreign currency fluctuations	1,731,000	2,091,000
Decrease in valuation allowance	(1,452,000)	(544,000)
Net operation loss carry forwards expiration – Mexico	173,000	220,000
Other	2,000	92,000
Net income tax provision	$9,000	$—

The components of the deferred tax assets at October 31, 2016 and 2015 were as follows:

	October 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards – U.S.	$11,353,000	$11,322,000
Net capital loss carry forwards – U.S.	103,000	165,000
Net operating loss carry forwards – Mexico	8,300,000	9,148,000
Stock-based compensation – U.S.	24,000	53,000
Exploration costs	—	560,000
Other – U.S.	35,000	21,000
Other – Mexico	19,000	20,000
Total net deferred tax assets	19,834,000	21,289,000
Less: valuation allowance	(19,834,000)	(21,289,000)
Net deferred tax asset	$—	$—

At October 31, 2016, the Company has U.S. net operating loss carry-forwards of approximately $32 million which expire in the years 2018 through 2036.  The Company has U.S net capital loss carry-forwards of approximately $0.3 million which expire in the year 2020. The Company has approximately $28 million of net operating loss carry-forwards in Mexico which expire in the years 2017 through 2026.

The valuation allowance for deferred tax assets of $19.8 million and $21.3 million at October 31, 2016 and 2015, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2016 and 2015, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2016, and accordingly the Company's effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company's principal tax jurisdictions:

United States:	2012 and all following years
Mexico:	2011 and all following years
Canada:	2012 and all following years
Gabon, Africa:	2013 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of October 31, 2016 and October 31, 2015, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities and expenses approximate fair value at October  31, 2016 and October 31, 2015 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2016 and 2015, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $1,375,673 and $854,979 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2016 and 2015, the U.S. dollar equivalent balance for these accounts was $17,010 and $19,393, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2016, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $578.

Foreign Currency Exchange Risk

The Company is not subject to any material market risk related to foreign currency exchange rate fluctuations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property based on the revenue generated from production. Total payments under this royalty are limited to $6.875 million (the "Royalty").

Office Lease Commitment

The Company entered into a six-month office sub-lease agreement from July 1, 2016 to December 31, 2016 for the Company's corporate office in Vancouver, Canada. Subsequent to December 31, 2016 the office sub-lease agreement is on a month to month basis. The monthly lease payment is $CDN 4,300. As of October 31, 2016, one U.S. dollar approximates $CDN 1.34.

Litigation and Claims

On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project.  On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive a preliminary or final judgment of the Third Circuit Court in Chihuahua prior to the end of the first quarter of 2017. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The lawsuit is currently in the phase of evidence submission by the parties. The Company and the Company's Mexican legal counsel have asserted all applicable defenses.  The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.
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

Geographic information is approximately as follows:
	For the Year Ended
	October 31,
	2016	2015
Net loss
Mexico	$(1,002,000)	$(17,307,000)
Canada	(1,218,000)	(1,453,000)
Gabon	(15,000)	(114,000)
Loss from Continuing Operations	(2,235,000)	(18,874,000)
Income from Discontinued Operations	-	128,000
Net Loss	$(2,235,000)	$(18,746,000)

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2016:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$1,450,000	$17,000	$-	$1,467,000
Value-added tax receivable, net	-	117,000	-	117,000
Other receivables	3,000	2,000	-	5,000
Prepaid expenses and deposits	93,000	23,000	-	116,000
Assets held for sale	-	21,000	-	21,000
Office and mining equipment, net	-	226,000	-	226,000
Property concessions	-	5,005,000	-	5,005,000
Goodwill	-	2,058,000	-	2,058,000
	$1,546,000	$7,469,000	$-	$9,015,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2015:

	Canada	Mexico	Gabon	Total
Cash and cash equivalents	$932,000	$18,000	$1,000	$951,000
Value-added tax receivable, net	-	132,000	-	132,000
Income tax and other receivables	10,000	11,000	-	21,000
Prepaid expenses and deposits	104,000	30,000	1,000	135,000
Office and mining equipment, net	-	306,000	-	306,000
Property concessions	-	5,593,000	-	5,593,000
Goodwill	-	2,058,000	-	2,058,000
	$1,046,000	$8,148,000	$2,000	$9,196,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  Neither the Mexican government nor the Gabonese government requires foreign entities to maintain cash reserves in its respective country.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,
	2016	2015
Exploration and property holding costs
Mexico Sierra Mojada	$(1,112,000)	$(17,263,000)
Gabon Mitzic	(15,000)	(33,000)
	$(1,127,000)	$(17,296,000)