Form 10-Q
period 2017-01-31
SILVER BULL RESOURCES, INC.
filed 2017-03-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 16, 2017, there were 177,894,967 shares of the registrant's $0.01 par value common stock outstanding, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31, 2017	October 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 15)	$766,855	$1,467,328
Value-added tax receivable, net of allowance for uncollectible taxes of $82,128 and $88,283 respectively (Note 5)	142,999	117,276
Other receivables	8,359	4,652
Prepaid expenses and deposits	95,674	116,271
Assets held for sale (Note 6)	21,283	21,283
Total Current Assets	1,035,170	1,726,810

Office and mining equipment, net (Note 7)	218,618	226,301
Property concessions (Note 8)	5,004,386	5,004,386
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$8,316,205	$9,015,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$87,399	$133,274
Accrued liabilities and expenses (Note 10)	247,758	334,297
Income tax payable	7,999	10,623
Total Current Liabilities	343,156	478,194

COMMITMENTS AND CONTINGENCIES (Notes 1, 11 and 16)

STOCKHOLDERS' EQUITY (Notes 11, 12, 13 and 14)
Common stock, $0.01 par value; 300,000,000 shares authorized, 177,894,967 and 177,894,967 shares issued and outstanding, respectively	1,778,949	1,778,949
Additional paid-in capital	126,837,349	126,820,897
Accumulated deficit	(120,865,278)	(120,281,820)
Other comprehensive income	222,029	219,308
Total Stockholders' Equity	7,973,049	8,537,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,316,205	$9,015,528

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2017	2016

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	360,197	106,593
Depreciation, asset and property concessions' impairment (Notes 6 and 8)	7,682	50,503
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	367,879	157,096

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	116,188	105,085
Office and administrative	61,929	79,921
Professional services	41,751	91,664
Directors' fees	34,796	28,130
(Recovery of) provision for uncollectible value-added taxes (Note 5)	(51,170)	293
Depreciation	—	—
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	203,494	305,093

LOSS FROM OPERATIONS	(571,373)	(462,189)

OTHER (EXPENSES) INCOME
Interest income	508	291
Interest and finance costs (Note 10)	(925)	(714)
Foreign currency transaction loss	(13,786)	(5,309)
Miscellaneous income	—	1,588
TOTAL OTHER EXPENSES	(14,203)	(4,144)

LOSS BEFORE INCOME TAXES	(585,576)	(466,333)

INCOME TAX RECOVERY	2,118	1,200
NET LOSS	(583,458)	(465,133)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	2,721	1,201
COMPREHENSIVE LOSS	$(580,737)	$(463,932)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$—
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	177,894,967	159,072,657

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334
Stock option activity as follows: - Stock-based compensation for options issued to officers, employees and consultants	—	—	16,452	—	—	16,452
Other comprehensive income	—	—	—	—	2,721	2,721
Net loss for the three month period ended January 31, 2017	—	—	—	(583,458)	———	(583,458)
Balance, January 31, 2017	177,894,967	$1,778,949	$126,837,349	$(120,865,278)	$222,029	$7,973,049

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(583,458)	$(465,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concessions' impairment	7,682	50,503
(Recovery of) provision for uncollectible value-added taxes	(51,170)	293
Other income	—	675
Foreign currency transaction loss	3,362	16,793
Stock options issued for compensation	16,452	6,005
Changes in operating assets and liabilities:
Value-added tax receivable	(38,202)	1,439
Income taxes receivable	—	(569)
Other receivables	(3,844)	2,559
Prepaid expenses and deposits	19,743	27,166
Accounts payable	(45,882)	(3,553)
Accrued liabilities and expenses	(24,752)	5,810
Income tax payable	(2,096)	(434)
Net cash used by operating activities	(702,165)	(358,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	869
Net cash provided by investing activities	—	869

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	1,692	(7,892)

Net decrease in cash and cash equivalents	(700,473)	(365,469)

Cash and cash equivalents beginning of period	1,467,328	950,878

Cash and cash equivalents end of period	$766,855	$585,409

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2017	2016

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$178
Interest paid	$925	$714

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

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

The Company's efforts and expenditures have been concentrated on the exploration of properties, principally the Sierra Mojada Property located in Coahuila, Mexico. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time.
Going Concern
Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $120,865,278.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of January 31, 2017, the Company had working capital of $692,014 and cash and cash equivalents of $766,855. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options. Accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.
These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
NOTE 2 – BASIS OF PRESENTATION
The Company's interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules of the U.S. Securities and Exchange Commission ("SEC") regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at October 31, 2016 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2016.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company's Annual Report on Form 10-K for the year ended October 31, 2016 filed on January 19, 2017, except as follows.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2017
Effective November 1, 2016, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350) - Intangibles—Goodwill and Other," which will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. These changes become effective for the Company's fiscal year beginning November 1, 2020. Early adoption is permitted. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash," which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2017. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company's fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief.  At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning November 1, 2018. Early application is permitted. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for the Company's fiscal year beginning November 1, 2017. Early application is permitted.  At this time, the Company has not determined the effects of this update on the Company's financial position, and disclosures.
In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date," which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning November 1, 2017. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for the Company's fiscal year and interim periods within those years beginning after November 1, 2017. Early application is permitted. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company's present or future interim condensed consolidated financial statements.

NOTE 4 – LOSS PER SHARE
The Company had stock options and warrants outstanding at January 31, 2017 and January 31, 2016 that upon exercise were issuable into 15,209,686 and 8,657,858 shares of the Company's common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 5 – VALUE-ADDED TAX RECEIVABLE
Value-added tax ("VAT") receivable relates to VAT paid in Mexico. The Company estimates net VAT of $142,999 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions. During the three months ended January 31, 2017, a recovery of VAT originating from Gabon of $51,170 has been recorded in the condensed consolidated statements of operations and comprehensive loss.
A summary of the changes in the allowance for uncollectible VAT taxes for the three months ended January 31, 2017 is as follows:
Allowance for uncollectible VAT taxes – October 31, 2016	$88,283
VAT receivable allowance	1,781
Foreign currency translation adjustment	(7,859)
Write-off VAT receivable	(77)
Allowance for uncollectible VAT taxes – January 31, 2017	$82,128
NOTE 6 – ASSETS HELD FOR SALE
The Company has classified certain office and mining equipment as assets held for sale as at January 31, 2017 as these assets were ready for immediate sale in their present condition,  the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.
As at January 31, 2017, the assets held for sale had a net book value of $21,283. An impairment of $nil and $7,554 were recorded on assets held for sale during the three months ended January 31, 2017 and January 31, 2016, respectively.
NOTE 7 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company's office and mining equipment at January 31, 2017 and October 31, 2016, respectively:
	January 31,	October 31,
	2017	2016

Mining equipment	$291,529	$291,529
Vehicles	53,451	53,451
Buildings and structures	182,436	182,436
Computer equipment and software	83,701	83,701
Well equipment	39,637	39,637
Office equipment	52,931	52,931
	703,685	703,685
Less: Accumulated depreciation	(485,067)	(477,384)
Office and mining equipment, net	$218,618	$226,301

NOTE 8 – PROPERTY CONCESSIONS
The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at January 31, 2017 and October 31, 2016:
Property concessions – January 31, 2017 and October 31, 2016	$5,004,386

During the three months ended January 31, 2016, the Company decided to reduce the Company's concession holdings in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $30,170.

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
The following is a summary of the Company's goodwill balance as at January 31, 2017 and October 31, 2016:

Goodwill – January 31, 2017 and October 31, 2016	$2,058,031

NOTE 10 – ACCRUED LIABILITIES AND EXPENSES
The Company financed an insurance premium at an interest rate of 7.49%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $43,500 which is included in accrued liabilities and expenses at January 31, 2017.
NOTE 11 – SHAREHOLDER RIGHTS PLAN
On June 11, 2007, the board of directors adopted a shareholders' right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one share of common stock purchase right (a "Right") for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right is attached to each share of Company common stock issued since that date.  Each Right is attached to the underlying common stock and will remain with the common stock if the stock is sold or transferred.  As of January 31, 2017, there are 177,894,967 shares outstanding with Rights attached.
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
NOTE 12 – COMMON STOCK
No shares of common stock were issued during the three months ended January 31, 2017 and January 31, 2016.

NOTE 13 – STOCK OPTIONS
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

No options were granted or exercised during the three months ended January 31, 2017 and January 31, 2016.

The following is a summary of stock option activity for the three months ended January 31, 2017:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2016	11,517,858	$0.28	2.66	$227,891
Expired	(820,000)	0.54
Cancelled	(28,572)	2.18
Outstanding at January 31, 2017	10,669,286	$0.25	2.60	$281,855
Exercisable at January 31, 2017	7,752,620	$0.32	2.04	$93,952

The Company recognized stock-based compensation costs for stock options of $16,452 and $6,005 for the three months ended January 31, 2017 and January 31, 2016, respectively. As of January 31, 2017, there was $30,049 of total unrecognized compensation expense which is expected to be recognized over a weighted average period of 0.56 years.
Summarized information about stock options outstanding and exercisable at January 31, 2017 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	4.06	$0.06	1,358,334	$0.06
0.20 – 0.26	2,625,000	2.81	0.25	2,425,000	0.26
0.37	1,705,000	1.40	0.37	1,705,000	0.37
0.44 – 0.60	2,250,000	0.63	0.50	2,250,000	0.50
2.18	14,286	0.96	2.18	14,286	2.18
$0.06 – 2.18	10,669,286	2.60	$0.25	7,752,620	$0.32

 NOTE 14 – WARRANTS
A summary of warrant activity for the three months ended January 31, 2017 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2016	4,540,400	$0.12	2.67	—
Outstanding and exercisable at January 31, 2017	4,540,400	$0.12	2.42	$16,677

No warrants were issued or exercised during the three months ended January 31, 2017 and January 31, 2016.

Summarized information about warrants outstanding and exercisable at January 31, 2017 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.12	4,340,000	2.47	$0.12
0.16	200,400	1.47	0.16
$0.12 – 0.16	4,540,400	2.42	$0.12

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of January 31, 2017 and October 31, 2016, the Company had no financial assets or liabilities required to be reported for fair value purposes.
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities and expenses approximate fair value at January 31, 2017 and October 31, 2016 due to the short maturities of these financial instruments.
Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar ("$CDN") cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000, and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2017 and October 31, 2016, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $664,396 and $1,375,673 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico.  These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2017 and October 31, 2016, the U.S. dollar equivalent balance for these accounts was $27,608 and $17,010, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2017, a 1% decrease in interest rates would have resulted in a reduction of approximately $508 in interest income for the period.
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
Litigation and Claims
On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada project.  On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, notwithstanding that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, notwithstanding that none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive a preliminary or final judgment of the Federal Third Circuit Court in Chihuahua prior to the end of the second calendar quarter of 2017. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  All means of evidence have been submitted to the Court. The Company and the Company's Mexican legal counsel have asserted all applicable defenses. A final judgment is expected prior to the end of the second calendar quarter of 2017. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
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
Geographic information is approximately as follows:
	For the Three Months Ended
	January 31,
	2017	2016

Mexico	$(409,000)	$(162,000)
Canada	(260,000)	(303,000)
Gabon	86,000	—
Net Loss	$(583,000)	$(465,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$740,000	$27,000	$767,000
Value-added tax receivable, net	-	143,000	143,000
Other receivables	7,000	1,000	8,000
Prepaid expenses and deposits	75,000	21,000	96,000
Assets held for sale	-	21,000	21,000
Office and mining equipment, net	-	219,000	219,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$822,000	$7,494,000	$8,316,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2016:
	Canada	Mexico	Total
Cash and cash equivalents	$1,450,000	$17,000	$1,467,000
Value-added tax receivable, net	-	117,000	117,000
Other receivables	3,000	2,000	5,000
Prepaid expenses and deposits	93,000	23,000	116,000
Assets held for sale	-	21,000	21,000
Office and mining equipment, net	-	226,000	226,000
Property concessions	-	5,005,000	5,005,000
Goodwill	-	2,058,000	2,058,000
	$1,546,000	$7,469,000	$9,015,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
The following table details the allocation of exploration and property holding costs for the exploration properties:
	For the Three Months Ended
	January 31,
	2017	2016
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(402,000)	$(157,000)
Gabon Mitzic	34,000	—
	$(368,000)	$(157,000)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
When we use the terms "Silver Bull," "we," "us," or "our," we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under "Glossary of Common Terms" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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

•	Timing of the release of drilling results;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant "reserves";
•	Ability to obtain permits required for drilling and other exploration activities;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations in Mexico on estimated capital expenditures and operating and/or reclamation costs;
•	Our ability to raise additional capital and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The timing and scope of our exploration activities, including in connection with the licenses, permits or other authorizations required to conduct such activities;

•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our efforts to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including without limitation, risks associated with the following:
•	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;
•	Results of future exploration at our Sierra Mojada project;
•	Our ability to prepare and distribute the results of our drilling program on our expected timeline;
•
Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties (ii) interest rates and (iii) foreign currency exchange rates;

•	The amount and nature of future capital and exploration expenditures;
•	Volatility in our stock price;
•	Our inability to obtain required permits;
•	Competitive factors, including exploration-related competition;
•	Timing of receipt and maintenance of government approvals;
•	Unanticipated title issues;
•	Changes in tax laws;
•	Changes in regulatory frameworks or regulations affecting our activities;
•	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and
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
Cautionary Note Regarding Exploration Stage Companies
We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Business Overview
Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera Metalin's wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. ("Minas"). However, as noted above, we have not established any reserves at the Sierra Mojada Property, are in the exploration stage and may never enter the development or production stage.
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.
Properties Concessions and Property Concessions Outlook
Sierra Mojada Property
In January 2017, our Board of Directors approved a calendar-year 2017 budget of $0.6 million for the Sierra Mojada Property. The focus of the 2017 calendar year program is the drilling program, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.
Drilling
During the three months period ended January 31, 2017, we drilled approximately 2,280 meters. After January 31, 2017, we drilled an additional 960 meters and completed our current drilling program. We expect to release the results from the drilling program in March 2017.
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
Metallurgical Studies
During May 2015, we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and to a group in Australia to assess its proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The "fine bubble" flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

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
In addition, we previously conducted a metallurgical program to test the recovery of the silver mineralization using the agitation cyanide leach method and of the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver zone focused on cyanide leach recovery of the silver using "Bottle Roll" tests to simulate an agitation leach system and to determine the recovery of low-grade zinc that occurs in the silver zone and high-grade zinc from the zinc zone that had been blended with mineralization from the silver zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the silver zone.
Results of Operations
Three Months Ended January 31, 2017 and January 31, 2016
For the three months ended January 31, 2017, we experienced a net loss of $583,000, or approximately $nil per share, compared to a net loss of $465,000, or approximately $nil per share, during the comparable period last year. The $118,000 increase in net loss was primarily due to a $211,000 increase in exploration and property holding costs and a $10,000 increase in other expenses, which was partially offset by a $102,000 decrease in general and administrative expenses compared to the comparable period last year as described below.
Exploration and Property Holding Costs
Exploration and property holding costs increased $211,000 to $368,000 for the three months ended January 31, 2017, compared to $157,000 for the comparable period last year. This increase was the result of the drilling program discussed previously which was partially offset by the decrease in value of the Mexico Peso ("$MXN") compared to the U.S. dollar in the three months ended January 31, 2017 compared to the three months ended January 31, 2016. In addition, property concession impairment of $30,000 was recorded in the three months ended January 31, 2016.
General and Administrative Costs
We recorded a general and administrative expense of $203,000 for the three months ended January 31, 2017 as compared to $305,000 for the comparable period last year. The $102,000 decrease was mainly the result of a $18,000 decrease in office and administrative cost, a $50,000 decrease in professional services, a $51,000 recovery of uncollectible VAT compared to $nil in the comparable period last year as described below which was partially offset by a $11,000 increase in personnel costs and a $7,000 increase in directors' fees.
Personnel costs increased $11,000 to $116,000 for the three months ended January 31, 2017 as compared to $105,000 for the comparable period last year. This increase was mainly due to a temporary 30% reduction in certain employees' salary during a portion of the three months ended January 31, 2016.
Office and administrative costs decreased $18,000 to $62,000 for the three months ended January 31, 2017 as compared to $80,000 for the same period last year. This decrease was mainly due to a decrease in corporate office rental expenses as a result of our corporate office move in July 2016.
Professional fees decreased $50,000 to $42,000 for the three months ended January 31, 2017 compared to $92,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees.

Directors' fees increased $7,000 to $35,000 for the three months ended January 31, 2017 as compared to $28,000 for the comparable period last year. This increase was primarily due to a $5,000 increase in stock-based compensation as a result of stock options vesting in the three months ended January 31, 2017 having a higher fair value than stock options vesting in the three months ended January 31, 2016.
We recorded a $51,000 recovery of uncollectible VAT for the three months ended January 31, 2017 as compared to $nil in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other (Expenses) Income
We recorded other expense of $14,000 for the three months ended January 31, 2017 as compared to other expense of $4,000 for the comparable period last year. The significant factor in the increase was a $14,000 foreign currency transaction loss in the three months ended January 31, 2017 compared to a foreign currency transaction loss of $5,000 for the comparable period last year.
Material Changes in Financial Condition; Liquidity and Capital Resources
Cash Flows
During the three months ended January 31, 2017, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,467,000 at October 31, 2016 to $767,000 at January 31, 2017.
Cash flows used in operations for the three months ended January 31, 2017 was $702,000 as compared to $358,000 for the comparable period in 2016.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property which was partially offset by the decreased general and administrative expenses.
Cash flows provided by investing activity for the three months ended January 31, 2017 was $nil. Cash flows provided by investing activity in the comparable period last year was $1,000.
Cash flows provided by financing activities for the three months ended January 31, 2017 and January 31, 2016 were $nil.
Capital Resources
As of January 31, 2017, we had cash and cash on hand of $767,000 and working capital of $692,000 as compared to cash and cash on hand of $1,467,000 and working capital of $1,249,000 as of October 31, 2016. The decrease in our liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses.
Our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction, joint venture opportunity on the Sierra Mojada Property, asset divestiture or some other strategic transaction. However, there is no assurance that we will be successful in pursuing these financing and strategic options. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.
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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2017, our board of directors approved a calendar year 2017 budget of $0.6 million for the Sierra Mojada Property and a $0.9 million budget for general and administrative expenses. As of February 28, 2017, we had approximately $0.7 million in cash and cash on hand. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.
Critical Accounting Policies
The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2016 filed on January 19, 2017.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2017
Effective November 1, 2016, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350) - Intangibles—Goodwill and Other," which will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. These changes become effective for our fiscal year beginning November 1, 2020. Early adoption is permitted. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash," which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2017. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for our fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief.  At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for our fiscal year beginning November 1, 2017. Early application is permitted.  At this time, we have not determined the effects of this update on our financial position, and disclosures.

In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date", which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for our fiscal year beginning November 1, 2017. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for our fiscal years and interim periods within those years beginning after November 1, 2017. Early application is permitted. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on our present or future consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.   CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2017.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended January 31, 2017, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
See Note 16 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.  RISK FACTORS.
There were no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2016.
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

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the three  months ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of  Stockholders' Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 16, 2017	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2017	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

.