Form 10-Q
period 2017-04-30
SILVER BULL RESOURCES, INC.
filed 2017-06-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of June 13, 2017, there were 177,894,967 shares of the registrant's $0.01 par value common stock outstanding, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30, 2017	October 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 15)	$346,083	$1,467,328
Value-added tax receivable, net of allowance for uncollectible taxes of $90,854 and $88,283 respectively (Note 5)	162,381	117,276
Other receivables	12,987	4,652
Prepaid expenses and deposits	63,248	116,271
Assets held for sale (Note 6)	11,656	21,283
Total Current Assets	596,355	1,726,810

Office and mining equipment, net (Note 7)	215,264	226,301
Property concessions (Note 8)	5,004,386	5,004,386
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$7,874,036	$9,015,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$255,554	$133,274
Accrued liabilities and expenses (Note 10)	159,959	334,297
Income tax payable	2,271	10,623
Total Current Liabilities	417,784	478,194

COMMITMENTS AND CONTINGENCIES (Notes 1, 11 and 16)

STOCKHOLDERS' EQUITY (Notes 11, 12, 13 and 14)
Common stock, $0.01 par value; 300,000,000 shares authorized, 177,894,967 and 177,894,967 shares issued and outstanding, respectively	1,778,949	1,778,949
Additional paid-in capital	126,919,655	126,820,897
Accumulated deficit	(121,464,381)	(120,281,820)
Other comprehensive income	222,029	219,308
Total Stockholders' Equity	7,456,252	8,537,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,874,036	$9,015,528

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	196,578	97,990	556,775	204,583
Depreciation, asset and property concessions' impairment (Notes 6 and 8)	12,981	7,627	20,663	58,130
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	209,559	105,617	577,438	262,713

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	155,546	110,837	271,734	215,922
Office and administrative	107,248	103,821	169,177	183,742
Professional services	79,454	75,447	121,205	167,111
Directors' fees	59,181	40,621	93,977	68,751
Provision for (recovery of) uncollectible value-added taxes (Note 5)	1,204	(232)	(49,966)	61
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	402,633	330,494	606,127	635,587

LOSS FROM OPERATIONS	(612,192)	(436,111)	(1,183,565)	(898,300)

OTHER INCOME (EXPENSES)
Interest income	1,396	290	1,904	581
Interest and finance costs (Note 10)	(663)	(714)	(1,588)	(1,428)
Foreign currency transaction gain (loss)	9,176	(3,751)	(4,610)	(9,060)
Miscellaneous income (Note 6)	5,417	127,850	5,417	129,438
TOTAL OTHER INCOME	15,326	123,675	1,123	119,531

LOSS BEFORE INCOME TAXES	(596,866)	(312,436)	(1,182,442)	(778,769)

INCOME TAX EXPENSE	2,237	1,516	119	316

NET LOSS	(599,103)	(313,952)	(1,182,561)	(779,085)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	—	(6,097)	2,721	(4,896)
COMPREHENSIVE LOS	$(599,103)	$(320,049)	$(1,179,840)	$(783,981)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$—	$(0.01)	$—
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 4)	177,894,967	159,072,657	177,894,967	159,072,657

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334
Stock option activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	98,758	—	—	98,758
Other comprehensive income	—	—	—	—	2,721	2,721
Net loss for the six month period ended April 30, 2017	—	—	—	(1,182,561)	—	(1,182,561)
Balance, April 30, 2017	177,894,967	$1,778,949	$126,919,655	$(121,464,381)	$222,029	$7,456,252

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,182,561)	$(779,085)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concession's impairment	20,663	58,130
(Recovery of) provision for uncollectible value-added taxes	(49,966)	61
Gain on sale of office and mining equipment (Note 6)	—	(127,612)
Other income	—	(913)
Foreign currency transaction loss (gain)	8,348	(8,338)
Stock options issued for compensation	98,758	56,237
Changes in operating assets and liabilities:
Value-added tax receivable	(44,766)	15,591
Income taxes receivable	—	2,441
Other receivables	(8,326)	11,886
Prepaid expenses and deposits	51,506	52,895
Accounts payable	115,135	55,801
Accrued liabilities and expenses	(119,990)	(25,402)
Income tax payable	(8,024)	(3,433)
Net cash used in operating activities	(1,119,223)	(691,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	139,766
Net cash provided by investing activities	—	139,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(2,022)	8,974

Net decrease in cash and cash equivalents	(1,121,245)	(543,001)
Cash and cash equivalents, beginning of period	1,467,328	950,878

Cash and cash equivalents, end of period	$346,083	$407,877

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2017	2016

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$8,009	$4,785
Interest paid	$1,588	$1,428

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
Going Concern
Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $121,464,381.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations. As of April 30, 2017, the Company had working capital of $178,571 and cash and cash equivalents of $346,083. The Company's continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options. Accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.
These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.
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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company's Annual Report on Form 10-K for the year ended October 31, 2016 filed on January 19, 2017, except as follows.
Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2017
Effective February 1, 2017, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350): Intangibles—Goodwill and Other," which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB's ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB's ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB's ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805):  Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash," which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments," which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning November 1, 2017. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

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

NOTE 4 – LOSS PER SHARE
The Company had stock options and warrants outstanding at April 30, 2017 and 2016 that upon exercise were issuable into 19,054,686 and 12,132,858 shares of the Company's common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 5 – VALUE-ADDED TAX RECEIVABLE
Value-added tax ("VAT") receivable relates to VAT paid in Mexico. The Company estimates net VAT of $162,381 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions. During the six months ended April 30, 2017, a recovery of VAT originating largely from Gabon of $49,966 has been recorded in the condensed consolidated statements of operations and comprehensive loss.
The allowance for uncollectible VAT taxes relates to Mexico. A summary of the changes in the allowance for uncollectible VAT taxes for the six months ended April 30, 2017 is as follows:
Allowance for uncollectible VAT taxes – October 31, 2016	$88,283
VAT receivable allowance	2,985
Foreign currency translation adjustment	476
Write-off VAT receivable	(890)
Allowance for uncollectible VAT taxes – April 30, 2017	$90,854

NOTE 6 – ASSETS HELD FOR SALE
The Company has classified certain office and mining equipment as assets held for sale as at April 30, 2017 as these assets were ready for immediate sale in their present condition, the assets were expected to be sold within one year and management has an active program to locate buyers for these assets.
As at April 30, 2017, the assets held for sale had a net book value of $11,656. Impairments of $4,354 and $7,554 were recorded on assets held for sale during the six months ended April 30, 2017 and 2016, respectively. During the six months ended April 30, 2017 and 2016, the Company recorded a gain on sale of office and mining equipment of $nil and $127,612, respectively, which is included in miscellaneous income in the condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company's office and mining equipment at April 30, 2017 and October 31, 2016, respectively:
	April 30,	October 31,
	2017	2016

Mining equipment	$303,249	$291,529
Vehicles	53,451	53,451
Buildings and structures	182,436	182,436
Computer equipment and software	74,236	83,701
Well equipment	39,637	39,637
Office equipment	47,597	52,931
	700,606	703,685
Less: Accumulated depreciation	(485,342)	(477,384)
Office and mining equipment, net	$215,264	$226,301

NOTE 8 – PROPERTY CONCESSIONS
The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at April 30, 2017 and October 31, 2016:
Property concessions – April 30, 2017 and October 31, 2016	$5,004,386

During the six months ended April 30, 2016, the Company decided to reduce the Company's concession holdings in Sierra Mojada, Mexico. As a result, the Company wrote off the capitalized property concession balance related to these concessions of $30,170.

NOTE 9 – GOODWILL
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  On April 30, 2017, the Company did not elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount but did perform the annual goodwill impairment test. Based on this impairment test, the Company determined that the fair value of the reporting unit exceeded the carrying amount and no impairment was necessary.
The following is a summary of the Company's goodwill balance as at April 30, 2017 and October 31, 2016:
Goodwill – April 30, 2017 and October 31, 2016	$2,058,031

NOTE 10 – ACCRUED LIABILITIES AND EXPENSES
The Company financed an insurance premium at an interest rate of 7.49%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $21,750, which is included in accrued liabilities and expenses at April 30, 2017.
NOTE 11 – SHAREHOLDER RIGHTS PLAN
On June 11, 2007, the board of directors adopted a shareholders' right plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one share of common stock purchase right (a "Right") for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right was attached to each share of Company common stock issued since that date.  Each Right was attached to the underlying common stock and would remain with the common stock if the stock is sold or transferred.  As of April 30, 2017, there were 177,894,967 shares outstanding with Rights attached. The Rights expired on June 11, 2017.
In certain circumstances, in the event that any person acquired beneficial ownership of 20% or more of the outstanding stock of the Company's common stock, each holder of a Right, other than the acquirer, would have been entitled to receive, upon payment of the purchase price, which was initially set at $20 per Right, a number of shares of the Company's common stock having a value equal to two times such purchase price.
NOTE 12 – COMMON STOCK
No shares of common stock were issued during the six months ended April 30, 2017 and 2016.
NOTE 13 – STOCK OPTIONS
The Company has one active stock option plan, the 2010 Stock Option and Stock Bonus Plan, as amended (the "2010 Plan").  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  Under the 2006 Stock Option Plan (the "2006 Plan"), the Company was permitted to grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. However, as of May 1, 2016, no additional options may be issued under the 2006 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to 10 years.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2017 and 2016 are as follows:

Six Months Ended April 30,
Options	2017	2016

Expected volatility	78% – 87%	65% – 70%
Risk-free interest rate	1.35% – 1.56%	0.83% – 0.98%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the six months ended April 30, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of Canadian dollar ("$CDN") 0.125 per share. No options were exercised during the six months ended April 30, 2017.

During the six months ended April 30, 2016, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.02 per share and an exercise price of $CDN 0.075 per share. No options were exercised during the six months ended April 30, 2016.

The following is a summary of stock option activity for the six months ended April 30, 2017:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2016	11,517,858	$0.28	2.66	$227,891
Granted	4,075,000	0.09
Expired	(1,050,000)	0.55
Cancelled	(28,572)	2.18
Outstanding at April 30, 2017	14,514,286	$0.20	3.12	$104,395
Exercisable at April 30, 2017	10,239,286	$0.25	2.52	$69,597

The Company recognized stock-based compensation costs for stock options of $98,758 and $56,237 for the six months ended April 30, 2017 and April 30, 2016, respectively. As of April 30, 2017, there was $150,718 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.72 years.
Summarized information about stock options outstanding and exercisable at April 30, 2017 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.06	4,075,000	3.82	$0.06	2,716,666	$0.06
0.09	4,075,000	4.93	0.09	1,358,334	0.09
0.19 – 0.26	2,625,000	2.56	0.25	2,425,000	0.26
0.37	1,705,000	1.15	0.37	1,705,000	0.37
0.44 – 0.50	2,020,000	0.45	0.49	2,020,000	0.49
2.18	14,286	0.72	2.18	14,286	2.18
$0.06 – 2.18	14,514,286	3.12	$0.20	10,239,286	$0.25

NOTE 14 – WARRANTS
A summary of warrant activity for the six months ended April 30, 2017 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2016	4,540,400	$0.12	2.67	$—
Outstanding and exercisable at April 30, 2017	4,540,400	$0.12	2.18	$—

No warrants were issued or exercised during the six months ended April 30, 2017 and 2016.

Summarized information about warrants outstanding and exercisable at April 30, 2017 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.12	4,340,000	2.22	$0.12
0.15	200,400	1.22	0.15
$0.12 – 0.15	4,540,400	2.18	$0.12

If the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the above warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of April 30, 2017 and October 31, 2016, the Company had no financial assets or liabilities required to be reported for fair value purposes.
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities and expenses approximate fair value at April 30, 2017 and October 31, 2016 due to the short maturities of these financial instruments.
Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000, and Canadian dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2017 and October 31, 2016, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $254,441 and $1,375,673, respectively, which was not insured by the FDIC or CDIC, respectively. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico.  These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2017 and October 31, 2016, the U.S. dollar equivalent balance for these accounts was $18,287 and $17,010, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2017, a 1% decrease in interest rates would have resulted in a reduction of approximately $1,051 in interest income for the period.
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
Litigation and Claims
On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada project.  On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though that no revenue has been produced from the applicable mining concessions, and it is also seeking payment of wages to the cooperative's members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. The Company and the Company's Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive a final judgment by the trial court in Chihuahua by the middle of the third calendar quarter of 2017.  The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada project.  Valdez seeks payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  All means of evidence have been submitted to the Court. The Company and the Company's Mexican legal counsel have asserted all applicable defenses. In May 2017, a final judgment was entered finding for the defendant, acquitting it of all and any of the plaintiff's claims and demands. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
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
Geographic information is approximately as follows:
	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Mexico	$(198,000)	$37,000	$(606,000)	$(125,000)
Canada	(401,000)	(342,000)	(663,000)	(645,000)
Gabon	-	(9,000)	86,000	(9,000)
Net Loss	$(599,000)	$(314,000)	$(1,183,000)	$(779,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$328,000	$18,000	$346,000
Value-added tax receivable, net	-	162,000	162,000
Other receivables	12,000	2,000	14,000
Prepaid expenses and deposits	44,000	19,000	63,000
Assets held for sale	-	12,000	12,000
Office and mining equipment, net	-	215,000	215,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$384,000	$7,490,000	$7,874,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2016:
	Canada	Mexico	Total
Cash and cash equivalents	$1,450,000	$17,000	$1,467,000
Value-added tax receivable, net	-	117,000	117,000
Other receivables	3,000	2,000	5,000
Prepaid expenses and deposits	93,000	23,000	116,000
Assets held for sale	-	21,000	21,000
Office and mining equipment, net	-	226,000	226,000
Property concessions	-	5,005,000	5,005,000
Goodwill	-	2,058,000	2,058,000
	$1,546,000	$7,469,000	$9,015,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
The following table details the allocation of exploration and property holding costs for the exploration properties:
	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(210,000)	$(96,000)	$(611,000)	$(253,000)
Gabon Mitzic	-	(10,000)	34,000	(10,000)
	$(210,000)	$(106,000)	$(577,000)	$(263,000)

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

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant "reserves";
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

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
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Properties Concessions and Property Concessions Outlook
Sierra Mojada Property
In January 2017, our Board of Directors approved a calendar-year 2017 budget of $0.6 million for the Sierra Mojada Property. The focus of the 2017 calendar year program is the completed drilling program described below, maintaining our property concessions and continuing to internally investigate the potential for a high-grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.
Drilling
During the six months period ended April 30, 2017, we completed a drilling program of 3,270 meters targeting deep structures underneath the main zone of mineralization. Although no significant high grade mineralization was intercepted in these five holes drilled, zones up to 460 meters of silica alteration resulting in total replacement of the original country rock with silica in places were intercepted, and is typical of the sort of alteration expected proximal to an intrusion, the genesis of the mineralization already defined at Sierra Mojada. Highly anomalous zinc grading between 0.1% and 0.7% is often associated with this silification as well as lesser silver, copper and lead. These zones were also highly anomalous in manganese, grading up to 1%, which is also typical of carbonate replacement systems, which when combined with the low grade zinc, silver, lead and copper, is thought to represent a lower grade halo around the main deposit and provide a powerful vectoring tool for future drilling.
Mineralized Material Estimate
On June 30, 2015, Tuun Consulting Inc. and AKF Mining Services Inc. delivered an amended technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada project in accordance with Canadian National Instrument 43-101. The Report includes an update on the silver and zinc mineralization, which was estimated from 1,363 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return economic cut-off, the Report indicates mineralized material in the Lerchs-Grossman optimized pit of 56.8 million tonnes at an average silver grade of 50 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. In addition, using the net smelter return economic cut-off, the Report indicates underground mineralized material outside the Lerchs-Grossman optimized pit of 1.9 million tonnes at an average zinc percentage of 9.4%, an average copper percentage of 0.02% and an average lead percentage of 0.4%. Mineralized material estimates do not include any amounts categorized as inferred resources.
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

Test work completed by Hazen Research Inc. in 2012 focused on roasting high grade zinc in a rotary kiln to fume off the zinc and collect it as a zinc oxide concentrate. Recoveries of up to 98% of the zinc were recorded. The roasting of the zinc samples aims to simulate a "Waelz Kiln," a kiln that is used extensively to recycle zinc from steel dust and which regularly achieves recoveries in excess of 90%. In considering this process, management believes that the zinc mineralization at Sierra Mojada has a number of possible advantages, including the fact that it lies in the state of Coahuila, which is the largest coal producing state in Mexico, and it has an existing gas pipeline nearby that may be able to be extended to the project. Either option could provide the fuel to run the kiln. The project also has a functioning railway right to site to potentially allow for transport of coal to the site and of the zinc concentrate from the site.
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
Results of Operations
Three Months Ended April 30, 2017 and April 30, 2016
For the three months ended April 30, 2017, we experienced a net loss of $599,000, or approximately $nil per share, compared to a net loss of $314,000, or approximately $nil per share, during the comparable period last year. The $285,000 increase in net loss was primarily due to a $104,000 increase in exploration and property holding costs, a $73,000 increase in general and administrative expenses and a $109,000 decrease in other income compared to the comparable period last year as described below.
Exploration and Property Holding Costs
Exploration and property holding costs increased $104,000 to $210,000 for the three months ended April 30, 2017, compared to $106,000 for the comparable period last year. This increase was the result of the drilling program discussed previously, which was partially offset by the decrease in value of the Mexico peso compared to the U.S. dollar in the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

General and Administrative Costs
We recorded a general and administrative expense of $403,000 for the three months ended April 30, 2017 as compared to $330,000 for the comparable period last year. The $73,000 increase was mainly the result of a $45,000 increase in personnel costs, a $3,000 increase in office and administrative cost, a $4,000 increase in professional services and a $18,000 increase in directors' fees as described below.
Personnel costs increased $45,000 to $156,000 for the three months ended April 30, 2017 as compared to $111,000 for the comparable period last year. This increase was mainly due to a temporary 30% reduction in certain employees' salary during the three months ended April 30, 2016 and a $14,000 increase in stock-based compensation as a result of stock options vesting in the three months ended April 30, 2017 having a higher fair value than stock options vesting in the three months ended April 30, 2016.
Office and administrative costs increased $3,000 to $107,000 for the three months ended April 30, 2017 as compared to $104,000 for the same period last year. This increase was mainly due to an increase in listing fees and travel costs, which is partially offset by a decrease in corporate office rental expenses as a result of our corporate office move in July 2016.
Professional fees increased $4,000 to $79,000 for the three months ended April 30, 2017 compared to $75,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees.

Directors' fees increased $18,000 to $59,000 for the three months ended April 30, 2017 as compared to $41,000 for the comparable period last year. This increase was primarily due to a temporary 30% reduction in directors' fees during the three months ended April 30, 2016 and a $13,000 increase in stock-based compensation as a result of stock options vesting in the three months ended April 30, 2017 having a higher fair value than stock options vesting in the three months ended April 30, 2016.
We recorded a $1,000 provision of uncollectible VAT for the three months ended April 30, 2017 as compared to $nil in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income
We recorded other income of $15,000 for the three months ended April 30, 2017 as compared to other income of $124,000 for the comparable period last year. The significant factors contributing to other income was $5,000 in miscellaneous income and a $9,000 foreign currency transaction gain compared to $128,000 in miscellaneous income and a $4,000 foreign currency transaction loss for the comparable period last year.

The miscellaneous income in the three months ended April 30, 2016 was primarily the result of a $128,000 gain on the sale of office and mining equipment at the Sierra Mojada Property.

Six Months Ended April 30, 2017 and April 30, 2016

For the six months ended April 30, 2017, we experienced a net loss of $1,183,000, or approximately $0.01 per share, compared to a net loss of $779,000, or approximately $nil per share, during the comparable period last year. The $404,000 increase in the net loss was primarily due to a $314,000 increase in exploration and property holding costs and $1,000 in other income in the six months ended April 30, 2017 compared to $120,000 in other income in the comparable period last year, which was partially offset by a $30,000 decrease in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $314,000 to $577,000 for the six months ended April 30, 2017 compared to $263,000 for the comparable period last year. This increase was the result of the drilling program discussed previously which was partially offset by the decrease in value of the Mexico peso compared to the U.S. dollar in the six months ended April 30, 2017 compared to the six months ended April 30, 2016 and a $30,000 property concession impairment in the six months ended April 30, 2016 as we decided to reduce our concession holdings in Sierra Mojada, Mexico.

General and Administrative Costs

General and administrative expenses decreased $30,000 to $606,000 for the six months ended April 30, 207 as compared to $636,000 for the comparable period last year. This decrease was mainly the result of a $15,000 decrease in office and administrative costs, a $46,000 decrease in professional fees and a $50,000 recovery of uncollectible VAT compared to $nil in the comparable period last year, which was partially offset by a $56,000 increase in personnel costs and a $25,000 increase in directors' fees as described below.

Personnel costs increased $56,000 to $272,000 for the six months ended April 30, 2017 as compared to $216,000 for the same period last year. This increase was mainly due to a temporary 30% reduction in certain employees' salary during a portion of the six months ended April 30, 2016 and a $15,000 increase in stock-based compensation expense as a result of stock options vesting in the six months ended April 30, 2017 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative expenses decreased $15,000 to $169,000 for the six months ended April 30, 2017 as compared to $184,000 for the comparable period last year. This decrease was mainly due to a decrease in corporate office rental expenses as a result of our corporate office move in July 2016, which was partially offset by an increase in listing fees and travel costs.

Professional fees decreased $46,000 to $121,000 for the six months ended April 30, 2017 compared to $167,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees.
Directors' fees increased $25,000 to $94,000 for the six months ended April 30, 2017 as compared to $69,000 for the comparable period last year. This increase was primarily due to a temporary 30% reduction in director' fees during a portion of the six months ended April 30, 2016 and a $17,000 increase in stock-based compensation as a result of stock options vesting in the six months ended April 30, 2017 having a higher fair value than stock options vesting in the six months ended April 30, 2016.
We recorded a $50,000 recovery of uncollectible VAT for the six months ended April 30, 2017 as compared to $nil in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income

We recorded $1,000 in other income for the six months ended April 30, 2017 as compared to other income of $120,000 for the comparable period last year. The significant factor contributing to other income in the six months ended April 30, 2016 was $129,000 in miscellaneous income.

The miscellaneous income in the six months ended April 30, 2016 was primarily the result of a $128,000 gain on the sale of office and mining equipment at the Sierra Mojada Property.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows
During the six months ended April 30, 2017, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,467,000 at October 31, 2016 to $346,000 at April 30, 2017.
Cash flows used in operating activities for the six months ended April 30, 2017 was $1,119,000 as compared to $692,000 for the comparable period in 2016.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property, which was partially offset by the decreased general and administrative expenses.
Cash flows provided by investing activities for the six months ended April 30, 2017 was $nil. Cash flows provided by investing activities in the comparable period last year was $140,000 in proceeds from the sale of office and mining equipment.
Cash flows provided by financing activities for each of the six months ended April 30, 2017 and 2016 was $nil.
Capital Resources
As of April 30, 2017, we had cash and cash equivalents of $346,000 and working capital of $179,000 as compared to cash and cash equivalents of $1,467,000 and working capital of $1,249,000 as of October 31, 2016. The decrease in our liquidity and working capital was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses.
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
Any future additional financing in the near term will likely be in the form of an issuance of equity securities, which will result in dilution to our existing shareholders.  Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our limited cash and working capital is depleted.

Capital Requirements and Liquidity; Need for Additional Funding
Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2017, our board of directors approved a calendar year 2017 budget of $0.6 million for the Sierra Mojada Property and a $0.9 million budget for general and administrative expenses. As of May 31, 2017, we had approximately $0.3 million in cash and cash equivalents. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.
Critical Accounting Policies
The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2016 filed on January 19, 2017.
Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2017
Effective February 1, 2017 we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350): Intangibles—Goodwill and Other," which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB's ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB's ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB's ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2017. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2017.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended April 30, 2017, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
See Note 16 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.   RISK FACTORS.
There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2016.
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

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the six  months ended April 30, 2017, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of  Stockholders' Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: June 13, 2017	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 13, 2017	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)