Form 10-Q
period 2017-07-31
SILVER BULL RESOURCES, INC.
filed 2017-09-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of September 12, 2017, there were 199,259,967 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$1,001,950	$1,467,328
Value-added tax receivable, net of allowance for uncollectible taxes of $60,443 and $88,283 respectively (Note 5)	167,731	117,276
Other receivables	5,884	4,652
Prepaid expenses and deposits	37,953	116,271
Assets held for sale (Note 6)	—	21,283
Total Current Assets	1,213,518	1,726,810

Office and mining equipment, net (Note 7)	219,537	226,301
Property concessions (Note 8)	5,004,386	5,004,386
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$8,495,472	$9,015,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$200,735	$133,274
Accrued liabilities and expenses	195,692	334,297
Income tax payable	3,239	10,623
Stock option liability	341	—
Warrant derivative liability (Note 13)	191,002	—
Total Current Liabilities	591,009	478,194

COMMITMENTS AND CONTINGENCIES (Notes 1, 10 and 15)

STOCKHOLDERS’ EQUITY (Notes 10, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 196,134,967 and 177,894,967 shares issued and outstanding, respectively	1,961,349	1,778,949
Additional paid-in capital	127,507,492	126,820,897
Accumulated deficit	(121,656,626)	(120,281,820)
Other comprehensive income	92,248	219,308
Total Stockholders’ Equity	7,904,463	8,537,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,495,472	$9,015,528

Subsequent event (Note 17)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	117,231	179,253	674,006	383,836
Depreciation, asset and property concessions’ impairment (Notes 6 and 8)	7,384	566,510	28,047	624,640
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	124,615	745,763	702,053	1,008,476

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	119,165	113,866	390,899	329,788
Office and administrative	109,051	139,192	278,228	322,934
Professional services	23,257	24,847	144,462	191,958
Directors’ fees	41,044	33,411	135,021	102,162
(Recovery of) provision for uncollectible value-added taxes (Note 5)	(32,857)	1,231	(82,823)	1,292
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	259,660	312,547	865,787	948,134

LOSS FROM OPERATIONS	(384,275)	(1,058,310)	(1,567,840)	(1,956,610)

OTHER INCOME (EXPENSES)
Interest income	870	148	2,774	729
Interest and finance costs	(664)	(715)	(2,252)	(2,143)
Foreign currency transaction gain (loss)	12,697	(22,977)	8,087	(32,037)
Change in fair value of stock option liability (Note 12)	9,322	—	9,322	—
Change in fair value of warrant derivative liability (Note 13)	65,587	—	65,587	—
Gain on liquidation of subsidiary (Note 1)	129,781	—	129,781	—
Warrant issuance costs (Note 11)	(24,054)	—	(24,054)	—
Miscellaneous income (Note 6)	—	4,387	5,417	133,825
TOTAL OTHER INCOME (EXPENSES)	193,539	(19,157)	194,662	100,374

LOSS BEFORE INCOME TAXES	(190,736)	(1,077,467)	(1,373,178)	(1,856,236)

INCOME TAX EXPENSE	1,509	174	1,628	490

NET LOSS	(192,245)	(1,077,641)	(1,374,806)	(1,856,726)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(354)	2,582	2,367	(2,314)
Realized foreign currency translation gain on liquidation of subsidiary	(129,427)	—	(129,427)	—
COMPREHENSIVE LOSS	$(322,026)	$(1,075,059)	$(1,501,866)	$(1,859,040)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$(0.01)	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 4)	182,058,445	166,757,070	179,298,044	161,652,825

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334
Issuance of common stock as follows:
- for cash at a price of Canadian dollar (“$CDN”) $0.08 per unit with attached warrants less offering costs of $136,307 (Note 11)	18,240,000	182,400	644,372	—	—	826,772
Stock option activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	117,953	—	—	117,953
Reclassification of warrants to derivative liability (Note 13)	—	—	(66,067)	—	—	(66,067)
Reclassification of consultant stock options to liability	—	—	(9,663)	—	—	(9,663)
Other comprehensive loss	—	—	—	—	(127,060)	(127,060)
Net loss for the nine month period ended July 31, 2017	—	—	—	(1,374,806)	—	(1,374,806)
Balance, July 31, 2017	196,134,967	$1,961,349	$127,507,492	$(121,656,626)	$92,248	$7,904,463

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,374,806)	$(1,856,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concession’s impairment	28,047	624,640
(Recovery of) provision for uncollectible value-added taxes	(82,823)	1,292
Gain on sale of office and mining equipment (Note 6)	—	(132,912)
Other income	—	(913)
Foreign currency transaction (gain) loss	(29,567)	19,483
Change in fair value of warrant derivative liability (Note 13)	(65,587)	—
Change in fair value of stock option liability	(9,322)	—
Stock options issued for compensation	117,953	74,877
Warrant issuance costs (Note 11)	24,054	—
Gain on liquidation of subsidiary (Note 1)	(129,781)	—
Changes in operating assets and liabilities:
Value-added tax receivable	(12,268)	4,695
Income tax receivable	—	2,399
Other receivables	(1,133)	10,348
Prepaid expenses and deposits	76,181	81,360
Accounts payable	17,882	54,760
Accrued liabilities and expenses	(118,009)	14,642
Income tax payable	(7,240)	(3,436)
Net cash used in operating activities	(1,566,419)	(1,105,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	141,285
Net cash provided by investing activities	—	141,285

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of offering costs (Note 11)	1,057,907	1,534,413
Net cash provided by financing activities	1,057,907	1,534,413

Effect of exchange rates on cash and cash equivalents	43,134	(9,913)

Net (decrease) increase in cash and cash equivalents	(465,378)	560,294
Cash and cash equivalents, beginning of period	1,467,328	950,878

Cash and cash equivalents, end of period	$1,001,950	$1,511,172

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2017	2016

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$8,642	$4,848
Interest paid	2,252	2,143

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 11)	$15,592	$11,621
Offering costs included in accounts payable and accrued liabilities	70,460	—

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. On May 15, 2017, the Company liquidated the Company’s Gabonese subsidiary, African Resources SARL Gabon. As a result of this liquidation, the Company recognized a gain on liquidation of subsidiary of $129,781 in the condensed consolidated statements of operations and comprehensive loss for the nine months ended July 31, 2017.

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
Going Concern
Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $121,656,626.  Accordingly, the Company has not generated cash flow from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2017, the Company had working capital of $622,509 and cash and cash equivalents of $1,001,950. The Company’s continuation as a going concern is dependent upon several possible financing and strategic options not limited to the following: obtaining adequate equity financing, joint venture opportunities on the Sierra Mojada Property, and asset divestitures. However, there is no assurance that the Company will be successful in pursuing these financing and strategic options. Accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern.
These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.
NOTE 2 – BASIS OF PRESENTATION
The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at October 31, 2016 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016 filed on January 19, 2017, except as follows.
Warrant Derivative liability
The Company classified warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. Dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to value the warrants adjusted for the liquidity of the Company’s common stock, resale restrictions on shares to be received on exercise of the warrants and the acceleration feature for certain warrants whose expiry may be accelerated (Note 11). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company and the historical volatility of silver. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2017
Effective February 1, 2017, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350): Intangibles—Goodwill and Other,” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB’s ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB’s ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, the Company adopted the FASB’s ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for the Company’s fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. These changes become effective for the Company’s fiscal year beginning November 1, 2017. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief.  At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. These changes become effective for the Company’s fiscal year beginning November 1, 2017. Early application is permitted.  At this time, the Company has not determined the effects of this update on the Company’s financial position, and disclosures.

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
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future interim condensed consolidated financial statements.
NOTE 4 – LOSS PER SHARE
The Company had stock options and warrants outstanding at July 31, 2017 and 2016 that upon exercise were issuable into 38,353,986 and 27,320,568 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 5 – VALUE-ADDED TAX RECEIVABLE
Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $167,731 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions. During the nine months ended July 31, 2017, a recovery of VAT originating from Gabon of $52,951 and Mexico of $29,872 has been recorded in the condensed consolidated statements of operations and comprehensive loss.
The allowance for uncollectible VAT taxes relates to Mexico. A summary of the changes in the allowance for uncollectible VAT taxes for the nine months ended July 31, 2017 is as follows:
Allowance for uncollectible VAT taxes – October 31, 2016	$88,283
Recovery of VAT receivable allowance	(29,872)
Foreign currency translation adjustment	5,663
Write-off VAT receivable	(3,631)
Allowance for uncollectible VAT taxes – July 31, 2017	$60,443

NOTE 6 – ASSETS HELD FOR SALE
The Company classified certain office and mining equipment as assets held for sale as at October 31, 2016 as these assets were ready for immediate sale in their present condition, the assets were expected to be sold within one year and management had an active program to locate buyers for these assets.
As at July 31, 2017, the Company reclassified $11,656 from assets held for sale to office and mining equipment as management no longer expected to sell these assets within one year. Impairments included in depreciation, asset and property concessions’ impairment of $4,354 and $7,554 were recorded on assets held for sale during the nine months ended July 31, 2017 and 2016, respectively. During the nine months ended July 31, 2017 and 2016, the Company recorded a gain on sale of office and mining equipment of $nil and $132,912, respectively, which is included in miscellaneous income in the condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company’s office and mining equipment at July 31, 2017 and October 31, 2016, respectively:
	July 31,	October 31,
	2017	2016

Mining equipment	$358,515	$291,529
Vehicles	53,451	53,451
Buildings and structures	185,724	182,436
Computer equipment and software	74,236	83,701
Well equipment	39,637	39,637
Office equipment	47,597	52,931
	759,160	703,685
Less: Accumulated depreciation	(539,623)	(477,384)
Office and mining equipment, net	$219,537	$226,301

NOTE 8 – PROPERTY CONCESSIONS
The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2017 and October 31, 2016:
Property concessions – July 31, 2017 and October 31, 2016	$5,004,386

During the nine months ended July 31, 2016, the Company decided to reduce the Company’s concession holdings in the Sierra Mojada Property. As a result, the Company wrote off the capitalized property concession balance related to these concessions of $588,877.

NOTE 9 – GOODWILL
Goodwill represents the excess, at the date of acquisition, of the purchase price of a business acquired over the fair value of the net tangible and intangible assets acquired. On July 31, 2017, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

The following is a summary of the Company’s goodwill balance as at July 31, 2017 and October 31, 2016:

Goodwill – July 31, 2017 and October 31, 2016	$2,058,031

NOTE 10 – SHAREHOLDER RIGHTS PLAN
On June 11, 2007, the board of directors adopted a shareholders’ rights plan through the adoption of a Rights Agreement, which became effective immediately.  In connection with the adoption of the Rights Agreement, the board of directors declared a distribution of one share of common stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 22, 2007.  In accordance with the Rights Agreement, one Right was attached to each share of Company common stock issued since that date.  Each Right was attached to the underlying common stock and would remain with the common stock if the stock is sold or transferred. The Rights expired on June 11, 2017.
NOTE 11 – COMMON STOCK
On July 10, 2017, the Company completed an initial tranche of a two tranche private placement for 18,240,000 units at a purchase price of $CDN 0.08 per unit (the “$CDN 0.08 Unit”) for gross proceeds of $1,132,216 ($CDN 1,459,200). Each $CDN 0.08 Unit consists of one share of the Company’s common stock and one warrant (the “$CDN 0.08 Warrant”).  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder’s fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the “2017 Agent’s Warrants”). Each 2017 Agent’s Warrant entitles the agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent’s Warrants was determined to be $15,592 (Note 13), and the Company incurred other offering costs of $66,600. Of these costs $24,054 is included in warrant issuance costs in the condensed consolidated statements of operations and comprehensive loss.

On May 19, 2016, June 3, 2016 and June 29, 2016, the Company completed a three tranche private placement for an aggregate of 11,362,310 units at a purchase price of $CDN 0.13 per unit (the “$CDN 0.13 Unit”) for aggregate gross proceeds of $1,137,643 ($CDN 1,477,100). Each $CDN 0.13 Unit consists of one share of the Company’s common stock and one warrant (the “$CDN 0.13 Warrant”).  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for a period of 12 months from the closing of the tranche of the private placement. If the closing price of the common stock of the Company on the OTCQB Venture Marketplace is $0.18 or higher for five consecutive trading days, then the $CDN 0.13 Warrant will expire 30 trading days from such fifth consecutive day. The Company paid an 8% finder’s fee totaling $19,644 to certain agents with respect to certain purchasers who were introduced by these agents. The Company incurred other costs of $36,843 related to this private placement.

On July 20, 2016, the Company completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the “$CDN 0.15 Unit”) for aggregate gross proceeds of $504,729 ($CDN 651,000). Each $CDN 0.15 Unit consists of one share of the Company’s common stock and one warrant (the “$CDN 0.15 Warrant”).  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for a period of 36 months from the closing of the private placement. If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the “Acceleration Trigger Date”) the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration. The Company paid a 6% finder’s fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent. In addition, the placement agent received 200,400 non-transferable warrants (the “Placement Agent’s Warrants”). Each Placement Agent’s Warrant entitles the placement agent to acquire one share of common stock at a price of $CDN 0.205 for a period of 24 months from the closing of the private placement, subject to the acceleration provision noted above. The fair value of the Placement Agent’s Warrants was determined to be $11,621 (Note 13), and the Company incurred other offering costs of $28,146.
NOTE 12 – STOCK OPTIONS
The Company has one active stock option plan, the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”).  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  Under the 2006 Stock Option Plan (the “2006 Plan”), the Company was permitted to grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock. However, as of May 1, 2016, no additional options may be issued under the 2006 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to 10 years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2017 and 2016 are as follows:

Nine Months Ended July 31,
Options	2017	2016

Expected volatility	78% – 87%	65% – 70%
Risk-free interest rate	1.35% – 1.56%	0.83% – 0.98%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the nine months ended July 31, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of Canadian dollar (“$CDN”) 0.125 per share. No options were exercised during the nine months ended July 31, 2017.

During the nine months ended July 31, 2016, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.02 per share and an exercise price of $CDN 0.075 per share. No options were exercised during the nine months ended July 31, 2016.

Certain of the Company’s stock options have been issued in $CDN. Of these, a portion have been classified as a stock option liability which is revalued at each reporting date. During the nine months ended July 31, 2017, the Company recognized a gain on change in fair value of stock option liability of $9,322 in the condensed consolidated statements of operations and comprehensive loss related to the revaluation of stock options classified as a stock option liability.

The following is a summary of stock option activity for the nine months ended July 31, 2017:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2016	11,517,858	$0.28	2.66	$227,891
Granted	4,075,000	0.09
Expired	(1,250,000)	0.53
Cancelled	(28,572)	2.18
Outstanding at July 31, 2017	14,314,286	$0.20	2.90	$81,598
Exercisable at July 31, 2017	10,039,286	$0.25	2.32	$54,399

The Company recognized stock-based compensation costs for stock options of $117,953 and $74,877 for the nine months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, there was $112,006 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.63 years.
Summarized information about stock options outstanding and exercisable at July 31, 2017 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	3.57	$0.06	2,716,666	$0.06
0.10	4,075,000	4.68	0.10	1,358,334	0.10
0.20 – 0.26	2,625,000	2.30	0.25	2,425,000	0.26
0.37	1,705,000	0.90	0.37	1,705,000	0.37
0.50	1,820,000	0.22	0.50	1,820,000	0.50
2.18	14,286	0.47	2.18	14,286	2.18
$0.06 – 2.18	14,314,286	2.90	$0.20	10,039,286	$0.25

The following is a summary of the Company’s stock option liability at July 31, 2017 and October 31, 2016:

Stock option liability at October 31, 2016:	$—
Reclassification from additional paid-in capital	9,663
Change in fair value of stock option liability	(9,322)
Stock option liability at July 31, 2017	$341

 NOTE 13 – WARRANTS
A summary of warrant activity for the nine months ended July 31, 2017 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2016	4,540,400	$0.12	2.67	$—
Issued in the $CDN 0.08 Unit private placement (Note 11)	18,240,000	$0.10
Agent’s Warrants (Note 11)	1,259,300	$0.08
Outstanding and exercisable at July 31, 2017	24,039,700	$0.11	1.94	$—

During the nine months ended July 31, 2017, the Company issued 18,240,000 warrants with an exercise price of $CDN 0.13 in connection with the $CDN 0.08 Unit private placement and issued 1,259,300 compensation warrants to agents with an exercise price of $CDN 0.10 (Note 11). The fair value of the warrants issued in the $CDN 0.08 Unit private placement was determined to be $169,136 based on the Black-Scholes pricing model using a risk-free interest rate of 1.4%, expected volatility of 59%, dividend yield of 0%, and a contractual term of two years adjusted for the liquidity of the Company’s common stock and resale restrictions on the shares to be received on exercise of the warrants. The fair value of the 2017 Agent’s Warrants was determined to be $15,592 based on the Black-Scholes pricing model using a risk-free interest rate of 1.4%, expected volatility of 59%, dividend yield of 0%, and a contractual term of two years adjusted for the liquidity of the Company’s common stock and resale restrictions on the shares to be received on exercise of the warrants.

None of these warrants were exercised during the nine months ended July 31, 2017.

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

During the nine months ended July 31, 2016, the Company issued 4,340,000 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.15 Unit private placement and issued 200,400 compensation warrants to a placement agent with an exercise price of $CDN 0.205 (Note 11). The fair value of the warrants issued in the $CDN 0.16 Unit private placement is $54,446 based upon the Black-Scholes pricing model using a risk-free interest rate of 0.86%, expected volatility of 52%, dividend yield of 0%, and a contractual term of three years adjusted for the liquidity of the Company’s common stock, resale restrictions on the shares to be received on exercise of the warrants and the acceleration feature of these warrants. The fair value of the Placement Agent’s Warrants was determined to be $11,621 based upon the Black-Scholes pricing model using a risk-free interest rate of 0.73%, expected volatility of 89%, dividend yield of 0%, and a contractual term of two years.

None of these warrants were exercised during the nine months ended July 31, 2016.

The Company’s warrants have been recognized as a derivative liability. Summarized information about warrants outstanding and exercisable at July 31, 2017 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	1,259,300	1.95	$0.08
0.10	18,240,000	1.95	0.10
0.13	4,340,000	1.97	0.13
0.16	200,400	0.97	0.16
$0.08 – 0.16	24,039,700	1.94	$0.11

If the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the above $0.13 and $0.16 warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

The following is a summary of the Company’s warrant derivative liability at July 31, 2017 and October 31, 2016:

Warrant derivative liability at October 31, 2016:	$—
Reclassification from additional paid-in capital	66,067
Warrants issued in $CDN 0.08 Unit private placement	169,136
Agent’s warrants issued in $CDN 0.08 Unit private placement	15,592
Change in fair value of warrant derivative liability	(65,587)
Foreign currency translation adjustment	5,794
Warrant derivative liability at July 31, 2017	$191,002

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s financial instruments consist of cash and cash equivalents, accounts payable, stock option liability and warrant derivative liability.
The carrying amounts of cash and cash equivalents, and accounts payable approximate fair value at July 31, 2017 and October 31, 2016 due to the short maturities of these financial instruments.

Derivative liability
The Company classified warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. Dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to value the warrants adjusted for the liquidity of the Company’s common stock, resale restrictions on shares to be received on exercise of the warrants and the acceleration feature for certain warrants whose expiry may be accelerated (Note 11). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility of the Company and the historical volatility of silver. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy:

	July 31, 2017
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$341
Warrant derivative liability	$—	$—	$191,002

Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000, and Canadian dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2017, and October 31, 2016, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $915,398 and $1,375,673, respectively, which was not insured by the FDIC or CDIC, respectively. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico.  These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2017 and October 31, 2016, the U.S. dollar equivalent balance for these accounts was $6,362 and $17,010, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2017, a 1% decrease in interest rates would have resulted in a reduction of approximately $1,514 in interest income for the period.
Foreign Currency Exchange Risk
The Company is not subject to any material market risk related to foreign currency exchange rate fluctuations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
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
Litigation and Claims
On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property.  On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). Mineros Norteños is seeking payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It is also seeking payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. The Company and the Company’s Mexican legal counsel believe that this claim is without merit and have asserted all applicable defenses. All necessary testimony and evidence has been produced before the court and the Company expects to receive a final judgment by the trial court in Chihuahua by the fourth calendar quarter of 2017.  The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  All means of evidence were submitted to the Court. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for us, the defendant, acquitting us of all of the plaintiff’s claims and demands. The Company did not accrue any amounts in its interim condensed consolidated financial statements with respect to this claim.
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
Geographic information is approximately as follows:
	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Mexico	$(86,000)	$(755,000)	$(693,000)	$(880,000)
Canada	(233,000)	(323,000)	(895,000)	(968,000)
Gabon	127,000	-	213,000	(9,000)
Net Loss	$(192,000)	$(1,078,000)	$(1,375,000)	$(1,857,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$996,000	$6,000	$1,002,000
Value-added tax receivable, net	-	167,000	167,000
Other receivables	4,000	2,000	6,000
Prepaid expenses and deposits	20,000	18,000	38,000
Office and mining equipment, net	-	220,000	220,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$1,020,000	$7,475,000	$8,495,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2016:
	Canada	Mexico	Total
Cash and cash equivalents	$1,450,000	$17,000	$1,467,000
Value-added tax receivable, net	-	117,000	117,000
Other receivables	3,000	2,000	5,000
Prepaid expenses and deposits	93,000	23,000	116,000
Assets held for sale	-	21,000	21,000
Office and mining equipment, net	-	226,000	226,000
Property concessions	-	5,005,000	5,005,000
Goodwill	-	2,058,000	2,058,000
	$1,546,000	$7,469,000	$9,015,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(123,000)	$(746,000)	$(733,000)	$(998,000)
Gabon Mitzic	(2,000)	-	31,000	(10,000)
	$(125,000)	$(746,000)	$(702,000)	$(1,008,000)

NOTE 17 – SUBSEQUENT EVENT

On August 3, 2017, the Company completed a second and final tranche of the $CDN 0.08 Unit (Note 11) private placement for 3,125,000 units for gross proceeds of $198,760 ($CDN 250,000).

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

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves”;
•	Our planned drill program targeting sulphide mineralization targets, including target areas identified by channel sampling;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible extension to the Sierra Mojada project of existing nearby gas pipeline;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

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
Business Overview
Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”), and through Minera Metalin’s wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. (“Minas”). However, as noted above, we have not established any reserves at the Sierra Mojada Property, are in the exploration stage and may never enter the development or production stage.
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

2017 Private Placement

In July and August 2017, we raised gross proceeds of $1,330,976 in a private placement of units consisting of one share of common stock and one common stock purchase warrant as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.
Properties Concessions and Property Concessions Outlook
Sierra Mojada Property
Our board of directors approved a calendar-year 2017 budget of $0.6 million for the Sierra Mojada Property. As a result of completion of the private placement, our board approved an updated budget for the Sierra Mojada Property in September 2017. Our updated exploration budget for the Sierra Mojada Property for the period from September 2017 to December 2017 is $0.4 million compared to $0.1 million in the original budget. The updated exploration budget is focused on the drilling program described below, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit targeting the “at-surface” silver mineralization with a small project with a low strip ratio.
Drilling
During the nine months period ended July 31, 2017, we completed a surface drilling program of 3,270 meters targeting deep structures underneath the main zone of mineralization. Although no significant high grade mineralization was intercepted in these five holes drilled, zones up to 460 meters of silica alteration resulting in total replacement of the original country rock with silica in places were intercepted. This sort of alteration is commonly found proximal to an intrusion, the genesis of the mineralization already defined at Sierra Mojada. Highly anomalous zinc grading between 0.1% and 0.7% is often associated with this silicification as well as lesser silver, copper and lead. These zones were also highly anomalous in manganese, grading up to 1%, which is also typical of carbonate replacement systems, which when combined with the low grade zinc, silver, lead and copper, is thought to represent a lower grade halo around the main deposit and provide a powerful vectoring tool for future drilling.
In August 2017, we released channel sample results that identified a new zone of high grade massive sulphide mineralization at Sierra Mojada. Highlights from these results include:
•	Sample 25736 @ 1130g/t silver, 22% zinc, 3.26% lead, 12.8% copper;
•	Sample 25727 @ 1315g/t silver, 0.05% zinc, 9.0% copper;
•	Sample 25735 @ 713g/t silver, 3.4% zinc, 0.14% lead, 1.1% copper;
•	Sample 25805 @ 491g/t silver, 24.7% zinc, 1.6% copper;
•	Sample 25739 @ 495g/t silver, 7.09% zinc, 2.68% lead, 1.06% copper;
•	Sample 25728 @ 392g/t silver, 0.4% zinc, 1.8% copper;
•	Sample 25732 @ 329g/t silver, 42% zinc, 3.2% lead, 1.65% copper;
•	Sample 25806 @ 277g/t silver, 19.65% zinc, 18.3% lead, 0.7% copper;
•	Sample 25803 @ 73g/t silver, 19.2% zinc, 4.8% lead, 0.3% copper;
•	Sample 25802 @ 42g/t silver, 10.5% zinc, 2.4% lead, 0.17% copper; and
•	Sample 25801 @ 33g/t silver, 8.1% zinc, 3.4% lead, 0.1% copper.

In addition, in September 2017, we released channel sample results from a continues channel sampling program targeting this zone. Highlights from the program include:
•
A Continuous east-west series of channel samples returning 94.5 meters of 9.7% zinc, 124g/t Silver, 1.6% lead, and 0.46% copper of sulphide mineralization which includes smaller intervals of 31.5 meters @ 22.36% zinc, 134.5g/t silver, 2.05% lead, 0.21% copper; 9 meters @ 10.2% zinc, 21g/t silver, 0.06% lead, 0.07% copper and 10.5 meters @ 432g/t silver, 1.15% zinc, 0.05% lead, 1.22% copper;

•	Sample 25817 @ 4.45% zinc, 267g/t silver, 11.08% lead, 1.91% copper;
•	Sample 25818 @ 4.90% zinc, 163g/t silver, 6.58% lead, 9.87% copper;
•	Sample 25824 @ 23.21% zinc, 126g/t silver, 3.76% lead, 0.24% copper;
•	Sample 25825 @ 36.02% zinc, 178g/t silver, 3.60% lead, 0.45% copper;
•	Sample 25826 @ 21.36% zinc, 406g/t silver, 3.31% lead, 0.30% copper;
•	Sample 25827 @ 13.06% zinc, 118g/t silver, 1.69% lead, 0.1% copper;
•	Sample 25828 @ 12.55% zinc, 135g/t silver, 1.40% lead, 0.09% copper;
•	Sample 25829 @ 27.51% zinc, 139g/t silver, 0.72% lead, 0.14% copper;
•	Sample 25837 @ 20.29% zinc, 212g/t silver, 6.65% lead, 0.47% copper;
•	Sample 25838 @ 29.83% zinc, 504g/t silver, 5.66% lead, 0.6% copper;
•	Sample 25839 @ 27.96% zinc, 129g/t silver, 2.75% lead, 0.42% copper;
•	Sample 25844 @ 14.62% zinc, 195g/t silver, 1.48% lead, 0.08% copper;
•	Sample 25863 @ 863g/t silver, 0.41% zinc, 0.14% lead, 1.32% copper;
•	Sample 25866 @ 362g/t silver, 0.19% zinc, 0.03% lead, 1.18% copper;
•	Sample 25869 @ 863g/t silver, 5.26% zinc, 0.06% lead, 2.78% copper.
The new sulphide zone lies within a 1.4 kilometer long east-west trending "chargeability high" identified through a gradient Induced Polarization (IP) survey. This east-west trending zone hosts two other zones Silver Bull has identified with sulphide mineralization which grade up to 690g/t silver, 35% zinc, 19% lead and 1% copper as well and also includes Silver Bull's only significant sulphide drill hole intercept of 8.45m @ 57g/t silver, 5.45% lead, 16.98% Zinc;
The chargeability anomaly remains open towards the west and coincides with a convex "roll over" in the sole of a thrust fault identified through drilling and underground mapping. The new zone of massive sulphide is accessible via existing historical underground workings.
In August 2017, we commenced an underground drill program of approximately 2,000 meters using our termite drill to test the continuity along strike and down dip of this newly identified high grade zone and a previously identified high grade zone. In addition, we plan to test the area between these high grade zones.

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
Metallurgical Studies
During May 2015, we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess its proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.
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

Results of Operations
Three Months Ended July 31, 2017 and July 31, 2016
For the three months ended July 31, 2017, we experienced a net loss of $192,000, or approximately $nil per share, compared to a net loss of $1,078,000, or approximately $0.01 per share, during the comparable period last year. The $886,000 decrease in net loss was primarily due to a $621,000 decrease in exploration and property holding costs, a $53,000 increase in general and administrative expenses and a $194,000 other income compared to a $19,000 other expense in the comparable period last year as described below.
Exploration and Property Holding Costs
Exploration and property holding costs decreased $621,000 to $125,000 for the three months ended July 31, 2017, compared to $746,000 for the comparable period last year. This was mainly to due to a $559,000 concession impairment as we decided to reduce our concession holdings in Sierra Mojada in the comparable period last year and a $62,000 decrease in exploration and property holdings costs in the three months ended July 31, 2017 compared to the three months ended July 31, 2016 as a result of a geophysics survey performed in the three months ended July 31, 2016.
General and Administrative Costs
We recorded a general and administrative expense of $260,000 for the three months ended July 31, 2017 as compared to $313,000 for the comparable period last year. The $53,000 decrease was mainly the result of a $30,000 decrease in office and administrative cost and a $33,000 recovery of uncollectible VAT in the three months ended July 31, 2017 compared to a $1,000 provision for uncollectible VAT in the three months ended July 31, 2016, which was partially offset by a $8,000 increase in directors’ fees.
Personnel costs of $119,000 for the three months ended July 31, 2017 was similar to the $114,000 in such costs for the comparable period last year.
Office and administrative costs decreased $30,000 to $109,000 for the three months ended July 31, 2017 as compared to $139,000 for the same period last year. This decrease was mainly due to a decrease in corporate office rental expenses as a result of our corporate office move in July 2016.
Professional fees of $23,000 for the three months ended July 31, 2017 was similar to the $25,000 in such fees for the comparable period last year.
Directors’ fees increased $8,000 to $41,000 for the three months ended July 31, 2017 as compared to $33,000 for the comparable period last year. This increase was primarily due to a $6,000 increase in stock-based compensation as a result of stock options vesting in the three months ended July 31, 2017 having a higher fair value than stock options vesting in the three months ended July 31, 2016.
We recorded a $33,000 recovery of uncollectible VAT for the three months ended July 31, 2017 as compared to a $1,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income (Expenses)
We recorded other income of $194,000 for the three months ended July 31, 2017 as compared to other expenses of $19,000 for the comparable period last year. The significant factors contributing to other income in the three months ended July 31, 2017 was a $130,000 gain on liquidation of subsidiary and a $66,000 gain from change in fair value of warrant derivative liability. The $130,000 gain on liquidation of subsidiary was due to a realized foreign currency translation gain as a result of our liquidation of our Gabonese subsidiary, African Resources SARL Gabon on May 5, 2017. The $66,000 income from change in fair value of warrant derivative liability was due to a reduction in the value of warrants with $CDN exercise prices issued to subscribers and agents in our private placements.

Nine Months Ended July 31, 2017 and July 31, 2016

For the nine months ended July 31, 2017, we experienced a net loss of $1,375,000, or approximately $0.01 per share, compared to a net loss of $1,857,000, or approximately $0.01 per share, during the comparable period last year. The $482,000 decrease in the net loss was primarily due to a $306,000 decrease in exploration and property holding costs, a $82,000 decrease in general and administrative expenses and a $95,000 increase in other income in the nine months ended July 31, 2017 compared to same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $306,000 to $702,000 for the nine months ended July 31, 2017 compared to $1,008,000 for the comparable period last year. This was mainly due to a $589,000 concession impairment as we decided to reduce our concession holdings in Sierra Mojada, Mexico in the comparable period last year which was partially offset by a $290,000 increase in the exploration and property holding costs due to the drilling program discussed previously.

General and Administrative Costs

General and administrative expenses decreased $82,000 to $866,000 for the nine months ended July 31, 2017 as compared to $948,000 for the comparable period last year. This decrease was mainly the result of a $45,000 decrease in office and administrative costs, a $48,000 decrease in professional fees and a $83,000 recovery of uncollectible VAT compared to a $1,000 provision for uncollectible VAT in the comparable period last year, which was partially offset by a $61,000 increase in personnel costs and a $33,000 increase in directors’ fees as described below.

Personnel costs increased $61,000 to $391,000 for the nine months ended July 31, 2017 as compared to $330,000 for the same period last year. This increase was mainly due to a temporary 30% reduction in certain employees’ salary during a portion of the nine months ended July 31, 2016 and a $21,000 increase in stock-based compensation expense as a result of stock options vesting in the nine months ended July 31, 2017 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative expenses decreased $45,000 to $278,000 for the nine months ended July 31, 2017 as compared to $323,000 for the comparable period last year. This decrease was mainly due to a decrease in corporate office rental expenses as a result of our corporate office move in July 2016.

Professional fees decreased $48,000 to $144,000 for the nine months ended July 31, 2017 compared to $192,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees.
Directors’ fees increased $33,000 to $135,000 for the nine months ended July 31, 2017 as compared to $102,000 for the comparable period last year. This increase was primarily due to a temporary 30% reduction in director’ fees during a portion of the nine months ended July 31, 2016 and a $24,000 increase in stock-based compensation as a result of stock options vesting in the nine months ended July 31, 2017 having a higher fair value than stock options vesting in the nine months ended July 31, 2016.
We recorded an $83,000 recovery of uncollectible VAT from Gabon and Mexico for the nine months ended July 31, 2017 as compared to a $1,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes in Mexico and Gabon was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income (Expenses)

We recorded $195,000 in other income for the nine months ended July 31, 2017 as compared to other income of $100,000 for the comparable period last year. The significant factors contributing to other income in the nine months ended July 31, 2017 was a $130,000 gain on liquidation of subsidiary and a $66,000 income from change in fair value of warrant derivative liability. The $130,000 gain on liquidation of subsidiary was due to a realized foreign currency translation gain as a result of our liquidation of our Gabonese subsidiary, African Resources SARL Gabon on May 5, 2017. The $66,000 income from change in fair value of warrant derivative liability was due to a reduction in the value of warrants with $CDN exercise prices issued to subscribers and agents in our private placements.

The other income in the nine months ended July 31, 2016 was primarily the result of a $134,000 gain on the sale of office and mining equipment at the Sierra Mojada Property (included in miscellaneous income), which was partially offset by a $32,000 foreign currency transaction loss.

Material Changes in Financial Condition; Liquidity and Capital Resources

2017 Private Placement

On July 10, 2017, we completed an initial tranche of a private placement of 18,240,000 units at a purchase price of $CDN 0.08 per unit (the “$CDN 0.08 Unit”) for aggregate gross proceeds of $1,132,216 ($CDN 1,459,200). Each $CDN 0.08 Unit consists of one share of our common stock and one warrant (the “$CDN 0.08 Warrant”).  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. We paid a 7% finder’s fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the “2017 Agent’s Warrants”). Each 2017 Agent’s Warrant entitles the placement agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent’s Warrants was determined to be $15,592, and the Company incurred other offering costs of $66,600.
On August 3, 2017, we completed a second and final tranche of the $CDN 0.08 Unit private placement for 3,125,000 units for gross proceeds of $198,760 ($CDN 250,000).
Cash Flows
During the nine months ended July 31, 2017, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the nine months ended July 31, 2017, we received net cash proceeds of $1,058,000 from the private placement. As a result of the exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from the private placements, cash and cash equivalents decreased from $1,467,000 at October 31, 2016 to $1,002,000 at July 31, 2017.
Cash flows used in operating activities for the nine months ended July 31, 2017 was $1,566,000 as compared to $1,105,000 for the comparable period in 2016.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property, which was partially offset by the decreased general and administrative expenses.
Cash flows provided by investing activities for the nine months ended July 31, 2017 was $nil. Cash flows provided by investing activities in the comparable period last year was $141,000 in proceeds from the sale of office and mining equipment.
Cash flows provided by financing activities for the nine months ended July 31, 2017 was $1,058,000 as compared to $1,534,000 for the comparable period last year. The cash flow provided by financing activities was due to the private placements we completed.
Capital Resources
As of July 31, 2017, we had cash and cash equivalents of $1,002,000 and working capital of $623,000 as compared to cash and cash equivalents of $1,467,000 and working capital of $1,249,000 as of October 31, 2016. The decrease in our liquidity and working capital was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by the private placement we completed.
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
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. As a result of completion of the private placement, our board approved an updated budget for the Sierra Mojada Property in September 2017. Our updated exploration budget for the Sierra Mojada Property for the period from September 2017 to December 2017 is $0.4 million for exploration and property holding costs compared to $0.1 million for exploration and property holding costs in the original budget. As of August 31, 2017, we had approximately $0.9 million in cash and cash equivalents. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, if we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of debt or equity, there is substantial doubt as to whether we can continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.
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
Derivative liability
We classified warrants on our balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as our functional currency is the U.S. Dollar and the exercise price of the warrants is the $CDN. We have used the Black-Scholes pricing model to value the warrants adjusted for the liquidity of our common stock, resale restrictions on shares to be received on exercise of the warrants and the acceleration feature for certain warrants whose expiry may be accelerated. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility and the historical volatility of silver. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2017
Effective February 1, 2017 we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350): Intangibles—Goodwill and Other,” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB’s ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB’s ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2016, we adopted the FASB’s ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in Accounting Standards Codification 810. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for our fiscal year beginning November 1, 2017. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2017.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended July 31, 2017, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 10, 2017 and August 3, 2017, the Company completed a private placement of 21,365,000 units at a purchase price of $CDN 0.08 per unit (the “$CDN 0.08 Unit”) for aggregate gross proceeds of $1,330,976 ($CDN 1,709,200). Each $CDN 0.08 Unit consists of one share of the Company’s common stock and one warrant (the “$CDN 0.08 Warrant”).  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder’s fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the “2017 Agent’s Warrants”). Each 2017 Agent’s Warrant entitles the agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $CDN 0.08 Unit private placement.

Purchases of Equity Securities by the Company and Affiliated Purchasers
No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

10.4	Form of Subscription Agreement	8-K	07/12/2017	10.1

10.5	Form of Warrant Certificate (Investors)	8-K	07/12/2017	10.2

10.6	Form of Warrant Certificate (Finders)	8-K	07/12/2017	10.3

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of  Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SILVER BULL RESOURCES, INC.
Dated: September 12, 2017	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 12, 2017	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)