Form 10-K
period 2017-10-31
SILVER BULL RESOURCES, INC.
filed 2018-01-17
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

As of January 16, 2018, there were 199,459,967 shares outstanding of the registrant's $0.01 par value common stock, the registrant's only outstanding class of voting securities.  As of April 28, 2017, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $13.7 million based upon the closing sale price of the common stock as reported by the OTCQB.  For the purpose of this calculation, the registrant has assumed that its affiliates as of April 28, 2017 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the United States Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation.  We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements.  These statements include statements regarding the following, among other things:

•	The sufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;
•	Our ability to undertake a strategic transaction, such as a joint venture with respect to the Sierra Mojada property, asset divestiture, sale or merger of Silver Bull or other strategic transaction;
•	Our planned activities at the Sierra Mojada project in 2018, including maintaining our property concessions and drilling activities;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7 – compliant "reserves";
•	Our planned drill program targeting sulphide mineralization targets, including target areas identified by channel sampling;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

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
Mineralized Material
Mineral bearing material such as zinc, silver, gold, lead or copper that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling.  This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation.  While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category.  This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined.  Under the U.S. Securities and Exchange Commission's standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

(d) whether they are permitted and financed for development.

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

We engage in the business of mineral exploration.  We currently own a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico.  We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera Metalin's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V ("Minas").

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of Silver Bull.  Dome has a wholly-owned subsidiary, Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands.  Dome Asia has a wholly-owned subsidiary incorporated in Gabon, African Resources SARL Gabon, as well as a 99.99%-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria.  On May 15, 2017, we liquidated our Gabonese subsidiary, African Resources SARL Gabon ("African Resources").

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

Sierra Mojada Project

Location, Access and Infrastructure

The Sierra Mojada project (the "Sierra Mojada Project") is located within a mining district known as the Sierra Mojada District.  The Sierra Mojada District is located in the west–central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River.  The principal mining area extends for approximately five kilometers in an east-west direction along the base of the precipitous, 1,000-meter high Sierra Mojada Range.

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

The map below shows the location of the Sierra Mojada Project:

Silver Bull Resources, Inc.
Location Map
Sierra Mojada Project
December 31, 2017
U.S.A.
MEXICO
CHIHUAHUA
COAHUILA
DURANGO
SAN LUIS POTOSI
OAXACA
CHIAPAS
CAMPECHE
GUERRERO
N
LEGEND
Sierra Mojada Project
City
Major road
Paved road to Sierra Mojada Project
0
500
1,000
kilometres
CHIHUAHUA
TORREON
MONTERREY
SALTILLO
DURANGO
0
100
200
kilometres

Property History

Silver and lead were first discovered by a foraging party in 1879, and mining to 1886 consisted of native silver, silver chloride, and lead carbonate ores.  After 1886, silver-lead-zinc-copper sulphide ores within limestone and sandstone units were produced.  No accurate production history has been found for historical mining during this period.

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

We formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment, performed QA/QC analyses to ensure against cross-contamination of samples during preparation and removed most low-value samples from the flow to the primary laboratory.  For cost and other reasons, the internal laboratory has been shut down.

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

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada primarily on the Silver Zone, which lies largely at surface.  By the end of calendar 2017, approximately 101,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals.  The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2017 Exploration Activities

Our board of directors approved a calendar-year 2017 budget of $0.6 million for the Sierra Mojada Property. As a result of completion of an approximately $1.3 million private placement during 2017, our board approved an updated budget for the Sierra Mojada Property in September 2017. Our updated exploration budget for the Sierra Mojada Property for the period from September 2017 to December 2017 was $0.4 million compared to $0.1 million in the original budget. The updated exploration budget was focused on the drilling program described below, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.
Drilling
During the year ended October 31, 2017 we completed a surface drilling program of 3,270 meters targeting deep structures underneath the main zone of mineralization. Although no significant mineralization was intercepted in these five holes drilled, zones up to 460 meters of intense silica alteration were intercepted. This silica alteration is thought to be associated with the mineralizing system seen at the Sierra Mojada Property. This sort of alteration is commonly found proximal to an intrusion, the genesis of the mineralization already defined at Sierra Mojada. Highly anomalous zinc grading between 0.1% and 0.7% is often associated with this silicification as well as lesser silver, copper and lead. These zones were also highly anomalous in manganese, grading up to 1%, which is also typical of carbonate replacement systems, which when combined with the low grade zinc, silver, lead and copper, is thought to represent a lower grade halo around the main deposit and provide a powerful vectoring tool for future drilling.
During the year ended October 31, 2017, we released channel sample results from a continuous channel sampling program that identified a new zone of high grade massive sulphide mineralization at Sierra Mojada. The new sulphide zone lies within a 1.4 kilometer long east-west trending "chargeability high" identified through a gradient Induced Polarization (IP) survey.
The chargeability anomaly remains open towards the west and coincides with a convex "roll over" in the sole of a thrust fault identified through drilling and underground mapping. The new zone of massive sulphide is accessible via existing historical underground workings.

In August 2017, we commenced an underground drill program using our termite drill to test the continuity along strike and down dip of this newly identified high grade zone and a previously identified high grade zone. In addition, we tested areas between these high grade zones. From August 2017 to December 2017 we drilled 1,090 meters.
In January 2018, we released results from a channel sampling program targeting two new sulphide zones which were to the west of the zones discussed previously. The new sulphide zones were identified in 350 meters of previously inaccessible historical underground workings that were recently reconditioned by us. These sulphide zones lie to the west of our recent drilling along an east-west trend and within the "chargeability high" discussed previously.
2018 Exploration Program

The focus of the 2018 calendar year program is approximately 1,200 meters of underground drilling focused on the sulphide targets discussed previously and maintaining our property concessions.

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

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	68	Chairman
Timothy Barry Vancouver, BC	42	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	38	Chief Financial Officer
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

Timothy Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President – Exploration.  Between 2006 and August 2010, Mr. Barry spent five years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome's exploration programs, as well as oversaw corporate compliance for Dome's various subsidiaries.  Mr. Barry also served on Dome's board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science from the University of Otago in Dundein, New Zealand and is a Chartered Professional Geologist (CPAusIMM).  He also serves on the board of directors of Sanatana Resources, Inc., a junior exploration company listed on the TSX Venture Exchange.

Sean Fallis.  Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President – Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd.  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly-listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at Smythe LLP as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science from Simon Fraser University in 2002 and is a CPA (Chartered Professional Accountant, British Columbia), CA.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile.  From January 1, 2017 to December 31, 2017 the price of silver ranged from a low of $15.22 per troy ounce to a high of $18.56 per troy ounce, and from January 1, 2017 to December 31, 2017 the price of zinc ranged from a low of $2,573 per tonne to a high of $3,264 per tonne.  Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The competitive nature of the business and the risks with which we are therefore faced are discussed further in the item entitled "Risk Factors," below.

The following tables set forth, for the periods indicated, on the London Metal Exchange, high and low silver and zinc prices in U.S. dollars per troy ounce and per tonne, respectively.  On October 31, 2017, the closing price of silver was $16.82 per troy ounce.  On October 31, 2017, the closing price of zinc was $3,264 per tonne.

	Silver (per troy ounce)
Year	High	Low
2010	$30.70	$15.14
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22

	Zinc (per tonne)
Year	High	Low
2010	$2,414	$1,746
2011	$2,473	$1,871
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573

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

During fiscal year 2017, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, all of whom are full time.  Contratistas, our wholly-owned operating subsidiary in Mexico currently has three full time employees.  Minera Metalin, our wholly-owned mineral holding company in Mexico, does not have any employees.

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
We have earned no revenues to date and have incurred net losses of $2,054,000 and $2,235,000 during the fiscal years ended October 31, 2017 and October 31, 2016, respectively.  In addition, we have limited financial resources.  As of October 31, 2017, we had cash and cash equivalents of $682,000 and working capital of $158,000.  Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction, joint venture opportunities on the Sierra Mojada Property (including farmout agreements, exploration and development agreements or similar transactions), asset divestitures or some other strategic transaction.  However, there is no assurance that we will be successful pursuing these financing and strategic options.  Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.  Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment.  The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern.  Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations.  Such additional financial resources may not be available or may not be available on reasonable terms.  Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.
We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital.  We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project.  As of October 31, 2017, we had working capital of $158,000 and cash and cash equivalents of $682,000.  The continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities.  See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult.  Moreover, equity financing may not be available on attractive terms and if available, will likely result in significant dilution to existing shareholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico.  We have a very limited operating history, and are subject to all the risks inherent in a new business enterprise.  As an exploration stage company, we may never enter the development and production stages.  To date, we have had no revenues and have relied upon equity financing to fund our operations.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

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

During the fiscal years ended October 31, 2017 and October 31, 2016, we suffered net losses of $2,054,000 and $2,235,000 respectively.  At October 31, 2017, we had stockholders' equity of $7,429,000 and working capital of $158,000.  Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions.  We are not engaged in any revenue producing activities, and we do not expect to be in the near future.  Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets.  There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all.  Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects.  Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our business activities are primarily conducted in Mexico, and as such, our activities are exposed to various levels of foreign political, economic and other risks and uncertainties.  These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions (including, potential instability if the United States withdraws from or renegotiates the North American Free Trade Agreement), currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

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

We also have litigation risk with respect to our operations.  See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for an explanation of material legal proceedings to which Silver Bull or its subsidiaries have been a party.

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

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest.  However, we cannot guarantee that title to our properties will not be challenged.  The Sierra Mojada Property may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects.  There may be valid challenges to the title of any of the claims comprising the Sierra Mojada Property that, if successful, could impair possible development and/or operations with respect to such properties in the future.  Challenges to permits or property rights, whether successful or unsuccessful; changes to the terms of permits or property rights; or a failure to comply with the terms of any permits or property rights that have been obtained could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates.  Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained.  In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.  We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions.  As of January 2018, and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for the Mineros Norteños matter described in Part I, Item 3 – Legal Proceedings.

In addition, in connection with the purchase of certain mining concessions, Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located.  The aggregate amount payable under this royalty is capped at $6.875 million (the "Royalty"), an amount that will only be reached if there is significant future production from the concessions.  As noted in Part I, Item 3 (Legal Proceedings), this Royalty is currently the subject of a dispute with a local cooperative.  In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain.  The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 3. LEGAL PROCEEDINGS
On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative's members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. On January 19, 2015, the case was moved to the Third District Court (of Federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case.  Mineros Norteños has appealed this ruling. We and our Mexican legal counsel believe that it is unlikely that the court's ruling will be overturned. We have not accrued any amounts in our consolidated financial statements with respect to this claim.  See Note 15 – Commitments and Contingencies to our consolidated financial statements.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  We and our Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for us, the defendant, acquitting us of all of the plaintiff's claims and demands. We did not accrue any amounts in our consolidated financial statements with respect to this claim. See Note 15 – Commitments and Contingencies to our consolidated financial statements.

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

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2017, October 31, 2016, as well as through January 16, 2018, as reported by the NYSE MKT, OTCQB and the TSX.  The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	NYSE MKT/OTCQB (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(CDN$)
2018
First Quarter (Through January 16, 2018)	$0.23	0.08	0.29	0.10

2017
Fourth Quarter (October 31, 2017)	$0.13	0.06	0.16	0.09
Third Quarter (July 31, 2017)	0.10	0.06	0.13	0.08
Second Quarter (April 30, 2017)	0.14	0.08	0.19	0.10
First Quarter (January 31, 2017)	0.16	0.09	0.21	0.12

2016
Fourth Quarter (October 31, 2016)	$0.21	0.10	0.28	0.15
Third Quarter (July 31, 2016)	0.19	0.08	0.25	0.10
Second Quarter (April 30, 2016)	0.14	0.03	0.18	0.04
First Quarter (January 31, 2016)	0.06	0.02	0.08	0.04

The closing price of our common stock as reported on January 16, 2018 on the OTCQB, was $0.22 per share.

Holders

As of January 16, 2018, there were 224 holders of record of our common stock.  This does not include persons who hold our common stock in brokerage accounts or otherwise in "street name."

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years.  We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2017, we had one active formal equity compensation plan, the 2010 Stock Option and Bonus Plan (the "2010 Plan").  The 2010 Plan was adopted by the board of directors in December 2009 and approved by the shareholders in April 2010.  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses.  As of October 31, 2017, there are 19,925,996 shares reserved for issuance under the 2010 Plan.  Options to acquire 12,780,000 shares of common stock are outstanding pursuant to the 2010 Plan, and 6,469,330 shares remain available for issuance under the plan.  The 2006 Stock Option Plan (the "2006 Plan") was adopted by the board of directors in May 2006, and approved by the shareholders in July 2006.  Five million shares of common stock were reserved for issuance under the 2006 Plan.  As of October 31, 2017, options to acquire 14,286 shares of common stock are outstanding pursuant to the 2006 Plan.  As of May 1, 2016, no additional shares remain available for issuance under the 2006 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	12,794,286 (1)	$0.16	6,469,330 (2)

Total	12,794,286	$0.16	6,469,330

(1)	Includes (i) options to acquire 14,286 shares of common stock under the 2006 Plan; and (ii) options to acquire 12,780,000 shares of common stock under the 2010 Plan.

(2)	Includes 6,469,330 shares of common stock available for issuance under the 2010 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On July 10, 2017 and August 3, 2017, we completed a private placement of an aggregate of 21,365,000 units at a purchase price of $CDN 0.08 per unit (the "$CDN 0.08 Unit") for aggregate gross proceeds of approximately $1,331,000 ($CDN 1,709,000). Each $CDN 0.08 Unit consists of one share of our common stock and one warrant (the "$CDN 0.08 Warrant").  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. We paid a 7% finder's fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the "2017 Agent's Warrants"). Each 2017 Agent's Warrant entitles the agent to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $CDN 0.08 Unit private placement.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Year Developments

2017 Private Placements

In July and August 2017, we raised gross proceeds of $1,331,000 in a private placement of units consisting of one share of common stock and one common stock purchase warrant as described below in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.

Sierra Mojada Property

At the beginning of 2017, our board of directors approved a calendar year 2017 budget of $0.6 million for the Sierra Mojada Property.  As a result of completion of the private placement in July and August 2017, our board approved an updated budget for the Sierra Mojada Property in September 2017.  Our updated exploration budget for the Sierra Mojada Property for the period from September 2017 to December 2017 was $0.4 million compared to $0.1 million in the original budget. The updated exploration budget was focused on the drilling program described below, maintaining our property concessions and continuing to internally investigate the potential for a high grade underground zinc oxide mine and a small silver open-pit targeting the "at-surface" silver mineralization with a small project with a low strip ratio.
Drilling

During the year ended October 31, 2017 we completed a surface drilling program of 3,270 meters targeting deep structures underneath the main zone of mineralization. Although no significant high grade mineralization was intercepted in these five holes drilled, zones up to 460 meters of silica alteration resulting in total replacement of the original country rock with silica in places were intercepted. In addition, during the twelve months ended October 31, 2017 we completed 650 meters of underground drilling to test the continuity along strike and down depth of a newly identified sulphide zone and a previously identified sulphide zone. See "Sierra Mojada Project – Drilling" above for additional information.
2018 Exploration Program

As discussed in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section below we have approved a calendar year 2018 capital budget of $0.7 million for the Sierra Mojada Property.  The focus of the 2018 calendar year program is 1,200 meters of underground drilling focused on the sulphide targets discussed previously and maintaining our property concessions.

Results of Operations

Fiscal Year Ended October 31, 2017 Compared to Fiscal Year Ended October 31, 2016

For the fiscal year ended October 31, 2017, we reported a consolidated net loss of $2,054,000 or approximately $0.01 per share, compared to a consolidated net loss of $2,235,000 or approximately $0.01 per share during the fiscal year ended October 31, 2016.  The $181,000 decrease in the consolidated net loss was primarily due to a $214,000 decrease in exploration and property holding costs and a $29,000 decrease in general and administrative expenses which was partially offset by $25,000 in other income in the 2017 fiscal year compared to $94,000 in other income in the 2016 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $214,000 to $913,000 in the 2017 fiscal year from $1,127,000 in the 2016 fiscal year. This was mainly due to a $589,000 concession impairment as we decided to reduce our concession holdings in Sierra Mojada, Mexico during the 2016 fiscal year which was partially offset by a $385,000 increase in the exploration and property holding costs due to the drilling program discussed previously.

General and Administrative Costs

General and administrative expenses decreased $29,000 to $1,164,000 in the 2017 fiscal year from $1,193,000 in the 2016 fiscal year as described below.

Personnel costs increased $79,000 to $549,000 in the 2017 fiscal year from $470,000 in the 2016 fiscal year. This increase was mainly due to a temporary 30% reduction in certain employees' salary during a portion of the 2016 fiscal year and a $29,000 increase in stock-based compensation expense as a result of stock options vesting in the 2017 fiscal year having a higher fair value than stock options vesting in the 2016 fiscal year.

Office and administrative expenses decreased $27,000 to $345,000 in the 2017 fiscal year from $372,000 in the 2016 fiscal year.  This decrease was mainly due to a decrease in corporate office rental expenses as a result of our corporate office move in July 2016.

Professional services decreased $50,000 to $162,000 in the 2017 fiscal year from $212,000 in the 2016 fiscal year.  This decrease is mainly due to a decrease in accounting fees.

Directors' fees increased $39,000 to $177,000 in the 2017 fiscal year as compared to $138,000 for the 2016 fiscal year. This increase was primarily due to a temporary 30% reduction in director' fees during a portion of the 2016 fiscal year and a $30,000 increase in stock-based compensation as a result of stock options vesting in the 2017 fiscal year having a higher fair value than stock options vesting in the 2016 fiscal year.

We recorded an $70,000 recovery of uncollectible VAT from Gabon and Mexico for the 2017 fiscal year as compared to a $2,000 provision for uncollectible VAT in the 2016 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income (Expenses)

We recorded other income of $25,000 in the other income in the 2017 fiscal year as compared to other income of $94,000 in the 2016 fiscal year.  The significant factors contributing to other income in the 2017 fiscal year was a $130,000 gain on liquidation of subsidiary and a $100,000 expense from change in fair value of warrant derivative liability. The $130,000 gain on liquidation of subsidiary was due to a realized foreign currency translation gain as a result of our liquidation of our Gabonese subsidiary, African Resources SARL Gabon on May 5, 2017. The $100,000 expense from change in fair value of warrant derivative liability was due to on increase in the value of warrants with $CDN exercise prices issued to subscribers and agents in our private placements.

The other income in the 2016 fiscal year was primarily the result of a $133,000 gain on the sale of office and mining equipment at the Sierra Mojada Property (included in miscellaneous income), which was partially offset by a $38,000 foreign currency transaction loss.

Material Changes in Financial Condition; Liquidity and Capital Resources

2017 Private Placement

On July 10 and August 3, 2017, we completed a private placement of 21,365,000 units at a purchase price of $CDN 0.08 per unit (the "$CDN 0.08 Unit") for aggregate gross proceeds of $1,331,000 ($CDN 1,709,000). Each $CDN 0.08 Unit consists of one share of our common stock and one warrant (the "$CDN 0.08 Warrant").  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. We paid a 7% finder's fee totaling $78,000 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the "2017 Agent's Warrants"). Each 2017 Agent's Warrant entitles the placement agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent's Warrants was determined to be $13,000, and we incurred other offering costs of approximately $93,000.

Cash Flows

During the 2017 fiscal year, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. In addition, we received net proceeds of $1,231,000 from the private placement. As a result of the net cash expenditures on exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from the private placements, cash and cash on hand decreased from $1,467,000 at October 31, 2016 to $682,000 at October 31, 2017.

Cash flows used in operations for the 2017 fiscal year was $2,024,000 as compared to $1,485,000 in the 2016 fiscal year.  This increase was mainly due to the increased exploration work at the Sierra Mojada Property.
Cash flows provided by investing activities for the 2017 fiscal year was $nil. Cash flows provided by investing activities in the 2016 fiscal year was $141,000 in proceeds from the sale of office and mining equipment.

Cash flows provided by financing activities for the 2017 fiscal year was $1,231,000 as compared to $1,881,000 in the 2016 fiscal year.  The cash flows provided by financing activities in the 2017 fiscal year was due to the private placement we completed and the cash flows provided by financing activities in the 2016 fiscal year was due to private placements we completed and warrants exercised in the 2016 fiscal year.
Capital Resources

As of October 31, 2017, we had cash and cash equivalents of $682,000 and working capital of $158,000 as compared to cash and cash equivalents of $1,467,000 and working capital of $1,249,000 as of October 31, 2016. The decrease in our liquidity and working capital was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by the private placement we completed.
Since our inception in November 1993, we have not generated revenue and have incurred a deficit of $122,335,000.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as the primary sources of financing to fund our operations.  As of October 31, 2017, we had working capital of $158,000 and cash and cash equivalents of $682,000. Based on our limited working capital and cash and cash equivalents, and history of losses prior to management's plan discussed below there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue one of or a combination of the following possible financing and strategic options not limited to: obtaining adequate equity financing including warrant exercises and joint venture opportunities on the Sierra Mojada Property (including farmout agreements, exploration and development agreements or similar transactions).  Management has successfully pursued certain of these options previously and believes they alleviate the substantial doubt discussed previously. However, there is no assurance that we will be successful in pursuing these plans.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital.  In January 2018, our board of directors approved a calendar year 2018 budget of $0.7 million for the Sierra Mojada Property and a $1.0 million budget for general and administrative expenses.  As of December 31, 2017, we had approximately $0.3 million in cash and cash equivalents. We do not currently have sufficient cash on hand to undertake our proposed budget.  We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable.  However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern.  If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern.  Debt or equity financing may not be available to us on acceptable terms, if at all.  Equity financing, if available, will likely result in substantial dilution to existing shareholders.  Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.

We also continue to pursue efforts to achieve a strategic transaction.  These efforts may result in a joint venture with a third party with respect to the Sierra Mojada Property (such as a farmout agreement, exploration and development agreement or similar transaction), asset divestiture, sale or merger of Silver Bull or some other strategic transaction.  However, there is no assurance that we will be successful pursuing these strategic options.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2017

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

Effective November 1, 2016, we adopted the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements.  These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management.  We evaluate our policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors.  Predicting future events is inherently an imprecise activity and as such requires the use of judgment.  Our consolidated financial statements may differ based upon different estimates and assumptions.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, calculating a valuation for stock option liability, calculating a valuation for warrant derivative liability and calculating stock-based compensation.

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of our assets may not be recoverable.  Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset.  An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group.  In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups.  In estimating future cash flows, we estimate the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date.  Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies, among other factors.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We perform our annual goodwill impairment tests at April 30th of each fiscal year.

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

A valuation allowance is recorded against deferred tax assets if management does not believe we have met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset.  Management recorded a full valuation allowance at October 31, 2017 and October 31, 2016 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

Warrant Derivative liability

We classified warrants on our balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as our functional currency is the U.S. Dollar and the exercise price of the warrants is the $CDN. We have used the Black-Scholes pricing model to value the warrants that do not have an acceleration feature and have used the Monte Carlo valuation model to value the warrants that do have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility adjusted to reflect implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as we have not paid dividends nor do we anticipate paying any dividend in the foreseeable future.

The derivative is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period

Stock-Based Compensation

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

Foreign Currency Translation

During the fiscal years ended October 31, 2017 and October 31, 2016, the functional currency of Silver Bull Resources, Inc. and our subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the CFA.

During the fiscal years ended October 31, 2017 and October 31, 2016, our Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate.  Our Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, cost of office and mining equipment sold and impairment of property concessions which are translated using the historical exchange rate.  Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statements of operations.

During the fiscal years ended October 31, 2017 and October 31, 2016, assets and liabilities of our Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period.  Exchange differences arising on translation were disclosed as a separate component of stockholders' equity.  Realized gains and losses from foreign currency transactions were reflected in the results of operations. Upon the liquidation of African Resources, we reclassified certain amount from other comprehensive income to gain on liquidation of subsidiary in the consolidated statements of operations and comprehensive loss.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2017, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2017 was effective.

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

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information regarding our executive officers, see "Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources."

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual shareholders meeting and is incorporated by reference in this report.

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

Item 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual shareholders meeting and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual shareholders meeting and is incorporated by reference in this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual shareholders meeting and is incorporated by reference in this report.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual shareholders meeting and is incorporated by reference in this report.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules

See "Index to Consolidated financial statements" on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation	10-K	10/31/2010	3.1.1

3.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Form of Subscription Agreement	8-K	07/12/2017	10.1

4.2	Form of Warrant Certificate (Investors)	8-K	07/12/2017	10.2

4.3	Form of Warrant Certificate (Finders)	8-K	07/12/2017	10.3

10.1+	2006 Stock Option Plan	10-KSB	10/31/2006	4.2

10.2+	2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	04/30/2016	10.3

10.3+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Timothy Barry	8-K	02/26/2013	10.1

10.4+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Sean Fallis	8-K	02/26/2013	10.2

10.5+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Brian Edgar	8-K	02/26/2013	10.3
10.6+	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis	8-K	02/26/2015	10.1
10.7+	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar	8-K	06/04/2015	10.1

10.8+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Timothy Barry	8-K	02/26/2016	10.1

10.9+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Sean Fallis	8-K	02/26/2016	10.2

10.10+	Amendment to Amended and Restated EmploymentAgreement, dated February 23, 2016, by and between the Company and Brian Edgar	8-K	02/26/2016	10.3

10.11+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Brian Edgar	8-K	06/28/2016	10.1

10.12+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Timothy Barry	8-K	06/28/2016	10.2

10.13+	Amendment to Employment Agreement, dated June 24, 2016, by and between the Company and Sean Fallis	8-K	06/28/2016	10.3

14.1	Code of Ethics	10-KSB	10/31/2006	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Smythe LLP				X

23.2	Consent of Tuun Consulting Inc.				X
23.3	Consent of AKF Mining Services Inc.				X
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

99.1	Sierra Mojada location map (1)				X

* The following financial information from Silver Bull Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders' Equity, Consolidated Statements of Cash Flows

+ Indicates a management contract or compensatory plan or arrangement.

(1) Filed herewith under Items 1 and 2 – Business and Properties.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 16, 2018	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 16, 2018	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 16, 2018	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 16, 2018	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 16, 2018	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 16, 2018	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.
(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 – F-6

Consolidated Statement of Changes in Stockholders' Equity	F-7

Notes to Consolidated Financial Statements	F-8 – F-23

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants
Vancouver, Canada
January 16, 2018

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2017	October 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$681,776	$1,467,328
Value-added tax receivable, net of allowance for uncollectible taxes of $67,729 and $88,283 respectively (Note 3)	156,997	117,276
Other receivables	5,245	4,652
Prepaid expenses and deposits	116,836	116,271
Assets held for sale (Note 4)	—	21,283
Total Current Assets	960,854	1,726,810

Office and mining equipment, net (Note 5)	208,755	226,301
Property concessions (Note 6)	5,004,386	5,004,386
Goodwill (Note 7)	2,058,031	2,058,031
TOTAL ASSETS	$8,232,026	$9,015,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$138,130	$133,274
Accrued liabilities and expenses (Note 8)	313,058	334,297
Income tax payable	4,780	10,623
Stock option liability (Note 11)	5,194	—
Warrant derivative liability (Note 12)	341,717	—
Total Current Liabilities	802,879	478,194

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 15)

STOCKHOLDERS' EQUITY (Notes 9, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 199,259,967 and 177,894,967 shares issued and outstanding, respectively	1,992,599	1,778,949
Additional paid-in capital	127,679,664	126,820,897
Accumulated deficit	(122,335,364)	(120,281,820)
Other comprehensive income	92,248	219,308
Total Stockholders' Equity	7,429,147	8,537,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,232,026	$9,015,528

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2017	2016
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	874,055	488,957
Depreciation, asset and property concessions' impairment (Notes 4 and 6)	38,829	638,264
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	912,884	1,127,221

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	549,094	469,555
Office and administrative	345,243	372,223
Professional services	162,090	211,925
Directors' fees	177,174	137,607
(Recovery of) provision for uncollectible value-added taxes (Note 3)	(69,981)	1,726
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,163,620	1,193,036

LOSS FROM OPERATIONS	(2,076,504)	(2,320,257)

OTHER INCOME
Interest and investment income	3,933	998
Interest and finance costs (Note 9)	(2,502)	(2,393)
Foreign currency transaction gain (loss)	116	(37,949)
Change in fair value of stock option liability (Note 11)	6,921	—
Change in fair value of warrant derivative liability (Note 12)	(100,020)	—
Gain on liquidation of subsidiary (Note 1)	129,781	—
Warrant issuance costs (Note 10)	(18,819)	—
Miscellaneous income (Note 5)	5,417	133,825
TOTAL OTHER INCOME	24,827	94,481

LOSS BEFORE INCOME TAXES	(2,051,677)	(2,225,776)

INCOME TAX EXPENSE (Note 13)	1,867	9,108
NET LOSS	(2,053,544)	(2,234,884)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,367	(253)
Realized foreign currency translation gain on liquidation of subsidiary	(129,427)	—
TOTAL OTHER COMPREHENSIVE LOSS	(127,060)	(253)
COMPREHENSIVE LOSS	$(2,180,604)	$(2,235,137)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	184,303,857	165,345,167

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,053,544)	$(2,234,884)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concessions' impairment	38,829	638,264
(Recovery of) provision for uncollectible value-added taxes	(69,981)	1,726
Gain on sale of office and mining equipment (Note 4)	—	(132,817)
Foreign currency transaction (gain) loss	(25,448)	31,375
Change in fair value of warrant derivative liability (Note 12)	100,020	—
Change in fair value of stock option liability	(6,921)	—
Stock options issued for compensation	152,349	102,993
Warrant issuance costs (Note 10)	18,819	—
Gain on liquidation of subsidiary (Note 1)	(129,781)	—
Changes in operating assets and liabilities:
Value-added tax receivable	(26,983)	(3,968)
Income tax receivables	—	2,365
Other receivables	(614)	12,927
Prepaid expenses and deposits	(3,394)	17,167
Accounts payable	(37,753)	13,935
Accrued liabilities and expenses	25,831	60,796
Income tax payable	(5,450)	5,467
Net cash used in operating activities	(2,024,021)	(1,484,654)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from sale of equipment	—	141,285
Net cash provided by investing activity	—	141,285

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs (Note 10)	1,230,504	1,503,254
Proceeds from exercise of warrants, net of costs (Note 10)	—	377,554
Net cash provided by financing activities	1,230,504	1,880,808

Effect of exchange rates on cash and cash equivalents	7,965	(20,989)

Net (decrease) increase in cash and cash equivalents	(785,552)	516,450
Cash and cash equivalents beginning of year	1,467,328	950,878

Cash and cash equivalents end of year	$681,776	$1,467,328

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2017	2016

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$9,611	$4,863
Interest paid	2,502	2,393

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 12)	$12,967	$11,621
Offering costs included in accounts payable and accrued liabilities	51,788	—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, November 1, 2015	159,072,657	$1,590,726	$125,025,319	$(118,046,936)	$219,561	$8,788,670
Issuance of common stock as follows:
- for cash at a price of Canadian dollar ("$CDN") $0.13 per share with attached warrants less offering costs of $75,443 (Note 10)	11,362,310	113,623	948,577	—	—	1,062,200
- for cash at a price of $CDN 0.15 per share with attached warrants less offering costs of $75,296 (Note 10)	4,340,000	43,400	386,033	—	—	429,433
- exercise of warrants at an average price of $CDN 0.16 per share less costs of $1,509 (Note 10)	3,120,000	31,200	346,354	—	—	377,554
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to directors, officers and employees	—	—	102,993	—	—	102,993
- fair value of warrants issued to agent in connection with the $CDN 0.15 per share private placement (Notes 10 and 12)	—	—	11,621	—	—	11,621
Other comprehensive loss	—	—	—	—	(253)	(253)
Net loss for the year ended October 31, 2016	—	—	—	(2,234,884)	—	(2,234,884)
Balance, October 31, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334

Issuance of common stock as follows:
- for cash at a price of $CDN $0.08 per share with attached warrants less offering costs of $165,227 (Note 10)	21,365,000	213,650	812,676	—	—	1,026,326
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers and employees	—	—	152,349	—	—	152,349
Reclassification of warrants to derivative liability (Note 12)	—	—	(94,143)	—	—	(94,143)
Reclassification of consultant stock options to liability (Note 11)	—	—	(12,115)	—	—	(12,115)
Other comprehensive loss – Realized foreign currency translation gain on liquidation of subsidiary	—	—	—	—	(129,427)	(129,427)
Other comprehensive gain – Foreign currency translation adjustments	—	—	—	—	2,367	2,367
Net loss for the year ended October 31, 2017	—	—	—	(2,053,544)	—	(2,053,544)
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147

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

The Company engages in the business of mineral exploration.  The Company currently owns a number of property concessions in Mexico (collectively known as the "Sierra Mojada Property").  The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas") and through Minera Metalin's wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. ("Minas").

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation ("Dome").  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. ("Dome Asia"), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. On May 15, 2017, the Company liquidated the Company's Gabonese subsidiary, African Resources SARL Gabon ("African Resources"). As a result of this liquidation, the Company recognized a gain on liquidation of subsidiary of $129,781 in the consolidated statements of operations and comprehensive loss for the year ended October 31, 2017.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $122,335,364.  Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations.  As of October 31, 2017, the Company had working capital of $157,975 and cash and cash equivalents of $681,776. Based on the Company's limited working capital and cash and cash equivalents, and history of losses prior to management's plan discussed below there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue one of or a combination of the following possible financing and strategic options not limited to: obtaining adequate equity financing including warrant exercises and joint venture opportunities on the Sierra Mojada Property (including farmout agreements, exploration and development agreements or similar transactions).  Management has successfully pursued certain of these options previously and believes they alleviate the substantial doubt discussed previously. However, there is no assurance that the Company will be successful in pursuing these plans.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, establishing a valuation allowance on future use of deferred tax assets, calculating a valuation for stock option liability, calculating a valuation for warrant derivative liability and calculating stock-based compensation.

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable.  As of October 31, 2017, the Company has not recognized any revenues.

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

Impairment of Long-Lived Assets

Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable.  Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset.  An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group.  In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups.  In estimating future cash flows, the Company estimates the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date.  Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies, among other factors.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performs its annual goodwill impairment tests at April 30th of each fiscal year.

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

A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset.  Management recorded a full valuation allowance at October 31, 2017 and 2016 against the deferred tax assets as it deems future realization would not meet the "more likely than not" criteria.

Warrant Derivative liability

The Company classifies warrants on its consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. Dollar and the exercise price of the warrants is the Canadian Dollar ("$CDN"). The Company has used the Black-Scholes pricing model to fair value the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to fair value the warrants that do have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividend nor does the Company anticipate paying any dividend in the foreseeable future.

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

Stock-Based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the options.  Volatility is determined based upon historical volatility of the Company's stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period. Stock options granted to consultants when the exercise price is the $CDN are classified as stock option liability on the Company's consolidated balance sheets upon vesting.

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share.  Although there were stock options and warrants in the aggregate of 39,958,986 shares and 16,058,258 shares outstanding at October 31, 2017 and 2016, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2017 and 2016, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar except for the Gabonese subsidiaries whose functional currency is the Central African franc ("$CFA").

During the years ended October 31, 2017 and 2016, the Company's Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate.  The Company's Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, cost of office and mining equipment sold and impairment of property concessions which are translated using the historical exchange rate.  Foreign currency translation gains and losses of the Company's Mexican operations are included in the consolidated statement of operations.

During the years ended October 31, 2017 and 2016, assets and liabilities of the Company's Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period.  Exchange differences arising on translation were disclosed as a separate component of stockholders' equity.  Realized gains and losses from foreign currency transactions were reflected in the results of operations. Upon the liquidation of African Resources, we reclassified certain amount from other comprehensive income to gain on liquidation of subsidiary in the consolidated statements of operations and comprehensive loss.

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

Effective November 1, 2016, the Company adopted the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability To Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

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

NOTE 3 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico.  The Company estimates net VAT of $156,997 will be received within 12 months of the balance sheet date.  The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.  During the fiscal year ended October 31, 2017, a recovery of VAT originating from Gabon of $52,951 and Mexico of $17,030 has been recorded in the consolidated statements of operations and comprehensive loss.
A summary of the changes in the allowance for uncollectible VAT taxes related to Mexico for the fiscal years ended October 31, 2017 and 2016 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2015	$103,429
Provision for uncollectible VAT Taxes	1,726
Write-off VAT receivable	(3,835)
Foreign currency translation adjustment	(13,037)
Allowance for uncollectible VAT taxes – October 31, 2016	88,283
Recovery of uncollectible VAT Taxes	(17,030)
Write-off VAT receivable	(2,312)
Foreign currency translation adjustment	(1,212)
Allowance for uncollectible taxes – October 31, 2017	$67,729

NOTE 4 – ASSETS HELD FOR SALE

The Company classified certain office and mining equipment as assets held for sale as at October 31, 2016 as these assets were ready for immediate sale in their present condition, the assets were expected to be sold within one year and management had an active program to locate buyers for these assets.
During the year ended October 31, 2017, the Company reclassified $11,656 from assets held for sale to office and mining equipment as management no longer expected to sell these assets within one year. Impairments included in depreciation, asset and property concessions' impairment of $4,354 and $13,788 were recorded on assets held for sale during the year ended October 31, 2017 and 2016, respectively. During the year ended October 31, 2017 and 2016, the Company recorded a gain on sale of office and mining equipment of $nil and $132,817, respectively, which is included in miscellaneous income in the consolidated statements of operations and comprehensive loss.

NOTE 5 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at October 31, 2017 and October 31, 2016, respectively:

	October 31,	October 31,
	2017	2016

Mining equipment	$358,513	$291,529
Vehicles	53,451	53,451
Buildings and structures	185,724	182,436
Computer equipment and software	74,236	83,701
Well equipment	39,637	39,637
Office equipment	47,597	52,931
	759,158	703,685
Less: Accumulated depreciation	(550,403)	(477,384)
Office and mining equipment, net	$208,755	$226,301

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at October 31, 2017 and 2016, respectively:

Property Concessions – October 31, 2015	$5,593,263
Impairment	(588,877)
Property Concessions – October 31, 2016	5,004,386
Property Concessions – October 31, 2017	$5,004,386

During the fiscal year ended October 31, 2016, the Company decided to reduce the Company's concession holdings in Sierra Mojada, Mexico.  As a result, the Company has written off the capitalized property concession balance related to these concessions of $588,877.

NOTE 7 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  On April 30, 2017, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company's goodwill balance as at October 31, 2017 and 2016, respectively:

Goodwill – October 31, 2017 and 2016	$2,058,031

NOTE 8 – ACCRUED LIABILITIES AND EXPENSES

During the year ended October 31, 2017 and 2016, the Company financed an insurance premium at an interest rate of 7.99% and 7.49% respectively. The insurance premium finance agreements have a maturity of less than one year and have a balance of $84,000 and $87,000 respectively which are included in accrued liabilities and expenses at October 31, 2017 and 2016.

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

NOTE 10 – COMMON STOCK

On January 10, 2018, 200,000 warrants to acquire 200,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $20,806 ($CDN 26,000).
On July 10 and August 3, 2017, the Company completed a two tranche private placement for 21,365,000 units at a purchase price of $CDN 0.08 per unit (the "$CDN 0.08 Unit") for gross proceeds of $1,330,976 ($CDN 1,709,200). Each $CDN 0.08 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.08 Warrant").  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the "2017 Agent's Warrants"). Each 2017 Agent's Warrant entitles the agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent's Warrants was determined to be $12,967 (Note 12), and the Company incurred other offering costs of $92,910. Of these costs $18,819 is included in warrant issuance costs in the consolidated statements of operations and comprehensive loss.
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

On July 20, 2016, the Company completed a private placement of an aggregate of 4,340,000 units at a purchase price of $CDN 0.15 per unit (the "$CDN 0.15 Unit") for aggregate gross proceeds of $504,729 ($CDN 651,000).  Each $CDN 0.15 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.15 Warrant").  Each $CDN 0.15 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.16 for the period of 36 months from the closing of the private placement.  If, commencing on the date that is four months after the closing of the private placement, the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the $CDN 0.15 Warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.  The Company paid a 6% finder's fee totaling $23,326 to a placement agent with respect to certain purchasers who were introduced by this agent.  In addition, the placement agent received 200,400 non-transferable warrants (the "Placement Agent's Warrants").  Each Placement Agent's Warrant entitles the placement agent to acquire one share of common stock until the date that is two years following closing of the private placement at $CDN 0.205 and is subject to the acceleration provision noted above.  The fair value of the Placement Agent's Warrants was determined to be $11,621, and the Company incurred other offering costs of $40,349.
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

NOTE 11 – STOCK OPTIONS

The Company has one active stock option plan, the 2010 Stock Option and Stock Bonus Plan (the "2010 Plan").  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.  Under the 2006 Stock Option Plan (the "2006 Plan"), the Company was permitted to grant non-statutory and incentive options to employees, directors and consultants for up to a total of 5,000,000 shares of common stock.  However, as of May 1, 2016, no additional options may be issued under the 2006 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to 10 years.

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2017 and 2016 are as follows:

Year Ended October 31,
Options	2017	2016

Expected volatility	78% – 87%	65% – 84%
Risk-free interest rate	1.35% – 1.56%	0.79% – 0.98%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

During the year ended October 31, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of $CDN 0.125 per share. No options were exercised during the year ended October 31, 2017.

During the year ended October 31, 2016, the Company granted options to acquire 4,075,000 shares of common stock with an exercise price of $CDN 0.075 and 300,000 shares of common stock with an exercise price of $CDN 0.255. The weighted-average grant-date fair value of stock options granted was $0.03 per share. No options were exercised during the fiscal year ended October 31, 2016.

The following is a summary of stock option activity for the fiscal years ended October 31, 2017 and 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	8,657,858	$0.46	2.36	$—
Granted	4,375,000	0.06
Expired	(1,000,000)	0.85
Forfeited or Cancelled	(515,000)	0.46
Outstanding at October 31, 2016	11,517,858	0.28	2.66	$227,891
Granted	4,075,000	0.09
Expired	(2,770,000)	0.52
Cancelled	(28,572)	2.18
Outstanding at October 31, 2017	12,794,286	$0.16	2.98	$110,622
Exercisable at October 31, 2017	8,619,286	$0.20	2.44	$73,748

The Company recognized stock-based compensation costs for stock options of $152,349 and $102,993 for the fiscal years ended October 31, 2017 and 2016, respectively.  As of October 31, 2017, there remains $82,762 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.54 years.

Summarized information about stock options outstanding and exercisable at October 31, 2017 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	3.32	$0.06	2,716,666	$0.06
0.10	4,075,000	4.43	0.10	1,358,334	0.10
0.20 – 0.26	2,625,000	2.06	0.25	2,525,000	0.26
0.37	1,705,000	0.65	0.37	1,705,000	0.37
0.50	300,000	0.10	0.50	300,000	0.50
2.18	14,286	0.22	2.18	14,286	2.18
$0.06 – 2.18	12,794,286	2.98	$0.16	8,619,286	$0.20

The following is a summary of the Company's stock option liability at October 31, 2017 and October 31, 2016:

Stock option liability at October 31, 2016	$—
Reclassification from additional paid-in capital	12,115
Change in fair value of stock option liability	(6,921)
Stock option liability at October 31, 2017	$5,194

NOTE 12 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2017 and 2016 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	—	$—	—	—
Issued in the $CDN 0.13 Unit private placement (Note 10)	11,362,310	$0.12
Issued in the $CDN 0.15 Unit private placement (Note 10)	4,340,000	0.12
Placement Agent's Warrants (Note 10)	200,400	0.16
Exercised (Note 10)	(3,120,000)	0.12
Expired	(8,242,310)	0.12
Outstanding and exercisable at October 31, 2016	4,540,400	$0.12	2.67	$—
Issued in the $CDN 0.08 Unit private placement (Note 10)	21,365,000	$0.10
Agent's Warrants (Note 10)	1,259,300	0.08
Outstanding and exercisable at October 31, 2017	27,164,700	$0.10	1.70	$9,769

On January 15, 2018, the Company received gross proceeds of $CDN 81,250 related to a warrant exercise of 625,000 warrants at an exercise price of $CDN 0.13 per share of common stock.
On January 10, 2018, 200,000 warrants to acquire 200,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $20,806 ($CDN 26,000).
During the year ended October 31, 2017, the Company issued 21,365,000 warrants with an exercise price of $CDN 0.13 in connection with the $CDN 0.08 Unit private placement and issued 1,259,300 compensation warrants to agents with an exercise price of $CDN 0.10 (Note 10). The fair value of the warrants issued on the date of issuance in the $CDN 0.08 Unit private placement was determined to be $139,423 based on the Black-Scholes pricing model. The fair value of the 2017 Agent's Warrants on the date of issuance was determined to be $12,967 based on the Black-Scholes pricing model.

No warrants were exercised during the year ended October 31, 2017.

During the year ended October 31, 2016, the Company issued 11,362,310 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.13 Unit private placement (Note 10). On August 5, 2016, the warrant expiry acceleration clause contained in the $CDN 0.13 Warrants was triggered following a period of five consecutive trading days in which the closing price of the common stock of the Company on the OTCQB Venture Marketplace was $0.18 or higher.  In total, 11,362,310 $CDN 0.13 Warrants were accelerated with a new expiration date of September 19, 2016.  On September 15, 2016, 2,500,000 warrants to acquire 2,500,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate gross proceeds of $303,951 ($CDN 400,000).  On September 19, 2016, 620,000 warrants to acquire 620,000 shares of common stock were exercised at an exercise price of $CDN 0.16 per share of common stock for aggregate proceeds of $75,112 ($CDN 99,200). These warrants had an intrinsic value of $57,737 at the time of exercise. On September 19, 2016, 8,242,310 $CDN 0.13 Warrants expired.

On July 20, 2016, the Company issued 4,340,000 warrants with an exercise price of $CDN 0.16 in connection with the $CDN 0.15 Unit private placement and issued 200,400 compensation warrants to a placement agent with an exercise price of $CDN 0.205 (Note 10). The fair value of the warrants issued on the date of issuance in the $CDN 0.16 Unit private placement was $94,143 based upon the Monte Carlo valuation model.

The Company's warrants have been recognized as a derivative liability. Summarized information about warrants outstanding and exercisable at October 31, 2017 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	1,259,300	1.69	$0.08
0.10	21,365,000	1.70	0.10
0.12	4,340,000	1.72	0.12
0.16	200,400	0.72	0.16
$0.08 – 0.16	27,164,700	1.70	$0.10

If the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the above $0.12 and $0.16 warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

The following is a summary of the Company's warrant derivative liability at October 31, 2017 and October 31, 2016:

Warrant derivative liability at October 31, 2016 and 2015	$—
Reclassification from additional paid-in capital	94,143
Warrants issued in $CDN 0.08 Unit private placement	139,423
Agent's warrants issued in $CDN 0.08 Unit private placement	12,967
Change in fair value of warrant derivative liability	100,020
Foreign currency translation adjustment	(4,836)
Warrant derivative liability at October 31, 2017	$341,717

NOTE 13 – INCOME TAXES

Provision for Taxes

The Company files a United States federal income tax return and a Canadian branch return on a fiscal year-end basis and files Mexican income tax returns for its three Mexican subsidiaries on a calendar year-end basis.  The Company and two of its wholly-owned subsidiaries, Minera Metalin and Minas, have not generated taxable income since inception.  Contratistas, another wholly-owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera Metalin on the services it provides.

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company.  Dome, a Delaware corporation, files a tax return in the United States as part of the Company's consolidated tax return.

The components of loss before income taxes were as follows:

	For the year ended October 31,
	2017	2016
United States	$(1,339,000)	$(1,363,000)
Foreign	(713,000)	(863,000)
Loss before income taxes	$(2,052,000)	$(2,226,000)

The components of the provision for income taxes are as follows:

	For the year ended October 31,
	2017	2016
Foreign
Current tax expense	$1,867	$9,108
Deferred tax expense	—	—
	$1,867	$9,108

The Company's provision for income taxes for the fiscal year ended October 31, 2017 consisted of a tax expense of $1,867 related to a provision for income taxes for Contratistas and the Silver Bull Canadian branch return for the fiscal year ended October 31, 2017.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2017	2016

Income tax benefit calculated at U.S. federal income tax rate	$(718,000)	$(779,000)

Differences arising from:
Other permanent differences	130,000	40,000
Differences due to foreign income tax rates	43,000	43,000
Adjustment to prior year taxes	(77,000)	493,000
Inflation adjustment foreign net operating loss	(422,000)	(242,000)
Foreign currency fluctuations	115,000	1,731,000
Increase (decrease) in valuation allowance	353,000	(1,452,000)
Net operation loss carry forwards expiration – Mexico	565,000	173,000
Other	13,000	2,000
Net income tax provision	$2,000	$9,000

The components of the deferred tax assets at October 31, 2017 and 2016 were as follows:

	October 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards – U.S.	$11,766,000	$11,353,000
Net capital loss carry forwards – U.S.	103,000	103,000
Net operating loss carry forwards – Mexico	8,111,000	8,300,000
Stock-based compensation – U.S.	11,000	24,000
Exploration Costs.	122,000	—
Other – U.S.	36,000	35,000
Other – Mexico	38,000	19,000
Total net deferred tax assets	20,187,000	19,834,000
Less: valuation allowance	(20,187,000)	(19,834,000)
Net deferred tax asset	$—	$—

At October 31, 2017, the Company has U.S. net operating loss carry-forwards of approximately $34 million which expire in the years 2018 through 2037.  The Company has U.S net capital loss carry-forwards of approximately $0.3 million which expire in the year 2020.  The Company has approximately $27 million of net operating loss carry-forwards in Mexico which expire in the years 2018 through 2027.

The valuation allowance for deferred tax assets of $20.2 and $19.8 million at October 31, 2017 and 2016, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment, it has determined that the deferred tax assets are not currently realizable.

On December 22, 2017 United States tax legislation was enacted that will reduce the United States corporate tax rate from 35% to 21% effective January 1, 2018.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2017 and 2016, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2017, and accordingly the Company's effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company's principal tax jurisdictions:

United States:	2013 and all following years
Mexico:	2012 and all following years
Canada:	2013 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's financial instruments consist of cash and cash equivalents, accounts payable, stock option liability and warrant derivative liability.
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at October 31, 2017 and 2016 due to the short maturities of these financial instruments.

Derivative liability
The Company classifies warrants on its consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. Dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to fair value the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to fair value the warrants that do have an acceleration feature (Note 12). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

The Company has the following liabilities under the fair value hierarchy:

	October 31, 2017
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$5,194
Warrant derivative liability	$—	$—	$341,717

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations.  To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000.  Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions.  As of October 31, 2017 and 2016, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $578,773 and $1,375,673 respectively, which was not insured by the FDIC or CDIC.  The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico and Gabon.  These accounts are denominated in the local currency and are considered uninsured.  As of October 31, 2017 and 2016, the U.S. dollar equivalent balance for these accounts was $25,408 and $17,010, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions.  The interest rates received on these balances may fluctuate with changes in economic conditions.  Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2017, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $2,661.

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

Litigation and Claims

On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property.  Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative's members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. On January 19, 2015, the case was moved to the Third District Court (of Federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. The Company and the Company's Mexican legal counsel believe that it is unlikely that the court's ruling will be overturned. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The Company and the Company's Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for us, the defendant, acquitting us of all of the plaintiff's claims and demands. The Company did not accrue any amounts in its consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2017	2016
Net loss
Mexico	$(928,000)	$(1,002,000)
Canada	(1,339,000)	(1,218,000)
Gabon	213,000	(15,000)
Net Loss	$(2,054,000)	$(2,235,000)

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2017:

	Canada	Mexico	Total
Cash and cash equivalents	$657,000	$25,000	$682,000
Value-added tax receivable, net	-	157,000	157,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	102,000	15,000	117,000
Office and mining equipment, net	-	209,000	209,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$763,000	$7,469,000	$8,232,000

The following table details allocation of assets included in the accompanying balance sheet at October 31, 2016:

	Canada	Mexico	Total
Cash and cash equivalents	$1,450,000	$17,000	$1,467,000
Value-added tax receivable, net	-	117,000	117,000
Other receivables	3,000	2,000	5,000
Prepaid expenses and deposits	93,000	23,000	116,000
Assets held for sale	-	21,000	21,000
Office and mining equipment, net	-	226,000	226,000
Property concessions	-	5,005,000	5,005,000
Goodwill	-	2,058,000	2,058,000
	$1,546,000	$7,469,000	$9,015,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,
	2017	2016
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(944,000)	$(1,112,000)
Gabon Mitzic	31,000	(15,000)
	$913,000	$(1,127,000)