Form 10-Q
period 2018-01-31
SILVER BULL RESOURCES, INC.
filed 2018-03-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of March 16, 2018, there were 203,105,592 shares of the registrant's $0.01 par value common stock outstanding, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	October 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 13)	$210,570	$681,776
Value-added tax receivable, net of allowance for uncollectible taxes of $89,518 and $67,729 respectively (Note 5)	154,102	156,997
Income tax receivable	2,984	—
Other receivables	5,127	5,245
Prepaid expenses and deposits	127,663	116,836
Total Current Assets	500,446	960,854

Office and mining equipment, net (Note 6)	201,638	208,755
Property concessions (Note 7)	5,019,927	5,004,386
Goodwill (Note 8)	2,058,031	2,058,031
TOTAL ASSETS	$7,780,042	$8,232,026

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$121,561	$138,130
Accrued liabilities and expenses (Note 9)	280,801	313,058
Income tax payable	5,780	4,780
Stock option liability (Note 11)	13,235	5,194
Warrant derivative liability (Note 12)	1,858,741	341,717
Total Current Liabilities	2,280,118	802,879

COMMITMENTS AND CONTINGENCIES (Notes 1 and 14)

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 200,169,342, and 199,259,967 shares issued and outstanding, respectively	2,001,693	1,992,599
Additional paid-in capital	127,877,925	127,679,664
Accumulated deficit	(124,471,942)	(122,335,364)
Other comprehensive income	92,248	92,248
Total Stockholders' Equity	5,499,924	7,429,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,780,042	$8,232,026

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2018	2017

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	174,104	360,197
Depreciation	7,117	7,682
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	181,221	367,879

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	132,297	116,188
Office and administrative	98,966	61,929
Professional services	51,910	41,751
Directors' fees	42,014	34,796
Provision for (recovery of) uncollectible value-added taxes (Note 5)	19,402	(51,170)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	344,589	203,494

LOSS FROM OPERATIONS	(525,810)	(571,373)

OTHER (EXPENSES) INCOME
Interest income	640	508
Interest and finance costs (Note 9)	(949)	(925)
Foreign currency transaction loss	(2,973)	(13,786)
Change in fair value of stock option liability (Note 11)	(8,041)	—
Change in fair value of warrant derivative liability (Note 12)	(1,598,344)	—
Miscellaneous income	225	—
TOTAL OTHER EXPENSES	(1,609,442)	(14,203)

LOSS BEFORE INCOME TAXES	(2,135,252)	(585,576)

INCOME TAX EXPENSE (RECOVERY)	1,326	(2,118)
NET LOSS	(2,136,578)	(583,458)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	—	2,721
COMPREHENSIVE LOSS	$(2,136,578)	$(580,737)
BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 4)	$0.01	$—
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	199,425,252	177,894,967

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows:
- exercise of warrants at a price of Canadian dollar ("$CDN") 0.13 per share less costs of $165 (Note 10)	887,500	8,875	83,821	—	—	92,696
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $55 (Note 10)	21,875	219	1,500	—	—	1,719

Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	79,281	—	—	79,281

Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	2,039	—	—	2,039
Stock option activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	31,620	—	—	31,620
Net loss for the three month period ended January 31, 2018	—	—	—	(2,136,578)	—	(2,136,578)
Balance, January 31, 2018	200,169,342	$2,001,693	$127,877,925	$(124,471,942)	$92,248	$5,499,924

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,136,578)	$(583,458)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,117	7,682
Provision for (recovery of) uncollectible value-added taxes	19,402	(51,170)
Foreign currency transaction (gain) loss	(7,518)	3,362
Change in fair value of warrant derivate liability (Note 12)	1,598,344	—
Change in fair value of stock option liability (Note 11)	8,041	—
Stock options issued for compensation	31,620	16,452
Changes in operating assets and liabilities:
Value-added tax receivable	(11,887)	(38,202)
Income tax receivable	(2,925)	—
Other receivables	163	(3,844)
Prepaid expenses and deposits	(10,995)	19,743
Accounts payable	(17,178)	(45,882)
Accrued liabilities and expenses	(35,395)	(24,752)
Income tax payable	1,000	(2,096)
Net cash used in operating activities	(556,789)	(702,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	(15,541)	—
Net cash used in investing activities	(15,541)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of costs (Note 10)	94,634	—
Net cash provided by financing activities	94,634	—

Effect of exchange rates on cash and cash equivalents	6,490	1,692

Net decrease in cash and cash equivalents	(471,206)	(700,473)

Cash and cash equivalents beginning of period	681,776	1,467,328

Cash and cash equivalents end of period	$210,570	$766,855

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2018	2017

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$1,072	$—
Interest paid	949	$925

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issuance costs included in accounts payable and accrued liability	220	—

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

Going Concern
Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $124,471,942.  Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company's equity securities and warrant exercises as the primary sources of financing to fund the Company's operations.  As of January 31, 2018, the Company had cash and cash equivalents of $210,570. Based on the Company's limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company's existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue one or a combination of the following possible financing and strategic options not limited to: obtaining adequate equity financing (including warrant exercises) and joint venture opportunities on the Sierra Mojada Property (including farmout agreements, exploration and development agreements or similar transactions).  Management has successfully pursued certain of these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION
The Company's interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules of the U.S. Securities and Exchange Commission ("SEC") regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at October 31, 2017 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company's Annual Report on Form 10-K for the year ended October 31, 2017 filed on January 17, 2018, except as follows.
Income Taxes
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2018
Effective November 1, 2017 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

Effective November 1, 2017, the Company adopted the FASB's ASU 2015-17, "Balance Sheet Classification of Deferred Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

NOTE 4 – LOSS PER SHARE
The Company had stock options and warrants outstanding at January 31, 2018 and 2017 that upon exercise were issuable into 38,735,325 and 15,209,686 shares of the Company's common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 5 – VALUE-ADDED TAX RECEIVABLE
Value-added tax ("VAT") receivable relates to VAT paid in Mexico. The Company estimates net VAT of $154,102 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
A summary of the changes in the allowance for uncollectible VAT taxes for the three months ended January 31, 2018 is as follows:
Allowance for uncollectible VAT taxes – October 31, 2017	$67,729
Provision for VAT receivable allowance	19,402
Foreign currency translation adjustment	2,020
Recovery of VAT receivable	367
Allowance for uncollectible VAT taxes – January 31, 2018	$89,518

NOTE 6 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company's office and mining equipment at January 31, 2018 and October 31, 2017, respectively:
	January 31,	October 31,
	2018	2017

Mining equipment	$358,513	$358,513
Vehicles	53,451	53,451
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	759,158	759,158
Less: Accumulated depreciation	(557,520)	(550,403)
Office and mining equipment, net	$201,638	$208,755

NOTE 7 – PROPERTY CONCESSIONS
The following is a summary of the Company's property concessions for the Sierra Mojada Property as at January 31, 2018 and October 31, 2017:
Property concessions –October 31, 2017	$5,004,386
Acquisitions	15,541
Property concessions – January 31, 2018	$5,019,927

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

The following is a summary of the Company's goodwill balance as at January 31, 2018 and October 31, 2017:

Goodwill – January 31, 2018 and October 31, 2017	$2,058,031

NOTE 9 – ACCRUED LIABILITIES AND EXPENSES
The Company financed an insurance premium at an interest rate of 7.99%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $42,000 which is included in accrued liabilities and expenses at January 31, 2018.
NOTE 10 – COMMON STOCK
On March 15, 2018, 1,025,000 warrants to acquire 1,025,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $102,248 ($CDN 133,250).
On March 14, 2018, 250,000 warrants to acquire 250,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $25,108 ($CDN 32,500).
On March 8, 2018, 974,500 warrants to acquire 974,500 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $98,000 ($CDN 126,685).
On February 20, 2018, 8,750 warrants to acquire 8,750 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $693 ($CDN 875).
On February 20, 2018, 250,000 warrants to acquire 250,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $25,749 ($CDN 32,500).
On February 16, 2018, 250,000 warrants to acquire 250,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $25,917 ($CDN 32,500).

On February 13, 2018, 178,000 warrants to acquire 178,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $18,365 ($CDN 23,140).
On January 29, 2018, 21,875 warrants to acquire 21,875 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $1,773 ($CDN 2,188).
On January 22, 2018, 62,500 warrants to acquire 62,500 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $6,522 ($CDN 8,125).
On January 15, 2018, 625,000 warrants to acquire 625,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $65,408 ($CDN 81,250).
On January 8, 2018, 200,000 warrants to acquire 200,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $20,931 ($CDN 26,000).
The Company incurred costs of $220 related to the warrant exercises in the three months ended January 31, 2018.
No shares of common stock were issued during the three months ended January 31, 2017.
NOTE 11 – STOCK OPTIONS
The Company has one stock option plan, the 2010 Stock Option and Stock Bonus Plan, as amended (the "2010 Plan").  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company's stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of two to five years.

No options were granted or exercised during the three months ended January 31, 2018 and January 31, 2017.

The following is a summary of stock option activity for the three months ended January 31, 2018:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2017	12,794,286	$0.16	2.98	$110,622
Expired	(314,286)	0.58
Outstanding at January 31, 2018	12,480,000	$0.16	2.80	$729,277
Exercisable at January 31, 2018	8,305,000	$0.19	2.30	$392,263

The Company recognized stock-based compensation costs for stock options of $31,620 and $16,452 for the three months ended January 31, 2018 and 2017, respectively. As of January 31, 2018, there was $54,128 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.51 years.

Summarized information about stock options outstanding and exercisable at January 31, 2018 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	3.06	$0.06	2,716,666	$0.06
0.10	4,075,000	4.18	0.10	1,358,334	0.10
0.21 – 0.26	2,625,000	1.81	0.25	2,525,000	0.25
0.37	1,705,000	0.40	0.37	1,705,000	0.37
$0.06 – 0.37	12,480,000	2.80	$0.16	8,305,000	$0.19

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company's interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company's stock option liability at January 31, 2018 and October 31, 2017:

Stock option liability at October 31, 2017:	$5,194
Change in fair value of stock option liability	8,041
Stock option liability at January 31, 2018	$13,235

On February 19, 2018, the Company granted options to acquire 350,000 shares of common stock with an exercise price of $CDN 0.205 per share.

 NOTE 12 – WARRANTS
A summary of warrant activity for the three months ended January 31, 2018 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2017	27,164,700	$0.10	1.70	$9,769
Exercised	(909,375)	$0.10
Outstanding and exercisable at January 31, 2018	26,255,325	$0.11	1.44	$1,620,693

Warrants exercised during the three months ended January 31, 2018 and from February 1, 2018 to March 16, 2018 are discussed in Note 10.
The warrants exercised during the three months ended January 31, 2018 had an intrinsic value of $81,231.
No warrants were exercised during the three months ended January 31, 2017.

The Company's warrants with a $CDN exercise price have been recognized as a derivative liability. Summarized information about warrants outstanding and exercisable at January 31, 2018 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	1,237,425	1.44	$0.08
0.11	20,477,500	1.45	0.11
0.13	4,340,000	1.47	0.13
0.17	200,400	0.47	0.17
$0.08 – 0.17	26,255,325	1.44	$0.11

If the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the above $0.13 and $0.17 warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

The following is a summary of the Company's warrant derivative liability at January 31, 2018 and October 31, 2017:

Warrant derivative liability at October 31, 2017:	$341,717
Change in fair value of warrant derivative liability	1,598,344
Reclassification to additional paid-in capital upon exercise of warrants	(81,320)
Warrant derivative liability at January 31, 2018	$1,858,741

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
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at January 31, 2018 and October 31, 2017 due to the short maturities of these financial instruments.
Derivative liability
The Company classifies warrants with a $CDN exercise price on its interim condensed consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. Dollar. The Company has used the Black-Scholes pricing model to determine the fair value of the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to determine the fair value of the warrants that do have an acceleration feature (Note 12). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future.

The Company reclassifies stock options granted to consultants with a $CDN exercise price on its interim condensed consolidated balance sheets upon vesting as a stock option liability which is fair valued at each reporting period subsequent to reclassification as the functional currency of Silver Bull is the U.S. Dollar. The Company has used the Black-Scholes pricing model to fair value these stock options. Determining the appropriate fair-value model and calculating the fair value of these stock options requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of reclassification, and at each subsequent reporting period, is based on the historical volatility of the Company's common stock and adjusted if future volatility is expected to vary from historical experience. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. The expected life of the options is based upon historical and expected future exercise behavior. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

The derivatives are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the interim condensed consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the interim condensed consolidated statement of operations and comprehensive loss each reporting period. These are considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy:

	January 31, 2018
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$13,235
Warrant derivative liability	$—	$—	$1,858,741

Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000, and Canadian dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2018, and October 31, 2017, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $118,730 and $578,773, respectively, which was not insured by the FDIC or CDIC, respectively. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2018, and October 31, 2017, the U.S. dollar equivalent balance for these accounts was $10,579 and $25,408, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2018, a 1% decrease in interest rates would have resulted in a reduction of approximately $640 in interest income for the period.
Foreign Currency Exchange Risk
The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
Litigation and Claims
On May 20, 2014, a cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property.  Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative's members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of Federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. The Company and the Company's Mexican legal counsel believe that it is unlikely that the court's ruling will be overturned. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The Company and the Company's Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff's claims and demands. The Company did not accrue any amounts in its interim condensed consolidated financial statements with respect to this claim.
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
Geographic information is approximately as follows:
	For the Three Months Ended
	January 31,
	2018	2017

Mexico	$(201,000)	$(409,000)
Canada	(1,936,000)	(260,000)
Gabon	-	86,000
Net Loss	$(2,137,000)	$(583,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2018:
	Canada	Mexico	Total
Cash and cash equivalents	$200,000	$10,000	$210,000
Value-added tax receivable, net	-	154,000	154,000
Income tax receivable	-	3,000	3,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	114,000	14,000	128,000
Office and mining equipment, net	-	202,000	202,000
Property concessions	-	5,020,000	5,020,000
Goodwill	-	2,058,000	2,058,000
	$318,000	$7,462,000	$7,780,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$657,000	$25,000	$682,000
Value-added tax receivable, net	-	157,000	157,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	102,000	15,000	117,000
Office and mining equipment, net	-	209,000	209,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$763,000	$7,469,000	$8,232,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.
The following table details the allocation of exploration and property holding costs for the exploration properties:
	For the Three Months Ended January 31,
	2018	2017
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(181,000)	$(402,000)
Gabon Mitzic	-	34,000
	$(181,000)	$(368,000)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
When we use the terms "Silver Bull," "we," "us," or "our," we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under "Glossary of Common Terms" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements we make regarding:
•	The sufficiency of our existing cash resources to enable us to continue our operations for the next 12 months as a going concern;
•	Our ability to undertake a strategic transaction, such as a joint venture, asset divestiture, sale or merger of Silver Bull, or other strategic transaction;
•	Our planned activities at the Sierra Mojada project in 2018, including maintaining our property concessions and drilling activities;

•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant "reserves";
•	Our planned drill program targeting sulphide mineralization targets, including target areas identified by channel sampling;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including without limitation, risks associated with the following:
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
Cautionary Note Regarding Exploration Stage Companies
We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Business Overview
Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. ("Minera Metalin") and Contratistas de Sierra Mojada S.A. de C.V. ("Contratistas"), and through Minera Metalin's wholly-owned subsidiary, Minas de Coahuila SBR S.A. de C.V. ("Minas"). However, as noted above, we have not established any reserves at the Sierra Mojada Property, we are in the exploration stage, and we may never enter the development or production stage.
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.
Current Developments

2018 Warrants Exercised
In January 2018, we raised net proceeds of approximately $95,000 from the exercise of share purchase warrants as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section. Subsequent to January 31, 2018, we raised gross proceeds of approximately $296,000 from the exercise of share purchase warrants as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.
Properties Concessions and Property Concessions Outlook
Sierra Mojada Property
In January 2018, our board of directors approved a calendar-year 2018 budget of $0.7 million for the Sierra Mojada Property. The focus of the 2018 calendar year program is 1,200 meters of underground drilling focused on sulphide targets and maintaining our property concessions. We do not currently have sufficient cash on hand to undertake our proposed budget.
Drilling
During the three months period ended January 31, 2018, we completed a 440 meters of underground drilling to test the continuity along strike and down dip of sulphide zones we have identified.
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
Results of Operations
Three Months Ended January 31, 2018 and January 31, 2017
For the three months ended January 31, 2018, we experienced a net loss of $2,137,000, or approximately $0.01 per share, compared to a net loss of $583,000, or approximately $nil per share, during the comparable period last year. The $1,554,000 increase in net loss was primarily due to a $1,595,000 increase in other expenses which included a $1,598,000 expense from change in fair value of warrant derivative liability, and a $142,000 increase in general and administrative expenses, which was partially offset by a $187,000 decrease in exploration and property holding costs compared to the comparable period last year as described below.
Exploration and Property Holding Costs
Exploration and property holding costs decreased $187,000 to $181,000 for the three months ended January 31, 2018, compared to $368,000 for the comparable period last year. This decrease was the result of underground drilling using our termite drill in the three months ended January 31, 2018 compared to drilling from surface in the comparable period last year.
General and Administrative Costs
We recorded a general and administrative expense of $345,000 for the three months ended January 31, 2018 as compared to $203,000 for the comparable period last year. The $142,000 increase was mainly the result of a $16,000 increase in personnel costs, a $37,000 increase in office and administrative cost, a $10,000 increase in professional services, a $7,000 increase in directors' fees and a $19,000 provision for uncollectible VAT compared to a $51,000 recovery of uncollectible VAT in the comparable period last year as described below.
Personnel costs increased $16,000 to $132,000 for the three months ended January 31, 2018 as compared to $116,000 for the comparable period last year. This increase was mainly due to a $10,000 increase in stock-based compensation expense as a result of stock options vesting in the three months ended January 31, 2018 having a higher fair value than stock options vesting in the comparable period last year.
Office and administrative costs increased $37,000 to $99,000 for the three months ended January 31, 2018 as compared to $62,000 for the same period last year. This increase was mainly due to increased investor relations activities and an increase in the value of $CDN compared to the U.S. dollar in the three months ended January 31, 2018.

Professional fees increased $10,000 to $52,000 for the three months ended January 31, 2018 compared to $42,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees.
Directors' fees increased $7,000 to $42,000 for the three months ended January 31, 2018 as compared to $35,000 for the comparable period last year. This increase was primarily due to a $6,000 increase in stock-based compensation as a result of stock options vesting in the three months ended January 31, 2018 having a higher fair value than stock options vesting in the three months ended January 31, 2017.
We recorded a provision of $19,000 for uncollectible VAT for the three months ended January 31, 2018 as compared to a $51,000 recovery in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Expenses
We recorded other expense of $1,609,000 for the three months ended January 31, 2018 as compared to other expenses of $14,000 for the comparable period last year. The significant factor contributing to other expense in the three months ended January 31, 2018 was a $1,598,000 expense from change in fair value of warrant derivative liability. The $1,598,000 expense from change in fair value of warrant derivative liability was due to an increase in fair value of warrants with a $CDN exercise price from October 31, 2017 to January 31, 2018.

Material Changes in Financial Condition; Liquidity and Capital Resources

2018 Warrants Exercised

In January 2018, 887,500 warrants to acquire 887,500 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $92,861 ($CDN 115,375). In addition, 21,875 warrants to acquire 21,875 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $1,773 ($CDN 2,188). We incurred costs of $220 related to these warrant exercises.

From February 1, 2018 through the date of this filing, 2,927,500 warrants to acquire 2,927,500 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $295,387 ($CDN 380,575). In addition, 8,750 warrants to acquire 8,750 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $693 ($CDN 875).

Cash Flows
During the three months ended January 31, 2018, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the three months ended January 31, 2018, we received net cash proceeds of $95,000 from warrants exercised. As a result of the exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from the warrants exercised, cash and cash equivalents decreased from $682,000 at October 31, 2017 to $211,000 at January 31, 2018.
Cash flows used in operating activities for the three months ended January 31, 2018 was $557,000 as compared to $702,000 for the comparable period in 2017.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property, which was partially offset by the increased general and administrative expenses.
Cash flows used in investing activities for the three months ended January 31, 2018 was $16,000 for the acquisition of property concessions. Cash flows provided by investing activities in the comparable period last year was $nil.
Cash flows provided by financing activities for the three months ended January 31, 2018 was $95,000 as compared to $nil for the comparable period last year. The cash flow provided by financing activities was due to warrants exercised in the three months ended January 31, 2018.

Capital Resources
As of January 31, 2018, we had cash and cash equivalents of $211,000 as compared to cash and cash equivalents of $682,000 as of October 31, 2017. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by warrants exercised.
Since our inception in November 1993, we have not generated revenue and have incurred a deficit of $124,472,000.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as the primary sources of financing to fund our operations.  As of January 31, 2018, we had cash equivalents of $211,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue one or a combination of the following possible financing and strategic options not limited to: obtaining adequate equity financing (including warrant exercises) and joint venture opportunities on the Sierra Mojada Property (including farmout agreements, exploration and development agreements or similar transactions).  Management has successfully pursued certain of these options previously and believes that they alleviate the substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans.
Any future additional financing in the near term will likely be in the form of an issuance of equity securities, which will result in dilution to our existing shareholders.  Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our limited cash and cash equivalents is depleted.
Capital Requirements and Liquidity; Need for Additional Funding
Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property as discussed below. As noted above, however, if we are unable to obtain adequate additional financial resources, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern.
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2018, our Board approved a calendar year 2018 budget of $0.7 million for the Sierra Mojada Property and a $1.0 million budget for general and administration expense. As of March 16, 2018, we had approximately $0.3 million in cash and cash equivalents. We do not currently have sufficient cash on hand to undertake our proposed budget. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable.  However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Equity financing may not be available to us on acceptable terms, if at all.  Equity financing, if available, will likely result in substantial dilution to existing shareholders.  Moreover, the continued exploration and if warranted, development, of the Sierra Mojada Property ultimately will require us to raise significant additional capital or identify a strategic partner.
We continue to pursue efforts to achieve a strategic transaction.  These efforts may result in a joint venture with a third party with respect to the Sierra Mojada Property (such as a farmout agreement, exploration and development agreement, or similar transaction), asset divestiture, sale or merger of Silver Bull, or some other strategic transaction.  However, there is no assurance that we will be successful pursuing these strategic options.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.
Critical Accounting Policies
The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2017 filed on January 17, 2018.
Income Taxes
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2018
Effective November 1, 2017 we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2017, we adopted the FASB's ASU 2015-17, "Balance Sheet Classification of Deferred Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2018.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended January 31, 2018, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.  RISK FACTORS.
There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2017.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
In January, February and March, 2018, 3,815,000 warrants to acquire 3,815,000 shares of common stock were exercised by participants in the Company's private placement in July 2017 at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $388,248 ($CDN 495,950). On January 29 and February 20, 2018, 30,625 warrants to acquire 30,625 shares of common stock were exercised by participants in the Company's private placement in July 2017 at an exercise price of $CDN 0.10 per common stock for aggregate gross proceeds of $2,466 ($CDN 3,063). The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of issuance of issuance common stock on the exercise of warrants.

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

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of Stockholders' Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: March 16, 2018	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2018	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)