Form 10-Q
period 2018-06-12
SILVER BULL RESOURCES, INC.
filed 2018-06-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of June 13, 2018, there were 205,726,342 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2018	October 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 13)	$246,573	$681,776
Value-added tax receivable, net of allowance for uncollectible taxes of $94,756 and $67,729 respectively (Note 5)	165,058	156,997
Other receivables	12,689	5,245
Prepaid expenses and deposits	85,677	116,836
Total Current Assets	509,997	960,854

Office and mining equipment, net (Note 6)	194,875	208,755
Property concessions (Note 7)	5,019,927	5,004,386
Goodwill (Note 8)	2,058,031	2,058,031
TOTAL ASSETS	$7,782,830	$8,232,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$175,951	$138,130
Accrued liabilities and expenses (Note 9)	220,938	313,058
Income tax payable	2,000	4,780
Stock option liability (Note 11)	31,917	5,194
Warrant derivative liability (Note 12)	1,263,313	341,717
Total Current Liabilities	1,694,119	802,879

COMMITMENTS AND CONTINGENCIES (Notes 1 and 14)

STOCKHOLDERS’ EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 204,739,342, and 199,259,967 shares issued and outstanding, respectively	2,047,393	1,992,599
Additional paid-in capital	128,614,759	127,679,664
Accumulated deficit	(124,665,689)	(122,335,364)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	6,088,711	7,429,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,782,830	$8,232,026

Subsequent event (Note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	102,536	196,578	276,640	556,775
Depreciation	6,763	12,981	13,880	20,663
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	109,299	209,559	290,520	577,438

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	113,045	155,546	245,342	271,734
Office and administrative	139,123	107,248	238,089	169,177
Professional services	88,289	79,454	140,199	121,205
Directors’ fees	38,440	59,181	80,454	93,977
Provision for (recovery of) uncollectible value-added taxes (Note 5)	5,800	1,204	25,202	(49,966)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	384,697	402,633	729,286	606,127

LOSS FROM OPERATIONS	(493,996)	(612,192)	(1,019,806)	(1,183,565)

OTHER INCOME (EXPENSES)
Interest income	129	1,396	769	1,904
Interest and finance costs (Note 9)	(690)	(663)	(1,639)	(1,588)
Foreign currency transaction gain (loss)	5,572	9,176	2,599	(4,610)
Change in fair value of stock option liability (Note 11)	2,249	—	(5,792)	—
Change in fair value of warrant derivative liability (Note 12)	293,225	—	(1,305,119)	—
Miscellaneous income	—	5,417	225	5,417
TOTAL OTHER INCOME (EXPENSES)	300,485	15,326	(1,308,957)	1,123

LOSS BEFORE INCOME TAXES	(193,511)	(596,866)	(2,328,763)	(1,182,442)

INCOME TAX EXPENSE	236	2,237	1,562	119

NET LOSS	(193,747)	(599,103)	(2,330,325)	(1,182,561)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	—	—	—	2,721
COMPREHENSIVE LOSS	$(193,747)	$(599,103)	$(2,330,325)	$(1,179,840)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$—	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 4)	202,514,499	177,894,967	200,944,274	177,894,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows: - exercise of warrants at a price of Canadian dollar (“$CDN”) 0.13 per share less costs of $750 (Note 10)	5,440,000	54,400	497,352	—	—	551,752
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $165 (Note 10)	39,375	394	2,586	—	—	2,980

Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	379,908	—	—	379,908

Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	3,615	—	—	3,615

Stock option activity as follows: - Stock-based compensation for options issued to officers, employees and consultants	—	—	51,634	—	—	51,634
Net loss for the six month period ended April 30, 2018	—	—	—	(2,330,325)	—	(2,330,325)
Balance, April 30, 2018	204,739,342	$2,047,393	$128,614,759	$(124,665,689)	$92,248	$6,088,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,330,325)	$(1,182,561)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,880	20,663
Provision for (recovery of) uncollectible value-added taxes	25,202	(49,966)
Foreign currency transaction (gain) loss	(2,411)	8,348
Change in fair value of warrant derivative liability (Note 12)	1,305,119	—
Change in fair value of stock option liability (Note 11)	5,792	—
Stock options issued for compensation	72,565	98,758
Changes in operating assets and liabilities:
Value-added tax receivable	(28,986)	(44,766)
Other receivables	(7,401)	(8,326)
Prepaid expenses and deposits	30,848	51,506
Accounts payable	37,135	115,135
Accrued liabilities and expenses	(95,273)	(119,990)
Income tax payable	(2,780)	(8,024)
Net cash used in operating activities	(976,635)	(1,119,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	(15,541)	—
Net cash used in investing activities	(15,541)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants, net of costs (Note 10)	555,207	—
Net cash provided by financing activities	555,207	—

Effect of exchange rates on cash and cash equivalents	1,766	(2,022)

Net decrease in cash and cash equivalents	(435,203)	(1,121,245)

Cash and cash equivalents beginning of period	681,776	1,467,328

Cash and cash equivalents end of period	$246,573	$346,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2018	2017

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,599	$8,009
Interest paid	1,639	$1,588

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issuance costs included in accounts payable and accrued liability	475	—

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

The Company engages in the business of mineral exploration.  The Company currently owns a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”).  The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and through Minera Metalin’s wholly-owned subsidiary Minas de Coahuila SBR S.A. de C.V. (“Minas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company, was merged with and into Dome Ventures Corporation (“Dome”).  As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria. On May 15, 2017, the Company liquidated the Company’s Gabonese subsidiary, African Resources SARL Gabon (“African Resources”).

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

Going Concern
Since its inception in November 1993, the Company has not generated revenue and has incurred a deficit of $124,665,689.  Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations.  As of April 30, 2018, the Company had cash and cash equivalents of $246,573. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining adequate equity financing (including warrant exercises). Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION
The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at October 31, 2017 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017.
The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017 filed on January 17, 2018, except as follows.
Income Taxes
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2018
Effective November 1, 2017 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Effective November 1, 2017, the Company adopted the FASB’s ASU 2015-17, “Balance Sheet Classification of Deferred Income Taxes (Topic 740),” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” to become effective for the Company’s fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

NOTE 4 – LOSS PER SHARE
The Company had stock options and warrants outstanding at April 30, 2018 and 2017 that upon exercise were issuable into 34,515,325 and 19,054,686 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 5 – VALUE-ADDED TAX RECEIVABLE
Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $165,058 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2018 is as follows:
Allowance for uncollectible VAT – October 31, 2017	$67,729
Provision for VAT receivable allowance	25,202
Foreign currency translation adjustment	1,851
Write-off of VAT receivable	(26)
Allowance for uncollectible VAT – April 30, 2018	$94,756

NOTE 6 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company’s office and mining equipment at April 30, 2018 and October 31, 2017, respectively:
	April 30,	October 31,
	2018	2017

Mining equipment	$358,513	$358,513
Vehicles	53,451	53,451
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	759,158	759,158
Less: Accumulated depreciation	(564,283)	(550,403)
Office and mining equipment, net	$194,875	$208,755

NOTE 7 – PROPERTY CONCESSIONS
The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2018 and October 31, 2017:
Property concessions – October 31, 2017	$5,004,386
Acquisitions	15,541
Property concessions – April 30, 2018	$5,019,927

NOTE 8 – GOODWILL
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired.  On April 30, 2018, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2018 and October 31, 2017:

Goodwill – April 30, 2018 and October 31, 2017	$2,058,031

NOTE 9 – ACCRUED LIABILITIES AND EXPENSES
The Company financed an insurance premium at an interest rate of 7.99%. The insurance premium finance agreement has a maturity of less than one year and has a balance of $21,000 which is included in accrued liabilities and expenses at April 30, 2018.

NOTE 10 – COMMON STOCK
On June 6, 2018, 43,750 warrants to acquire 43,750 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $3,388 ($CDN 4,375).
On May 28, 2018, 292,250 warrants to acquire 292,250 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $22,479 ($CDN 29,225).
On May 7, 2018, 125,000 warrants to acquire 125,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $12,632 ($CDN 16,250).
On May 7, 2018, 526,000 warrants to acquire 526,000 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $40,889 ($CDN 52,600).
On April 4, 2018, 625,000 warrants to acquire 625,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $63,432 ($CDN 81,250).
On March 29, 2018, 1,000,000 warrants to acquire 1,000,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $100,822 ($CDN 130,000).
On March 28, 2018, 8,750 warrants to acquire 8,750 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $678 ($CDN 875).
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
The Company incurred costs of $915 related to the warrant exercises in the six months ended April 30, 2018.
No shares of common stock were issued during the six months ended April 30, 2017.

NOTE 11 – STOCK OPTIONS
The Company has one stock option plan, the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”).  Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of five years.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2018 and 2017 are as follows:

	Six Months Ended April 30,
Options	2018	2017

Expected volatility	40%	78% – 87%
Risk-free interest rate	1.94%	1.35% – 1.56%
Dividend yield	—	—
Expected term (in years)	5.0	2.50 – 3.50

During the six months ended April 30, 2018, the Company granted options that vested immediately to acquire 350,000 shares of common stock to a consultant with a weighted-average grant-date fair value of $0.06 per share and an exercise price of Canadian dollar (“$CDN”) 0.215 per share. No options were exercised during the six months ended April 30, 2018.

During the six months ended April 30, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of $CDN 0.125 per share. No options were exercised during the six months ended April 30, 2017.

The following is a summary of stock option activity for the six months ended April 30, 2018:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2017	12,794,286	$0.16	2.98	$110,622
Granted	350,000	0.17
Expired	(314,286)	0.58
Outstanding at April 30, 2018	12,830,000	$0.15	2.62	$634,933
Exercisable at April 30, 2018	11,471,666	$0.16	2.46	$555,566

The Company recognized stock-based compensation costs for stock options of $72,565 and $98,758 for the six months ended April 30, 2018 and 2017, respectively. As of April 30, 2018, there was $32,320 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.49 years.

Summarized information about stock options outstanding and exercisable at April 30, 2018 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	2.82	$0.06	4,075,000	$0.06
0.10 – 0.17	4,425,000	4.00	0.10	3,066,666	0.11
0.20 – 0.26	2,625,000	1.56	0.25	2,625,000	0.25
0.37	1,705,000	0.15	0.37	1,705,000	0.37
$0.06 – 0.37	12,830,000	2.62	$0.15	11,471,666	$0.16

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company’s interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company’s stock option liability at April 30, 2018 and October 31, 2017:

Stock option liability at October 31, 2017:	$5,194
Grant of vested $CDN stock option to consultant	20,931
Change in fair value of stock option liability	5,792
Stock option liability at April 30, 2018	$31,917

 NOTE 12 – WARRANTS
A summary of warrant activity for the six months ended April 30, 2018 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2017	27,164,700	$0.10	1.70	$9,769
Exercised	(5,479,375)	$0.10
Outstanding and exercisable at April 30, 2018	21,685,325	$0.10	1.20	$1,098,739

Warrants exercised during the six months ended April 30, 2018 and from May 1, 2018 to June 13, 2018 are discussed in Note 10.
The warrants exercised during the six months ended April 30, 2018 had an intrinsic value of $383,523.
No warrants were issued or exercised during the six months ended April 30, 2017.

Summarized information about warrants outstanding and exercisable at April 30, 2018 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	1,219,925	1.19	$0.08
0.10	15,925,000	1.20	0.10
0.12	4,340,000	1.22	0.12
0.16	200,400	0.22	0.16
$0.08 – 0.16	21,685,325	1.20	$0.10

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

The Company’s warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at April 30, 2018 and October 31, 2017:

Warrant derivative liability at October 31, 2017:	$341,717
Change in fair value of warrant derivative liability	1,305,119
Reclassification to additional paid-in capital upon exercise of warrants	(383,523)
Warrant derivative liability at April 30, 2018	$1,263,313

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
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at April 30, 2018 and October 31, 2017 due to the short maturities of these financial instruments.
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

The Company reclassifies stock options granted to consultants with a $CDN exercise price on its interim condensed consolidated balance sheets upon vesting as a stock option liability which is fair valued at each reporting period subsequent to reclassification as the functional currency of Silver Bull is the U.S. Dollar. The Company has used the Black-Scholes pricing model to fair value these stock options. Determining the appropriate fair-value model and calculating the fair value of these stock options requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of reclassification, and at each subsequent reporting period, is based on the historical volatility of the Company’s common stock and adjusted if future volatility is expected to vary from historical experience. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. The expected life of the options is based upon historical and expected future exercise behavior. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

The Company has the following liabilities under the fair value hierarchy:

	April 30, 2018
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$31,917
Warrant derivative liability	$—	$—	$1,263,313

Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000, and Canadian dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2018, and October 31, 2017, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions included $157,303 and $578,773, respectively, which was not insured by the FDIC or CDIC, respectively. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2018, and October 31, 2017, the U.S. dollar equivalent balance for these accounts was $11,177 and $25,408, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2018, a 1% decrease in interest rates would have resulted in a reduction of approximately $769 in interest income for the period.
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
Litigation and Claims
On May 20, 2014, a cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property.  Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of Federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. The Company did not accrue any amounts in its interim condensed consolidated financial statements with respect to this claim.

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
Geographic information is approximately as follows:
	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Mexico	$(117,000)	$(198,000)	$(318,000)	$(606,000)
Canada	(77,000)	(401,000)	(2,012,000)	(663,000)
Gabon	-	-	-	86,000
Net Loss	$(194,000)	$(599,000)	$(2,330,000)	$(1,183,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2018:
	Canada	Mexico	Total
Cash and cash equivalents	$235,000	$11,000	$246,000
Value-added tax receivable, net	-	165,000	165,000
Other receivables	11,000	2,000	13,000
Prepaid expenses and deposits	72,000	14,000	86,000
Office and mining equipment, net	-	195,000	195,000
Property concessions	-	5,020,000	5,020,000
Goodwill	-	2,058,000	2,058,000
	$318,000	$7,465,000	$7,783,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$657,000	$25,000	$682,000
Value-added tax receivable, net	-	157,000	157,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	102,000	15,000	117,000
Office and mining equipment, net	-	209,000	209,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$763,000	$7,469,000	$8,232,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Exploration and property holding (costs) recovery for the period
Mexico Sierra Mojada	$(109,000)	$(210,000)	$(291,000)	$(611,000)
Gabon Mitzic	-	-	-	34,000
	$(109,000)	$(210,000)	$(291,000)	$(577,000)

NOTE 16 – SUBSEQUENT EVENTS
On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby the Company granted South32 an option to purchase 70% of the equity of Minera Metalin (the “Option”) and oversee the mineral exploration of Minera Metalin’s Sierra Mojada Property located in Coahuila, Mexico (the “Project”). The Option Agreement provides that, upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to maintain its Option, South32 must contribute to Minera Metalin a minimum of $10 million in tranches over the first four years including aggregate amounts of $3 million, $6 million, $8 million and $10 million by the end of years one, two, three, and four of the Option for Project funding (the “Initial Funding”). South32 may exercise the Option at any time by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. Once the full amount of the Subscription Payment is advanced by South32 and the Option is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Project during the four-year option period, the Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company.
The foregoing description of the Option Agreement is qualified in its entirety by Exhibit 10.1 to that certain Form 8-K filed by the Company with the Securities and Exchange Commission on June 7, 2018, which is incorporated herein by reference as Exhibit 10.1.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including without limitation, risks associated with the following:
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
Cautionary Note Regarding Exploration Stage Companies
We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See the section titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

South32 Agreement
On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby we granted South32 an option to purchase 70% of the equity of Minera Metalin (the “Option”) and oversee the mineral exploration of Minera Metalin’s Sierra Mojada Property located in Coahuila, Mexico (the “Project”). The Option Agreement provides that, upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to maintain its Option, South32 must contribute to Minera Metalin a minimum of $10 million in tranches over the first four years including aggregate amounts of $3 million, $6 million, $8 million and $10 million by the end of years one, two, three, and four of the Option for Project funding (the “Initial Funding”). South32 may exercise the Option at any time by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. Once the full amount of the Subscription Payment is advanced by South32 and the Option is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Project during the four-year option period, the Project will remain 100% owned by us. The exploration program will be initially managed by us.
Pursuant to the terms of the agreement, South32 will provide us with approximately $3 million to fund exploration activities, such as a regional airborne electromagnetic survey and a targeted drilling program on the Sierra Mojada Property, for the next 12 months.
The foregoing description of the Option Agreement is qualified in its entirety by Exhibit 10.1 to that certain Form 8-K filed by the Company with the Securities and Exchange Commission on June 7, 2018, which is incorporated herein by reference as Exhibit 10.1.
2018 Warrants Exercised
During the six months ended April 30, 2018, we raised net proceeds of approximately $555,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section. Subsequent to April 30, 2018, we raised gross proceeds of approximately $79,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.
Property Concessions and Outlook
Sierra Mojada Property
In January 2018, our board of directors approved a calendar-year 2018 budget of $655,000 for the Sierra Mojada Property. As a result of the Option Agreement, our board approved an updated budget for the Sierra Mojada Property in June 2018 for expenditures that are not expected to be covered by the Option Agreement of $28,000 for the period from June 2018 to December 2018.
Drilling
During the six months period ended April 30, 2018, we completed 440 meters of underground drilling to test the continuity along strike and down dip of sulphide zones we have identified.

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
Results of Operations
Three Months Ended April 30, 2018 and April 30, 2017
For the three months ended April 30, 2018, we experienced a net loss of $194,000, or approximately $nil per share, compared to a net loss of $599,000, or approximately $nil per share, during the comparable period last year. The $405,000 decrease in net loss was primarily due to a $101,000 decrease in exploration and property holding costs, a $18,000 decrease in general and administrative expenses and a $285,000 increase in other income compared to the comparable period last year as described below.
Exploration and Property Holding Expenses
Exploration and property holding expenses decreased $101,000 to $109,000 for the three months ended April 30, 2018, compared to $210,000 for the comparable period last year. This decrease was the result of no drilling in the three months ended April 30, 2018.

General and Administrative Expenses
We recorded a general and administrative expense of $385,000 for the three months ended April 30, 2018 as compared to $403,000 for the comparable period last year. The $18,000 decrease was mainly the result of a $43,000 decrease in personnel costs, a $21,000 decrease in directors’ fees which was partially offset by a $32,000 increase in office and administrative cost, a $9,000 increase in professional services and a $5,000 increase in provision for uncollectible VAT as described below.
Personnel costs decreased $43,000 to $113,000 for the three months ended April 30, 2018 as compared to $156,000 for the comparable period last year. This decrease was mainly due to the decrease in the value of the Canadian dollar (“$CDN”) compared to the U.S. dollar and the decrease in stock-based compensation expense to $12,000 in the three months ended April 30, 2018 from $47,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2018 having a lower fair value than stock options vesting in the comparable period last year.
Office and administrative costs increased $32,000 to $139,000 for the three months ended April 30, 2018 as compared to $107,000 for the same period last year. This increase was mainly due to an increase in investor relations activities, which is partially offset by a decrease in travel costs.
Professional fees increased $9,000 to $88,000 for the three months ended April 30, 2018 compared to $79,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees, which is partially offset by a decrease in legal fees.
Directors’ fees decreased $21,000 to $38,000 for the three months ended April 30, 2018 as compared to $59,000 for the comparable period last year. This decrease was primarily due to the decrease in stock-based compensation expense to $7,000 in the three months ended April 30, 2018 from $29,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2018 having a lower fair value than stock options vesting in the comparable period last year.
We recorded a $6,000 provision of uncollectible VAT for the three months ended April 30, 2018 as compared to a $1,000 provision of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Expenses
We recorded other income of $300,000 for the three months ended April 30, 2018 as compared to other income of $15,000 for the comparable period last year. The significant factor contributing to other income in the three months ended April 30, 2018 was a $293,000 income from change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from February 1, 2017 to April 30, 2018.

 Six Months Ended April 30, 2018 and April 30, 2017

For the six months ended April 30, 2018, we experienced a net loss of $2,330,000, or approximately $0.01 per share, compared to a net loss of $1,183,000, or approximately $0.01 per share, during the comparable period last year. The $1,147,000 increase in net loss was primarily due to a $1,310,000 increase in other expenses which included a $1,305,000 expense from change in fair value of warrant derivative liability, and a $123,000 increase in general and administrative expenses, which was partially offset by a $286,000 decrease in exploration and property holding costs compared to the comparable period last year as described below.

Exploration and Property Holding Expenses

Exploration and property holding expenses decreased $286,000 to $291,000 for the six months ended April 30, 2018, compared to $577,000 for the comparable period last year. This decrease was the result of reduced drilling and underground drilling using our termite drill in the six months ended April 30, 2018 compared to drilling from surface in the comparable period last year.

General and Administrative Expenses

We recorded a general and administrative expense of $729,000 for the six months ended April 30, 2018 as compared to $606,000 for the comparable period last year. The $123,000 increase was mainly the result of a $69,000 increase in office and administrative cost, a $19,000 increase in professional services, a $25,000 provision for uncollectible VAT compared to a $50,000 recovery of uncollectible VAT in the comparable period last year, which was partially offset by  a $27,000 decrease in personnel costs and a $14,000 decrease in directors’ fees as described below.

Personnel costs decreased $27,000 to $245,000 for the six months ended April 30, 2018 as compared to $272,000 for the same period last year. This decrease was mainly due to the decrease in stock-based compensation expense to $30,000 in the six months ended April 30, 2018 from $54,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2018 having a lower fair value than stock options vesting in the comparable period last year.
Office and administrative expenses increased $69,000 to $238,000 for the six months ended April 30, 2017 as compared to $169,000 for the comparable period last year. This increase was mainly due to an increase in investor relations activities.

Professional fees increased $19,000 to $140,000 for the six months ended April 30, 2018 compared to $121,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees.
Directors’ fees decreased $14,000 to $80,000 for the six months ended April 30, 2018 as compared to $94,000 for the comparable period last year. This decrease was primarily due to a decrease in stock-based compensation expense to $18,000 in the six months ended April 30, 2018 from $34,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2018 having a lower fair value than stock options vesting in the comparable period last year.
We recorded a $25,000 provision for uncollectible VAT for the six months ended April 30, 2018 as compared to a $50,000 recovery of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Expenses

We recorded other expense of $1,309,000 for the six months ended April 30, 2018 as compared to other income of $1,000 for the comparable period last year. The significant factor contributing to other expense in the six months ended April 30, 2018 was a $1,305,000 expense from change in fair value of warrant derivative liability due to an increase in fair value of warrants with a $CDN exercise price from October 31, 2017 to April 30, 2018.

Material Changes in Financial Condition; Liquidity and Capital Resources

2018 Warrants Exercised

During the six months ended April 30, 2018, 5,440,000 warrants to acquire 5,440,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $552,502 ($CDN 707,200). In addition, 39,375 warrants to acquire 39,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $3,145 ($CDN 3,938). We incurred costs of $915 related to these warrant exercises.

From May 1, 2018 through the date of this filing, 125,000 warrants to acquire 125,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $12,632 ($CDN 16,250). In addition, 862,000 warrants to acquire 862,000 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $66,756 ($CDN 86,200).

Cash Flows
During the six months ended April 30, 2018, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the six months ended April 30, 2018, we received net cash proceeds of $555,000 from warrants exercised. As a result of the exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from the warrants exercised, cash and cash equivalents decreased from $682,000 at October 31, 2017 to $247,000 at April 30, 2018.
Cash flows used in operating activities for the six months ended April 30, 2018 was $977,000 as compared to $1,119,000 for the comparable period in 2017.  This decrease was mainly due to the decreased exploration work at the Sierra Mojada Property, which was partially offset by the increased general and administrative expenses.
Cash flows used in investing activities for the six months ended April 30, 2018 was $16,000 for the acquisition of property concessions. Cash flows provided by investing activities in the comparable period last year was $nil.
Cash flows provided by financing activities for the six months ended April 30, 2018 was $555,000 as compared to $nil for the comparable period last year. The cash flow provided by financing activities was due to warrants exercised in the six months ended April 30, 2018.
Capital Resources
As of April 30, 2018, we had cash and cash equivalents of $247,000 as compared to cash and cash equivalents of $682,000 as of October 31, 2017. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by warrants exercised.
Since our inception in November 1993, we have not generated revenue and have incurred a deficit of $124,665,689.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as the primary sources of financing to fund our operations.  As of April 30, 2018, we had cash and cash equivalents of approximately $247,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining adequate equity financing (including warrant exercises). Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans.
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
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2018, our Board approved a calendar year 2018 budget of $655,000 for the Sierra Mojada Property and a $1,033,000 budget for general and administrative expenses. As a result of the Option Agreement, our board approved an updated budget for the Sierra Mojada Property in June 2018 for expenditures that are not expected to be covered by the Option Agreement of $28,000 for the period from June 2018 to December 2018. As of May 31, 2018, we had approximately $230,000 in cash and cash equivalents. We do not currently have sufficient cash on hand to undertake our proposed general and administrative expense budget. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable.  However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Equity financing may not be available to us on acceptable terms, if at all.  Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the exploration and, if warranted, possible future development of the Sierra Mojada Property requires us to work with a strategic partner. For information about our current strategic partnership with South32 see Note 16 – Subsequent Events to our financial statements. We will continue to consider other ways in which to raise additional capital for exploration and, if warranted, possible future development of the Sierra Mojada Property, including other strategic transactions.

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
Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2018
Effective November 1, 2017 we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2017, we adopted the FASB’s ASU 2015-17, “Balance Sheet Classification of Deferred Income Taxes (Topic 740),” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” to become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 4.   CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2018.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended April 30, 2018, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.   RISK FACTORS.
Those interested in investing in the Company should carefully consider the following risk factors pertaining to Silver Bull as well as the risks and uncertainties that are described in the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q:
If South32 exercises its option to purchase 70% of the equity of Minera Metalin, we will no longer control the development of the Sierra Mojada project.

On June 1, 2018, we entered into an Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby we granted South32 an option (the “Option”) to purchase 70% of the equity of our subsidiary, Minera Metalin S.A. de C.V. (“Minera Metalin”) and oversee the mineral exploration of Minera Metalin’s Sierra Mojada project located in Coahuila, Mexico (the “Project”). If South32 exercises the Option, then we will no longer control the development of the Project.  South32 would have the ability to control the timing and pace of future development, and their decisions may not be in the best interests of the Company and its shareholders.
If South32 were to exercise its option to purchase 70% of the equity of Minera Metalin, we will be required to contribute 30% of subsequent funding toward development of the Project, and we do not currently have sufficient funds to do so.

If South32 exercises their option to purchase 70% of the equity of Minera Metalin, under the terms of the Option Agreement we will retain a 30% ownership in Minera Metalin and be obligated to contribute 30% of subsequent funding toward the development of the Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the six months ended April 30, 2018, 5,440,000 warrants to acquire 5,440,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $552,502 ($CDN 707,200). In addition, 39,375 warrants to acquire 39,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $3,145 ($CDN 3,938). We incurred costs of $915 related to these warrant exercises.

From May 1, 2018 through the date of this filing, 125,000 warrants to acquire 125,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $12,632 ($CDN 16,250). In addition, 862,000 warrants to acquire 862,000 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $66,756 ($CDN 86,200).

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
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.   MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.   OTHER INFORMATION.
None.

ITEM 6.   EXHIBITS.
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

10.1	Option Agreement, by and among Silver Bull Resources, Inc., Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018).	8-K	06/07/2018	10.1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2018, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SILVER BULL RESOURCES, INC.

Dated: June 13, 2018	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 13, 2018	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)