Form 10-Q
period 2018-07-31
SILVER BULL RESOURCES, INC.
filed 2018-09-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☑

As of September 13, 2018, there were 234,868,214 shares of the registrant's $0.01 par value common stock outstanding, the registrant's only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	October 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Notes 4 and 13)	$3,329,133	$681,776
Value-added tax receivable, net of allowance for uncollectible taxes of $99,631 and $67,729 respectively (Note 6)	175,002	156,997
Other receivables	17,088	5,245
Prepaid expenses and deposits	428,687	116,836
Total Current Assets	3,949,910	960,854

Office and mining equipment, net (Note 7)	188,254	208,755
Property concessions (Note 8)	5,019,927	5,004,386
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$11,216,122	$8,232,026

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$513,634	$138,130
Accrued liabilities and expenses	342,908	313,058
Income tax payable	3,000	4,780
Stock option liability (Note 11)	15,495	5,194
Warrant derivative liability (Note 12)	534,728	341,717
Total Current Liabilities	1,409,765	802,879

COMMITMENTS AND CONTINGENCIES (Notes 1 and 14)

STOCKHOLDERS' EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 227,502,659, and 199,259,967 shares issued and outstanding, respectively	2,275,026	1,992,599
Additional paid-in capital	132,009,924	127,679,664
Common stock subscription	20,222	—
Accumulated deficit	(124,591,063)	(122,335,364)
Other comprehensive income	92,248	92,248
Total Stockholders' Equity	9,806,357	7,429,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,216,122	$8,232,026

Subsequent event (Note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	204,474	117,231	481,114	674,006
Depreciation	6,621	7,384	20,501	28,047
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	211,095	124,615	501,615	702,053

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	112,814	119,165	358,156	390,899
Office and administrative	206,744	109,051	444,833	278,228
Professional services	34,346	23,257	174,545	144,462
Directors' fees	33,941	41,044	114,395	135,021
Provision for (recovery of) uncollectible value-added taxes (Note 6)	4,222	(32,857)	29,424	(82,823)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	392,067	259,660	1,121,353	865,787

LOSS FROM OPERATIONS	(603,162)	(384,275)	(1,622,968)	(1,567,840)

OTHER INCOME (EXPENSES)
Interest income	1,299	870	2,068	2,774
Interest and finance costs	(690)	(664)	(2,329)	(2,252)
Foreign currency transaction (loss) gain	(3,166)	12,697	(567)	8,087
Change in fair value of stock option liability (Note 11)	16,422	9,322	10,630	9,322
Change in fair value of warrant derivative liability (Note 12)	664,923	65,587	(640,196)	65,587
Gain on liquidation of subsidiary (Note 1)	—	129,781	—	129,781
Warrant issuance costs (Note 9)	—	(24,054)	—	(24,054)
Miscellaneous income	—	—	225	5,417
TOTAL OTHER INCOME (EXPENSES)	678,788	193,539	(630,169)	194,662

IMCOME (LOSS) BEFORE INCOME TAXES	75,626	(190,736)	(2,253,137)	(1,373,178)

INCOME TAX EXPENSE	1,000	1,509	2,562	1,628

NET INCOME (LOSS)	74,626	(192,245)	(2,255,699)	(1,374,806)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	—	(354)	—	2,367
Realized foreign currency translation gain on liquidation of subsidiary	—	(129,427)	—	(129,427)
COMPREHENSIVE INCOME (LOSS)	$74,626	(322,026)	$(2,255,699)	(1,501,866)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$—	$—	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
-Basic	206,990,463	182,058,445	202,981,818	179,298,044
-Diluted	211,706,716	182,058,445	202,981,818	179,298,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional	Common		Other
	Number of Shares	Amount	Paid-in Capital	Stock Subscription	Accumulated Deficit	Comprehensive Income	Total
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$—	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows:
- for cash at a price of $0.13 per unit with attached warrants less offering costs of $302,167 (Note 10)	21,776,317	217,763	2,310,991	—	—	—	2,528,754
- exercise of warrants at a price of Canadian dollar ("$CDN") 0.13 per share less costs of $795 (Note 10)	5,565,000	55,650	508,689	—	—	—	564,339
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $333 (Note 10)	901,375	9,014	60,556	—	—	—	69,570
Common stock subscription (Note 10)	—	—	—	20,222	—	—	20,222
Earn-In option agreement (Note 4)	—	—	922,783	—	—	—	922,783
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	385,738	—	—	—	385,738
Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	61,447	—	—	—	61,447
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	58,083	—	—	—	58,083
- fair value of warrants issued to agents in connection with the $0.13 per share private placement (Notes 10 and 12)	—	—	21,973	—	—	—	21,973
Net loss for the nine month period ended July 31, 2018	—	—	—	____—	(2,255,699)	—	(2,255,699)
Balance, July 31, 2018	227,502,659	$2,275,026	$132,009,924	$20,022	$(124,591,063)	$92,248	$9,806,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,255,699)	$(1,374,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,501	28,047
Provision for (recovery of) uncollectible value-added taxes	29,424	(82,823)
Foreign currency transaction loss (gain)	17,652	(29,567)
Change in fair value of warrant derivative liability (Note 12)	640,196	(65,587)
Change in fair value of stock option liability (Note 11)	(10,630)	(9,322)
Stock options issued for compensation (Note 11)	79,014	117,953
Warrant issuance costs (Note 10)	—	24,054
Gain on liquidation of subsidiary (Note 1)	—	(129,781)
Changes in operating assets and liabilities:
Value-added tax receivable	(42,173)	(12,268)
Other receivables	(11,795)	(1,133)
Prepaid expenses and deposits	(329,140)	76,181
Accounts payable	352,414	17,882
Accrued liabilities and expenses	(52,293)	(118,009)
Income tax payable	(1,780)	(7,240)
Net cash used in operating activities	(1,564,309)	(1,566,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	(15,541)	—
Net cash used in investing activities	(15,541)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	922,783	—
Common stock subscription (Note 10)	20,222	—
Proceeds from exercise of warrants, net of costs (Note 10)	633,908	—
Proceeds from issuance of common stock and warrants, net of offering costs (Note 10)	2,651,555	1,057,907
Net cash provided by financing activities	4,228,468	1,057,907

Effect of exchange rates on cash and cash equivalents	(1,261)	43,134

Net increase (decrease) in cash and cash equivalents	2,647,357	(465,378)

Cash and cash equivalents beginning of period	681,776	1,467,328

Cash and cash equivalents end of period	$3,329,133	$1,001,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2018	2017

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,599	$8,642
Interest paid	2,329	2,252

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 10)	$21,973	$15,592
Offering costs included in accounts payable and accrued liabilities	100,827	70,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
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
All figures are in United States dollars unless otherwise noted.
The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company's interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018.

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
Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2018
Effective November 1, 2017 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting" to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for the Company's fiscal year beginning November 1, 2019. Early application is permitted. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In February 2017, the FASB issued ASU 2017-05, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee.  These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

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

NOTE 4 – EARN-IN OPTION AGREEMENT
On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the "Option Agreement") with South32 International Investment Holdings Pty Ltd ("South32"), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option") which holds and operate the Sierra Mojada Property located in Coahuila, Mexico (the "Project") and supply labour for the Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its Option, South32 must contribute to Minera Metalin minimum aggregate amount of $3 million, $6 million, $8 million and $10 million by the end of years one, two, three, and four of the four-year Option period for exploration of the Project (the "Initial Funding"). Funding is made on a quarterly basis based on the following quarter's exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the "Subscription Payment"), less the amount of Initial Funding previously contributed by South32. Issuance of shares upon notice of exercise by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company with South32 being able to approve the exploration program funded by it. During June 2018, the Company received initial funding from South32 of $922,783, of which $627,812 remains unspent as of July 31, 2018. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  In the event of cancellation or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

In the event of exercise of the Option, Minera Metalin and Contratistas are required to issue common shares to South32.  Pursuant to a Shareholders Agreement that would be executed by the parties upon exercise, until a decision has been made by the board to develop and construct a mine on the Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Project.  Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.
The foregoing description of the Option Agreement is qualified in its entirety by Exhibit 10.1 to that certain Form 8-K filed by the Company with the Securities and Exchange Commission on June 7, 2018, which is incorporated herein by reference as Exhibit 10.1.
The Company has determined Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Project to South32. The Company has also determined the Option Arrangement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest.   In the event the option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and which are not currently probable.
The Company has adopted a policy of classifying cumulative compensation cost associated with options on subsidiary equity as additional paid-in capital until exercise. No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.
NOTE 5 – NET INCOME (LOSS) PER SHARE
The Company had stock options and warrants outstanding at July 31, 2018 and 2017 that upon exercise were issuable into 43,522,453 and 38,353,986 shares of the Company's common stock, respectively. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised.
NOTE 6 – VALUE-ADDED TAX RECEIVABLE
Value-added tax ("VAT") receivable relates to VAT paid in Mexico. The Company estimates net VAT of $175,002 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2018 is as follows:
Allowance for uncollectible VAT – October 31, 2017	$67,729
Provision for VAT receivable allowance	29,424
Foreign currency translation adjustment	2,247
Recovery of VAT receivable	231
Allowance for uncollectible VAT – July 31, 2018	$99,631

NOTE 7 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company's office and mining equipment at July 31, 2018 and October 31, 2017, respectively:
	July 31,	October 31,
	2018	2017

Mining equipment	$358,513	$358,513
Vehicles	53,451	53,451
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	759,158	759,158
Less: Accumulated depreciation	(570,904)	(550,403)
Office and mining equipment, net	$188,254	$208,755

NOTE 8 – PROPERTY CONCESSIONS
The following is a summary of the Company's property concessions for the Sierra Mojada Property as at July 31, 2018 and October 31, 2017:
Property concessions –October 31, 2017	$5,004,386
Acquisitions	15,541
Property concessions – July 31, 2018	$5,019,927

NOTE 9 – GOODWILL
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2018, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment tests as of April 30th of each fiscal year.

The following is a summary of the Company's goodwill balance as at July 31, 2018 and October 31, 2017:

Goodwill – July 31, 2018 and October 31, 2017	$2,058,031

NOTE 10 – COMMON STOCK
On July 27, 2018, the Company received $20,222 for 155,555 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for the second tranche of the private placement (Note 16). On July 25, 2018, the Company completed the initial tranche of a two tranche private placement for 21,776,317 units at a purchase price of $0.13 per unit for gross proceeds of $2,830,921. Each $0.13 Unit consists of one share of the Company's common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $184,070 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,011,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles the agents to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent's Warrants was determined to be $21,973 (Note 12), and the Company incurred other offering costs of $96,124.
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
The Company incurred costs of $1,128 related to the warrant exercises in the nine months ended July 31, 2018.
On July 10, 2017, the Company completed the initial tranche of a two tranche private placement for 18,240,000 units at a purchase price of $CDN 0.08 per unit (the "$CDN 0.08 Unit") for gross proceeds of $1,132,216 ($CDN 1,459,200). Each $CDN 0.08 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.08 Warrant").  Each full $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the "2017 Agent's Warrants"). Each 2017 Agent's Warrant entitles the agents to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent's Warrants was determined to be $15,592, and the Company incurred other offering costs of $66,600. Of these costs $24,054 is included in warrant issuance costs in the condensed consolidated statements of operations and comprehensive loss.

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

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2018 and 2017 are as follows:

	Nine Months Ended July 31,
Options	2018	2017

Expected volatility	40%	78% – 87%
Risk-free interest rate	1.94%	1.35% – 1.56%
Dividend yield	—	—
Expected term (in years)	5.0	2.50 – 3.50

During the nine months ended July 31, 2018, the Company granted options that vested immediately to acquire 350,000 shares of common stock to a consultant with a weighted-average grant-date fair value of $0.06 per share and an exercise price of $CDN 0.215 per share. No options were exercised during the nine months ended July 31, 2018.

During the nine months ended July 31, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of $CDN 0.125 per share. No options were exercised during the nine months ended July 31, 2017.

The following is a summary of stock option activity for the nine months ended July 31, 2018:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2017	12,794,286	$0.16	2.98	$110,622
Granted	350,000	0.17
Expired	(2,019,286)	0.40
Outstanding at July 31, 2018	11,125,000	$0.12	2.74	$313,052
Exercisable at July 31, 2018	9,666,666	$0.12	2.61	$286,964

The Company recognized stock-based compensation costs for stock options of $79,014 and $117,953 for the nine months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there was $23,148 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.38 years.

Summarized information about stock options outstanding and exercisable at July 31, 2018 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	2.57	$0.06	4,075,000	$0.06
0.10 – 0.17	4,425,000	3.75	0.10	3,066,666	0.10
0.20 – 0.26	2,625,000	1.31	0.25	2,525,000	0.26
$0.06 – 0.37	11,125,000	2.74	$0.12	9,666,666	$0.12

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company's interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company's stock option liability at July 31, 2018 and October 31, 2017:

Stock option liability at October 31, 2017:	$5,194
Grant of vested $CDN stock option to consultant	20,931
Change in fair value of stock option liability	(10,630)
Stock option liability at July 31, 2018	$15,495

 NOTE 12 – WARRANTS
A summary of warrant activity for the nine months ended July 31, 2018 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2017	27,164,700	$0.10	1.70	$9,769
Issued in the $0.13 Unit private placement (Note 10)	10,888,154	$0.16
Agent's Warrants (Note 10)	1,011,374	$0.14
Expired	(200,400)	$0.15
Exercised	(6,466,375)	$0.10
Outstanding and exercisable at July 31, 2018	32,397,453	$0.12	1.33	$256,508

During the nine months ended July 31, 2018, the Company issued 10,888,154 warrants with an exercise price of $0.16 in connection with the $0.13 Unit private placement and issued 1,011,374 compensation warrants to agents with an exercise price of $0.14 (Note 10). The fair value of the 2018 Agent's Warrants was determined to be $21,973 based on the Black-Scholes pricing model using a risk-free interest rate of 2.9%, expected volatility of 39%, dividend yield of 0%, and a contractual term of two years.

Warrants exercised during the nine months ended July 31, 2018 are discussed in Note 10.
The warrants exercised during the nine months ended July 31, 2018 had an intrinsic value of $447,185.
No warrants were issued or exercised during the nine months ended July 31, 2017.

Summarized information about warrants outstanding and exercisable at July 31, 2018 is as follows:
Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	357,925	0.94	$0.08
0.10	15,800,000	0.95	0.10
0.12	4,340,000	0.97	0.12
0.14	1,011,374	1.98	0.14
0.16	10,888,154	1.98	0.16
$0.08 – 0.16	32,397,453	1.33	$0.12

If the closing price of the common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the "Acceleration Trigger Date") the expiry date of the above $0.12 warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

The Company's warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company's warrant derivative liability at July 31, 2018 and October 31, 2017:

Warrant derivative liability at October 31, 2017:	$341,717
Change in fair value of warrant derivative liability	640,196
Reclassification to additional paid-in capital upon exercise of warrants	(447,185)
Warrant derivative liability at July 31, 2018	$534,728

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
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at July 31, 2018 and October 31, 2017 due to the short maturities of these financial instruments.

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

The Company has the following liabilities under the fair value hierarchy:

	July 31, 2018
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$15,495
Warrant derivative liability	$—	$—	$534,728

Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000, and Canadian dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2018, and October 31, 2017, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $3,230,582 and $578,773, respectively, which was not insured by the FDIC or CDIC, respectively. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2018, and October 31, 2017, the U.S. dollar equivalent balance for these accounts was $21,645 and $25,408, respectively.

Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2018, a 1% decrease in interest rates would have resulted in a reduction of approximately $2,068 in interest income for the period.
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
Geographic information is approximately as follows:
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2018	2017	2018	2017
Mexico	$(218,000)	$(86,000)	$(536,000)	$(693,000)
Canada	293,000	(233,000)	(1,720,000)	(895,000)
Gabon	-	127,000	-	213,000
Net Loss	$75,000	$(192,000)	$(2,256,000)	$(1,375,000)
The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2018:
	Canada	Mexico	Total
Cash and cash equivalents	$3,307,000	$22,000	$3,329,000
Value-added tax receivable, net	-	175,000	175,000
Other receivables	16,000	1,000	17,000
Prepaid expenses and deposits	217,000	212,000	429,000
Office and mining equipment, net	-	188,000	188,000
Property concessions	-	5,020,000	5,020,000
Goodwill	-	2,058,000	2,058,000
	$3,540,000	$7,676,000	$11,216,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2017:
	Canada	Mexico	Total
Cash and cash equivalents	$657,000	$25,000	$682,000
Value-added tax receivable, net	-	157,000	157,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	102,000	15,000	117,000
Office and mining equipment, net	-	209,000	209,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$763,000	$7,469,000	$8,232,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(211,000)	$(123,000)	$(502,000)	$(733,000)
Gabon Mitzic	-	(2,000)	-	31,000
	$(211,000)	$(125,000)	$(502,000)	$(702,000)

NOTE 16 – SUBSEQUENT EVENT

On August 20, 2018, the Company completed the second and final tranche of the $0.13 Unit private placement for 7,365,555 units for gross proceeds of $957,522.

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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995, and "forward-looking information" within the meaning of applicable Canadian securities legislation. We use words such as "anticipate," "continue," "likely," "estimate," "expect," "may," "will," "projection," "should," "believe," "potential," "could," or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements we make regarding:
•	Future payments that may be made by South32 under the terms of the Earn-In Option Agreement;
•	Prospects of entering the development or production stage with respect to any of our projects;
•	Whether any part of the Sierra Mojada project will ever be confirmed or converted into SEC Industry Guide 7-compliant "reserves";
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in our Form 10-Q for the three-months ended April 30, 2018, and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including without limitation, risks associated with the following:
•	The continued funding by South32 of amounts required under the Option Agreement;
•	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;
•	Results of future exploration at our Sierra Mojada project;
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
Cautionary Note Regarding Exploration Stage Companies
We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled "Risk Factors" in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.
Current Developments

2018 Private Placement

In July and August 2018, we raised gross proceeds of $3,788,000 in a private placement of units consisting of one share of common stock and one half of one common stock purchase warrant as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section of this Form 10-Q.
South32 Earn-In Option Agreement
On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Option Agreement (the "Option Agreement") with South32 International Investment Holdings Pty Ltd ("South32"), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option") which holds and operate the Sierra Mojada Property located in Coahuila, Mexico (the "Project") and supply labour for the Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its Option, South32 must contribute to Minera Metalin minimum aggregate amount of $3 million, $6 million, $8 million and $10 million by the end of years one, two, three, and four of the four-year Option period for exploration of the Project (the "Initial Funding"). Funding is made on a quarterly basis based on the following quarter's exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the "Subscription Payment"), less the amount of Initial Funding previously contributed by South32. Issuance of shares upon notice of exercise by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Project will remain 100% owned by us. The exploration program will be initially managed by us with South32 being able to approve the exploration programs funded by it. During June 2018, we received Initial Funding in an amount equal to $923,000, of which $627,812 remains unspent as of July 31, 2018, to fund exploration activities, such as a regional airborne electromagnetic survey. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  In the event of cancellation or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.
In the event of exercise of the Option, Minera Metalin and Contratistas are required to issue common shares to South32.  Pursuant to a Shareholders Agreement that would be executed by the parties upon exercise, until a decision has been made by the board to develop and construct a mine on the Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Project.  Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.
The foregoing description of the Option Agreement is qualified in its entirety by Exhibit 10.1 to that certain Form 8-K filed by us with the Securities and Exchange Commission on June 7, 2018, which is incorporated herein by reference as Exhibit 10.1.
We have determined Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Project to South32. We have also determined the Option Arrangement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs.  The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest.   In the event the option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and which are not currently probable.
We have adopted a policy of classifying cumulative compensation cost associated with options on subsidiary equity as additional paid-in capital until exercise. No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

2018 Warrants Exercised
During the nine months ended July 31, 2018, we raised net proceeds of approximately $635,000 from the exercise of share purchase warrants as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.
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
Drilling
During the nine months period ended July 31, 2018, we completed 440 meters of underground drilling to test the continuity along strike and down dip of sulphide zones we have identified.
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

Airborne Geophysics

During September 2018 we commenced a regional airborne electromagnetic survey. The results of this survey will be used to develop a targeted drilling program on the Sierra Mojada Property.

Results of Operations
Three Months Ended July 31, 2018 and July 31, 2017
For the three months ended July 31, 2018, we had net income of $75,000, or approximately $nil per share, compared to a net loss of $192,000, or approximately $nil per share, during the comparable period last year. The $267,000 decrease in net loss was primarily due to a $485,000 increase in other income which was partially offset by a $86,000 increase in exploration and property holding costs and a $132,000 increase in general and administrative expenses compared to the comparable period last year as described below.
Exploration and Property Holding Expenses
Exploration and property holding expenses increased $86,000 to $211,000 for the three months ended July 31, 2018, compared to $125,000 for the comparable period last year. This increase was the result of increased exploration work as a result of the Option Agreement.

General and Administrative Expenses
We recorded a general and administrative expense of $392,000 for the three months ended July 31, 2018 as compared to $260,000 for the comparable period last year. The $132,000 increase was mainly the result of a $98,000 increase in office and administrative cost, a $11,000 increase in professional services and a $4,000 provision for uncollectible VAT compared to a $33,000 recovery of uncollectible VAT in the comparable period last year, which was partially offset by a $6,000 decrease in personnel costs and a $7,000 decrease in directors' fees as described below.
Personnel costs decreased $6,000 to $113,000 for the three months ended July 31, 2018 as compared to $119,000 for the comparable period last year. This decrease was mainly due to the decrease in stock-based compensation expense to $5,000 in the three months ended July 31, 2018 from $18,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2018 having a lower fair value than stock options vesting in the comparable period last year.
Office and administrative costs increased $98,000 to $207,000 for the three months ended July 31, 2018 as compared to $109,000 for the same period last year. This increase was mainly due to an increase in investor relations activities as a result of the Option Agreement and private placement.
Professional fees increased $11,000 to $34,000 for the three months ended July 31, 2018 compared to $23,000 for the comparable period last year. This increase is mainly due to an increase in legal fees.
Directors' fees decreased $7,000 to $34,000 for the three months ended July 31, 2018 as compared to $41,000 for the comparable period last year. This decrease was primarily due to the decrease in stock-based compensation expense to $3,000 in the three months ended July 31, 2018 from $11,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2018 having a lower fair value than stock options vesting in the comparable period last year.
We recorded a $4,000 provision of uncollectible VAT for the three months ended July 31, 2018 as compared to a $33,000 recovery of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income (Expenses)
We recorded other income of $679,000 for the three months ended July 31, 2018 as compared to other income of $194,000 for the comparable period last year. The significant factor contributing to other income in the three months ended July 31, 2018 was a $665,000 income from change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price for the three months ended July 31, 2018. The significant factors contributing to other income in the three months ended July 31, 2017 was a $130,000 gain on liquidation of subsidiary and a $66,000 gain from change in fair value of warrant derivative liability. The $130,000 gain on liquidation of subsidiary was due to a realized foreign currency translation gain as a result of our liquidation of our Gabonese subsidiary, African Resources SARL Gabon on May 5, 2017. The $66,000 income from change in fair value of warrant derivative liability was due to a reduction in the value of warrants with $CDN exercise prices issued to subscribers and agents in our private placements.

Nine Months Ended July 31, 2018 and July 31, 2017

For the nine months ended July 31, 2018, we had a net loss of $2,256,000, or approximately $0.01 per share, compared to a net loss of $1,375,000, or approximately $0.01 per share, during the comparable period last year. The $881,000 increase in net loss was primarily due to $630,000 in other expenses compared to $195,000 in other income for the comparable period last year, and a $255,000 increase in general and administrative expenses, which was partially offset by a $200,000 decrease in exploration and property holding costs compared to the comparable period last year as described below.

Exploration and Property Holding Expenses

Exploration and property holding expenses decreased $200,000 to $502,000 for the nine months ended July 31, 2018, compared to $702,000 for the comparable period last year. This decrease was the result of reduced drilling and underground drilling using our termite drill in the nine months ended July 31, 2018 compared to drilling from surface in the comparable period last year.

General and Administrative Expenses

We recorded a general and administrative expense of $1,121,000 for the nine months ended July 31, 2018 as compared to $866,000 for the comparable period last year. The $255,000 increase was mainly the result of a $167,000 increase in office and administrative cost, a $31,000 increase in professional services, a $29,000 provision for uncollectible VAT compared to a $83,000 recovery of uncollectible VAT in the comparable period last year, which was partially offset by a $33,000 decrease in personnel costs and a $21,000 decrease in directors' fees as described below.

Personnel costs decreased $33,000 to $358,000 for the nine months ended July 31, 2018 as compared to $391,000 for the same period last year. This decrease was mainly due to the decrease in stock-based compensation expense to $35,000 in the nine months ended July 31, 2018 from $72,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2018 having a lower fair value than stock options vesting in the comparable period last year.
Office and administrative expenses increased $167,000 to $445,000 for the nine months ended July 31, 2018 as compared to $278,000 for the comparable period last year. This increase was mainly due to an increase in investor relations activities as a result the Option Agreement and private placement.

Professional fees increased $31,000 to $175,000 for the nine months ended July 31, 2018 compared to $144,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees.
Directors' fees decreased $21,000 to $114,000 for the nine months ended July 31, 2018 as compared to $135,000 for the comparable period last year. This decrease was primarily due to a decrease in stock-based compensation expense to $22,000 in the nine months ended July 31, 2018 from $45,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2018 having a lower fair value than stock options vesting in the comparable period last year.
We recorded a $29,000 provision for uncollectible VAT for the nine months ended July 31, 2018 as compared to a $83,000 recovery of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Income (Expenses)

We recorded other expense of $630,000 for the nine months ended July 31, 2018 as compared to other income of $195,000 for the comparable period last year. The significant factor contributing to other expense in the nine months ended July 31, 2018 was a $640,000 expense from change in fair value of warrant derivative liability due to an increase in fair value of warrants with a $CDN exercise price from October 31, 2017 to July 31, 2018. The significant factors contribute to other income in the nine months ended July 31, 2017 was a $130,000 gain on liquidation of subsidiary and a $66,000 income from change in fair value of warrant derivative liability.

Material Changes in Financial Condition; Liquidity and Capital Resources

2018 Private Placement

On July 25, 2018, we completed the initial tranche of a two tranche private placement for 21,776,317 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for gross proceeds of $2,830,921. Each $0.13 Unit consists of one share of our common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. We paid a 7% finder's fee totaling $184,070 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,011,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles the agents to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent's Warrants was determined to be $21,973, and the Company incurred other offering costs of $96,124.
On August 20, 2018, we completed the second and final tranche of the $0.13 Unit private placement for 7,365,555 units for gross proceeds of $957,522.
2018 Warrants Exercised

During the nine months ended July 31, 2018, 5,565,000 warrants to acquire 5,565,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $565,134 ($CDN 723,450). In addition, 901,375 warrants to acquire 901,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $69,901 ($CDN 90,138). We incurred costs of $1,128 related to these warrant exercises.

Cash Flows
During the nine months ended July 31, 2018, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the nine months ended July 31, 2018, we received net cash proceeds of $2,652,000 from the $0.13 Unit private placement, $634,000 from warrants exercised and $923,000 from South32. As a result of net cash proceeds received from the $0.13 Unit private placement, warrants exercised and funding from South32, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $682,000 at October 31, 2017 to $3,329,000 at July 31, 2018.
Cash flows used in operating activities of $1,564,000 for the nine months ended July 31, 2018 was similar to the $1,566,000 for the comparable period in 2017.
Cash flows used in investing activities for the nine months ended July 31, 2018 was $16,000 for the acquisition of property concessions. Cash flows used by investing activities in the comparable period last year was $nil.
Cash flows provided by financing activities for the nine months ended July 31, 2018 was $4,228,000 as compared to $1,058,000 for the comparable period last year. The cash flow provided by financing activities was due to the $0.13 Unit private placement, warrants exercised and funding from South32 in the nine months ended July 31, 2018. The cash flow provided by financing activities for the comparable period last year was due to the private placements we completed in 2017.

Capital Resources
As of July 31, 2018, we had cash and cash equivalents of $3,329,000 as compared to cash and cash equivalents of $682,000 as of October 31, 2017. The increase in our liquidity was primarily the result of the $0.13 Unit private placement, warrants exercised and funding from South32 which was partially offset by exploration activities at the Sierra Mojada Property and general and administrative expenses.
Since our inception in November 1993, we have not generated revenue and have incurred a deficit of $124,591,063.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities and warrant exercises as the primary sources of financing to fund our operations. We anticipant that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.
Any future additional financing in the near term will likely be in the form of an issuance of equity securities, which will result in dilution to our existing shareholders.  Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our cash and cash equivalents are depleted.
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
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2018, our board approved a calendar year 2018 budget of $655,000 for the Sierra Mojada Property and a $1,033,000 budget for general and administrative expenses. As a result of the Option Agreement, our board approved an updated budget for the Sierra Mojada Property in June 2018 for expenditures that are not expected to be covered by the Option Agreement of $28,000 for the period from June 2018 to December 2018. As of August 31, 2018, we had approximately $3.7 million in cash and cash equivalents. We anticipate that we will be able to satisfy our remaining calendar year 2018 budget with cash on hand. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic transaction.  For information about our current strategic partnership with South32 see Note 4 – Option Agreement in our financial statements.  Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.
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

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2018
Effective November 1, 2017 we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting" to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for our fiscal year beginning November 1, 2019. Early application is permitted. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In February 2017, the FASB issued ASU 2017-05, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee.  These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2018.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended July 31, 2018, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
See Note 14 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.  RISK FACTORS.
There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2017 and our Quarterly Report on Form 10-Q for the three-months ended April 30, 2018.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
On July 25, 2018 and August 20, 2018, the Company completed a private placement of 29,141,872 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for aggregate gross proceeds of $3,788,443. Each $0.13 Unit consists of one share of the Company's common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $224,110 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,231,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles the agents to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $0.13 Unit private placement.

During the nine months ended July 31, 2018, 5,565,000 warrants to acquire 5,565,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $565,134 ($CDN 723,450). In addition, 901,375 warrants to acquire 901,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $69,901 ($CDN 90,138). We incurred costs of $1,128 related to these warrant exercises.

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
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed Herewith

10.1	Option Agreement, by and among Silver Bull Resources, Inc., Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2018).	8-K	06/07/2018	10.1

10.2	Form of Subscription Agreement	8-K	07/27/2018	10.1

10.3	Form of Warrant Certificate (Investors)	8-K	07/27/2018	10.2

10.4	Form of Warrant Certificate (Finders)	8-K	07/27/2018	10.3

10.5	Form of Subscription Agreement	8-K	08/21/2018	10.1

10.6	Form of Warrant Certificate (Investors)	8-K	08/21/2018	10.2

10.7	Form of Warrant Certificate (Finders)	8-K	08/21/2018	10.3

10.8+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Brian Edgar	8-K	08/29/2018	10.1
10.9+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Timothy Barry	8-K	08/29/2018	10.2
10.10+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Sean Fallis	8-K	08/29/2018	10.3
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

* The following financial information from Silver Bull Resources, Inc.'s Quarterly Report on Form 10-Q for the nine months ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of Stockholders' Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SILVER BULL RESOURCES, INC.
Dated: September 13, 2018	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2018	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)