Form 10-K
period 2018-10-31
SILVER BULL RESOURCES, INC.
filed 2019-01-16
CIK 1031093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

777 Dunsmuir Street, Suite 1610
Vancouver, B.C. V7Y 1K4
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (604) 687-5800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☑

As of January 16, 2019, there were 234,868,214 shares outstanding of the registrant's $0.01 par value common stock, the registrant's only outstanding class of voting securities.  As of April 30, 2018, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $31.6 million based upon the closing sale price of the common stock as reported by the OTCQB.  For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2018 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Our planned activities at the Sierra Mojada Project in 2019 and beyond, including with respect to exploration and drilling, metallurgical studies, surveys and other testing activities, and expenditures;

•	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 – compliant "reserves";
•	The Sierra Mojada Project will require additional power supplies if a mining operation is determined to be feasible;
•	Our ability to obtain and hold additional concessions in the Sierra Mojada Project area;
•	Whether we will be required to obtain additional surface rights if a mining operation is determined to be feasible;
•	The impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The possible advantages of zinc mineralization at the Sierra Mojada Property;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on our financial condition;
•	Our expectations regarding future recovery of value-added taxes ("VAT") paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.
These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under "Risk Factors" in this Annual Report on Form 10-K, including:

•	The continued funding by South32 of amounts required under the Earn-In Option Agreement;
•	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;

•	Results of future exploration at our Sierra Mojada Project;
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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have known reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves.  There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment.  See the "Risk Factors" section below.

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

South32 Earn-In Option Agreement
On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the "Option Agreement") with South32 International Investment Holdings Pty Ltd ("South32"), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option"). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the "Serra Mojada Project") and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the "Initial Funding"). Funding is made on a quarterly basis based on the subsequent quarter's exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the "Subscription Payment"), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us with South32 being able to approve the exploration programs funded by it. In June 2018, we received initial funding from South32 of $923,000, of which $237,000 remains unspent as of October 31, 2018. In December 2018, we received the second payment of $309,000 from South32. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

Upon exercise of the Option, Minera Metalin and Contratistas are required to issue common shares to South32.  Pursuant to the Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project.  Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.
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

Our facilities in Mexico include offices, accommodation for employees, workshops, warehouse buildings and exploration equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico.

The map below shows the location of the Sierra Mojada Project:

Property History

Silver and lead were first discovered by a foraging party in 1879, and mining through 1886 consisted of native silver, silver chloride, and lead carbonate ores.  After 1886, silver-lead-zinc-copper sulphide ores within limestone and sandstone units were produced.  No accurate production history has been found for historical mining during this period.

Approximately 95 years ago, zinc silicate and zinc carbonate minerals ("Zinc Manto Zone") were discovered underlying the silver-lead mineralized horizon.  The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead-rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System.  Since discovery and until 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit, including from the Sierra Mojada Property.  Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

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

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometers by two kilometer area that comprises the Sierra Mojada District.  We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore.  The Sierra Mojada District does not have a mill to concentrate ore, and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters.  We believe that mill-grade mineralization that was not mined remains available for extraction.  No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 20 concessions consisting of 6,496 hectares (about 16,052 acres).  We periodically obtain additional concessions in the Sierra Mojada Project area, and whether we will continue to hold these additional concessions will depend on future exploration work and exploration results and our ability to obtain financing.  As we have done in prior years, we continually assess our concession ownership, and we may terminate our rights to certain concessions holdings.

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

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: the "Silver Zone" and the "Zinc Zone."  These two zones lie along the Sierra Mojada Fault which trends east–west along the base of the Sierra Mojada range.  The majority of the mineralization identified to date is seen as oxide, which has been derived from primary "sulphide" bodies that have been oxidized and remained in situ or remobilized into porous and fractured rock along the Sierra Mojada Fault.  The formation of a silver-rich zone (the Silver Zone) and a zinc-rich zone (the Zinc Zone) is a reflection of the mobility of the metals in the ground water conditions at Sierra Mojada.

The geology of the Sierra Mojada District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic "San Marcos" red sediments. This sedimentary sequence was subsequently intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada.  Historical mines are dry, and the rocks are competent for the most part.  We believe that the thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low cost production.

October 2018 Technical Report

On October 30, 2018, Archer, Cathro & Associates (1981) Limited and Timothy Barry delivered an updated technical report (the "Report") on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 ("NI 43-101").  The Report supersedes the prior mineralized material estimate released by the Company in June 2015. The Report includes an update on the silver and zinc mineralization which was estimated from 1,336 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes.  Using a net smelter return ("NSR") economic cut-off, the Report indicates mineralized material in the optimized pit of 70.4 million tonnes at an average silver grade of 38.6 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. The Report used a $13.50/tonne NSR cut-off grade and assumed a silver price of $15.00/ounce and a zinc price of $1.20/pound.   Mineralized material estimates do not include any amounts categorized as inferred resources.

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

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling.  In fiscal year 2009, we scaled back our exploration activities and administrative costs to conserve capital while we tried to secure additional sources of capital resources.

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

2018 Exploration Activities

In January 2018, our board of directors approved a calendar-year 2018 budget of $655,000 for the Sierra Mojada Property. In June 2018, after we entered into the Option Agreement, our board of directors approved an updated budget for the Sierra Mojada Property of $28,000 for expenditures between June 2018 and December 2018 that were not expected to be covered by the Option Agreement.
Drilling
During the year ended October 31, 2018, we completed 440 meters of underground drilling to test the continuity along strike and down dip of sulphide zones we have identified.

Airborne Geophysics
Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic ("VTEM") and Magnetic Geophysical Survey over the Sierra Mojada Property. The VTEM survey was conducted as part of the work program under the Option Agreement with South32. The results of this survey will aid in refining the design of a targeted drilling program expected to commence in the first quarter of 2019 on the Sierra Mojada Property.

2019 Exploration Program

The focus of our 2019 calendar year exploration program will be a drill program commencing in the first calendar quarter of 2019 whose design was aided by the airborne geophysics program described above.
Metallurgical Studies

In May 2015, we selected and shipped samples of high-grade zinc material to a lab in Denver, Colorado for "fine bubble" flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process.  Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc.  The "fine bubble" flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the "fine bubble" flotation test process may be able to be adjusted to improve recovery.  Further testing is not planned at this time.

In addition, we previously conducted a metallurgical program to test the recovery of (i) the silver mineralization using the agitation cyanide leach method and (ii) the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening).  The test work on the Silver Zone focused on cyanide leach recovery of the silver using "Bottle Roll" tests to simulate an agitation leach system and to determine the recovery of low-grade zinc that occurs in the Silver Zone and high-grade zinc from the Zinc Zone that had been blended with mineralization from the Silver Zone to the leach solution.  The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process.  The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution.  The results showed an overall average silver recovery of 73.2%, with peak values of 89.0% and an overall average zinc recovery of 44% in the Silver Zone.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer.  Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	69	Chairman
Timothy Barry Vancouver, BC	43	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	39	Chief Financial Officer

Brian Edgar.  Mr. Edgar was appointed Chairman of the Board of Directors in April 2010.  Mr. Edgar has broad experience working in junior and mid-size natural resource companies.  He previously served as Dome's President and Chief Executive Officer from February 2005 to April 2010, when Dome was acquired by Silver Bull.  Further, Mr. Edgar served on Dome's board of directors from 1998 to 2010.  Mr. Edgar currently serves as a director of Denison Mines Corp., Lucara Diamond Corp., and ShaMaran Petroleum Corp.  Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for 16 years.

Timothy Barry.  Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011.  From August 2010 to March 2011, he served as our Vice President – Exploration.  Between 2006 and August 2010, Mr. Barry spent five years working as Chief Geologist in West and Central Africa for Dome.  During this time, he managed all aspects of Dome's exploration programs and oversaw corporate compliance for Dome's various subsidiaries.  Mr. Barry also served on Dome's board of directors.  In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia.  Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals Inc. on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds Corporation on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake Mining Company on its Plutonic Gold Mine in Western Australia.  He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks.  Mr. Barry received a bachelor of science degree from the University of Otago in Dundein, New Zealand and is a Chartered Professional Geologist (CPAusIMM).  He also serves on the board of directors of Sanatana Resources, Inc., a junior exploration company listed on the TSX Venture Exchange.

Sean Fallis.  Mr. Fallis was appointed Chief Financial Officer in April 2011.  From February 2011 to April 2011, he served as our Vice President – Finance.  From July 2008 to February 2011, Mr. Fallis served as the Corporate Controller for Rusoro Mining Ltd.  Prior to working at Rusoro Mining Ltd, he worked at PricewaterhouseCoopers as an Audit Senior Associate from January 2007 to June 2008, where he worked with both Canadian and U.S. publicly-listed companies in the audit and assurance practice.  At PricewaterhouseCoopers, Mr. Fallis focused on clients in the mining industry.  Further, he worked at Smythe LLP as a staff accountant from September 2004 to December 2006.  Mr. Fallis received a bachelor of science degree from Simon Fraser University in 2002 and is a CPA (Chartered Professional Accountant, British Columbia), CA.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile.  From January 1, 2018 to December 31, 2018 the price of silver ranged from a low of $13.97 per troy ounce to a high of $17.52 per troy ounce, and from January 1, 2018 to December 31, 2018 the price of zinc ranged from a low of $2,434 per tonne to a high of $3,533 per tonne.  Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.  The competitive nature of the business and the risks we face are discussed further in the "Risk Factors" section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively.  On October 31, 2018, the closing price of silver was $14.34 per troy ounce.  On October 31, 2018, the closing price of zinc was $2,674 per tonne.

	Silver (per troy ounce)
Year	High	Low
2011	$48.70	$26.16
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97

	Zinc (per tonne)
Year	High	Low
2011	$2,473	$1,871
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434

Competition

Our industry is highly competitive.  We compete with other mining and exploration companies in the acquisition and exploration of mineral properties.  There is competition for a limited number of mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do.  As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to our properties and exploring properties.  Our competitive position depends upon our ability to successfully and economically acquire and explore new and existing mineral properties.

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

Environment Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment.  These laws are continually changing and, in general, are becoming more restrictive.  We intend to conduct business in a way that safeguards public health and the environment and is in compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Mexico could, in the future, require additional capital expenditures and increased operating and/or reclamation costs.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During fiscal year 2018, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have 14 employees, all of whom work full time.  Contratistas, our wholly-owned operating subsidiary in Mexico currently has two full time employees.  Minera Metalin, our wholly-owned mineral holding company in Mexico, does not have any employees.

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

RISKS RELATED TO OUR BUSINESS:

If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, we will no longer control the development of the Sierra Mojada Project.
On June 1, 2018, we entered into the Option Agreement with South32, a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain the Option to purchase 70% of the equity of Minera Metalin and Contratistas, and oversee the mineral exploration of the Sierra Mojada Project.  If South32 exercises the Option, then we will no longer control the development of the Sierra Mojada Project.  South32 would have the ability to control the timing and pace of future development, and its decisions may not be in the best interests of the Company and its stockholders.
If South32 were to exercise its option to purchase 70% of the equity of Minera Metalin and Contratistas, we will be required to contribute 30% of subsequent funding toward development of the Sierra Mojada Project, and we do not currently have sufficient funds to do so.
If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.
We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure that we have sufficient operating capital.  We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project.  As of October 31, 2018, we had cash and cash equivalents of $3,026,000.  Even with the South32 funds, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities.  We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult.  Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.
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

There are numerous uncertainties inherent in estimating quantities of mineralized material such as silver, zinc, lead, and copper, including many factors beyond our control, and no assurance can be given that the recovery of mineralized material will be realized.  In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

•	geological and engineering estimates that have inherent uncertainties;

•	the assumed effects of regulation by governmental agencies;

•	the judgment of the engineers preparing the estimate;

•	estimates of future metals prices and operating costs;

•	the quality and quantity of available data;

•	the interpretation of that data; and

•	the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

All estimates are, to some degree, uncertain.  For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times may vary substantially.  As such, there is significant uncertainty in any mineralized material estimate, and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

Our business plan is highly speculative, and its success largely depends on the successful exploration of our Sierra Mojada concessions.

Our business plan is focused on exploring the Sierra Mojada concessions to identify reserves and, if appropriate, to ultimately develop this property.  Although we have reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage.  We may never enter the development or production stage.  Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change.  Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development.  The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices.  To advance from an exploration project to a development project, we will need to overcome various hurdles, including completing favorable feasibility studies, securing necessary permits, and raising significant additional capital to fund activities.  There can be no assurance that we will be successful in overcoming these hurdles.  Because of our focus on the Sierra Mojada Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico region, as the Sierra Mojada Project is located 250 kilometers north of this area.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the fiscal years ended October 31, 2018 and October 31, 2017, we suffered net losses of $3,520,000 and $2,054,000 respectively.  At October 31, 2018, we had stockholders' equity of $9,602,000 and cash and cash equivalents of $3,026,000.  Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions.  We are not engaged in any revenue producing activities, and we do not expect to be in the near future.  Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets.  There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all.  Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects.  Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and the Mexican peso ("$MXN") and the U.S dollar and the Canadian dollar ("$CDN") given our focus on the Sierra Mojada Project in Mexico and our corporate office in Vancouver, Canada.

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

There are inherent risks in the mineral exploration industry.

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

•	the probability of an individual prospect ever having reserves that meet the requirements for reporting under SEC Industry Guide 7 is remote, and any funds spent on exploration may be lost;

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

Our activities are influenced by the prices of commodities, including silver, zinc, lead, copper and other metals.  These prices fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular, the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal-producing regions of the world.

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

Our business activities are primarily conducted in Mexico, and as such, our activities are exposed to various levels of foreign political, economic and other risks and uncertainties.  These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions (including, potential instability if the United States withdraws from or as a result of renegotiating the North American Free Trade Agreement), currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico may adversely affect our exploration and possible future development activities.  We may also be affected to varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.  Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations.  In addition, legislation in the United States, Canada or Mexico regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition.

Our Sierra Mojada Project is located in Mexico and is subject to varying levels of political, economic, legal and other risks.

The Sierra Mojada Project, our primary focus, is in Mexico.  In the past, Mexico has been subject to political instability, changes and uncertainties that have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities.  Mexico's status as a developing country may make it more difficult for us to obtain any required financing for the Sierra Mojada Project or other projects in Mexico in the future.  Our Sierra Mojada Project is also subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters.  Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

Our exploration activities in Mexico may be adversely affected to varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to the Sierra Mojada Project.  Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect our financial condition.  Expansion of our activities will be subject to the need to obtain sufficient access to adequate supplies of water and assure the availability of sufficient power and surface rights that could be affected by government policy and competing operations in the area.

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

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest.  However, we cannot guarantee that title to our properties will not be challenged.  The Sierra Mojada Property may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects.  There may be valid challenges to the title of any of the claims comprising the Sierra Mojada Property that, if successful, could impair possible development and/or operations with respect to such properties in the future.  Challenges to permits or property rights (whether successful or unsuccessful), changes to the terms of permits or property rights, or a failure to comply with the terms of any permits or property rights that have been obtained could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates.  Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained.  In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.  We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions.  As of January 2019, and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for the Mineros Norteños matter described in Part I, Item 3 – Legal Proceedings.

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

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay and potentially the suspension or termination of our exploration efforts.

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

Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.  As a result of recent changes in environmental laws in Mexico, for example, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector.  Mexican projects are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement or any renegotiated agreement between these parties.

Future changes in environmental regulations in the jurisdictions where our projects are located may adversely affect our exploration activities, make them prohibitively expensive, or prohibit them altogether.  Environmental hazards may exist on the properties in which we currently hold interests, such as the Sierra Mojada Project, or may hold interests in the future, that are unknown to us at present and that have been caused by us or previous owners or operators, or that may have occurred naturally.  We may be liable for remediating any damage that we may have caused.  The liability could include costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

We may face a shortage of water.

Water is essential in all phases of the exploration and development of mineral properties.  It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining.  Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete.  In November 2013, Silver Bull was granted the right to exploit up to 3.5 million cubic meters of water per year from six different well sites by the water regulatory body in Mexico, La Comisión Nacional del Agua, but it has yet to be determined if the six well sites can produce this much water over a sustained period of time.

Our non-operating properties are subject to various hazards.

We are subject to risks and hazards, including environmental hazards, possible encounters with unusual or unexpected geological formations, cave-ins, flooding and earthquakes, and periodic interruptions due to inclement or hazardous weather conditions.  These occurrences could result in damage to, or the destruction of, mineral properties or future production facilities, personal injury or death, environmental damage, delays in our exploration activities, asset write-downs, monetary losses and possible legal liability.  We may not be insured against all losses or liabilities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or other reasons.  Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our activities.  The realization of any significant liabilities in connection with our activities as described above could negatively affect our activities and the price of our common stock.

We need and rely upon key personnel.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the efforts of our officers and directors.  Our success will depend, in part, upon the ability to attract and retain qualified employees.  In particular, we have only three executive officers, Brian Edgar, Timothy Barry and Sean Fallis, and the loss of the services of any of these three would adversely affect our business.

RISKS RELATING TO OUR COMMON STOCK:

Further equity financings may lead to the dilution of our common stock.

In order to finance future operations, we may raise funds through the issuance of common stock or the issuance of debt instruments or other securities convertible into common stock.  We cannot predict the size of future issuances of common stock or the size and terms of future issuances of debt instruments or other securities convertible into common stock or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective security holders.  Demand for equity securities in the mining industry has been weak; therefore, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing shareholders.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 3.    LEGAL PROCEEDINGS
On May 20, 2014, a local cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. ("Mineros Norteños") filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative's members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case.  Mineros Norteños has appealed this ruling. We and our Mexican legal counsel believe that it is unlikely that the court's ruling will be overturned. We have not accrued any amounts in our consolidated financial statements with respect to this claim.  See Note 13 – Commitments and Contingencies to our consolidated financial statements.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  We and our Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered, finding for us (the defendant) and acquitting us of all of the plaintiff's claims and demands. We did not accrue any amounts in our consolidated financial statements with respect to this claim. See Note 13 – Commitments and Contingencies to our consolidated financial statements.

Item 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

From May 2, 2011 to June 28, 2015, our common stock traded on the NYSE MKT (the predecessor stock exchange to the NYSE American) under the symbol "SVBL."  On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price.  On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group.  Since August 26, 2010, our common stock has been trading on the TSX under the symbol "SVB."

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2018 and October 31, 2017, as well as through January 15, 2019, as reported by the OTCQB and the TSX.  The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	OTCQB (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(CDN$)
2019
First Quarter (ending January 15, 2019)	$0.13	0.09	0.17	0.12

2018
Fourth Quarter ended October 31, 2018	$0.13	0.09	0.16	0.11
Third Quarter ended July 31, 2018	0.16	0.11	0.21	0.14
Second Quarter ended April 30, 2018	0.20	0.10	0.27	0.18
First Quarter ended January 31, 2018	0.23	0.08	0.29	0.10

2017
Fourth Quarter ended October 31, 2017	$0.13	0.06	0.16	0.09
Third Quarter ended July 31, 2017	0.10	0.06	0.13	0.08
Second Quarter ended April 30, 2017	0.14	0.08	0.19	0.10
First Quarter ended January 31, 2017	0.16	0.09	0.21	0.12

The closing price of our common stock as reported on January 15, 2019 on the OTCQB, was $0.12 per share.

Holders

As of January 16, 2019, there were 323 holders of record of our common stock.  This does not include persons or entities that hold our common stock in brokerage accounts or otherwise in "street name."

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years.  We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2018, we had one active formal equity compensation plan, the 2010 Stock Option and Bonus Plan, as amended (the "2010 Plan").  The 2010 Plan was adopted by the board of directors in December 2009, and approved by the shareholders in April 2010, amended and re-adopted by the board of directors in February 2016, and ratified, approved and re-adopted by the shareholder in April 2016. Under the 2010 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses.  As of October 31, 2018, there are 22,810,155 shares reserved for issuance under the 2010 Plan.  Options to acquire 18,950,000 shares of common stock are outstanding pursuant to the 2010 Plan, and 3,860,155 shares remain available for issuance under the plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	18,950,000(1)	$0.11	3,860,155 (2)

Total	18,950,000	$0.11	3,860,155

(1)	Includes options to acquire 18,950,000 shares of common stock under the 2010 Plan.

(2)	Includes 3,860,155 shares of common stock available for issuance under the 2010 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On July 25, 2018 and August 20, 2018, we completed a two-tranche private placement of 29,141,872 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for aggregate gross proceeds of $3,788,443. Each $0.13 Unit consists of one share of our common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. We paid a 7% finder's fee totaling $224,110 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,231,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles an agent to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. We relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $0.13 Unit private placement.

During the year ended October 31, 2018, 5,565,000 warrants to acquire 5,565,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $565,134 ($CDN 723,450). In addition, 901,375 warrants to acquire 901,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $69,901 ($CDN 90,138). We incurred costs of $1,128 related to these warrant exercises. We relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of issuance of issuance common stock on the exercise of warrants.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Year Developments

2018 Private Placements

In July and August 2018, we raised gross proceeds of $3,788,000 in a private placement of units consisting of one share of common stock and one half of one common stock purchase warrant as described below in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.

South32 Earn-In Option Agreement
On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into the Option Agreement with South32, whereby South32 is able to obtain the Option to purchase 70% of the shares of Minera Metalin and Contratistas. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico, and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of years 4. Funding is made on a quarterly basis based on the following quarter's exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin, less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us with South32 being able to approve the exploration programs funded by it. During the year ended October 31, 2018, we received Initial Funding in an amount equal to $923,000, of which $237,000 remains unspent as of October 31, 2018. In December 2018, we received the second payment of $309,000 from South32. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.
Upon exercise of the Option, Minera Metalin and Contratistas are required to issue common shares to South32.  Pursuant to the Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project.  Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.
We have determined that Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined the Option Agreement  represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs.  The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable.

2018 Warrants Exercised
During the year ended October 31, 2018, we raised net proceeds of approximately $634,000 from the exercise of share purchase warrants as described in the "Material Changes in Financial Condition; Liquidity and Capital Resources" section.

Sierra Mojada Property

In January 2018, our board of directors approved a calendar-year 2018 budget of $655,000 for the Sierra Mojada Property. In June 2018, after we entered into the Option Agreement, our board of directors approved an updated budget for the Sierra Mojada Property of $28,000 for expenditures between June 2018 and December 2018 that were not expected to be covered by the Option Agreement.
Drilling

During the year ended October 31, 2018, we completed 440 meters of underground drilling to test the continuity along strike and down dip of sulphide zones we have identified.
Airborne Geophysics
Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic ("VTEM") and Magnetic Geophysical Survey over the Sierra Mojada Property. The VTEM survey was conducted as part of the work program under the Option Agreement with South32. The results of this survey will aid in refining the design of a targeted drilling program expected to commence in the first calendar quarter of 2019 on the Sierra Mojada Property.

2019 Exploration Program

The focus of our 2019 calendar year exploration program will be a drill program commencing in the first calendar quarter of 2019 whose design was aided by the airborne geophysics program described above.

Results of Operations

Fiscal Year Ended October 31, 2018 Compared to Fiscal Year Ended October 31, 2017

For the fiscal year ended October 31, 2018, we reported a consolidated net loss of $3,520,000 or approximately $0.02 per share, compared to a consolidated net loss of $2,054,000 or approximately $0.01 per share during the fiscal year ended October 31, 2017.  The $1,466,000 increase in the consolidated net loss was due to a $328,000 increase in exploration and property holding costs, a $597,000 increase in general and administrative expenses and $514,000 in other expenses in the 2018 fiscal year compared to $25,000 in other income in the 2017 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $328,000 to $1,241,000 in the 2018 fiscal year from $913,000 in the 2017 fiscal year. This was mainly due to an increase in exploration activities, including the airborne geophysics in the 2018 fiscal year as a result of the proceeds provided under the Option Agreement discussed previously.

General and Administrative Costs

General and administrative expenses increased $597,000 to $1,761,000 in the 2018 fiscal year from $1,164,000 in the 2017 fiscal year as described below.

Personnel costs increased $153,000 to $702,000 in the 2018 fiscal year from $549,000 in the 2017 fiscal year. This increase was mainly due to an increase in employees' salaries, a special bonus payment due to the Option Agreement and a $41,000 increase in stock-based compensation expense as a result of stock options vesting in the 2018 fiscal year having a higher fair value than stock options vesting in the 2017 fiscal year.

Office and administrative expenses increased $226,000 to $571,000 in the 2018 fiscal year from $345,000 in the 2017 fiscal year.  This increase was mainly due to an increase in investor relations activities as a result of the Option Agreement and private placement.

Professional services increased $63,000 to $225,000 in the 2018 fiscal year from $162,000 in the 2017 fiscal year.  This increase was mainly due to an increase in advisory fees as a result of the Option Agreement.

Directors' fees increased $49,000 to $226,000 in the 2018 fiscal year as compared to $177,000 for the 2017 fiscal year. This increase was primarily due to a bonus payment during the 2018 fiscal year and a $28,000 increase in stock-based compensation as a result of stock options vesting in the 2018 fiscal year having a higher fair value than stock options vesting in the 2017 fiscal year.

We recorded a $37,000 provision for uncollectible VAT from Mexico for the 2018 fiscal year as compared to a $70,000 recovery of uncollectible VAT in the 2017 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other (Expenses) Income

We recorded other expense of $514,000 in the 2018 fiscal year as compared to other income of $25,000 in the 2017 fiscal year.  The significant factor contributing to other expenses in the 2018 fiscal year was a $511,000 expense from a change in the fair value of the warrant derivative liability that was due to an increase in the fair value of warrants with $CDN exercise prices from October 31, 2017 to October 31, 2018.

The other income in the 2017 fiscal year was primarily the result of a $130,000 gain on liquidation of a subsidiary, which was partially offset by a $100,000 expense from a change in the fair value of the warrant derivative liability. The $130,000 gain on liquidation of a subsidiary was due to a realized foreign currency translation gain as a result of our liquidation of our Gabonese subsidiary, African Resources SARL Gabon on May 5, 2017. The $100,000 expense from a change in the fair value of the warrant derivative liability was due to an increase in the fair value of warrants with $CDN exercise prices issued to subscribers and agents in our private placements.

Material Changes in Financial Condition; Liquidity and Capital Resources

2018 Private Placement

On July 25 and August 20, 2018, we completed a two-tranche private placement of 29,141,872 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for aggregate gross proceeds of $3,788,000. Each $0.13 Unit consists of one share of our common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. We paid a 7% finder's fee totaling $224,110 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,231,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles an agent to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent's Warrants was determined to be $26,165, and the Company incurred other offering costs of $93,541.
2018 Warrants Exercised

During the year ended October 31, 2018, 5,565,000 warrants to acquire 5,565,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $565,134 ($CDN 723,450). In addition, 901,375 warrants to acquire 901,375 shares of common stock were exercised at an exercise price of $CDN 0.10 per share of common stock for aggregate gross proceeds of $69,901 ($CDN 90,138). We incurred costs of $1,128 related to these warrant exercises.

Cash Flows
During the 2018 fiscal year, we primarily utilized cash and cash equivalents on hand to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. In addition, we received net proceeds of $3,470,000 from the $0.13 Unit private placement, $634,000 from warrants exercised and $923,000 from South32.  As a result of net cash proceeds received from the $0.13 Unit private placement, warrants exercised and funding from South32, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $682,000 at October 31, 2017 to $3,026,000 at October 31, 2018.

Cash flows used in operations for the 2018 fiscal year was $2,647,000 as compared to $2,024,000 in the 2017 fiscal year.  This increase was mainly due to increased exploration work at the Sierra Mojada Property and general and administrative expenses.

Cash flows used in investing activities for the 2018 fiscal year was $35,000 for the acquisition of property concessions and purchase of equipment. Cash flows used in investing activities in the 2017 fiscal year was $nil.

Cash flows provided by financing activities for the 2018 fiscal year was $5,026,000 as compared to $1,231,000 in the 2017 fiscal year.  The cash flows provided by financing activities in the 2018 fiscal year was due to the $0.13 Unit private placement, warrant exercises and funding from South32, and the cash flows provided by financing activities in the 2017 fiscal year was due to private placements we completed in that year.
Capital Resources

As of October 31, 2018, we had cash and cash equivalents of $3,026,000 as compared to cash and cash equivalents of $682,000 as of October 31, 2017. The increase in our liquidity was primarily the result of the $0.13 Unit private placement, warrant exercises and funding from South32, all of which was partially offset by exploration activities at the Sierra Mojada Property and general and administrative expenses
Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $125,855,030.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

Any future additional financing in the near term will likely be in the form of payments from South32 or an issuance of equity interests, which will result in dilution to our existing shareholders.  Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our limited cash is depleted.

Capital Requirements and Liquidity; Need for Additional Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure that we have sufficient operating capital.  We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property as discussed below

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital.  In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. As of December 31, 2018, we had approximately $2.4 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner.  For information about our current strategic partnership with South32, see Note 3 – Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement during calendar year 2019, this will increase the cash required for the Sierra Mojada Property to be provided by us and will likely result in a reduction in exploration work on the Sierra Mojada Property. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.
Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2018

Effective as of November 1, 2017 we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective as of November 1, 2017, we adopted the FASB's ASU 2015-17, "Balance Sheet Classification of Deferred Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

In February 2017, the FASB issued ASU 2017-05, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee.  These changes become effective for our fiscal year beginning November 1, 2018. At this time, we have not completed our assessment of the effects of this update on our financial position, results of operations or cash flows and disclosures. However, our preliminary assessment has focused on the assets of our subsidiaries involved in the Sierra Mojada Project.  Based on our preliminary assessment, we do not expect this standard to result in a change to our conclusion that the assets of our Sierra Mojada Project should not be derecognized at this time.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business.  These changes became effective for our fiscal year beginning November 1, 2018. Although the subject of the standard may be applicable to our financial statements at the time of an acquisition or disposition, the standard change is to be applied prospectively and, accordingly, is not expected to affect our financial statements as of the effective date.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for our fiscal year beginning November 1, 2018. At this time, we do not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes became effective for our fiscal year beginning November 1, 2018. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for our fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief.  At this time, we do not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning November 1, 2018. At this time, we do not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" became effective for our fiscal year beginning November 1, 2018. At this time, we do not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements.  These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management.  We evaluate our policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors.  Predicting future events is inherently an imprecise activity and as such requires the use of judgment.  Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements.  Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies.  We believe that these consolidated financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates.  Our consolidated financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. If estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information.  We believe that the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Principles of Consolidation – South32 Option Agreement

We consolidate entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE's economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, we manage the mineral exploration program in the property concessions in Mexico through our wholly-owned subsidiary corporations Minera Metalin and Contratistas.

We have determined Minera Metalin and Contratistas are variable interest entities and we are the primary beneficiary.

We have applied judgment in reaching its conclusion with respect to accounting for the Option Agreement with South32, described in Note 3 to the consolidated financial statements.   Under the Option Agreement, South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option").  We have determined the Option Agreement has not resulted in the transfer of control of the Project to South32 and that the Option Arrangement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. In the event the option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable.  No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

Principles of Consolidation – South32 Option Agreement

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model.   Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE's economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporations Minera Metalin and Contratistas.

The Company has determined Minera Metalin and Contratistas are variable interest entities and the Company is the primary beneficiary.

The Company has applied judgment in reaching its conclusion with respect to accounting for the Earn-In Option Agreement ("the Option Agreement") with South32 International Investment Holdings Pty Ltd ("South32"), described in Note 3 to the consolidated financial statements.   Under the Option Agreement, South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option").  The Company has determined the Option Agreement has not resulted in the transfer of control of the Project to South32 and that the Option Arrangement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest.   In the event the option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and which are not currently probable.  No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

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

Property Concessions

Property concession acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production.  If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.  To date, no property concessions have reached the production stage.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset.  Management recorded a full valuation allowance at October 31, 2018 and October 31, 2017 against the deferred tax assets as it determined that future realization would not meet the "more likely than not" criteria.

Warrant Derivative liability

We classified warrants with a $CDN exercise price on our balance sheet as a derivative liability that is fair valued at each reporting period subsequent to the initial issuance as our functional currency is the U.S. dollar and the exercise price of the warrants is the $CDN. We have used the Black-Scholes pricing model to value the warrants that do not have an acceleration feature and have used the Monte Carlo valuation model to value the warrants that do have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of our common stock at the date of issuance, and at each subsequent reporting period, is based on our historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as we have not paid dividends nor do we anticipate paying any dividend in the foreseeable future.

The derivatives warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period

Stock-Based Compensation

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon an evaluation of historical and expected future exercise behavior.  The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. Volatility is determined based upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.  We use the graded vesting attribution method to recognize compensation costs over the requisite service period. Stock options granted to consultants when the exercise price is in $CDN are classified as stock option liability on our consolidated balance sheets upon vesting.

We classify cumulative compensation cost associated with options on subsidiary equity as additional paid-in capital until exercise.

Foreign Currency Translation

During the fiscal years ended October 31, 2018 and October 31, 2017, the functional currency of Silver Bull Resources, Inc. and our subsidiaries is the U.S. dollar, except for the former Gabonese subsidiary whose functional currency was the Central African franc.

During the fiscal years ended October 31, 2018 and October 31, 2017, our Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities were translated using the historical exchange rate.  Our Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate.  Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statements of operations.

During the fiscal year ended October 31, 2017, assets and liabilities of our Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period.  Exchange differences arising on translation were disclosed as a separate component of stockholders' equity.  Realized gains and losses from foreign currency transactions were reflected in the results of operations. Upon the liquidation of African Resources, we reclassified a certain amount from other comprehensive income to gain on the liquidation of a subsidiary in the consolidated statements of operations and comprehensive loss.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2018, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on the evaluation as of October 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2018, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2018 was effective.

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

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information regarding our executive officers, see "Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources."

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual meeting of shareholders and is incorporated by reference in this report.

We have adopted a Code of Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions.  The full text of our Code of Ethics can be found on the Corporate Governance page of our website – at http://www.silverbullresources.com/s/corporate_governance.asp.  If our board of directors approves an amendment to or waiver from any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11.   EXECUTIVE COMPENSATION
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual meeting of shareholders and is incorporated by reference in this report.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules

See "Index to Consolidated financial statements" on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation	10-K	10/31/2010	3.1.1

3.2	Amended and Restated Bylaws	10-K	10/31/2010	3.1.2

4.1	Form of Subscription Agreement	8-K	07/12/2017	10.1

4.2	Form of Warrant Certificate (Investors)	8-K	07/12/2017	10.2

4.3	Form of Warrant Certificate (Finders)	8-K	07/12/2017	10.3

10.1+	2006 Stock Option Plan	10-KSB	10/31/2006	4.2

10.2+	2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	04/30/2016	10.3

10.3+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Timothy Barry	8-K	02/26/2013	10.1

10.4+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Sean Fallis	8-K	02/26/2013	10.2

10.5+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Brian Edgar	8-K	02/26/2013	10.3
10.6+	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis	8-K	02/26/2015	10.1
10.7+	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar	8-K	06/04/2015	10.1

10.8+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Timothy Barry	8-K	02/26/2016	10.1

10.9+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Sean Fallis	8-K	02/26/2016	10.2

10.10+	Amendment to Amended and Restated EmploymentAgreement, dated February 23, 2016, by and between the Company and Brian Edgar	8-K	02/26/2016	10.3

10.11+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Brian Edgar	8-K	06/28/2016	10.1

10.12+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Timothy Barry	8-K	06/28/2016	10.2

10.13	Form of Subscription Agreement	8-K	07/12/2017	10.1

10.14	Option Agreement, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018	8-K	6/7/2018	10.1

10.15	Form of Subscription Agreement	8-K	7/27/2018	10.1

10.16	Form of Subscription Agreement	8-K	8/21/2018	10.1

10.17+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Brian Edgar	8-K	8/29/2018	10.1

10.18+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Timothy Barry	8-K	8/29/2018	10.2

10.19+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Sean Fallis	8-K	8/29/2018	10.3

14.1	Code of Ethics	10-KSB	10/31/2006	14

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Smythe LLP				X

23.2	Consent of Archer, Cathro & Associates (1981) Limited				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

99.1	Sierra Mojada location map (1)				X

* The following financial information from Silver Bull Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders' Equity, Consolidated Statements of Cash Flows

+ Indicates a management contract or compensatory plan, contract or arrangement.

† Filed herewith under Items 1 and 2 – Business and Properties.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 16, 2019	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 16, 2019	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 16, 2019	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 16, 2019	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 16, 2019	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 16, 2019	By:	/s/ John McClintock
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company's auditor since 2016.

Vancouver, Canada
January 16, 2019

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2018	October 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,025,839	$681,776
Value-added tax receivable, net of allowance for uncollectible taxes of $98,414 and $67,729 respectively (Note 4)	175,020	156,997
Income tax receivables	160	—
Other receivables	12,045	5,245
Prepaid expenses and deposits	237,253	116,836
Total Current Assets	3,450,317	960,854

Office and mining equipment, net (Note 5)	201,486	208,755
Property concessions (Note 6)	5,019,927	5,004,386
Goodwill (Note 7)	2,058,031	2,058,031
TOTAL ASSETS	$10,729,761	$8,232,026

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$253,327	$138,130
Accrued liabilities and expenses	439,450	313,058
Income tax payable	4,700	4,780
Stock option liability (Note 9)	25,116	5,194
Warrant derivative liability (Note 10)	405,500	341,717
Total Current Liabilities	1,128,093	802,879

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Notes 3, 8, 9 and 10)
Common stock, $0.01 par value; 300,000,000 shares authorized, 234,868,214 and 199,259,967 shares issued and outstanding, respectively	2,348,682	1,992,599
Additional paid-in capital	133,015,768	127,679,664
Accumulated deficit	(125,855,030)	(122,335,364)
Other comprehensive income	92,248	92,248
Total Stockholders' Equity	9,601,668	7,429,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,729,761	$8,232,026

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2018	2017
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,213,519	874,055
Depreciation, asset and property concessions' impairment (Note 5)	27,105	38,829
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	1,240,624	912,884

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	701,560	549,094
Office and administrative	571,064	345,243
Professional services	224,846	162,090
Directors' fees	226,473	177,174
Provision for (recovery of) uncollectible value-added taxes (Note 4)	37,457	(69,981)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,761,400	1,163,620

LOSS FROM OPERATIONS	(3,002,024)	(2,076,504)

OTHER (EXPENSES) INCOME
Interest income	4,065	3,933
Interest and finance costs	(2,329)	(2,502)
Foreign currency transaction (loss) gain	(13,106)	116
Change in fair value of stock option liability (Note 9)	8,189	6,921
Change in fair value of warrant derivative liability (Note 10)	(510,968)	(100,020)
Gain on liquidation of subsidiary (Note 1)	—	129,781
Warrant issuance costs (Note 8)	—	(18,819)
Miscellaneous income	225	5,417
TOTAL OTHER (EXPENSES) INCOME	(513,924)	24,827

LOSS BEFORE INCOME TAXES	(3,515,948)	(2,051,677)

INCOME TAX EXPENSE (Note 11)	3,718	1,867

NET LOSS	(3,519,666)	(2,053,544)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	—	2,367
Realized foreign currency translation gain on liquidation of subsidiary	—	(129,427)
TOTAL OTHER COMPREHENSIVE LOSS	—	(127,060)

COMPREHENSIVE LOSS	$(3,519,666)	$(2,180,604)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	210,615,345	184,303,857

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,519,666)	$(2,053,544)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concessions' impairment	27,105	38,829
Provision for (recovery of) uncollectible value-added taxes	37,457	(69,981)
Foreign currency transaction gain	(4,132)	(25,448)
Change in fair value of warrant derivative liability (Note 10)	510,968	100,020
Change in fair value of stock option liability (Note 9)	(8,189)	(6,921)
Stock options issued for compensation (Note 9)	245,629	152,349
Warrant issuance costs (Note 8)	—	18,819
Gain on liquidation of subsidiary (Note 1)	—	(129,781)
Changes in operating assets and liabilities:
Value-added tax receivable	(64,635)	(26,983)
Income tax receivables	(170)	—
Other receivables	(6,865)	(614)
Prepaid expenses and deposits	(121,499)	(3,394)
Accounts payable	121,484	(37,753)
Accrued liabilities and expenses	135,216	25,831
Income tax payable	(80)	(5,450)
Net cash used in operating activities	(2,647,377)	(2,024,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	(15,541)	—
Purchase of equipment	(19,836)	—
Net cash used in investing activities	(35,377)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 3)	922,783	—
Proceeds from exercise of warrants, net of costs (Note 8)	633,908	—
Proceeds from issuance of common stock, net of offering costs (Note 8)	3,469,657	1,230,504
Net cash provided by financing activities	5,026,348	1,230,504

Effect of exchange rates on cash and cash equivalents	469	7,965

Net increase (decrease) in cash and cash equivalents	2,344,063	(785,552)
Cash and cash equivalents beginning of year	681,776	1,467,328

Cash and cash equivalents end of year	$3,025,839	$681,776

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2018	2017

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,599	$9,611
Interest paid	$2,329	$2,502

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 8)	$26,165	$12,967
Offering costs included in accounts payable and accrued liabilities	$50,653	$51,788

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Number of Shares	Amount	Capital	Deficit	Income	Total
Balance, November 1, 2016	177,894,967	$1,778,949	$126,820,897	$(120,281,820)	$219,308	$8,537,334
Issuance of common stock as follows:
- for cash at a price of Canadian dollar ("$CDN") $0.08 per share with attached warrants, less offering costs of $165,227 (Note 8)	21,365,000	213,650	812,676	—	—	1,026,326
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	152,349	—	—	152,349
Reclassification of warrants to derivative liability (Note 10)	—	—	(94,143)	—	—	(94,143)
Reclassification of consultant stock options to liability (Note 9)	—	—	(12,115)	—	—	(12,115)
Other comprehensive loss – Realized foreign currency translation gain on liquidation of subsidiary	—	—	—	—	(129,427)	(129,427)
Other comprehensive gain – Foreign currency translation adjustments	—	—	—	—	2,367	2,367
Net loss for the year ended October 31, 2017	—	—	—	(2,053,544)	—	(2,053,544)
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147

Issuance of common stock as follows:
- for cash at a price of $0.13 per share with attached warrants, less offering costs of $343,816 (Note 8)	29,141,872	291,419	3,153,208	—	—	3,444,627
- exercise of warrants at a price of $CDN 0.13 per share, less costs of $795 (Note 8)	5,565,000	55,650	508,689	—	—	564,339
- exercise of agent warrants at a price of $CDN 0.10 per share, less costs of $333 (Note 8)	901,375	9,014	60,556	—	—	69,570
Earn-In Option Agreement (Note 3)	—	—	922,783	—	—	922,783
Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	245,629	—	—	245,629

Fair value of warrants issued to agents in connection with the $0.13 per share private placement (Notes 8 and 10)	—	—	26,165	—	—	26,165
Reclassification of consultants' stock options to liability (Note 9)	—	—	(28,111)	—	—	(28,111)
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 10)	—	—	385,738	—	—	385,738
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.10 (Note 10)	—	—	61,447	—	—	61,447

Net loss for the year ended October 31, 2018	—	—	—	(3,519,666)	—	(3,519,666)
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668

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
All figures are in United States dollars unless otherwise noted.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.  The wholly owned subsidiaries of the Company are listed in Note 1 to the consolidated financial statements.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model.

Under the VIE model, a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE's economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporations Minera Metalin and Contratistas.

The Company has determined Minera Metalin and Contratistas are variable interest entities and the Company is the primary beneficiary.

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

Revenue Recognition

The Company recognizes revenue when the title and risks and rewards of ownership pass to the buyer, the selling price is fixed and determinable, persuasive evidence of an arrangement exists and collection of the sale proceeds is considered probable.  As of October 31, 2018, the Company has not recognized any revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase.

Property Concessions

Property concession acquisition costs are capitalized when incurred and will be amortized using the units of production method following the commencement of production.  If a property concession is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.  To date, no property concessions have reached the production stage.

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

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Reform") was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.
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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the "more likely than not" standard imposed by this guidance to allow recognition of such an asset.  Management recorded a full valuation allowance at October 31, 2018 and 2017 against the deferred tax assets as it determined that future realization would not meet the "more likely than not" criteria.

Warrant Derivative liability

The Company classifies warrants with a Canadian Dollar ("$CDN") exercise price on its consolidated balance sheets as a derivative liability that is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to fair value the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to fair value the warrants that do have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividend nor does the Company anticipate paying any dividend in the foreseeable future.

The derivatives warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period.

Stock-Based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants.  The expected term of the options is based upon an evaluation of  historical and expected future exercise behavior.  The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date.  Volatility is determined based upon historical volatility of the Company's stock and adjusted if future volatility is expected to vary from historical experience.  The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.  The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period. Stock options granted to consultants when the exercise price is in $CDN are classified as stock option liability on the Company's consolidated balance sheets upon vesting.

The Company classifies cumulative compensation cost associated with options on subsidiary equity as additional paid-in capital until exercise.

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share.  Although there were stock options and warrants in the aggregate of 55,250,230 shares and 39,958,986 shares outstanding at October 31, 2018 and 2017, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2018 and 2017, the functional currency of Silver Bull Resources, Inc. and its subsidiaries is the U.S. dollar, except for the former Gabonese subsidiary whose functional currency was the Central African franc ("$CFA").

During the years ended October 31, 2018 and 2017, the Company's Mexican operations' monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate.  The Company's Mexican operations' revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate.  Foreign currency translation gains and losses of the Company's Mexican operations are included in the consolidated statement of operations.

During the year ended October 31, 2017, assets and liabilities of the Company's Gabonese operations were translated into U.S. dollars at the period-end exchange rate, and revenue and expenses were translated at the average exchange rate during the period.  Exchange differences arising on translation were disclosed as a separate component of stockholders' equity.  Realized gains and losses from foreign currency transactions were reflected in the results of operations. Upon the liquidation of African Resources, the Company reclassified a certain amount from other comprehensive income to gain on the liquidation of a subsidiary in the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements Adopted in the Year

Effective November 1, 2017, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

Effective as of November 1, 2017, the Company adopted the FASB's ASU 2015-17, "Balance Sheet Classification of Deferred Income Taxes (Topic 740)," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting," to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for the Company's fiscal year beginning November 1, 2019. Early application is permitted. At this time, the Company has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures.

In February 2017, the FASB issued ASU 2017-05, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee.  These changes become effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company has not completed the assessment of the effects of this update on the Company's financial position, results of operations or cash flows and disclosures. The Company's preliminary assessment has focused on the assets of our subsidiaries involved in the Sierra Mojada Project and, based on our preliminary assessment, the Company does not expect this standard to affect the Company's conclusion that the assets of our Sierra Mojada Project should not be derecognized at this time.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805):  Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses.  If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. These changes became effective for the Company's fiscal year beginning November 1, 2018. Although the subject of the standard may be applicable to the Company's financial statements at the time of an acquisition or disposition, the standard change is to be applied prospectively and, accordingly, is not expected to affect the Company's financial statements as of the effective date.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash," which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company does not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments," which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes became effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company does not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company does not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" became effective for the Company's fiscal year beginning November 1, 2018. At this time, the Company does not expect this standard to affect the Company's financial position, results of operations or cash flows and disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – EARN-IN OPTION AGREEMENT
On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the "Option Agreement") with South32 International Investment Holdings Pty Ltd ("South32"), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the "Option"), Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the "Sierra Mojada Project"), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the "Initial Funding"). Funding is made on a quarterly basis based on the subsequent quarter's exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the "Subscription Payment"), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company with South32 being able to approve the exploration program funded by it. In June 2018, the Company received initial funding from South32 of $922,783.  In December 2018, the Company received the second payment of $309,000 from South32. As of October 31, 2018, $236,846 remains unspent. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.
Upon exercise of the Option, Minera Metalin and Contratistas are required to issue common shares to South32.  Pursuant to the Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.
The Company has determined the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company has also determined that the Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest.   If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and which are not currently probable.
No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

The combined carrying amount of the assets and liabilities of Minera Metalin and Contratistas (consolidated with their wholly-owned subsidiary) are as follows at October 31, 2018:

Assets:	Mexico
Cash and cash equivalents	$33,000
Value-added tax receivable, net	175,000
Other receivables	1,000
Prepaid expenses and deposits	11,000
Office and mining equipment, net	201,000
Property concessions	5,020,000
Total assets	$5,441,000

Liabilities:
Accounts payable	4,000
Accrued liabilities and expenses	319,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,640,000
Total liabilities	$3,963,000

Net advances and investment in the Company's Mexican subsidiaries	$1,478,000

In addition, at October 31, 2018, Silver Bull Resources, Inc. holds $224,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration of Sierra Mojada.

The Company's maximum exposure to loss at October 31, 2018 is $5,118,000, which includes the carrying value of the VIEs' net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax ("VAT") receivable relates to VAT paid in Mexico.  The Company estimates net VAT of $175,020 will be received within 12 months of the balance sheet date.  The allowance for uncollectible VAT taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions. During the fiscal year ended October 31, 2017, a recovery of VAT originating from Gabon of $52,951 and Mexico of $17,030 has been recorded in the consolidated statements of operations and comprehensive loss.
A summary of the changes in the allowance for uncollectible VAT taxes related to Mexico for the fiscal years ended October 31, 2018 and 2017 is as follows:

Allowance for uncollectible VAT taxes – October 31, 2016	$88,283
Recovery of uncollectible VAT Taxes	(17,030)
Write-off VAT receivable	(2,312)
Foreign currency translation adjustment	(1,212)
Allowance for uncollectible VAT taxes – October 31, 2017	67,729
Provision for uncollectible VAT Taxes	37,457
Write-off VAT receivable	(3,440)
Foreign currency translation adjustment	(3,332)
Allowance for uncollectible VAT taxes – October 31, 2018	$98,414

NOTE 5 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company's office and mining equipment at October 31, 2018 and October 31, 2017:

	October 31,	October 31,
	2018	2017

Mining equipment	$358,513	$358,513
Vehicles	73,287	53,451
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	778,994	759,158
Less: Accumulated depreciation	(577,508)	(550,403)
Office and mining equipment, net	$201,486	$208,755

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company's property concessions in Sierra Mojada, Mexico as at October 31, 2018 and 2017:

Property Concessions – October 31, 2017	$5,004,386
Acquisitions	15,541
Property Concessions – October 31, 2018	$5,019,927

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

The following is a summary of the Company's goodwill balance as at October 31, 2018 and 2017:

Goodwill – October 31, 2018 and 2017	$2,058,031

NOTE 8 – COMMON STOCK
On July 25 and August 20, 2018, the Company completed a two tranche private placement for 29,141,872 units at a purchase price of $0.13 per unit (the "$0.13 Unit") for gross proceeds of $3,788,443. Each $0.13 Unit consists of one share of the Company's common stock and one half of one common stock purchase warrant (the "$0.13 Warrant").  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $224,110 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,231,374 non-transferable warrants (the "2018 Agent's Warrants"). Each 2018 Agent's Warrant entitles an agent to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent's Warrants was determined to be $26,165 (Note 10), and the Company incurred other offering costs of $93,541.
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
The Company incurred costs of $1,128 related to the warrant exercises in the year ended October 31, 2018.
On July 10 and August 3, 2017, the Company completed a two tranche private placement for 21,365,000 units at a purchase price of $CDN 0.08 per unit (the "$CDN 0.08 Unit") for gross proceeds of $1,330,976 ($CDN 1,709,200). Each $CDN 0.08 Unit consists of one share of the Company's common stock and one warrant (the "$CDN 0.08 Warrant").  Each $CDN 0.08 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder's fee totaling $78,169 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,259,300 non-transferable warrants (the "2017 Agent's Warrants"). Each 2017 Agent's Warrant entitles an agent to acquire one share of common stock at a price of $CDN 0.10 for a period of 24 months from the closing of the private placement. The fair value of the 2017 Agent's Warrants was determined to be $12,967 (Note 10), and the Company incurred other offering costs of $92,910. Of these costs $18,819 is included in warrant issuance costs in the consolidated statements of operations and comprehensive loss.
NOTE 9 – STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2018 and 2017 are as follows:

Year Ended October 31,
Options	2018	2017

Expected volatility	40% – 87%	78% – 87%
Risk-free interest rate	1.94% – 2.60%	1.35% – 1.56%
Dividend yield	—	—
Expected term (in years)	2.50 – 5.00	2.50 – 3.50

During the year ended October 31, 2018, the Company granted options to acquire 350,000 shares of common stock with an exercise price of $CDN 0.215 per share and 7,825,000 options to acquire shares of common stock with an exercise price of $CDN 0.13 per share. No options were exercised during the year ended October 31, 2018. The weighted-average grant-date fair value of the stock options granted was $0.06 per share.

During the year ended October 31, 2017, the Company granted options to acquire 4,075,000 shares of common stock with a weighted-average grant-date fair value of $0.05 per share and an exercise price of $CDN 0.125 per share. No options were exercised during the year ended October 31, 2017.

The following is a summary of stock option activity for the fiscal years ended October 31, 2018 and 2017:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	11,517,858	0.28	2.66	$227,891
Granted	4,075,000	0.09
Expired	(2,770,000)	0.52
Cancelled	(28,572)	2.18
Outstanding at October 31, 2017	12,794,286	0.16	2.98	$110,622
Granted	8,175,000	0.10
Expired	(2,019,286)	0.40
Outstanding at October 31, 2018	18,950,000	$0.11	3.48	$429,158
Exercisable at October 31, 2018	12,375,000	$0.12	3.24	$323,930

The Company recognized stock-based compensation costs for stock options of $245,629 and $152,349 for the fiscal years ended October 31, 2018 and 2017, respectively.  As of October 31, 2018, there remains $283,807 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.7 years.

Summarized information about stock options outstanding and exercisable at October 31, 2018 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	2.32	$0.06	4,075,000	$0.06
0.10	11,900,000	4.39	0.10	5,325,000	0.10
0.16	350,000	4.30	0.16	350,000	0.16
0.19 – 0.26	2,625,000	1.06	0.25	2,625,000	0.25
$0.06 – 0.26	18,950,000	3.48	$0.11	12,375,000	$0.12

Stock options granted to consultants with a $CDN exercise price are classified as a stock option liability on the Company's consolidated balance sheets upon vesting. The following is a summary of the Company's stock option liability at October 31, 2018 and October 31, 2017:

Stock option liability at October 31, 2016	$—
Reclassification from additional paid-in capital	12,115
Change in fair value of stock option liability	(6,921)
Stock option liability at October 31, 2017	$5,194
Reclassification from additional paid-in capital	28,111
Change in fair value of stock option liability	(8,189)
Stock option liability at October 31, 2018	$25,116

NOTE 10 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2018 and 2017 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	4,540,400	$0.12	2.67	$—
Issued in the $CDN 0.08 Unit private placement (Note 8)	21,365,000	$0.10
Agent's Warrants (Note 8)	1,259,300	0.08
Outstanding and exercisable at October 31, 2017	27,164,700	$0.10	1.70	$9,769
Issued in the $0.13 Unit private placement (Note 8)	14,570,931	$0.16
Agent's Warrants (Note 8)	1,231,374	$0.14
Expired	(200,400)	$0.15
Exercised	(6,466,375)	$0.10
Outstanding and exercisable at October 31, 2018	36,300,230	$0.13	1.16	$254,068

During the year ended October 31, 2018, the Company issued 14,570,931 warrants with an exercise price of $0.16 in connection with the $0.13 Unit private placement and issued 1,231,374 compensation warrants to agents with an exercise price of $0.14 (Note 8). The fair value of the 2018 Agent's Warrants was determined to be $26,165 based on the Black-Scholes pricing model using a risk-free interest rate of 2.8% - 2.9%, expected volatility of 39% - 45%, a dividend yield of 0%, and a contractual term of two years.
Warrants exercised during the year ended October 31, 2018 are discussed in Note 8.
The warrants exercised during the year end October 31, 2018 had an intrinsic value of $447,185.
During the year ended October 31, 2017, the Company issued 21,365,000 warrants with an exercise price of $CDN 0.13 in connection with the $CDN 0.08 Unit private placement and issued 1,259,300 compensation warrants to agents with an exercise price of $CDN 0.10 (Note 8). The fair value of the warrants issued on the date of issuance in the $CDN 0.08 Unit private placement was determined to be $139,423 based on the Black-Scholes pricing model. The fair value of the 2017 Agent's Warrants on the date of issuance was determined to be $12,967 based on the Black-Scholes pricing model.

No warrants were exercised during the year ended October 31, 2017.

Summarized information about warrants outstanding and exercisable at October 31, 2018 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	357,925	0.69	$0.08
0.10	15,800,000	0.70	0.10
0.12	4,340,000	0.72	0.12
0.14	1,231,374	1.75	0.14
0.16	14,570,931	1.75	0.16
$0.08 – 0.16	36,300,230	1.16	$0.13

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

The Company's warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company's warrant derivative liability at October 31, 2018 and October 31, 2017:

Warrant derivative liability at October 31, 2016	$—
Reclassification from additional paid-in capital	94,143
Warrants issued in $CDN 0.08 Unit private placement	139,423
Agent's warrants issued in $CDN 0.08 Unit private placement	12,967
Change in fair value of warrant derivative liability	100,020
Foreign currency translation adjustment	(4,836)
Warrant derivative liability at October 31, 2017	$341,717
Change in fair value of warrant derivative liability	510,968
Reclassification to additional paid-in capital upon exercise of warrants	(447,185)
Warrant derivative liability at October 31, 2018	$405,500

NOTE 11 – TAX REFORM AND INCOME TAXES

Provision for Taxes

The Tax Reform was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Reform requires the Company to use a blended statutory tax rate of 23% for the year ended October 31, 2018.

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

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2018	2017
United States	$(2,228,000)	$(1,339,000)
Foreign	(1,288,000)	(713,000)
Loss before income taxes	$(3,516,000)	$(2,052,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2018	2017
Current tax expense	$3,718	$1,867
Deferred tax expense	—	—
	$3,718	$1,867

The Company's provision for income taxes for the fiscal year ended October 31, 2018 consisted of a tax expense of $3,718 related to a provision for income taxes for Contratistas and the Silver Bull Canadian branch return for the fiscal year ended October 31, 2018.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2018	2017

Income tax benefit calculated at U.S. federal income tax rate	$(808,000)	$(718,000)

Differences arising from:
Other permanent differences	207,000	130,000
Differences due to foreign income tax rates	(81,000)	43,000
Adjustment to prior year taxes	68,000	(77,000)
Inflation adjustment foreign net operating loss	(375,000)	(422,000)
Foreign currency fluctuations	417,000	115,000
(Decrease) increase in valuation allowance	(4,810,000)	353,000
Re-measurement of deferred tax assets at 21%	4,767,000	—
Net operation loss carry forwards expiration - United States	99,000	—
Net operation loss carry forwards expiration - Mexico	520,000	565,000
Other	—	13,000
Net income tax provision	$4,000	$2,000

The components of the deferred tax assets at October 31, 2018 and 2017 were as follows:

	October 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards – U.S.	$7,232,000	$11,766,000
Net capital loss carry forwards – U.S.	62,000	103,000
Net operating loss carry forwards – Mexico	7,736,000	8,111,000
Stock-based compensation – U.S.	7,000	11,000
Exploration costs	295,000	122,000
Other – United States	26,000	36,000
Other – Mexico	19,000	38,000
Total net deferred tax assets	15,377,000	20,187,000
Less: valuation allowance	(15,377,000)	(20,187,000)
Net deferred tax asset	$—	$—

At October 31, 2018, the Company has U.S. net operating loss carry-forwards of approximately $34 million that expire in the years 2019 through 2038.  The Company has U.S net capital loss carry-forwards of approximately $0.3 million that expire in the year 2020.  The Company has approximately $26 million of net operating loss carry-forwards in Mexico that expire in the years 2019 through 2028.

The valuation allowance for deferred tax assets of $15.4 and $20.2 million at October 31, 2018 and 2017, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions.  The decrease in deferred tax assets prior to valuation allowance was primarily due to applying a 21% enacted federal tax rates at October 31, 2018 compared to 35% at October 31, 2017 for U.S. balances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment, it has determined that the deferred tax assets are not currently realizable.

Net Operating Loss Carry Forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code.  As a result of the Dome merger in April 2010, substantial changes in the Company's ownership have occurred that may limit or reduce the amount of net operating loss carry forwards that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership change may have had on its operating loss carry forwards.  In each period since its inception, the Company has recorded a valuation allowance for the full amount of its deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, the Company has not recognized any federal or state income tax benefit in its consolidated statement of operations and comprehensive loss.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2018 and 2017, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2018, and accordingly the Company's effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company's principal tax jurisdictions:

United States:	2014 and all following years
Mexico:	2013 and all following years
Canada:	2014 and all following years

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

NOTE 12 – FINANCIAL INSTRUMENTS

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
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at October 31, 2018 and 2017 due to the short maturities of these financial instruments.
Derivative liability
The Company classifies warrants with a $CDN exercise price on its consolidated balance sheets as a derivative liability that is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar. The Company has used the Black-Scholes pricing model to determine the fair value of the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to determine the fair value of the warrants that do have an acceleration feature (Note 10). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future.

The Company reclassifies stock options granted to consultants with a $CDN exercise price on its consolidated balance sheets upon vesting as a stock option liability that is fair valued at each reporting period subsequent to reclassification as the functional currency of Silver Bull is the U.S. dollar. The Company has used the Black-Scholes pricing model to fair value these stock options. Determining the appropriate fair-value model and calculating the fair value of these stock options requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company's common stock at the date of reclassification, and at each subsequent reporting period, is based on the historical volatility of the Company's common stock and adjusted if future volatility is expected to vary from historical experience. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. The expected life of the options is based upon historical and expected future exercise behavior. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

The derivatives warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. These are considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy:

	October 31, 2018
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$25,116
Warrant derivative liability	$—	$—	$405,500

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations.  To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $250,000 and $CDN cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation ("CDIC") for up to $CDN 100,000.  Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions.  As of October 31, 2018 and 2017, the Company's cash and cash equivalent balances held in United States and Canadian financial institutions included $2,919,461 and $578,773 respectively, which was not insured by the FDIC or CDIC.  The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico.  These accounts are denominated in the local currency and are considered uninsured.  As of October 31, 2018 and 2017, the U.S. dollar equivalent balance for these accounts was $32,668 and $25,408, respectively.

Interest Rate Risk

The Company holds substantially all of the Company's cash and cash equivalents in bank and demand deposit accounts with major financial institutions.  The interest rates received on these balances may fluctuate with changes in economic conditions.  Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2018, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $4,065.

Foreign Currency Exchange Risk

The Company is not subject to any material market risk related to foreign currency exchange rate fluctuations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property based on the revenue generated from production.  Total payments under this royalty are limited to $6.875 million (the "Royalty"). To date no royalties have been paid.

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
On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, "Valdez") filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company's subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property.  Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement.  On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez.  The Company and the Company's Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered, finding for the Company (the defendant) and acquitting the Company of all of the plaintiff's claims and demands. The Company did not accrue any amounts in its consolidated financial statements with respect to this claim.
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

NOTE 14 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests.  The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2018	2017
Net loss
Mexico	$(1,292,000)	$(928,000)
Canada	(2,228,000)	(1,339,000)
Gabon	-	213,000
Net Loss	$(3,520,000)	$(2,054,000)

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2018:

	Canada	Mexico	Total
Cash and cash equivalents	$2,993,000	$33,000	$3,026,000
Value-added tax receivable, net	-	175,000	175,000
Other receivables	11,000	1,000	12,000
Prepaid expenses and deposits	226,000	11,000	237,000
Office and mining equipment, net	-	202,000	202,000
Property concessions	-	5,020,000	5,020,000
Goodwill	-	2,058,000	2,058,000
	$3,230,000	$7,500,000	$10,730,000

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2017:

	Canada	Mexico	Total
Cash and cash equivalents	$657,000	$25,000	$682,000
Value-added tax receivable, net	-	157,000	157,000
Other receivables	4,000	1,000	5,000
Prepaid expenses and deposits	102,000	15,000	117,000
Office and mining equipment, net	-	209,000	209,000
Property concessions	-	5,004,000	5,004,000
Goodwill	-	2,058,000	2,058,000
	$763,000	$7,469,000	$8,232,000

The Company has significant assets in Coahuila, Mexico.  Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company's operations.  The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended October 31,
Exploration and property holding costs for the year	2018	2017
Mexico Sierra Mojada	$(1,241,000)	$(944,000)
Gabon Mitzic	-	31,000
	$(1,241,000)	$(913,000)