Form 10-Q
period 2019-01-31
SILVER BULL RESOURCES, INC.
filed 2019-03-15
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

As of March 15, 2019, there were 236,328,214 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	October 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,994,197	$3,025,839
Value-added tax receivable, net of allowance for uncollectible taxes of $114,113 and $98,414 respectively (Note 6)	205,933	175,020
Income tax receivables	357	160
Other receivables	18,753	12,045
Prepaid expenses and deposits	149,957	237,253
Total Current Assets	3,369,197	3,450,317

Office and mining equipment, net (Note 7)	194,269	201,486
Property concessions (Note 8)	5,031,747	5,019,927
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$10,653,244	$10,729,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$154,036	$253,327
Accrued liabilities and expenses	206,894	439,450
Income tax payable	1,500	4,700
Stock option liability (Note 11)	23,325	25,116
Warrant derivative liability (Note 12)	516,881	405,500
Total Current Liabilities	902,636	1,128,093

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 235,268,214, and 234,868,214 shares issued and outstanding, respectively	2,352,682	2,348,682
Additional paid-in capital	134,162,059	133,015,768
Accumulated deficit	(126,856,381)	(125,855,030)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	9,750,608	9,601,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,653,244	$10,729,761

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2019	2018

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	458,029	174,104
Depreciation	7,217	7,117
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	465,246	181,221

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	173,207	132,297
Office and administrative	125,892	98,966
Professional services	64,881	51,910
Directors’ fees	54,465	42,014
Provision for uncollectible value-added taxes (Note 6)	9,316	19,402
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	427,761	344,589

LOSS FROM OPERATIONS	(893,007)	(525,810)

OTHER INCOME (EXPENSES)
Interest income	119	640
Interest and finance costs	—	(949)
Foreign currency transaction gain (loss)	5,831	(2,973)
Change in fair value of stock option liability (Note 11)	1,791	(8,041)
Change in fair value of warrant derivative liability (Note 12)	(114,413)	(1,598,344)
Miscellaneous income	—	225
TOTAL OTHER INCOME (EXPENSES)	(106,672)	(1,609,442)

LOSS BEFORE INCOME TAXES	(999,679)	(2,135,252)

INCOME TAX EXPENSE	1,672	1,326
NET LOSS AND COMPREHENSIVE LOSS	$(1,001,351)	$(2,136,578)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	234,872,562	199,425,252

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668

Issuance of common stock as follows:

- Exercise of warrants at a price of Canadian dollar (“$CDN”) 0.13 per share less costs of $70 (Note 10)	400,000	4,000	35,348	—	—	39,348

Earn-in option agreement (Note 4)	—	—	1,046,000	—	—	1,046,000

Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	3,032	—	—	3,032

Stock option and warrants activity as follows:

- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	61,911	—	—	61,911

Net loss for the three month period ended January 31, 2019	—	—	—	(1,001,351)	—	(1,001,351)
Balance, January 31, 2019	235,268,214	$2,352,682	$134,162,059	$(126,856,381)	$92,248	$9,750,608

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,001,351)	$(2,136,578)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,217	7,117
Provision for uncollectible value-added taxes	9,316	19,402
Foreign currency transaction gain	(9,288)	(7,518)
Change in fair value of warrant derivative liability (Note 12)	114,413	1,598,344
Change in fair value of stock option liability (Note 11)	(1,791)	8,041
Stock options issued for compensation	61,911	31,620
Changes in operating assets and liabilities:
Value-added tax receivable	(29,068)	(11,887)
Income tax receivables	(181)	(2,925)
Other receivables	(6,634)	163
Prepaid expenses and deposits	86,624	(10,995)
Accounts payable	(99,449)	(17,178)
Accrued liabilities and expenses	(235,966)	(35,395)
Income tax payable	(3,200)	1,000
Net cash used in operating activities	(1,107,447)	(556,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions (Note 8)	(11,820)	(15,541)
Net cash used in investing activities	(11,820)	(15,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	1,046,000	—
Proceeds from exercise of warrants, net of costs (Note 10)	39,348	94,634
Net cash provided by financing activities	1,085,348	94,634

Effect of exchange rates on cash and cash equivalents	2,277	6,490

Net decrease in cash and cash equivalents	(31,642)	(471,206)

Cash and cash equivalents beginning of period	3,025,839	681,776

Cash and cash equivalents end of period	$2,994,197	$210,570

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2019	2018

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$1,072
Interest paid	—	949

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issuance costs included in accounts payable and accrued liability	$—	$220

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

NOTE 2 – BASIS OF PRESENTATION
The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at October 31, 2018 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.
All figures are in United States dollars unless otherwise noted.
The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018 filed on January 16, 2019, except as follows.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2019
Effective November 1, 2018, the Company adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee.  The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Effective November 1, 2018, the Company adopted the FASB’s ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2018, the Company adopted the FASB’s ASU 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash,” which required entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2018, the Company adopted the FASB’s ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2018, the Company adopted the FASB’s ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Effective November 1, 2018, the Company adopted the FASB’s 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about revenue recognition. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for the Company’s fiscal year beginning November 1, 2019. Early application is permitted. At this time, the Company has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures.

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

Other recent accounting pronouncement issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – EARN-IN OPTION AGREEMENT
On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. In June 2018, the Company received initial funding from South32 of $922,783.  During the period from November 1, 2018 to January 31, 2019, the Company received two payments totaling $1,046,000 from South32. In March 2019, the Company received the fourth payment of $1,175,380 from South32. As of January 31, 2019, $501,648 remains unspent. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.
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
The Company has determined that Minera Metalin and Contratistas are variable interest entities (“VIEs”) and that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company has also determined that the Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest.   If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances that are not wholly in control of the Company or South32 and are not currently probable.
No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with Minera Metalin’s  wholly-owned subsidiary) are as follows at January 31, 2019:

Assets:	Mexico
Cash and cash equivalents	$101,000
Value-added tax receivable, net	206,000
Other receivables	1,000
Prepaid expenses and deposits	9,000
Office and mining equipment, net	194,000
Property concessions	5,032,000
Total assets	$5,543,000

Liabilities:
Accounts payable	2,000
Accrued liabilities and expenses	65,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,376,000
Total liabilities	$3,443,000

Net advances and investment in the Company’s Mexican subsidiaries	$2,100,000

In addition, at January 31, 2019, Silver Bull Resources, Inc. holds $429,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration of Sierra Mojada.

The Company’s maximum exposure to loss at January 31, 2019 is $5,476,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – LOSS PER SHARE
The Company had stock options and warrants outstanding at January 31, 2019 and 2018 that upon exercise were issuable into 54,666,896 and 38,735,325 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.
NOTE 6 – VALUE-ADDED TAX RECEIVABLE
Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $205,933 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2019 is as follows:
Allowance for uncollectible VAT – October 31, 2018	$98,414
Provision for VAT receivable allowance	9,316
Foreign currency translation adjustment	5,666
Write-off of VAT receivable	717
Allowance for uncollectible VAT – January 31, 2019	$114,113

NOTE 7 – OFFICE AND MINING EQUIPMENT
The following is a summary of the Company’s office and mining equipment at January 31, 2019 and October 31, 2018, respectively:
	January 31,	October 31,
	2019	2018

Mining equipment	$358,513	$358,513
Vehicles	73,287	73,287
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	778,994	778,994
Less: Accumulated depreciation	(584,725)	(577,508)
Office and mining equipment, net	$194,269	$201,486

NOTE 8 – PROPERTY CONCESSIONS
The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2019 and October 31, 2018:
Property concessions –October 31, 2018	$5,019,927
Acquisitions	11,820
Property concessions – January 31, 2019	$5,031,747

NOTE 9 – GOODWILL
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2018, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment tests as of April 30th of each fiscal year.

The following is a summary of the Company’s goodwill balance as at January 31, 2019 and October 31, 2018:

Goodwill – January 31, 2019 and October 31, 2018	$2,058,031

NOTE 10 – COMMON STOCK
On March 6, 2019, 460,000 warrants to acquire 460,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $44,560 ($CDN 59,800).
On February 21, 2019, 600,000 warrants to acquire 600,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $59,109 ($CDN 78,000).
On January 30, 2019, 400,000 warrants to acquire 400,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $39,418 ($CDN 52,000).
The Company incurred costs of $70 related to warrant exercises in the three months ended January 31, 2019.
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
The Company incurred costs of $220 related to warrant exercises in the three months ended January 31, 2018.

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

No options were granted or exercised during the three months ended January 31, 2019 and January 31, 2018.

The following is a summary of stock option activity for the three months ended January 31, 2019:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2018	18,950,000	$0.11	3.48	$429,158
Cancelled	(183,334)	0.10
Outstanding at January 31, 2019	18,766,666	$0.11	3.19	$546,447
Exercisable at January 31, 2019	12,375,000	$0.12	2.61	$395,396

The Company recognized stock-based compensation costs for stock options of $61,911 and $31,620 for the three months ended January 31, 2019 and 2018, respectively. As of January 31, 2019, there was $209,283 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.61 years.
Summarized information about stock options outstanding and exercisable at January 31, 2019 is as follows:
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	2.06	$0.06	4,075,000	$0.06
0.10	11,716,666	4.09	0.10	5,325,000	0.10
0.16	350,000	4.05	0.16	350,000	0.16
0.19 – 0.26	2,625,000	0.81	0.25	2,625,000	0.25
$0.06 – 0.26	18,766,666	3.19	$0.11	12,375,000	$0.12

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company’s interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company’s stock option liability at January 31, 2019 and October 31, 2018:

Stock option liability at October 31, 2018:	$25,116
Change in fair value of stock option liability	(1,791)
Stock option liability at January 31, 2019	$23,325

 NOTE 12 – WARRANTS
A summary of warrant activity for the three months ended January 31, 2019 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2019	36,300,230	$0.13	1.16	$254,068
Exercised	(400,000)	$0.10
Outstanding and exercisable at January 31, 2019	35,900,230	$0.13	0.91	$367,831

Warrants exercised during the three months ended January 31, 2019 and 2018 are discussed in Note 10.
The warrants exercised during the three months ended January 31, 2019 and 2018 had an intrinsic value of $3,032 and $81,231, respectively.
Summarized information about warrants outstanding and exercisable at January 31, 2019 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	357,925	0.44	$0.08
0.10	15,400,000	0.45	0.10
0.12	4,340,000	0.47	0.12
0.14	1,231,374	1.49	0.14
0.16	14,570,931	1.50	0.16
$0.08 – 0.16	35,900,230	0.91	$0.13

If the closing price of the Company’s common stock on the TSX is higher than $CDN 0.30 for 20 consecutive trading days, then on the 20th consecutive trading day (the “Acceleration Trigger Date”) the expiry date of the above $0.12 warrants may be accelerated to the 20th trading day after the Acceleration Trigger Date by the issuance, within three trading days of the Acceleration Trigger Date, of a news release announcing such acceleration.

The Company’s warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at January 31, 2019 and October 31, 2018:

Warrant derivative liability at October 31, 2018:	$405,500
Change in fair value of warrant derivative liability	114,413
Reclassification to additional paid-in capital upon exercise of warrants	(3,032)
Warrant derivative liability at January 31, 2019	$516,881

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
The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at January 31, 2019 and October 31, 2018 due to the short maturities of these financial instruments.
Derivative liability
The Company classifies warrants with a $CDN exercise price on its interim condensed consolidated balance sheets as a derivative liability, which is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar. The Company has used the Black-Scholes pricing model to determine the fair value of the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to determine the fair value of the warrants that do have an acceleration feature (Note 12). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future.

The Company reclassifies stock options granted to consultants with a $CDN exercise price on its interim condensed consolidated balance sheets upon vesting as a stock option liability that is fair valued at each reporting period subsequent to reclassification as the functional currency of Silver Bull is the U.S. dollar. The Company has used the Black-Scholes pricing model to fair value these stock options. Determining the appropriate fair-value model and calculating the fair value of these stock options requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of reclassification, and at each subsequent reporting period, is based on the historical volatility of the Company’s common stock and adjusted if future volatility is expected to vary from historical experience. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. The expected life of the options is based upon historical and expected future exercise behavior. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

The derivative warrants are not traded in an active market, and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the interim condensed consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in fair value are recorded in the interim condensed consolidated statement of operations and comprehensive loss each reporting period. These are considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy:

	January 31, 2019
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$23,325
Warrant derivative liability	$—	$—	$516,881

Credit Risk
Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.
The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings.  Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2019, and October 31, 2018, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $2,817,248 and $2,919,461, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.
The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2019, and October 31, 2018, the U.S. dollar equivalent balance for these accounts was $100,869 and $32,668, respectively.
Interest Rate Risk
The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2019, a 1% decrease in interest rates would have resulted in a reduction of approximately $119 in interest income for the period.
Foreign Currency Exchange Risk
The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Compliance with Environmental Regulations
The Company’s exploration activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company’s activities.
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
From time to time, the Company is involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against the Company and pursue its full legal rights in cases where the Company has been harmed. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.
NOTE 15 – SEGMENT INFORMATION
The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.
Geographic information is approximately as follows:
	For the Three Months Ended
	January 31,
	2019	2018

Mexico	$(469,000)	$(201,000)
Canada	(532,000)	(1,936,000)
Net Loss	$(1,001,000)	$(2,137,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2019:
	Canada	Mexico	Total
Cash and cash equivalents	$2,893,000	$101,000	$2,994,000
Value-added tax receivable, net	-	206,000	206,000
Other receivables	17,000	1,000	18,000
Prepaid expenses and deposits	141,000	10,000	151,000
Office and mining equipment, net	-	194,000	194,000
Property concessions	-	5,032,000	5,032,000
Goodwill	-	2,058,000	2,058,000
	$3,051,000	$7,602,000	$10,653,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2018:
	Canada	Mexico	Total
Cash and cash equivalents	$2,993,000	$33,000	$3,026,000
Value-added tax receivable, net	-	175,000	175,000
Other receivables	11,000	1,000	12,000
Prepaid expenses and deposits	226,000	11,000	237,000
Office and mining equipment, net	-	202,000	202,000
Property concessions	-	5,020,000	5,020,000
Goodwill	-	2,058,000	2,058,000
	$3,230,000	$7,500,000	$10,730,000

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
When we use the terms “Silver Bull,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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

•	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves”;
•	Testing of the impact of the fine bubble flotation test work on the recovery of minerals;
•	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
•	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
•	Our expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico;
•	The period during which unrecognized compensation expense is expected to be recognized;
•	Whether using major financial institutions with high credit ratings mitigates credit risk;
•	The impact of changing economic conditions on interest rates;
•	The possible impact of events in Mexico on the Company’s operations; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including without limitation, risks associated with the following:
•	The continued funding by South32 of amounts required under the Earn-In Option Agreement;
•	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;
•	Results of future exploration at our Sierra Mojada Project;
•
Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties, (ii) interest rates and (iii) foreign currency exchange rates;

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
Cautionary Note Regarding Exploration Stage Companies
We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

South32 Earn-In Option Agreement
On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. In June 2018, we received initial funding from South32 of $923,000. During the period from November 1, 2018 to January 31, 2019, we received two payments totaling $1,046,000. In March 2019, we received the fourth payment of $1,175,380 from South32. As of January 31, 2019, $502,000 remains unspent. South32 is able to terminate the Option Agreement at any time without penalty other than forfeiture of the Option.  If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.
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
We have determined that Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined the Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs.  The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest.   If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and are not currently probable.
2019 Warrants Exercised
In January 2019, we received net proceeds of approximately $39,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section. Subsequent to January 31, 2019, we received gross proceeds of approximately $104,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Property Concessions and Outlook
Sierra Mojada Property
In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. The focus of our 2019 calendar year exploration program will be the drill program described below.
Airborne Geophysics
Between September 2018 and November 2018, we completed a 5,297-line-kilometer helicopter-borne Versatile Time Domain Electro Magnetic (“VTEM”) and Magnetic Geophysical Survey over the Sierra Mojada Property. The VTEM survey was conducted as part of the work program under the Option Agreement with South32. The results of this survey aided in refining the design the drill program.
Drilling
We expect to commence an 8,000-meter drill program in March 2019 under the Option Agreement with South32.
Mineralized Material Estimate
On October 30, 2018, Archer, Cathro & Associates (1981) Limited and Timothy Barry delivered an updated technical report (the “Report”) on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 (“NI 43-101”).  The Report supersedes the prior mineralized material estimate released by the Company in June 2015. The Report includes an update on the silver and zinc mineralization which was estimated from 1,336 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes.  Using a net smelter return (“NSR”) economic cut-off, the Report indicates mineralized material in the optimized pit of 70.4 million tonnes at an average silver grade of 38.6 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. The Report used a $13.50/tonne NSR cut-off grade and assumed a silver price of $15.00/ounce and a zinc price of $1.20/pound.   Mineralized material estimates do not include any amounts categorized as inferred resources.
“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the Securities and Exchange Commission’s (the “SEC’s”) Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.
Metallurgical Studies
In May 2015, we selected and shipped samples of high grade zinc material to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.
In addition, we previously conducted a metallurgical program to test the recovery of (i) the silver mineralization using the agitation cyanide leach method and (ii) the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the silver-rich zone (the “Silver Zone”) focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of (A) low-grade zinc that occurs in the Silver Zone and (B) high-grade zinc from the zinc-rich zone that had been blended with mineralization from the Silver Zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2% with peak values of 89.0% and an overall average zinc recovery of 44% in the Silver Zone.

Results of Operations
Three Months Ended January 31, 2019 and January 31, 2018
For the three months ended January 31, 2019, we experienced a net loss of $1,001,000, or approximately $nil per share, compared to a net loss of $2,137,000, or approximately $0.01 per share, during the comparable period last year. The $1,136,000 decrease in net loss was primarily due to a $1,502,000 decrease in other expenses, which was offset by a $284,000 increase in exploration and property holding costs and a $83,000 increase in general and administrative expenses compared to the comparable period last year as described below.
Exploration and Property Holding Costs
Exploration and property holding costs increased $284,000 to $465,000 for the three months ended January 31, 2019, compared to $181,000 for the comparable period last year. This increase was mainly due to an increase in exploration activities under the Option Agreement in preparation for drilling, including the airborne geophysics survey.
General and Administrative Costs
We recorded a general and administrative expense of $428,000 for the three months ended January 31, 2019, as compared to $345,000 for the comparable period last year. The $83,000 increase was mainly the result of a $41,000 increase in personnel costs, a $27,000 increase in office and administrative cost, a $13,000 increase in professional services, a $12,000 increase in directors’ fees and a $9,000 provision for uncollectible VAT compared to a $19,000 provision for uncollectible VAT in the comparable period last year as described below.
Personnel costs increased $41,000 to $173,000 for the three months ended January 31, 2019, as compared to $132,000 for the comparable period last year. This increase was mainly due to an increase in employees’ salaries and a $20,000 increase in stock-based compensation expense as a result of stock options vesting in the three months ended January 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $27,000 to $126,000 for the three months ended January 31, 2019, as compared to $99,000 for the same period last year. This increase was mainly due to increased investor relations activities as a result of the Option Agreement.

Professional fees increased $13,000 to $65,000 for the three months ended January 31, 2019 compared to $52,000 for the comparable period last year. This increase is mainly due to an increase in advisory fees and legal fees as a result of the Option Agreement.
Directors’ fees increased $12,000 to $54,000 for the three months ended January 31, 2019, as compared to $42,000 for the comparable period last year. This increase was primarily due to a $13,000 increase in stock-based compensation as a result of stock options vesting in the three months ended January 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.
We recorded a provision of $9,000 for uncollectible VAT for the three months ended January 31, 2019, as compared to a provision of $19,000 for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.
Other Expenses
We recorded other expenses of $107,000 for the three months ended January 31, 2019, as compared to other expenses of $1,609,000 for the comparable period last year. The significant factor contributing to other expense in the three months ended January 31, 2019 was a $114,000 expense from a change in fair value of warrant derivative liability due to an increase in fair value between October 31, 2018 and January 31, 2019 of warrants with a $CDN exercise price. The significant factor contributing to other expenses in the three months ended January 31, 2018 was a $1,598,000 expense from a change in fair value of warrant derivative liability  due to an increase in fair value between October 31, 2017 and January 31, 2018 of warrants with a $CDN exercise price.

Material Changes in Financial Condition; Liquidity and Capital Resources

2019 Warrants Exercised

During the three months ended January 31, 2019, 400,000 warrants to acquire 400,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $39,418 ($CDN 52,000).  We incurred costs of $70 related to these warrant exercises. From February 1, 2019 through the date of this filing, 1,060,000 warrants to acquire 1,060,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $103,669 ($CDN 137,800).

Cash Flows
During the three months ended January 31, 2019, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the three months ended January 31, 2019, we received net cash proceeds of $39,000 from warrants exercised and $1,046,000 from South32. As a result of the exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from the warrants exercised and funding from South32, cash and cash equivalents decreased from $3,026,000 at October 31, 2018 to $2,994,000 at January 31, 2019.
Cash flows used in operating activities for the three months ended January 31, 2019 was $1,107,000, as compared to $557,000 for the comparable period in 2018. This increase was mainly due to increased exploration work at the Sierra Mojada Property and general and administrative expenses, and a larger reduction of accounts payable and accrued liabilities and expenses in the three months ended January 31, 2019.
Cash flows used in investing activities for the three months ended January 31, 2019 was $12,000 for the acquisition of property concessions as compared to $16,000 for the acquisition of property concessions for the comparable period in 2018.
Cash flows provided by financing activities for the three months ended January 31, 2019 was $1,085,000, as compared to $95,000 for the comparable period last year. The cash flow provided by financing activities for the three months ended January 31, 2019 was due to proceeds from the exercise of warrants and funding from South32. The cash flow provided by financing activities for the comparable period last year was due to proceeds from the exercise of warrants.
Capital Resources
As of January 31, 2019, we had cash and cash equivalents of $2,994,000, as compared to cash and cash equivalents of $3,026,000 as of October 31, 2018. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which were partially offset by proceeds from the exercise of warrants and funding from South32.
Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $126,856,381.  Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.
Any future additional financing in the near term will likely be in the form of payments from South32 or proceeds from an issuance of equity securities, which will result in dilution to our existing shareholders. Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our cash and cash equivalents are depleted.

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
The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. As of March 13, 2019, we had approximately $3.8 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner.  For information about our current strategic partnership with South32, see Note 4 – Option Agreement to our interim condensed consolidated financial statements (Part I. Item 1 of this Quarterly Report on Form 10-Q). If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement during calendar year 2019, our funding obligations for the Sierra Mojada Property would increase,  likely resulting in a reduction of exploration work on the Sierra Mojada Property. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.
Critical Accounting Policies
The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2018 filed on January 16, 2019.
Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2019
Effective November 1, 2018, we adopted, the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2018, we adopted the FASB’s ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2018, we adopted the FASB’s ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2018, we adopted the FASB’s ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.
Effective November 1, 2018, we adopted the FASB’s ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Effective November 1, 2018, we adopted the FASB’s ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about revenue recognition. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for our fiscal year beginning November 1, 2019. Early application is permitted. At this time, we have not determined the effects of this update on our financial position, results of operations or cash flows and disclosures.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2019.
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
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended January 31, 2019, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
See Note 14 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.
ITEM 1A.  RISK FACTORS.
There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2018.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
In January, February and March 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised by participants in the Company’s July 2017 private placement at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $143,087 ($CDN 189,800). The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the issuance of issuance common stock upon the exercise of warrants.

Purchases of Equity Securities by the Company and Affiliated Purchasers
No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.   MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.   OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS.
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

X	Filed herewith

XX	Furnished herewith

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2019, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SILVER BULL RESOURCES, INC.
Dated: March 15, 2019	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2019	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)