Form 10-Q
period 2019-04-30
SILVER BULL RESOURCES, INC.
filed 2019-06-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 14, 2019, there were 236,328,214 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2019	October 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,487,394	$3,025,839
Value-added tax receivable, net of allowance for uncollectible taxes of $126,349 and $98,414 respectively (Note 6)	231,181	175,020
Income tax receivables	510	160
Other receivables	9,955	12,045
Prepaid expenses and deposits	188,456	237,253
Total Current Assets	3,917,496	3,450,317

Office and mining equipment, net (Note 7)	186,888	201,486
Property concessions (Note 8)	5,031,747	5,019,927
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$11,194,162	$10,729,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$145,405	$253,327
Accrued liabilities and expenses	233,293	439,450
Income tax payable	1,500	4,700
Stock option liability (Note 11)	6,342	25,116
Warrant derivative liability (Note 12)	23,151	405,500
Total Current Liabilities	409,691	1,128,093

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 236,328,214,and 234,868,214 shares issued and outstanding, respectively	2,363,282	2,348,682
Additional paid-in capital	135,499,681	133,015,768
Accumulated deficit	(127,170,740)	(125,855,030)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	10,784,471	9,601,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,194,162	$10,729,761

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Month Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	356,131	102,536	814,160	276,640
Depreciation	7,381	6,763	14,598	13,880
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	363,512	109,299	828,758	290,520

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	166,160	113,045	339,367	245,342
Office and administrative	154,996	139,123	280,888	238,089
Professional services	71,397	88,289	136,278	140,199
Directors’ fees	53,300	38,440	107,765	80,454
Provision for uncollectible value-added taxes (Note 6)	11,639	5,800	20,955	25,202
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	457,492	384,697	885,253	729,286

LOSS FROM OPERATIONS	(821,004)	(493,996)	(1,714,011)	(1,019,806)

OTHER INCOME (EXPENSES)
Interest income	6,265	129	6,384	769
Interest and finance costs	—	(690)	—	(1,639)
Foreign currency transaction gain	2,073	5,572	7,904	2,599
Change in fair value of stock option liability (Note 11)	16,983	2,249	18,774	(5,792)
Change in fair value of warrant derivative liability (Note 12)	484,636	293,225	370,223	(1,305,119)
Miscellaneous income	—	—	—	225
TOTAL OTHER INCOME (EXPENSES)	509,957	300,485	403,285	(1,308,957)

LOSS BEFORE INCOME TAXES	(311,047)	(193,511)	(1,310,726)	(2,328,763)

INCOME TAX EXPENSE	3,312	236	4,984	1,562

NET AND COMPREHENSIVE LOSS	(314,359)	(193,747)	(1,315,710)	(2,330,325)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$—	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 5)	236,010,911	202,514,499	235,435,436	200,944,274

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Equity
Six months ended April 30, 2019
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668
Issuance of common stock as follows:
- Exercise of warrants at a price of $CDN 0.13 per share less costs of $210 (Note 10)	1,460,000	14,600	128,276	—	—	142,876
Earn-in option agreement (Note 4)	—	—	2,221,380	—	—	2,221,380
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	12,126	—	—	12,126
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	122,131	—	—	122,131
Net loss for the six month period ended April 30, 2019	—	—	—	(1,315,710)	—	(1,315,710)
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Equity
Three months ended April 30, 2019
Balance, January 31, 2019	235,268,214	$2,352,682	$134,162,059	$(126,856,381)	92,248	$9,750,608
Issuance of common stock as follows:
- Exercise of warrants at a price of $CDN 0.13 per share less costs of $140 (Note 10)	1,060,000	10,600	92,928	—	—	103,528
Earn-in option agreement	—	—	1,175,380	—	—	1,175,380
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	9,094	—	—	9,094
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	60,220	—	—	60,220
Net loss for the three month period ended April 30, 2019	—	—	—	(314,359)	—	(314,359)
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Six months ended April 30, 2018
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows:
- exercise of warrants at a price of $CDN 0.13 per share less costs of $750 (Note 10)	5,440,000	54,400	497,352	—	—	551,752
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $165 (Note 10)	39,375	394	2,586	—	—	2,980
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	379,908	—	—	379,908
Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	3,615	—	—	3,615
Stock option activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	51,634	—	—	51,634
Net loss for the six month period ended April 30, 2018	—	—	—	(2,330,325)	—	(2,330,325)
Balance, April 30, 2018	204,739,342	$2,047,393	$128,614,759	$(124,665,689)	$92,248	$6,088,711

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Three months ended April 30, 2018
Balance, January 31, 2018	200,169,342	$2,001,693	$127,877,925	$(124,471,942)	$92,248	$5,499,924
Issuance of common stock as follows:
- exercise of warrants at a price of $CDN 0.13 per share less costs of $585 (Note 10)	4,552,500	45,525	413,531	—	—	459,056
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $110 (Note 10)	17,500	175	1,086	—	—	1,261
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	300,627	—	—	300,627
Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10	—	—	1,576	—	—	1,576
Stock option activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	20,014	—	—	20,014
Net loss for the three month period ended April 30, 2018	—	—	—	(193,747)	—	(193,747)
Balance, April 30, 2018	204,739,342	$2,047,393	$128,614,759	$(124,665,689)	$92,248	$6,088,711

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,315,710)	$(2,330,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,598	13,880
Provision for uncollectible value-added taxes	20,955	25,202
Foreign currency transaction loss (gain)	3,157	(2,411)
Change in fair value of warrant derivative liability (Note 12)	(370,223)	1,305,119
Change in fair value of stock option liability (Note 11)	(18,774)	5,792
Stock options issued for compensation	122,131	72,565
Changes in operating assets and liabilities:
Value-added tax receivable	(65,670)	(28,986)
Income tax receivable	(337)	—
Other receivables	2,171	(7,401)
Prepaid expenses and deposits	47,517	30,848
Accounts payable	(108,467)	37,135
Accrued liabilities and expenses	(220,096)	(95,273)
Income tax payable	(3,200)	(2,780)
Net cash used in operating activities	(1,891,948)	(976,635)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of property concessions (Note 8)	(11,820)	(15,541)
Net cash used in investing activity	(11,820)	(15,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	2,221,380	—
Proceeds from exercise of warrants, net of costs (Note 10)	142,876	555,207
Net cash provided by financing activities	2,364,256	555,207

Effect of exchange rates on cash and cash equivalents	1,067	1,766

Net increase (decrease) in cash and cash equivalents	461,555	(435,203)

Cash and cash equivalents beginning of period	3,025,839	681,776

Cash and cash equivalents end of period	$3,487,394	$246,573

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2019	2018

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$3,192	$4,599
Interest paid	—	1,639

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issuance costs included in accounts payable and accrued liability	$—	$475

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018 filed on January 16, 2019, except as follows.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2019

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

NOTE 4 – EARN-IN OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the Option Agreement, of which $1,246,768 remains unspent as of April 30, 2019. In April 2019, the Company received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019 the Company received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

The Company has determined that Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company has also determined that the Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances that are not wholly in control of the Company or South32 and are not currently probable.

No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with Minera Metalin’s wholly-owned subsidiary) are as follows at April 30, 2019:

Assets:	Mexico
Cash and cash equivalents	$104,000
Value-added tax receivable, net	231,000
Other receivables	1,000
Income tax receivable	1,000
Prepaid expenses and deposits	109,000
Office and mining equipment, net	187,000
Property concessions	5,032,000
Total assets	$5,665,000

Liabilities:
Accounts payable	47,000
Accrued liabilities and expenses	148,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	2,551,000
Total liabilities	$2,746,000

Net advances and investment in the Company’s Mexican subsidiaries	$2,919,000

In addition, at April 30, 2019, Silver Bull Resources, Inc. held $1,174,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration of Sierra Mojada.

The Company’s maximum exposure to loss at April 30, 2019 is $5,470,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2019 and 2018 that upon exercise were issuable into 53,515,230 and 34,515,325 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $231,181 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2019 is as follows:

Allowance for uncollectible VAT – October 31, 2018	$98,414
Provision for VAT receivable allowance	20,955
Foreign currency translation adjustment	6,218
Write-off of VAT receivable	762
Allowance for uncollectible VAT – April 30, 2019	$126,349

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2019 and October 31, 2018, respectively:

	April 30,	October 31,
	2019	2018

Mining equipment	$358,513	$358,513
Vehicles	73,287	73,287
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	778,994	778,994
Less: Accumulated depreciation	(592,106)	(577,508)
Office and mining equipment, net	$186,888	$201,486

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2019 and October 31, 2018:

Property concessions –October 31, 2018	$5,019,927
Acquisitions	11,820
Property concessions – April 30, 2019	$5,031,747

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2019, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2019 and October 31, 2018:

Goodwill – April 30, 2019 and October 31, 2018	$2,058,031

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

The Company incurred costs of $210 related to warrant exercises in the six months ended April 30, 2019.

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

The Company incurred costs of $915 related to warrant exercises in the six months ended April 30, 2018.

NOTE 11 – STOCK OPTIONS

The Company has two stock option plans, the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”) and the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). Under each of the 2010 Plan and the 2019 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of five years.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2019 and 2018 are as follows:

	Six Months Ended April 30,
Options	2019	2018

Expected volatility	—	40%
Risk-free interest rate	—	1.94%
Dividend yield	—	—
Expected term (in years)	—	5.0

No options were granted or exercised during the six months ended April 30, 2019. No options were exercised during the six months ended April 30, 2018.

During the six months ended April 30, 2018, the Company granted to a consultant options that vested immediately to acquire 350,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share and an exercise price of Canadian dollar (“$CDN”) 0.215 per share. No options were exercised during the six months ended April 30, 2018.

The following is a summary of stock option activity for the six months ended April 30, 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2018	18,950,000	$0.11	3.48	$429,158
Cancelled and expired	(275,000)	0.10
Outstanding at April 30, 2019	18,675,000	$0.11	2.96	$91,075
Exercisable at April 30, 2019	13,641,667	$0.12	2.44	$91,075

The Company recognized stock-based compensation costs for stock options of $122,131 and $72,565 for the six months ended April 30, 2019 and 2018, respectively. As of April 30, 2019, there was $147,151 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.55 years.

Summarized information about stock options outstanding and exercisable at April 30, 2019 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	1.82	$0.06	4,075,000	$0.06
0.10	11,625,000	3.88	0.10	6,591,667	0.10
0.16	350,000	3.81	0.16	350,000	0.16
0.19 – 0.26	2,625,000	0.56	0.26	2,625,000	0.26
$0.06 – 0.26	18,675,000	2.96	$0.11	13,641,667	$0.12

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company’s interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company’s stock option liability at April 30, 2019 and October 31, 2018:

Stock option liability at October 31, 2018:	$25,116
Change in fair value of stock option liability	(18,774)
Stock option liability at April 30, 2019	$6,342

NOTE 12 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2019 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2019	36,300,230	$0.13	1.16	$254,068
Exercised	(1,460,000)	$0.10
Outstanding and exercisable at April 30, 2019	34,840,230	$0.13	0.68	$1,333

Warrants exercised during the six months ended April 30, 2019 and 2018 are discussed in Note 10.

The warrants exercised during the six months ended April 30, 2019 and 2018 had an intrinsic value of $12,126 and $383,523, respectively.

Summarized information about warrants outstanding and exercisable at April 30, 2019 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.08	357,925	0.19	$0.08
0.10	14,340,000	0.21	0.10
0.12	4,340,000	0.22	0.12
0.14	1,231,374	1.25	0.14
0.16	14,570,931	1.25	0.16
$0.08 – 0.16	34,840,230	0.68	$0.13

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

The Company’s warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at April 30, 2019 and October 31, 2018:

Warrant derivative liability at October 31, 2018:	$405,500
Change in fair value of warrant derivative liability	(370,223)
Reclassification to additional paid-in capital upon exercise of warrants	(12,126)
Warrant derivative liability at April 30, 2019	$23,151

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

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at April 30, 2019 and October 31, 2018 due to the short maturities of these financial instruments.

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

The Company has the following liabilities under the fair value hierarchy:

	April 30, 2019
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$6,342
Warrant derivative liability	$—	$—	$23,151

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2019, and October 31, 2018, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $3,325,066 and $2,919,461, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2019, and October 31, 2018, the U.S. dollar equivalent balance for these accounts was $104,485 and $32,668, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2019, a 1% decrease in interest rates would have resulted in a reduction of approximately $3,192 in interest income for the period.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Mexico	(377,000)	$(117,000)	$(846,000)	$(318,000)
Canada	63,000	(77,000)	(470,000)	(2,012,000)
Net Loss	(314,000)	$(194,000)	$(1,316,000)	$(2,330,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$3,383,000	$104,000	$3,487,000
Value-added tax receivable, net	—	231,000	231,000
Other receivables	9,000	1,000	10,000
Prepaid expenses and deposits	79,000	110,000	189,000
Office and mining equipment, net	—	187,000	187,000
Property concessions	—	5,032,000	5,032,000
Goodwill	—	2,058,000	2,058,000
	$3,471,000	$7,723,000	$11,194,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2018:

	Canada	Mexico	Total
Cash and cash equivalents	$2,993,000	$33,000	$3,026,000
Value-added tax receivable, net	—	175,000	175,000
Other receivables	11,000	1,000	12,000
Prepaid expenses and deposits	226,000	11,000	237,000
Office and mining equipment, net	—	202,000	202,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$3,230,000	$7,500,000	$10,730,000

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

South32 Earn-In Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement, of which $1,246,768 remains unspent as of April 30, 2019. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019, we received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

2019 Warrants Exercised

In the six months ended April 30, 2019, we received net proceeds of approximately $143,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Property Concessions and Outlook

Sierra Mojada Property

In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. The focus of our 2019 and 2020 calendar year exploration program will be the drill program described below and a follow-up drill program based on the results of the current drill program.

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

Drilling

We commenced an 8,000-meter drill program in April 2019 under the Option Agreement with South32, and we completed 1,045 meters of drilling as of April 30, 2019.

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

Results of Operations

Three Months Ended April 30, 2019 and April 30, 2018

For the three months ended April 30, 2019, we experienced a net loss of $314,000, or approximately $nil per share, compared to a net loss of $194,000, or approximately $nil per share, during the comparable period last year. The $120,000 increase in net loss was primarily due to a $255,000 increase in exploration and property holding costs and a $72,000 increase in general and administrative expenses, which was partially offset by a $210,000 increase in other income compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $255,000 to $364,000 for the three months ended April 30, 2019, compared to $109,000 for the comparable period last year. This increase was mainly the result of our drilling program in the three months ended April 30, 2019.

General and Administrative Expenses

We recorded general and administrative expenses of $457,000 for the three months ended April 30, 2019 as compared to $385,000 for the comparable period last year. The $72,000 increase was mainly the result of a $53,000 increase in personnel costs, a $16,000 increase in office and administrative costs, a $15,000 increase in directors’ fees and a $6,000 increase in the provision for uncollectible VAT, which was partially offset by a $17,000 decrease in professional services as described below.

Personnel costs increased $53,000 to $166,000 for the three months ended April 30, 2019 as compared to $113,000 for the comparable period last year. This increase was mainly due to an increase in employees’ salaries and a $24,000 increase in stock-based compensation expense as a result of stock options vesting in the three months ended April 30, 2019 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $16,000 to $155,000 for the three months ended April 30, 2019 as compared to $139,000 for the same period last year. This increase was mainly due to an increase in investor relations activities and travel costs.

Professional fees decreased $17,000 to $71,000 for the three months ended April 30, 2019 compared to $88,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees and legal fees.

Directors’ fees increased $15,000 to $53,000 for the three months ended April 30, 2019 as compared to $38,000 for the comparable period last year. This increase was primarily due to the increase in stock-based compensation expense to $23,000 in the three months ended April 30, 2019 from $7,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2019 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $12,000 provision of uncollectible VAT for the three months ended April 30, 2019 as compared to a $6,000 provision of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $510,000 for the three months ended April 30, 2019 as compared to other income of $300,000 for the comparable period last year. The significant factor contributing to other income in the three months ended April 30, 2019 was $485,000 in income from a change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from February 1, 2019 to April 30, 2019. The significant factor contributing to other income in the three months ended April 30, 2018 was $293,000 in income from a change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from February 1, 2018 to April 30, 2018.

Six Months Ended April 30, 2019 and April 30, 2018

For the six months ended April 30, 2019, we experienced a net loss of $1,316,000, or approximately $0.01 per share, compared to a net loss of $2,330,000, or approximately $0.01 per share, during the comparable period last year. The $1,014,000 decrease in net loss was primarily due to $403,000 in other income for the six months ended April 30, 2019 compared to $1,309,000 in other expenses in the comparable period last year, which was partially offset by a $538,000 increase in exploration and property holding costs and a $156,000 increase in general and administrative expenses, compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $538,000 to $829,000 for the six months ended April 30, 2019, compared to $291,000 for the comparable period last year. This increase was mainly due to an increase in exploration activities under the Option Agreement, including our drill program and the airborne geophysics survey in the six months ended April 30, 2019 compared to underground drilling in the comparable period last year.

General and Administrative Expenses

We recorded general and administrative expenses of $885,000 for the six months ended April 30, 2019 as compared to $729,000 for the comparable period last year. The $156,000 increase was mainly the result of a $94,000 increase in personnel costs, a $43,000 increase in office and administrative costs, and a $28,000 increase in directors’ fees, which was partially offset by a $4,000 decrease in professional services and a $4,000 decrease in the provision for uncollectible VAT as described below.

Personnel costs increased $94,000 to $339,000 for the six months ended April 30, 2019 as compared to $245,000 for the same period last year. This increase was mainly due to an increase in employees’ salaries and a $44,000 increase in stock-based compensation expense as a result of stock options vesting in the six months ended April 30, 2019 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $43,000 to $281,000 for the six months ended April 30, 2019 as compared to $238,000 for the comparable period last year. This increase was mainly due to an increase in investor relations activities.

Professional fees decreased $4,000 to $136,000 for the six months ended April 30, 2019 compared to $140,000 for the comparable period last year. This decrease is mainly due to a decrease in accounting fees.

Directors’ fees increased $28,000 to $108,000 for the six months ended April 30, 2019 as compared to $80,000 for the comparable period last year. This increase was primarily due to an increase in stock-based compensation expense to $47,000 in the six months ended April 30, 2019 from $18,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2019 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $21,000 provision for uncollectible VAT for the six months ended April 30, 2019 as compared to a $25,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $403,000 for the six months ended April 30, 2019 as compared to other expenses of $1,309,000 for the comparable period last year. The significant factor contributing to other income in the six months ended April 30, 2019 was $370,000 in income from a change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from October 31, 2018 to April 30, 2019. The significant factor contributing to other expenses in the six months ended April 30, 2018 was a $1,305,000 expense from a change in fair value of warrant derivative liability due to an increase in fair value of warrants with a $CDN exercise price from October 31, 2017 to April 30, 2018.

Material Changes in Financial Condition; Liquidity and Capital Resources

Warrants Exercised

During the six months ended April 30, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $143,087 ($CDN 189,800).  We incurred costs of $210 related to these warrant exercises.

Cash Flows

During the six months ended April 30, 2019, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the six months ended April 30, 2019, we received net cash proceeds of $143,000 from warrants exercised and $2,221,000 from South32. As a result of net cash proceeds received from the warrants exercised and funding from South32, which was partially offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $3,026,000 at October 31, 2018 to $3,487,000 at April 30, 2019.

Cash flows used in operating activities for the six months ended April 30, 2019 was $1,892,000, as compared to $977,000 for the comparable period in 2018. This increase was mainly due to increased exploration work at the Sierra Mojada Property and general and administrative expenses, and a larger reduction of accounts payable and accrued liabilities and expenses in the six months ended April 30, 2019.

Cash flows used in investing activities for the six months ended April 30, 2019 was $12,000 for the acquisition of property concessions, as compared to $16,000 for the acquisition of property concessions for the comparable period in 2018.

Cash flows provided by financing activities for the six months ended April 30, 2019 was $2,364,000, as compared to $555,000 for the comparable period last year. The cash flow provided by financing activities for the six months ended April 30, 2019 was due to proceeds from the exercise of warrants and funding from South32. The cash flow provided by financing activities for the comparable period last year was due to proceeds from the exercise of warrants.

Capital Resources

As of April 30, 2019, we had cash and cash equivalents of $3,487,000, as compared to cash and cash equivalents of $3,026,000 as of October 31, 2018. The increase in our liquidity was primarily the result of the proceeds from the exercise of warrants and funding from South32, which were partially offset by the exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $127,170,740. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. As of May 31, 2019, we had approximately $3.5 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – Earn-In Option Agreement to our interim condensed consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q). If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction of exploration work on the Sierra Mojada Property. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2019

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2019, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities

During the six months ended April 30, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised by participants in the Company’s July 2017 private placement at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $143,087 ($CDN 189,800). The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the issuance of common stock upon the exercise of warrants.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith
10.1	Amending Agreement No. 1, dated as of April 4, 2019 and effective as March 20, 2019, to the Option Agreement, dated as of June 1, 2018, by and among Silver Bull Resources, Inc., Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V. and South32 International Investment Holding Pty Ltd	8-K	04/05/2019	10.1

10.2+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

X	Filed herewith

XX	Furnished herewith

+ Indicates a management contract or compensatory plan or arrangement.

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2019, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statement of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 14, 2019	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 14, 2019	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

