Form 10-Q
period 2019-07-31
SILVER BULL RESOURCES, INC.
filed 2019-09-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2019.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes  [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [_]   No [X]

As of September 13, 2019, there were 236,328,214 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2019	October 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,435,028	$3,025,839
Value-added tax receivable, net of allowance for uncollectible taxes of $171,413 and $98,414 respectively (Note 6)	324,873	175,020
Income tax receivables	788	160
Other receivables	13,619	12,045
Prepaid expenses and deposits	143,260	237,253
Total Current Assets	2,917,568	3,450,317

Office and mining equipment, net (Note 7)	235,752	201,486
Property concessions (Note 8)	5,031,747	5,019,927
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$10,243,098	$10,729,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$275,635	$253,327
Accrued liabilities and expenses	280,678	439,450
Income tax payable	1,500	4,700
Stock option liability (Note 11)	11,607	25,116
Warrant derivative liability (Note 12)	21,045	405,500
Total Current Liabilities	590,465	1,128,093

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 236,328,214, and 234,868,214 shares issued and outstanding, respectively	2,363,282	2,348,682
Additional paid-in capital	135,873,320	133,015,768
Accumulated deficit	(128,676,217)	(125,855,030)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	9,652,633	9,601,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,243,098	$10,729,761

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	1,077,444	204,474	1,891,604	481,114
Depreciation	8,361	6,621	22,959	20,501
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	1,085,805	211,095	1,914,563	501,615

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	165,054	112,814	504,421	358,156
Office and administrative	99,892	206,744	380,780	444,833
Professional services	57,636	34,346	193,914	174,545
Directors’ fees	51,066	33,941	158,831	114,395
Provision for uncollectible value-added taxes (Note 6)	45,543	4,222	66,498	29,424
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	419,191	392,067	1,304,444	1,121,353

LOSS FROM OPERATIONS	(1,504,996)	(603,162)	(3,219,007)	(1,622,968)

OTHER (EXPENSES) INCOME
Interest income	15,002	1,299	21,386	2,068
Interest and finance costs	—	(690)	—	(2,329)
Foreign currency transaction loss	(12,324)	(3,166)	(4,420)	(567)
Change in fair value of stock option liability (Note 11)	(5,265)	16,422	13,509	10,630
Change in fair value of warrant derivative liability (Note 12)	2,106	664,923	372,329	(640,196)
Miscellaneous income	—	—	—	225
TOTAL OTHER (EXPENSES) INCOME	(481)	678,788	402,804	(630,169)

(LOSS) INCOME BEFORE INCOME TAXES	(1,505,477)	75,626	(2,816,203)	(2,253,137)

INCOME TAX EXPENSE	—	1,000	4,984	2,562
NET AND COMPREHENSIVE (LOSS) INCOME PER COMMON SHARE	$(1,505,477)	$74,626	$(2,821,187)	$(2,255,699)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$—	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
-Basic	236,328,214	206,990,463	235,737,405	202,981,818
-Diluted	236,328,214	211,706,716	235,737,405	202,981,818

The accompanying notes are an integral part of these interim condensed consolidated financial statements

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Nine months ended July 31, 2019
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668
Issuance of common stock as follows:
- Exercise of warrants at a price of $CDN 0.13 per share less costs of $210 (Note 10)	1,460,000	14,600	128,276	—	—	142,876
Earn-in option agreement (Note 4)	—	—	2,540,810	—	—	2,540,810
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	12,126	—	—	12,126
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	176,340	—	—	176,340
Net loss for the nine month period ended July 31, 2019	—	—	—	(2,821,187)	—	(2,821,187)
Balance, July 31, 2019	236,328,214	$2,363,282	$135,873,320	$(128,676,217)	$92,248	$9,652,633

	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Three months ended July 31, 2019
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471
Earn-in option agreement (Note 4)	—	—	319,430	—	—	319,430
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	54,209	—	—	54,209
Net loss for the three month period ended July 31, 2019	—	—	—	(1,505,477)	—	(1,505,477)
Balance, July 31, 2019	236,328,214	$2,363,282	$135,873,320	$(128,676,217)	$92,248	$9,652,633

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Common		Other	Total
	Number of Shares	Amount	Paid-in Capital	Stock Subscription	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Nine months ended July 31, 2018
Balance, October 31, 2017	199,259,967	$1,992,599	$127,679,664	$—	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows:
- for cash at a price of $0.13 per unit with attached warrants less offering costs of $302,167 (Note 10)	21,776,317	217,763	2,310,991	—	—	—	2,528,754
- exercise of warrants at a price of $CDN 0.13 per share less costs of $795 (Note 10)	5,565,000	55,650	508,689	—	—	—	564,339
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $333 (Note 10)	901,375	9,014	60,556	—	—	—	69,570
Common stock subscription (Note 10)	—	—	—	20,222	—	—	20,222
Earn-In option agreement (Note 4)	—	—	922,783	—	—	—	922,783
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	385,738	—	—	—	385,738
Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	61,447	—	—	—	61,447
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	58,083	—	—	—	58,083
- fair value of warrants issued to agents in connection with the $0.13 per share private placement (Notes 10 and 12)	—	—	21,973	—	—	—	21,973
Net loss for the nine month period ended July 31, 2018	—	—	—	—	(2,255,699)	—	(2,255,699)
Balance, July 31, 2018	227,502,659	$2,275,026	$132,009,924	$20,222	$(124,591,063)	$92,248	$9,806,357

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Common		Other	Total
	Number of Shares	Amount	Paid-in Capital	Stock Subscription	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Three months ended July 31, 2018
Balance, April 30, 2018	204,739,342	$2,047,393	$128,614,759	$—	$(124,665,689)	$92,248	$6,088,711
Issuance of common stock as follows:
- for cash at a price of $0.13 per unit with attached warrants less offering costs of $302,167 (Note 10)	21,776,317	217,763	2,310,991	—	—	—	2,528,754
- exercise of warrants at a price of $CDN 0.13 per share less costs of $45 (Note 10)	125,000	1,250	11,337	—	—	—	12,587
- exercise of agent warrants at a price of $CDN 0.10 per share less costs of $168 (Note 10)	862,000	8,620	57,970	—	—	—	66,590
Common stock subscription (Note 10)	—	—	—	20,222	—	—	20,222
Earn-In option agreement (Note 4)	—	—	922,783	—	—	—	922,783
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 12)	—	—	5,830	—	—	—	5,830
Reclassification to additional paid-up capital upon exercise of warrants at price of $CDN 0.10 (Note 12)	—	—	57,832	—	—	—	57,832
Stock option and warrants activity as follows:
- Stock-based compensation for options issued to officers, employees and consultants	—	—	6,449	—	—	—	6,449
- fair value of warrants issued to agents in connection with the $0.13 per share private placement (Notes 10 and 12)	—	—	21,973	—	—	—	21,973
Net income for the three month period ended July 31, 2018	—	—	—	—	74,626	—	74,626
Balance, July 31, 2018	227,502,659	$2,275,026	$132,009,924	$20,222	$(124,591,063)	$92,248	$9,806,357

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,821,187)	$(2,255,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,959	20,501
Provision for uncollectible value-added taxes	66,498	29,424
Foreign currency transaction loss	5,744	17,652
Change in fair value of warrant derivative liability (Note 12)	(372,329)	640,196
Change in fair value of stock option liability (Note 11)	(13,509)	(10,630)
Stock options issued for compensation (Note 11)	176,340	79,014
Changes in operating assets and liabilities:
Value-added tax receivable	(204,828)	(42,173)
Income taxes receivables	(615)	—
Other receivables	(1,480)	(11,795)
Prepaid expenses and deposits	92,806	(329,140)
Accounts payable	21,214	352,414
Accrued liabilities and expenses	(172,178)	(52,293)
Income tax payable	(3,200)	(1,780)
Net cash used in operating activities	(3,203,765)	(1,564,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining equipment	(57,225)	—
Acquisition of property concessions	(11,820)	(15,541)
Net cash used in investing activities	(69,045)	(15,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	2,540,810	922,783
Common stock subscription (Note 10)	—	20,222
Proceeds from exercise of warrants, net of costs (Note 10)	142,876	633,908
Proceeds from issuance of common stock and warrants, net of offering costs (Note 10)	—	2,651,555
Net cash provided by financing activities	2,683,686	4,228,468

Effect of exchange rates on cash and cash equivalents	(1,687)	(1,261)

Net (decrease) increase in cash and cash equivalents	(590,811)	2,647,357

Cash and cash equivalents beginning of period	3,025,839	681,776

Cash and cash equivalents end of period	$2,435,028	$3,329,133

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2019	2018

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$3,195	$4,599
Interest paid	—	2,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 10)	$—	$21,973
Offering costs included in accounts payable and accrued liabilities	—	100,827

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018 filed on January 16, 2019, except as follows.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2019

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

Effective November 1, 2018, the Company adopted the FASB’s ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures. Additionally, there were no changes in classification of the financial instruments as a result of the adoption.

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

NOTE 4 – EARN-IN OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, the Company received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019 the Company received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. As of July 31, 2019, $378,001 of the funds received from South32 remains unspent. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with Minera Metalin’s wholly-owned subsidiary) are as follows at July 31, 2019:

Assets:	Mexico
Cash and cash equivalents	$85,000
Value-added tax receivable, net	325,000
Other receivables	5,000
Income tax receivable	1,000
Prepaid expenses and deposits	106,000
Office and mining equipment, net	236,000
Property concessions	5,032,000
Total assets	$5,790,000

Liabilities:
Accounts payable	165,000
Accrued liabilities and expenses	175,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,327,000
Total liabilities	$3,667,000

Net advances and investment in the Company’s Mexican subsidiaries	$2,123,000

In addition, at July 31, 2019, Silver Bull Resources, Inc. held $331,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration of Sierra Mojada.

The Company’s maximum exposure to loss at July 31, 2019 is $5,450,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – NET (LOSS) INCOME PER SHARE

The Company had stock options and warrants outstanding at July 31, 2019 and 2018 that upon exercise were issuable into 36,977,305 and 43,522,453 shares of the Company’s common stock, respectively. Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $324,873 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2019 is as follows:

Allowance for uncollectible VAT – October 31, 2018	$98,414
Provision for VAT receivable allowance	66,498
Foreign currency translation adjustment	5,896
Write-off of VAT receivable	605
Allowance for uncollectible VAT – July 31, 2019	$171,413

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2019 and October 31, 2018, respectively:

	July 31,	October 31,
	2019	2018

Mining equipment	$396,152	$358,513
Vehicles	92,873	73,287
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,219	778,994
Less: Accumulated depreciation	(600,467)	(577,508)
Office and mining equipment, net	$235,752	$201,486

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2019 and October 31, 2018:

Property concessions –October 31, 2018	$5,019,927
Acquisitions	11,820
Property concessions – July 31, 2019	$5,031,747

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2019, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of April 30th of each fiscal year.

The following is a summary of the Company’s goodwill balance as at July 31, 2019 and October 31, 2018:

Goodwill – July 31, 2019 and October 31, 2018	$2,058,031

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

The Company incurred costs of $210 related to warrant exercises in the nine months ended July 31, 2019.

On July 27, 2018, the Company received $20,222 for 155,555 units at a purchase price of $0.13 per unit (the “$0.13 Unit”) for the second tranche of the private placement. On July 25, 2018, the Company completed the initial tranche of a two tranche private placement for 21,776,317 units at a purchase price of $0.13 per unit for gross proceeds of $2,830,921. Each $0.13 Unit consists of one share of the Company’s common stock and one half of one common stock purchase warrant (the “$0.13 Warrant”).  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder’s fee totaling $184,070 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,011,374 non-transferable warrants (the “2018 Agent’s Warrants”). Each 2018 Agent’s Warrant entitles the agents to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent’s Warrants was determined to be $21,973 (Note 12), and the Company incurred other offering costs of $96,124.

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

The Company incurred costs of $1,128 related to warrant exercises in the nine months ended July 31, 2018.

NOTE 11 – STOCK OPTIONS

The Company has two stock option plans, the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”) and the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). Under each of the 2010 Plan and the 2019 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses. On July 12, 2019, the Company registered 23,632,821 of the Company’s common stock with the SEC for issuance under the 2019 Plan.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of five years.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2019 and 2018 are as follows:

	Nine Months Ended July 31,
Options	2019	2018

Expected volatility	—	40%
Risk-free interest rate	—	1.94%
Dividend yield	—	—
Expected term (in years)	—	5.00

No options were granted or exercised during the nine months ended July 31, 2019.

During the nine months ended July 31, 2018, the Company granted to a consultant options that vested immediately to acquire 350,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share and an exercise price of Canadian dollar (“$CDN”) 0.215 per share. No options were exercised during the nine months ended July 31, 2018.

The following is a summary of stock option activity for the nine months ended July 31, 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2018	18,950,000	$0.11	3.48	$429,158
Cancelled and expired	(275,000)	0.10
Outstanding at July 31, 2019	18,675,000	$0.11	2.71	$305,370
Exercisable at July 31, 2019	13,641,667	$0.12	2.18	$267,088

The Company recognized stock-based compensation costs for stock options of $176,340 and $79,014 for the nine months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, there was $93,790 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.52 years.

Summarized information about stock options outstanding and exercisable at July 31, 2019 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	1.57	$0.06	4,075,000	$0.06
0.10	11,625,000	3.63	0.10	6,591,667	0.10
0.16	350,000	3.56	0.16	350,000	0.16
0.19 – 0.26	2,625,000	0.31	0.26	2,625,000	0.26
$0.06 – 0.26	18,675,000	2.71	$0.11	13,641,667	$0.12

Stock options granted to consultants with a $CDN exercise price are classified as stock option liability on the Company’s interim condensed consolidated balance sheets upon vesting. The following is a summary of the Company’s stock option liability at July 31, 2019 and October 31, 2018:

Stock option liability at October 31, 2018:	$25,116
Change in fair value of stock option liability	(13,509)
Stock option liability at July 31, 2019	$11,607

NOTE 12 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2019 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2018	36,300,230	$0.13	1.16	$254,068
Exercised	(1,460,000)	$0.10
Expired	(16,537,925)	$0.10
Outstanding and exercisable at July 31, 2019	18,302,305	$0.15	0.87	$19,014

No warrants were issued during the nine months ended July 31, 2019.

During the nine months ended July 31, 2018, the Company issued 10,888,154 warrants with an exercise price of $0.16 in connection with the $0.13 Unit private placement and issued 1,011,374 compensation warrants to agents with an exercise price of $0.14 (Note 10). The fair value of the 2018 Agent’s Warrants was determined to be $21,973 based on the Black-Scholes pricing model using a risk-free interest rate of 2.9%, expected volatility of 39%, dividend yield of 0%, and a contractual term of two years.

Warrants exercised during the nine months ended July 31, 2019 and 2018 are discussed in Note 10.

The warrants exercised during the nine months ended July 31, 2019 and 2018 had an intrinsic value of $12,126 and $447,185, respectively.

Summarized information about warrants outstanding and exercisable at July 31, 2019 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.10	2,500,000	0.01	0.10
0.14	1,231,374	1.00	0.14
0.16	14,570,931	1.00	0.16
$0.10 – 0.16	18,302,305	0.87	$0.15

The Company’s warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at July 31, 2019 and October 31, 2018:

Warrant derivative liability at October 31, 2018:	$405,500
Change in fair value of warrant derivative liability	(372,329)
Reclassification to additional paid-in capital upon exercise of warrants	(12,126)
Warrant derivative liability at July 31, 2019	$21,045

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

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at July 31, 2019 and October 31, 2018 due to the short maturities of these financial instruments.

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

The Company has the following liabilities under the fair value hierarchy:

	July 31, 2019
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$11,607
Warrant derivative liability	$—	$—	$21,045

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2019, and October 31, 2018, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $2,273,926 and $2,919,461, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2019, and October 31, 2018, the U.S. dollar equivalent balance for these accounts was $85,046 and $32,668, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2019, a 1% decrease in interest rates would have resulted in a reduction of approximately $10,693 in interest income for the period.

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

Litigation and Claims

On May 20, 2014, a cooperative named Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”) filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeal Court held the original ruling. This ruling has been subsequently challenged by Mineros Norteños. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Mexico	(1,138,000)	$(218,000)	$(1,984,000)	$(536,000)
Canada	(367,000)	293,000	(837,000)	(1,720,000)
Net (Loss) Income	(1,505,000)	$75,000	$(2,821,000)	$(2,256,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$2,350,000	$85,000	$2,435,000
Value-added tax receivable, net	—	325,000	325,000
Other receivables	9,000	5,000	14,000
Prepaid expenses and deposits	37,000	106,000	143,000
Office and mining equipment, net	—	236,000	236,000
Property concessions	—	5,032,000	5,032,000
Goodwill	—	2,058,000	2,058,000
	$2,396,000	$7,847,000	$10,243,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2018:

	Canada	Mexico	Total
Cash and cash equivalents	$2,993,000	$33,000	$3,026,000
Value-added tax receivable, net	—	175,000	175,000
Other receivables	11,000	1,000	12,000
Prepaid expenses and deposits	226,000	11,000	237,000
Office and mining equipment, net	—	202,000	202,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$3,230,000	$7,500,000	$10,730,000

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements we make regarding:

·	Future payments that may be made by South32 under the terms of the Earn-In Option Agreement;
·	Prospects of entering the development or production stage with respect to any of our projects;
·	Our planned activities at the Sierra Mojada Project in 2019 and beyond, including with respect to exploration and drilling, metallurgical studies, surveys and other testing activities, and expenditures;
·	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves”;
·	Testing of the impact of the fine bubble flotation test work on the recovery of minerals;
·	The impact of recent accounting pronouncements on our financial position, results of operations or cash flows and disclosures;
·	Our ability to raise additional capital and/or pursue additional strategic options, and the potential impact on our business, financial condition and results of operations of doing so or not;
·	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or our activities;
·	Our expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico;
·	The period during which unrecognized compensation expense is expected to be recognized;
·	Whether using major financial institutions with high credit ratings mitigates credit risk;
·	The impact of changing economic conditions on interest rates;
·	The possible impact of events in Mexico on the Company’s operations; and
·	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including without limitation, risks associated with the following:

·	The continued funding by South32 of amounts required under the Earn-In Option Agreement;
·	Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities and (ii) maintain our general and administrative expenditures at acceptable levels;
·	Our ability to acquire additional property concessions in Mexico based on the economic and environmental policies of Mexico’s current or future governmental authorities;
·	Results of future exploration at our Sierra Mojada Project;
·	Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties, (ii) interest rates and (iii) foreign currency exchange rates;
·	The amount and nature of future capital and exploration expenditures;
·	Volatility in our stock price;
·	Our inability to obtain required permits;
·	Competitive factors, including exploration-related competition;
·	Timing of receipt and maintenance of government approvals;
·	Unanticipated title issues;
·	Changes in tax laws;
·	Changes in regulatory frameworks or regulations affecting our activities;
·	Our ability to retain key management and consultants and experts necessary to successfully operate and grow our business; and
·	Political and economic instability in Mexico and other countries in which we conduct our business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

South32 Earn-In Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019, we received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. As of July 31, 2019, $378,001 of the funds received from South32 remains unspent. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

2019 Warrants Exercised

In the nine months ended July 31, 2019, we received net proceeds of approximately $143,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Property Concessions and Outlook

Sierra Mojada Property

In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. The focus of our 2019 and 2020 calendar year exploration program will be the drill program described below.

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

Drilling

We commenced an 8,000-meter drill program in April 2019 which was subsequently increased to 12,000 meters under the Option Agreement with South32. We have completed 5,944 meters of drilling as of July 31, 2019.

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

Results of Operations

Three Months Ended July 31, 2019 and July 31, 2018

For the three months ended July 31, 2019, we experienced a net loss of $1,505,000, or approximately $0.01 per share, compared to a net income of $75,000, or approximately $nil per share, during the comparable period last year. The $1,580,000 increase in net loss was primarily due to a $875,000 increase in exploration and property holding costs, a $27,000 increase in general and administrative expenses and a $1,000 other expense compared to $679,000 other income in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $875,000 to $1,086,000 for the three months ended July 31, 2019, compared to $211,000 for the comparable period last year. This increase was mainly the result of our drilling program in the three months ended July 31, 2019.

General and Administrative Expenses

We recorded general and administrative expenses of $419,000 for the three months ended July 31, 2019 as compared to $392,000 for the comparable period last year. The $27,000 increase was mainly the result of a $52,000 increase in personnel costs, a $24,000 increase in professional services, a $17,000 increase in directors’ fees and a $42,000 increase in the provision for uncollectible VAT, which was partially offset by a $107,000 decrease in office and administrative costs as described below.

Personnel costs increased $52,000 to $165,000 for the three months ended July 31, 2019 as compared to $113,000 for the comparable period last year. This increase was mainly due to an increase in employees’ salaries and a $27,000 increase in stock-based compensation expense as a result of stock options vesting in the three months ended July 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $107,000 to $100,000 for the three months ended July 31, 2019 as compared to $207,000 for the same period last year. This decrease was mainly due to a decrease in investor relations activities and travel costs.

Professional fees increased $24,000 to $58,000 for the three months ended July 31, 2019 compared to $34,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees and legal fees.

Directors’ fees increased $17,000 to $51,000 for the three months ended July 31, 2019 as compared to $34,000 for the comparable period last year. This increase was primarily due to the increase in stock-based compensation expense to $21,000 in the three months ended July 31, 2019 from $3,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $46,000 provision of uncollectible VAT for the three months ended July 31, 2019 as compared to a $4,000 provision of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $1,000 for the three months ended July 31, 2019 as compared to other income of $679,000 for the comparable period last year. The significant factor contributing to other income in the three months ended July 31, 2018 was $665,000 in income from a change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from May 1, 2018 to July 31, 2018.

Nine Months Ended July 31, 2019 and July 31, 2018

For the nine months ended July 31, 2019, we experienced a net loss of $2,821,000, or approximately $0.01 per share, compared to a net loss of $2,255,000, or approximately $0.01 per share, during the comparable period last year. The $566,000 increase in net loss was primarily due to a $1,413,000 increase in exploration and property holding costs, a $183,000 increase in general and administrative expenses, which was partially offset by a $403,000 other income for the nine months ended July 31, 2019 compared to $630,000 in other expenses in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,413,000 to $1,915,000 for the nine months ended July 31, 2019, compared to $502,000 for the comparable period last year. This increase was mainly due to an increase in exploration activities under the Option Agreement, including our drill program and the airborne geophysics survey in the nine months ended July 31, 2019 compared to underground drilling in the comparable period last year.

General and Administrative Expenses

We recorded general and administrative expenses of $1,304,000 for the nine months ended July 31, 2019 as compared to $1,121,000 for the comparable period last year. The $183,000 increase was mainly the result of a $146,000 increase in personnel costs, a $19,000 increase in professional services, a $45,000 increase in directors’ fees, and a $37,000 increase in the provision for uncollectible VAT, which was partially offset by a $64,000 decrease in office and administrative costs as described below.

Personnel costs increased $146,000 to $504,000 for the nine months ended July 31, 2019 as compared to $358,000 for the same period last year. This increase was mainly due to an increase in employees’ salaries and a $71,000 increase in stock-based compensation expense as a result of stock options vesting in the nine months ended July 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $64,000 to $381,000 for the nine months ended July 31, 2019 as compared to $445,000 for the comparable period last year. This decrease was mainly due to a decrease in investor relations activities.

Professional fees increased $19,000 to $194,000 for the nine months ended July 31, 2019 compared to $175,000 for the comparable period last year. This increase is mainly due to an increase in accounting fees and legal fees.

Directors’ fees increased $45,000 to $159,000 for the nine months ended July 31, 2019 as compared to $114,000 for the comparable period last year. This increase was primarily due to an increase in stock-based compensation expense to $68,000 in the nine months ended July 31, 2019 from $22,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2019 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $66,000 provision for uncollectible VAT for the nine months ended July 31, 2019 as compared to a $29,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $403,000 for the nine months ended July 31, 2019 as compared to other expenses of $630,000 for the comparable period last year. The significant factor contributing to other income in the nine months ended July 31, 2019 was $372,000 in income from a change in fair value of warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from October 31, 2018 to July 31, 2019. The significant factor contributing to other expenses in the nine months ended July 31, 2018 was a $640,000 expense from a change in fair value of warrant derivative liability due to an increase in fair value of warrants with a $CDN exercise price from October 31, 2017 to July 31, 2018.

Material Changes in Financial Condition; Liquidity and Capital Resources

Warrants Exercised

During the nine months ended July 31, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share for aggregate net proceeds of $143,000 ($CDN 190,000).  We incurred costs of $210 related to these warrant exercises.

Cash Flows

During the nine months ended July 31, 2019, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the nine months ended July 31, 2019, we received net cash proceeds of $143,000 from warrants exercised and $2,541,000 from South32. As a result of the exploration activities and general and administrative expenses, which was partially offset by the net cash proceeds received from the warrants exercised and funding from South32, cash and cash equivalents decreased from $3,026,000 at October 31, 2018 to $2,436,000 at July 31, 2019.

Cash flows used in operating activities for the nine months ended July 31, 2019 was $3,204,000, as compared to $1,564,000 for the comparable period in 2018. This increase was mainly due to increased exploration work at the Sierra Mojada Property and general and administrative expenses, and a larger increase of VAT receivable and a reduction of accrued liabilities and expenses in the nine months ended July 31, 2019 compared to an increase in the comparable period last year which was partially offset by a decrease in prepaid expenses and deposits in the nine months ended July 31, 2019 compared to an increase in the comparable period last year.

Cash flows used in investing activities for the nine months ended July 31, 2019 was a $57,000 for the acquisition of mining equipment and a $12,000 for the acquisition of property concessions, as compared to $16,000 for the acquisition of property concessions for the comparable period in last year.

Cash flows provided by financing activities for the nine months ended July 31, 2019 was $2,684,000, as compared to $4,228,000 for the comparable period last year. The cash flow provided by financing activities for the nine months ended July 31, 2019 was due to proceeds from the exercise of warrants and funding from South32. The cash flow provided by financing activities for the comparable period last year was due to proceeds of private placement, warrants exercised and funding from South32.

Capital Resources

As of July 31, 2019, we had cash and cash equivalents of $2,435,000, as compared to cash and cash equivalents of $3,026,000 as of October 31, 2018. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which were partially offset by the proceeds from the exercise of warrants and funding from South32.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $128,676,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. As of August 31, 2019, we had approximately $1.9 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – Earn-In Option Agreement to our interim condensed consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q). If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction of exploration work on the Sierra Mojada Property. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2019

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

Effective November 1, 2018, we adopted the FASB’s ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures. Additionally, there were no changes in classification of the financial instruments as a result of the adoption.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2019, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities

During the nine months ended July 31, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised by participants in the Company’s July 2017 private placement at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $143,087 ($CDN 189,800). The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the issuance of common stock upon the exercise of warrants.

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

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2019, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Interim Condensed Consolidated Statement of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 13, 2019	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2019	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

