Form 10-K
period 2019-10-31
SILVER BULL RESOURCES, INC.
filed 2020-01-13
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

As of January 13, 2020, there were 236,328,214 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2019, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $18.3 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2019 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
  Our planned activities at the Sierra Mojada Project in 2020 and beyond;

  Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide 7 – compliant “reserves”;
  The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
  Our ability to obtain and hold additional concessions in the Sierra Mojada Project area;
  Whether we will be required to obtain additional surface rights if a mining operation is determined to be feasible;
  The possible impact on the Company’s operations of the blockade by a cooperative of miners on the Sierra Mojada property;
  The potential acquisition of additional mineral properties or property concessions;
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
  The impact of changing foreign currency exchange rates on our financial condition;
  The period during which unrecognized compensation expense is expected to be recognized;
  Whether using major financial institutions with high credit ratings mitigates credit risk;
  The impact of changing economic conditions on interest rates;
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
  Our ability to acquire additional mineral properties or property concessions;
  Results of future exploration at our Sierra Mojada Project;
  Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on our exploration properties (ii) interest rates and (iii) foreign currency exchange rates;
  The amount and nature of future capital and exploration expenditures;
  Volatility in our stock price;
  Our inability to obtain required permits;
  Competitive factors, including exploration-related competition;
  Timing of receipt and maintenance of government approvals;
  Unanticipated title issues;
  Changes in tax laws;
  Changes in regulatory frameworks or regulations affecting our activities;
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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have known reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See the “Risk Factors” section below.

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

We engage in the business of mineral exploration. We currently own a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico. We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and Minas de Coahuila SBR S.A. de C.V (“Minas”).

In April 2010, Metalline Mining Delaware, Inc., our wholly-owned subsidiary incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of Silver Bull. Dome has a wholly-owned subsidiary, Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria.

On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group. Our shares of common stock continue to trade on the Toronto Stock Exchange (“TSX”).

Our efforts and expenditures have been concentrated in the exploration of properties, principally the Sierra Mojada property located in Coahuila, Mexico (the “Sierra Mojada Property”). We have not determined whether our exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, our ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of our investment in exploration properties cannot be determined at this time.

South32 Earn-In Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019, we received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. Cumulative funding received under the Option Agreement from South32 as of October 31, 2019 was $3,463,593. Cumulative exploration expenditures under the Option Agreement as of October 31, 2019 was $3,904,263. In November and December 2019, we received the second and third payments for Year 2 of the Option Agreement of $666,336 and $228,836, respectively, from South32. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure.

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

Approximately 95 years ago, zinc silicate and zinc carbonate minerals (“Zinc Manto Zone”) were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead-rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and until 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit, including from the Sierra Mojada Property. Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

Activity during the period of 1956 to 1990 consisted of operations by the Mineros Norteños and operations by individual owners and operators of pre-existing mines. The Mineros Norteños operated the San Salvador, Encantada, Fronteriza, Esmeralda, and Parrena mines, and shipped oxide zinc ore to Zinc National’s smelter in Monterrey, while copper and silver ore were shipped to smelters in Mexico and the United States.

We estimate that over 45 mines have produced ore from underground workings throughout the approximately five kilometers by two-kilometer area that comprises the Sierra Mojada District. We estimate that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore. The Sierra Mojada District does not have a mill to concentrate ore, and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters. We believe that mill-grade mineralization that was not mined remains available for extraction. No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

In the 1990s, Kennecott Copper Corporation (“Kennecott”) had a joint venture agreement with USMX, Inc. (“USMX”) involving its Sierra Mojada concessions. Kennecott terminated the joint venture in approximately 1995. We entered into a Joint Exploration and Development Agreement with USMX in July 1996 involving USMX’s Sierra Mojada concessions. In 1998, we purchased the Sierra Mojada and the USMX concessions, and the joint exploration and development agreement was terminated. We also purchased certain other concessions during this time and conducted exploration for copper and silver mineralization from 1997 through 1999.

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

Geology and Mineralization

The Sierra Mojada concessions contain a mineral system which can be separated into two distinct zones: a silver-rich zone (the “Silver Zone”) and a zinc-rich zone (the “Zinc Zone”). These two zones lie along the Sierra Mojada Fault which trends east–west along the base of the Sierra Mojada range. The majority of the mineralization identified to date is seen as oxide, which has been derived from primary “sulphide” bodies that have been oxidized and remained in situ or remobilized into porous and fractured rock along the Sierra Mojada Fault. The formation of the Silver Zone and the Zinc Zone is a reflection of the mobility of the metals in the ground water conditions at Sierra Mojada.

The geology of the Sierra Mojada District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic “San Marcos” red sediments. This sedimentary sequence was subsequently intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry, and the rocks are competent for the most part. We believe that the thickness and attitude of the mineralized material could potentially be amenable to high volume mechanized mining methods and low-cost production.

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

Sampling, Analysis, Quality Control and Security

Our activities conform to mining industry standard practices and follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists. Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically. We use ALS Chemex – Vancouver (“ALS Chemex”) laboratory as our independent primary laboratory. ALS Chemex is ISO 9001:2000 certified. All analytical results that are used in resource models are exclusively from the independent primary laboratory.

Our consultants perform technical audits of our operations, including our formal quality assurance/quality control (“QA/QC”) program, and recommend improvements as needed. A systematic program of duplicate sampling and assaying of representative samples from previous exploration activities was completed in 2010 under the direction and control of our consultants. Results of this study acceptably confirm the values in the project database used for resource modeling.

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

After closing the transaction with Dome in April 2010, we focused our exploration activities at Sierra Mojada primarily on the Silver Zone, which lies largely at surface. By the end of calendar 2018, approximately 101,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2019 Exploration Activities

In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. Due to the blockade by Mineros Norteños previously mentioned under “South32 Earn-in Option Agreement” of this Form 10-K, we have temporarily halted all work at the Sierra Mojada Property, and the board of directors approved a budget of $0.2 million for the period from January 2020 to May 2020.

Drilling

In April 2019, we commenced an 8,000-meter drilling program, which was subsequently increased to 12,000 meters. During the year ended October 31, 2019, we completed 8,314 meters of drilling before we halted the drilling program due to the blockade.

Airborne Geophysics

Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

2020 Exploration Program

The focus of our 2020 calendar year exploration program will be to resolve the blockade and to maintain our property concessions. If the blockade is resolved, we will work with South32 to approve an updated exploration program.

Metallurgical Studies

In May 2015, we selected and shipped samples of high-grade zinc material to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

In addition, we previously conducted a metallurgical program to test the recovery of (i) the silver mineralization using the agitation cyanide leach method and (ii) the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the Silver Zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of (A) low-grade zinc that occurs in the Silver Zone and (B) high-grade zinc from the Zinc Zone that had been blended with mineralization from the Silver-rich Zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2%, with peak values of 89.0% and an overall average zinc recovery of 44% in the Silver Zone.

Executive Officers of Silver Bull Resources

We have three executive officers: (1) a Chairman, (2) a President and Chief Executive Officer and (3) a Chief Financial Officer. Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	69	Chairman
Timothy Barry Squamish, BC	44	President, Chief Executive Officer and Director
Sean Fallis Vancouver, BC	40	Chief Financial Officer

Brian Edgar. Mr. Edgar was appointed Chairman of the Board of Directors in April 2010. Mr. Edgar has broad experience working in junior and mid-size natural resource companies. He previously served as Dome’s President and Chief Executive Officer from February 2005 to April 2010, when Dome was acquired by Silver Bull. Further, Mr. Edgar served on Dome’s board of directors from 1998 to 2010. Mr. Edgar currently serves as a director of Denison Mines Corp. and Lucara Diamond Corp. Mr. Edgar practiced corporate/securities law in Vancouver, British Columbia, Canada for 16 years.

Timothy Barry. Mr. Barry has served as a director, President and Chief Executive Officer of Silver Bull since March 2011. From August 2010 to March 2011, he served as our Vice President – Exploration. Between 2006 and August 2010, Mr. Barry spent five years working as Chief Geologist in West and Central Africa for Dome. During this time, he managed all aspects of Dome’s exploration programs and oversaw corporate compliance for Dome’s various subsidiaries. Mr. Barry also served on Dome’s board of directors. In 2005, he worked as a project geologist in Mongolia for Entree Gold, a company that has a significant stake in the Oyu Tolgoi mine in Mongolia. Between 1998 and 2005, Mr. Barry worked as an exploration geologist for Ross River Minerals Inc. on its El Pulpo copper/gold project in Sinaloa, Mexico, for Canabrava Diamonds Corporation on its exploration programs in the James Bay lowlands in Ontario, Canada, and for Homestake Mining Company on its Plutonic Gold Mine in Western Australia. He has also worked as a mapping geologist for the Geological Survey of Canada in the Coast Mountains, and as a research assistant at the University of British Columbia, where he examined the potential of CO2 sequestration in Canada using ultramafic rocks. Mr. Barry received a bachelor of science degree from the University of Otago in Dundein, New Zealand and is a Chartered Professional Geologist (CPAusIMM).

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

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2019 to December 31, 2019 the price of silver ranged from a low of $14.38 per troy ounce to a high of $19.31 per troy ounce, and from January 1, 2019 to November 30, 2019 the price of zinc ranged from a low of $2,273 per tonne to a high of $2,932 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks we face are discussed further in the “Risk Factors” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2019, the closing price of silver was $18.06 per troy ounce. On October 31, 2019, the closing price of zinc was $2,452 per tonne.

	Silver (per troy ounce)
Year	High	Low
2012	$37.23	$26.67
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38

	Zinc (per tonne)
Year	High	Low
2012	$2,040	$1,816
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434
2019*	$2,932	$2,273

* Through November 30, 2019.

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

During fiscal year 2019, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, all of whom work full time. Contratistas, our wholly-owned operating subsidiary in Mexico currently has two full time employees. Minera Metalin, our wholly-owned mineral holding company in Mexico, does not have any employees.

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

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project. As of October 31, 2019, we had cash and cash equivalents of $1,432,000. Even with the South32 funds, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, we will need to significantly reduce operations, which will result in an adverse impact on our business, financial condition and exploration activities. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult. Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date, we have had no revenues and have relied upon equity financing and South32 funding to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

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

  geological and engineering estimates that have inherent uncertainties;

  the assumed effects of regulation by governmental agencies;

  the judgment of the engineers preparing the estimate;

  estimates of future metals prices and operating costs;

  the quality and quantity of available data;

  the interpretation of that data; and

  the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

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

During the fiscal years ended October 31, 2019 and October 31, 2018, we suffered net losses of $3,939,000 and $3,520,000 respectively. At October 31, 2019, we had stockholders’ equity of $8,565,000 and cash and cash equivalents of $1,432,000. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

Our exploration activities require significant amounts of capital that may not be recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further our exploration efforts. The cost of minerals exploration is often uncertain, and cost overruns are common. Our drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services.

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and the Mexican peso (“$MXN”) and the U.S dollar and the Canadian dollar (“$CDN”) given our focus on the Sierra Mojada Project in Mexico and our corporate office in Vancouver, Canada.

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

Our success depends on developing and maintaining relationships with local communities and other stakeholders.

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations and other stakeholders in our operating locations. We believe that our operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development. In addition, we seek to maintain our partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, sponsorships and donations. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us, such as the recent blockade by Mineros Norteños that caused us to halt all work on the Sierra Mojada Property. Any such occurrences, including the blockade, could materially and adversely affect our financial condition, results of operations and cash flows.

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

  global or regional consumption patterns;

  supply of, and demand for, silver, zinc, lead, copper and other metals;

  speculative activities and producer hedging activities;

  expectations for inflation;

  political and economic conditions; and

  supply of, and demand for, consumables required for production.

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

In addition, in connection with the purchase of certain mining concessions, Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of our mineralized material is located. The aggregate amount payable under this royalty is capped at $6.875 million (the “Royalty”), an amount that will only be reached if there is significant future production from the concessions. As noted in Part I, Item 3 (Legal Proceedings), this Royalty is currently the subject of a dispute with a local cooperative. In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

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

Our industry is highly competitive, attractive mineral properties and property concessions are scarce, and we may not be able to obtain quality properties or concessions.

We compete with other mining and exploration companies in the acquisition of mineral properties and property concessions. There is competition for a limited number of attractive mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do. As a result, we may have difficulty acquiring quality mineral properties or property concessions.

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

  volatility in metal prices;

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

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the federal appeals court upheld the original ruling. This ruling has been subsequently challenged by Mineros Norteños. We and our Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. We have not accrued any amounts in our consolidated financial statements with respect to this claim. See Note 13 – Commitments and Contingencies to our consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2, 2011 to June 28, 2015, our common stock traded on the NYSE MKT (the predecessor stock exchange to the NYSE American) under the symbol “SVBL.” On June 5, 2015, we announced our decision to voluntarily delist our shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, our shares began trading on the OTCQB marketplace operated by OTC Markets Group. Since August 26, 2010, our common stock has been trading on the TSX under the symbol “SVB.”

The following table sets forth the high and low sales prices of our common stock for each quarter during the fiscal years ended October 31, 2019 and October 31, 2018, as well as through January 10, 2020, as reported by the OTCQB and the TSX. The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	OTCQB (SVBL)		Toronto Stock Exchange (SVB)
	High	Low	High	Low
	($)		(CDN$)
2020
First Quarter (ending January 10, 2020)	$0.08	0.06	0.10	0.08

2019
Fourth Quarter ended October 31, 2019	$0.12	0.06	0.16	0.08
Third Quarter ended July 31, 2019	0.12	0.07	0.16	0.09
Second Quarter ended April 30, 2019	0.13	0.08	0.16	0.09
First Quarter ended January 31, 2019	0.14	0.09	0.19	0.12

2018
Fourth Quarter ended October 31, 2018	$0.13	0.09	0.16	0.11
Third Quarter ended July 31, 2018	0.16	0.11	0.21	0.14
Second Quarter ended April 30, 2018	0.20	0.10	0.27	0.18
First Quarter ended January 31, 2018	0.23	0.08	0.29	0.10

The closing price of our common stock as reported on January 10, 2020 on the OTCQB, was $0.07 per share.

Holders

As of January 13, 2020, there were 263 holders of record of our common stock. This does not include persons or entities that hold our common stock in brokerage accounts or otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2019, we had two formal equity compensation plans, the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”) and the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2010 Plan was adopted by the board of directors in December 2009, approved by the shareholders in April 2010, amended and re-adopted by the board of directors in February 2016, and ratified, approved and re-adopted by the shareholders in April 2016. The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. Under each of the 2010 Plan and the 2019 Plan, the lesser of (i) 30,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2019, there were 23,632,821 shares reserved for issuance under the 2019 Plan. As of October 31, 2019, options to acquire 16,350,000 shares of common stock were outstanding under the 2010 Plan. As of October 31, 2019, no additional shares remain available for issuance under the 2010 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	16,350,000(1)	$0.09	23,632,821 (2)

Total	16,350,000	$0.09	23,632,821

(1)	Includes options to acquire 16,350,000 shares of common stock under the 2010 Plan.

(2)	Includes 23,632,821 shares of common stock available for issuance under the 2019 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

During the year ended October 31, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised by participants in the Company’s July 2017 private placement at an exercise price of $CDN 0.13 per share for aggregate gross proceeds of $143,087 ($CDN 189,800). The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the issuance of common stock upon the exercise of the warrants.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin, Contratistas, and Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property, are in the exploration stage and may never enter the development or production stage.

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Year Developments

South32 Earn-In Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into the Option Agreement with South32, whereby South32 is able to obtain the Option to purchase 70% of the shares of Minera Metalin and Contratistas. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico, and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4. Funding is made on a quarterly basis based on the following quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin, less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019, we received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. Cumulative funding received under the Option Agreement from South32 as of October 31, 2019 was $3,463,593. Cumulative exploration expenditures under the Option Agreement as of October 31, 2019 was $3,904,263. In November and December 2019, we received the second and third payments for Year 2 of the Option Agreement of $666,336 and $228,836, respectively, from South32. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

We have determined that Minera Metalin and Contratistas are variable interest entities and that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined that the Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. If the Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by Mineros Norteños, we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure.

2019 Warrants Exercised

During the year ended October 31, 2019, we raised net proceeds of approximately $143,000 from the exercise of share purchase warrants as described in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Sierra Mojada Property

In January 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $1.8 million for the period from January 2019 through May 2019 and $1.1 million for general and administrative expenses for calendar year 2019. In June 2019, our board of directors approved an exploration budget for the Sierra Mojada Property of $3.5 million for the period from June 2019 through May 2020. Due to the blockade by Mineros Norteños previously mentioned under “Current Year Developments – South32 Earn-in Option Agreement” of this Form 10-K, we have temporarily halted all exploration work at the Sierra Mojada Property.

Drilling

In April 2019, we commenced an 8,000-meter drilling program, which was subsequently increased to 12,000 meters. During the year ended October 31, 2019, we completed 8,314 meters of drilling before we halted the drilling program due to the blockade.

Airborne Geophysics

Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

2020 Exploration Program

The focus of our 2020 calendar year exploration program will be to resolve the blockade and to maintain our property concessions. If the blockade is resolved, we will work with South32 to approve an updated exploration program.

Results of Operations

Fiscal Year Ended October 31, 2019 Compared to Fiscal Year Ended October 31, 2018

For the fiscal year ended October 31, 2019, we reported a consolidated net loss of $3,939,000 or approximately $0.02 per share, compared to a consolidated net loss of $3,520,000 or approximately $0.02 per share during the fiscal year ended October 31, 2018. The $419,000 increase in the consolidated net loss was due to a $1,312,000 increase in exploration and property holding costs, a $47,000 increase in general and administrative expenses and $428,000 in other income in the 2019 fiscal year compared to $514,000 in other expenses in the 2018 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,312,000 to $2,553,000 in the 2019 fiscal year from $1,241,000 in the 2018 fiscal year. This increase was mainly due to an increase in exploration activities under the Option Agreement, including our drilling program in the 2019 fiscal year.

General and Administrative Costs

General and administrative expenses increased $47,000 to $1,808,000 in the 2019 fiscal year from $1,761,000 in the 2018 fiscal year as described below.

Personnel costs decreased $10,000 to $692,000 in the 2019 fiscal year from $702,000 in the 2018 fiscal year. This decrease was mainly due to a special bonus payment due to the closing of the Option Agreement in the 2018 fiscal year and a $6,000 decrease in stock-based compensation expense as a result of stock options vesting in the 2019 fiscal year having a lower fair value than stock options vesting in the 2018 fiscal year, which was partially offset by an increase in employees’ salaries.

Office and administrative expenses decreased $124,000 to $447,000 in the 2019 fiscal year from $571,000 in the 2018 fiscal year. This decrease was mainly due to a decrease in investor relations activities and travel costs.

Professional services increased $21,000 to $246,000 in the 2019 fiscal year from $225,000 in the 2018 fiscal year. This increase was mainly due to an increase in accounting and legal fees.

Directors’ fees decreased $25,000 to $201,000 in the 2019 fiscal year as compared to $226,000 for the 2018 fiscal year. This decrease was primarily due to a bonus payment during the 2018 fiscal year and a $3,000 decrease in stock-based compensation as a result of stock options vesting in the 2019 fiscal year having a lower fair value than stock options vesting in the 2018 fiscal year.

We recorded a $222,000 provision for uncollectible VAT for the 2019 fiscal year as compared to a $37,000 provision for uncollectible VAT in the 2018 fiscal year. The increase was mainly due to increased exploration activity at the Sierra Mojada Property and a reduction in the probability of collecting outstanding VAT. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $428,000 in the 2019 fiscal year as compared to other expense of $514,000 in the 2018 fiscal year. The significant factor contributing to other income in the 2019 fiscal year was $393,000 in income from a change in the fair value of the warrant derivative liability that was due to a decrease in the fair value of warrants with $CDN exercise prices from October 31, 2018 to October 31, 2019. The significant factor contributing to other expenses in the 2018 fiscal year was a $511,000 expense from a change in the fair value of the warrant derivative liability that was due to an increase in the fair value of warrants with $CDN exercise prices from October 31, 2017 to October 31, 2018.

Material Changes in Financial Condition; Liquidity and Capital Resources

2019 Warrants Exercised

During the year ended October 31, 2019, 1,460,000 warrants to acquire 1,460,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $143,000 ($CDN 190,000). We incurred costs of $210 related to these warrant exercises.

Cash Flows

During the 2019 fiscal year, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. In addition, we received $2,541,000 from South32 and net proceeds of $143,000 from warrants exercised. As a result of the exploration activities and general and administrative expenses, which was partially offset by net cash proceeds received from warrants exercised and funding from South32, cash and cash equivalents decreased from $3,026,000 at October 31, 2018 to $1,432,000 at October 31, 2019.

Cash flows used in operations for the 2019 fiscal year was $4,209,000 as compared to $2,647,000 in the 2018 fiscal year. This increase was mainly due to increased exploration work at the Sierra Mojada Property and general and administrative expenses.

Cash flows used in investing activities for the 2019 fiscal year was $69,000 for the acquisition of property concessions and purchase of equipment. Cash flows used in investing activities in the 2018 fiscal year was $35,000 for the acquisition of property concessions and purchase of equipment.

Cash flows provided by financing activities for the 2019 fiscal year was $2,684,000 as compared to $5,026,000 in the 2018 fiscal year. The cash flows provided by financing activities in the 2019 fiscal year was due to warrant exercises and funding from South32, and the cash flows provided by financing activities in the 2018 fiscal year was due to a private placement, warrant exercises and funding from South32.

Capital Resources

As of October 31, 2019, we had cash and cash equivalents of $1,432,000 as compared to cash and cash equivalents of $3,026,000 as of October 31, 2018. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which was partially offset by warrant exercises and funding from South32.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $129,794,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. As of December 31, 2019, we had approximately $2 million in cash and cash equivalents of which $0.3 million are unspent funds from South32. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 3 – Earn-In Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2019

Effective November 1, 2018, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. These changes became effective for our fiscal year beginning November 1, 2019. At this time, we do not expect that this update will have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes became effective for our fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application is required with an option to use certain transition relief. At this time, we do not expect that this update will have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

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

Principles of Consolidation – South32 Option Agreement

We consolidate entities in which we have a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, we manage the mineral exploration program in the property concessions in Mexico through our wholly-owned subsidiary corporations Minera Metalin and Contratistas.

We have determined Minera Metalin and Contratistas are variable interest entities and we are the primary beneficiary.

We have applied judgment in reaching our conclusion with respect to accounting for the Option Agreement with South32, described in Note 3 to the consolidated financial statements. Under the Option Agreement, South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). We have determined that the Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32 and that the Option Arrangement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. In the event the option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable. No portion of the equity value has been classified as temporary equity as the option has no intrinsic value.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We perform our annual goodwill impairment tests on April 30th of each fiscal year.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2019 and October 31, 2018 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2019 and October 31, 2018, the functional currency of Silver Bull Resources, Inc. and our subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2019 and October 31, 2018, our Mexican operations’ monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities were translated using the historical exchange rate. Our Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statements of operations.

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

See “Index to Consolidated Financial Statements” following the signature page of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2019, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2019, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2019 was effective.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see “Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources.”

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual meeting of shareholders and is incorporated by reference in this report.

We have adopted a Code of Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our Code of Ethics can be found on the Corporate Governance page of our website – at http://www.silverbullresources.com/corporate/corporate-governance/. If our board of directors approves an amendment to or waiver from any provision of our Code of Ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed Herewith

3.1	Restated Articles of Incorporation	10-K	1/14/2011	3.1.1
3.1.1	Amendment to Articles of Incorporation	8-K	4/26/2011	3.1
3.2	Amended and Restated Bylaws	10-K	1/14/2011	3.1.2
4.1	Description of Capital Stock				X
4.2	Form of Warrant Certificate (Investors)	8-K	7/27/2018	10.2
4.3	Form of Warrant Certificate (Finders)	8-K	7/27/2018	10.3
4.4	Form of Warrant Certificate (Investors)	8-K	8/21/2018	10.2
4.5	Form of Warrant Certificate (Finders)	8-K	8/21/2018	10.3
10.1	Option Agreement, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018	8-K	6/7/2018	10.1
10.1.1	Amending Agreement No. 1, dated as of April 4, 2019 and effective as March 20, 2019, to the Option Agreement, dated as of June 1, 2018, by and among Silver Bull Resources, Inc., Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V. and South32 International Investment Holding Pty Ltd	8-K	4/5/2019	10.1
10.2	Form of Subscription Agreement	8-K	7/27/2018	10.1
10.3	Form of Subscription Agreement	8-K	8/21/2018	10.1
10.4+	Silver Bull Resources, Inc. 2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	6/14/2016	10.3
10.5+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	6/14/2019	10.2
10.6+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Timothy Barry	8-K	3/1/2013	10.1
10.6.1+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Timothy Barry	8-K	2/26/2016	10.1
10.6.2+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Timothy Barry	8-K	6/28/2016	10.2
10.6.3+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Timothy Barry	8-K	8/29/2018	10.2
10.7+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Sean Fallis	8-K	3/1/2013	10.2
10.7.1+	Amendment to Employment Agreement, dated February 26, 2015, by and between the Company and Sean Fallis	8-K	3/3/2015	10.1

10.7.2+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Sean Fallis	8-K	2/26/2016	10.2
10.7.3+	Amendment to Employment Agreement, dated June 24, 2016, by and between the Company and Sean Fallis	8-K	6/28/2016	10.3
10.7.4+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Sean Fallis	8-K	8/29/2018	10.3
10.8+	Amended and Restated Employment Agreement, dated February 26, 2013, by and between the Company and Brian Edgar	8-K	3/1/2013	10.3
10.8.1+	Amendment to Amended and Restated Employment Agreement, dated February 23, 2016, by and between the Company and Brian Edgar	8-K	2/26/2016	10.3
10.8.2+	Amendment to Amended and Restated Employment Agreement, dated June 24, 2016, by and between the Company and Brian Edgar	8-K	6/28/2016	10.1
10.8.3+	Amendment to Amended and Restated Employment Agreement, dated August 28, 2018, by and between the Company and Brian Edgar	8-K	8/29/2018	10.1
10.9+	Form of Amendment to Amended and Restated Employment Agreement, dated June 4, 2015, by and between the Company and each of Timothy Barry, Sean Fallis and Brian Edgar	8-K	6/8/2015	10.1
10.10+	Form of Indemnification Agreement (Directors and Officers)				X
14.1	Code of Ethics	8-K	11/7/2019	14.1
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Smythe LLP				X
23.2	Consent of Archer, Cathro & Associates (1981) Limited				X
31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X
101.LAB*	XBRL Labels Linkbase Document				X
101.PRE*	XBRL Presentation Linkbase Document				X
99.1†	Sierra Mojada location map				X

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows

+ Indicates a management contract or compensatory plan, contract or arrangement.

† Filed herewith under Items 1 and 2 – Business and Properties.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 13, 2020	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2020	By:	/s/ Sean Fallis
Sean Fallis,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2020	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 13, 2020	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 13, 2020	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 13, 2020	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Cash Flows	F-5 – F-6

Consolidated Statement of Changes in Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8 – F-24

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) as of October 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2016.

Vancouver, Canada

January 13, 2020

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	October 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,431,634	$3,025,839
Value-added tax receivable, net of allowance for uncollectible taxes of $327,624 and $98,414, respectively (Note 4)	255,847	175,020
Income tax receivables	784	160
Other receivables	8,543	12,045
Prepaid expenses and deposits	204,713	237,253
Total Current Assets	1,901,521	3,450,317

Office and mining equipment, net (Note 5)	226,413	201,486
Property concessions (Note 6)	5,019,927	5,019,927
Goodwill (Note 7)	2,058,031	2,058,031
TOTAL ASSETS	$9,205,892	$10,729,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$328,943	$253,327
Accrued liabilities and expenses	305,446	439,450
Income tax payable	1,825	4,700
Stock option liability (Note 9)	4,803	25,116
Warrant derivative liability (Note 10)	—	405,500
Total Current Liabilities	641,017	1,128,093

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (Notes 3, 8, 9 and 10)
Common stock, $0.01 par value; 300,000,000 shares authorized, 236,328,214 and 234,868,214 shares issued and outstanding, respectively	2,363,282	2,348,682
Additional paid-in capital	135,902,944	133,015,768
Accumulated deficit	(129,793,599)	(125,855,030)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	8,564,875	9,601,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,205,892	$10,729,761

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2019	2018
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	2,508,602	1,213,519
Depreciation, asset and property concessions’ impairment (Notes 5 and 6)	44,119	27,105
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	2,552,721	1,240,624

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	692,242	701,560
Office and administrative	446,853	571,064
Professional services	245,949	224,846
Directors’ fees	201,073	226,473
Provision for uncollectible value-added taxes (Note 4)	222,130	37,457
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,808,247	1,761,400

LOSS FROM OPERATIONS	(4,360,968)	(3,002,024)

OTHER INCOME (EXPENSES)
Interest income	28,443	4,065
Interest and finance costs	—	(2,329)
Foreign currency transaction loss	(15,214)	(13,106)
Change in fair value of stock option liability (Note 9)	21,105	8,189
Change in fair value of warrant derivative liability (Note 10)	393,374	(510,968)
Miscellaneous income	—	225
TOTAL OTHER INCOME (EXPENSES)	427,708	(513,924)

LOSS BEFORE INCOME TAXES	(3,933,260)	(3,515,948)

INCOME TAX EXPENSE (Note 11)	5,309	3,718
NET AND COMPREHENSIVE LOSS	$(3,938,569)	$(3,519,666)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	235,886,730	210,615,345

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,938,569)	$(3,519,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concessions’ impairment	44,119	27,105
Provision for uncollectible value-added taxes	222,130	37,457
Foreign currency transaction loss (gain)	145	(4,132)
Change in fair value of warrant derivative liability (Note 10)	(393,374)	510,968
Change in fair value of stock option liability (Note 9)	(21,105)	(8,189)
Stock options issued for compensation (Note 9)	206,756	245,629
Changes in operating assets and liabilities:
Value-added tax receivable	(288,673)	(64,635)
Income tax receivables	(604)	(170)
Other receivables	3,641	(6,865)
Prepaid expenses and deposits	31,090	(121,499)
Accounts payable	71,476	121,484
Accrued liabilities and expenses	(143,286)	135,216
Income tax payable	(2,875)	(80)
Net cash used in operating activities	(4,209,129)	(2,647,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	(11,821)	(15,541)
Purchase of equipment	(57,224)	(19,836)
Net cash used in investing activities	(69,045)	(35,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 3)	2,540,810	922,783
Proceeds from exercise of warrants, net of costs (Note 8)	142,876	633,908
Proceeds from issuance of common stock, net of offering costs (Note 8)	—	3,469,657
Net cash provided by financing activities	2,683,686	5,026,348

Effect of exchange rates on cash and cash equivalents	283	469

Net (decrease) increase in cash and cash equivalents	(1,594,205)	2,344,063
Cash and cash equivalents beginning of year	3,025,839	681,776

Cash and cash equivalents end of year	$1,431,634	$3,025,839

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2019	2018

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$8,080	$4,599
Interest paid	$—	$2,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued for financing fees (Note 8)	$—	$26,165
Offering costs included in accounts payable and accrued liabilities	$—	$50,653

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance, November 1, 2017	199,259,967	$1,992,599	$127,679,664	$(122,335,364)	$92,248	$7,429,147
Issuance of common stock as follows: - for cash at a price of $0.13 per share with attached warrants, less offering costs of $343,816 (Note 8)	29,141,872	291,419	3,153,208	—	—	3,444,627
- exercise of warrants at a price of $CDN 0.13 per share, less costs of $795 (Note 8)	5,565,000	55,650	508,689	—	—	564,339
- exercise of agent warrants at a price of $CDN 0.10 per share, less costs of $333 (Note 8)	901,375	9,014	60,556	—	—	69,570
Earn-In Option Agreement (Note 3)	—	—	922,783	—	—	922,783
Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	245,629	—	—	245,629
Fair value of warrants issued to agents in connection with the $0.13 per share private placement (Notes 8 and 10)	—	—	26,165	—	—	26,165
Reclassification of consultants’ stock options to liability (Note 9)	—	—	(28,111)	—	—	(28,111)
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 10)	—	—	385,738	—	—	385,738
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.10 (Note 10)	—	—	61,447	—	—	61,447
Net loss for the year ended October 31, 2018	—	—	—	(3,519,666)	—	(3,519,666)
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668

Issuance of common stock as follows: - Exercise of warrants at a price of $0.13 per share less costs of $210 (Note 8)	1,460,000	14,600	128,276	—	—	142,876
Earn-In Option Agreement (Note 3)	—	—	2,540,810	—	—	2,540,810
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13 (Note 10)	—	—	12,126	—	—	12,126
Reclassification of consultants’ stock options to liability (Note 9)	—	—	(792)	—	—	(792)
Stock-based compensation for options issued to directors, officers, employees and consultants	—	—	206,756	—	—	206,756
Net loss for the year ended October 31, 2019	—	—	—	(3,938,569)	—	(3,938,569)
Balance, October 31, 2019	236,328,214	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875

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

The Company engages in the business of mineral exploration. The Company currently owns a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands. Dome Asia has a wholly-owned subsidiary, Dome Minerals Nigeria Limited, incorporated in Nigeria.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) using the accrual method of accounting, except for cash flow amounts.

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

Under the VIE model, a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporations Minera Metalin and Contratistas.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performs its annual goodwill impairment tests on April 30th of each fiscal year.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2019 and 2018 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative Liability

The Company classifies warrants with a Canadian Dollar (“$CDN”) exercise price on its consolidated balance sheets as a derivative liability that is fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to fair value the warrants that do not have an acceleration feature and has used the Monte Carlo valuation model to fair value the warrants that do have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividend nor does the Company anticipate paying any dividend in the foreseeable future.

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

Stock-Based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants. The expected term of the options is based upon an evaluation of historical and expected future exercise behavior. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. Volatility is determined based upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future. The Company uses the graded vesting attribution method to recognize compensation costs over the requisite service period. Stock options granted to consultants when the exercise price is in $CDN are classified as stock option liability on the Company’s consolidated balance sheets upon vesting.

The Company classifies cumulative compensation cost associated with options on subsidiary equity as additional paid-in capital until exercise.

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 32,152,305 shares and 55,250,230 shares outstanding at October 31, 2019 and 2018, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2019 and 2018, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2019 and 2018, the Company’s Mexican operations’ monetary assets and liabilities were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. These changes became effective for the Company’s fiscal year beginning November 1, 2019. At this time, the Company does not expect that this update will have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes became effective for the Company’s fiscal year beginning November 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application is required with an option to use certain transition relief. At this time, the Company does not expect that this update will have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – EARN-IN OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, the Company received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. In May 2019, the Company received the initial payment of $319,430 for Year 2 of the Option Agreement from South32. Cumulative funding received under the Option Agreement from South32 as of October 31, 2019 was $3,463,593. Cumulative exploration expenditures under the Option Agreement as of October 31, 2019 was $3,904,263. In November and December 2019, we received the second and third payments for Year 2 of the Option Agreement of $666,336 and $228,836, respectively, from South32. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure.

The combined carrying amount of the assets and liabilities of Minera Metalin and Contratistas (consolidated with their wholly-owned subsidiary) are as follows at October 31, 2019:

Assets:	Mexico
Cash and cash equivalents	$62,000
Value-added tax receivable, net	256,000
Other receivables	5,000
Income tax receivable	1,000
Prepaid expenses and deposits	101,000
Office and mining equipment, net	226,000
Property concessions	5,020,000
Total assets	$5,671,000

Liabilities:
Accounts payable	206,000
Accrued liabilities and expenses	160,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,992,000
Total liabilities	$4,358,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,313,000

The Company’s maximum exposure to loss at October 31, 2019 is $5,305,000, which includes the carrying value of the VIEs’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $255,847 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2019 and 2018 is as follows:

Allowance for uncollectible VAT – October 31, 2017	$67,729
Provision for uncollectible VAT	37,457
Write-off VAT receivable	(3,440)
Foreign currency translation adjustment	(3,332)
Allowance for uncollectible VAT – October 31, 2018	98,414
Provision for uncollectible VAT	222,130
Foreign currency translation adjustment	7,080
Allowance for uncollectible VAT – October 31, 2019	$327,624

NOTE 5 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2019 and October 31, 2018:

	October 31,	October 31,
	2019	2018

Mining equipment	$396,152	$358,513
Vehicles	92,873	73,287
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,219	778,994
Less: Accumulated depreciation	(609,806)	(577,508)
Office and mining equipment, net	$226,413	$201,486

NOTE 6 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2019 and 2018:

Property Concessions – October 31, 2017	$5,004,386
Acquisitions	15,541
Property Concessions – October 31, 2018	$5,019,927
Acquisitions	11,821
Impairment	(11,821)
Property Concessions – October 31, 2019	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at October 31, 2019 and 2018:

Goodwill – October 31, 2019 and 2018	$2,058,031

NOTE 8 – COMMON STOCK

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

The Company incurred costs of $210 related to warrant exercises in the year ended October 31, 2019.

On July 25 and August 20, 2018, the Company completed a two-tranche private placement for 29,141,872 units at a purchase price of $0.13 per unit (the “$0.13 Unit”) for gross proceeds of $3,788,443. Each $0.13 Unit consists of one share of the Company’s common stock and one half of one common stock purchase warrant (the “$0.13 Warrant”).  Each full $0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.16 for a period of 24 months from the closing of the private placement. The Company paid a 7% finder’s fee totaling $224,110 to agents with respect to certain purchasers who were introduced by these agents. In addition, the agents received 1,231,374 non-transferable warrants (the “2018 Agent’s Warrants”). Each 2018 Agent’s Warrant entitles an agent to acquire one share of common stock at a price of $0.14 for a period of 24 months from the closing of the private placement. The fair value of the 2018 Agent’s Warrants was determined to be $26,165 (Note 10), and the Company incurred other offering costs of $93,541.

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

NOTE 9 – STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2019 and 2018 are as follows:

Year Ended October 31,
Options	2019	2018

Expected volatility	—	40% – 87%
Risk-free interest rate	—	1.94% – 2.60%
Dividend yield	—	—
Expected term (in years)	—	2.50 – 5.00

No options were granted during the year ended October 31, 2019. During the year ended October 31, 2018, the Company granted options to acquire 350,000 shares of common stock with an exercise price of $CDN 0.215 per share and 7,825,000 options to acquire shares of common stock with an exercise price of $CDN 0.13 per share. No options were exercised during the years ended October 31, 2019 and 2018. The weighted-average grant-date fair value of the stock options granted was $0.06 per share.

The following is a summary of stock option activity for the fiscal years ended October 31, 2019 and 2018:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	12,794,286	0.16	2.98	$110,622
Granted	8,175,000	0.10
Expired	(2,019,286)	0.40
Outstanding at October 31, 2018	18,950,000	0.11	3.48	$429,158
Expired	(2,600,000)	0.24
Outstanding at October 31, 2019	16,350,000	$0.09	2.83	$46,448
Exercisable at October 31, 2019	13,833,333	$0.09	2.64	$46,448

The Company recognized stock-based compensation costs for stock options of $206,756 and $245,629 for the fiscal years ended October 31, 2019 and 2018, respectively. As of October 31, 2019, there remains $62,420 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.46 years.

Summarized information about stock options outstanding and exercisable at October 31, 2019 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	1.32	$0.06	4,075,000	$0.06
0.10	11,625,000	3.37	0.10	9,108,333	0.10
0.16	350,000	3.30	0.16	350,000	0.16
0.19	300,000	1.76	0.19	300,000	0.19
$0.06 – 0.19	16,350,000	2.83	$0.09	13,833,333	$0.09

Stock options granted to consultants with a $CDN exercise price are classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. The following is a summary of the Company’s stock option liability at October 31, 2019 and October 31, 2018:

Stock option liability at October 31, 2017	$5,194
Reclassification from additional paid-in capital	28,111
Change in fair value of stock option liability	(8,189)
Stock option liability at October 31, 2018	$25,116
Reclassification from additional paid-in capital	792
Change in fair value of stock option liability	(21,105)
Stock option liability at October 31, 2019	$4,803

NOTE 10 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2019 and 2018 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	27,164,700	$0.10	1.70	$9,769
Issued in the $0.13 Unit private placement (Note 8)	14,570,931	$0.16
Agent’s Warrants (Note 8)	1,231,374	$0.14
Expired	(200,400)	$0.15
Exercised	(6,466,375)	$0.10
Outstanding and exercisable at October 31, 2018	36,300,230	$0.13	1.16	$254,068
Exercised	(1,460,000)	$0.10
Expired	(19,037,925)	$0.10
Outstanding and exercisable at October 31, 2019	15,802,305	$0.16	0.75	$—

During the year ended October 31, 2018, the Company issued 14,570,931 warrants with an exercise price of $0.16 in connection with the $0.13 Unit private placement and issued 1,231,374 compensation warrants to agents with an exercise price of $0.14 (Note 8). The fair value of the 2018 Agent’s Warrants was determined to be $26,165 based on the Black-Scholes pricing model using a risk-free interest rate of 2.8% - 2.9%, expected volatility of 39% - 45%, a dividend yield of 0%, and a contractual term of two years.

Warrants exercised during the years ended October 31, 2019 and 2018 are discussed in Note 8.

The warrants exercised during the years end October 31, 2019 and 2018 had an intrinsic value of $12,126 and $447,185, respectively.

Summarized information about warrants outstanding and exercisable at October 31, 2019 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.14	1,231,374	0.74	$0.14
0.16	14,570,931	0.75	0.16
$0.14 – 0.16	15,802,305	0.75	$0.16

The Company’s warrants with a $CDN exercise price have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at October 31, 2019 and October 31, 2018:

Warrant derivative liability at October 31, 2017	$341,717
Change in fair value of warrant derivative liability	510,968
Reclassification to additional paid-in capital upon exercise of warrants	(447,185)
Warrant derivative liability at October 31, 2018	$405,500
Change in fair value of warrant derivative liability	(393,374)
Reclassification to additional paid-in capital upon exercise of warrants	(12,126)
Warrant derivative liability at October 31, 2019	$—

As of October 31, 2019, all warrants with a $CDN exercise price have expired.

NOTE 11 – TAX REFORM AND INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act required the Company to use a statutory tax rate of 21% for the year ended October 31, 2019. The Tax Act required the Company to use a blended statutory tax rate of 23% for the year ended October 31, 2018.

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

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company. Dome, a Delaware corporation, files a tax return in the United States as part of the Company’s consolidated tax return.

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2019	2018
United States	$(1,155,000)	$(2,228,000)
Foreign	(2,778,000)	(1,288,000)
Loss before income taxes	$(3,933,000)	$(3,516,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2019	2018
Current tax expense	$5,309	$3,718
Deferred tax expense	—	—
	$5,309	$3,718

The Company’s provision for income taxes for the fiscal year ended October 31, 2019 consisted of a tax expense of $5,309 related to a recovery for income taxes for Contratistas and a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2019.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2019	2018

Income tax benefit calculated at U.S. federal income tax rate	$(826,000)	$(808,000)

Differences arising from:
Other permanent differences	81,000	207,000
Differences due to foreign income tax rates	(244,000)	(81,000)
Adjustment to prior year taxes	(28,000)	68,000
Inflation adjustment foreign net operating loss	(258,000)	(375,000)
Foreign currency fluctuations	(344,000)	417,000
Decrease in valuation allowance	(403,000)	(4,810,000)
Re-measurement of deferred tax assets at 21%	—	4,767,000
Net operation loss carry forwards expiration - United States	154,000	99,000
Net operation loss carry forwards expiration - Mexico	1,873,000	520,000
Net income tax provision	$5,000	$4,000

The components of the deferred tax assets at October 31, 2019 and 2018 were as follows:

	October 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards – U.S.	$7,359,000	$7,232,000
Net capital loss carry forwards – U.S.	62,000	62,000
Net operating loss carry forwards – Mexico	6,656,000	7,736,000
Stock-based compensation – U.S.	8,000	7,000
Exploration costs	830,000	295,000
Other – United States	30,000	26,000
Other – Mexico	29,000	19,000
Total net deferred tax assets	14,974,000	15,377,000
Less: valuation allowance	(14,974,000)	(15,377,000)
Net deferred tax asset	$—	$—

At October 31, 2019, the Company has U.S. net operating loss carry-forwards of approximately $32 million that expire in the years 2020 through 2037 and $3 million which will be carried forward indefinitely. The Company has U.S net capital loss carry-forwards of approximately $0.3 million that expire in the year 2020. The Company has approximately $22 million of net operating loss carry-forwards in Mexico that expire in the years 2020 through 2029.

The valuation allowance for deferred tax assets of $15.0 and $15.4 million at October 31, 2019 and 2018, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2019 and 2018, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2019, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2015 and all following years
Mexico:	2014 and all following years
Canada:	2015 and all following years

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

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at October 31, 2019 and 2018 due to the short maturities of these financial instruments.

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

The derivatives warrants are not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. These are considered to be a Level 3 financial instrument. As of October 31, 2019, all warrants with a $CDN exercise price have expired.

The Company has the following liabilities under the fair value hierarchy:

	October 31, 2019
Liability	Level 1	Level 2	Level 3

Stock option liability	$—	$—	$4,803

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2019 and 2018, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $1,296,115 and $2,919,461, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2019 and 2018, the U.S. dollar equivalent balance for these accounts was $62,024 and $32,668, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2019, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $15,326.

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

Royalty

The Company has agreed to pay a 2% net smelter return royalty on certain property concessions within the Sierra Mojada Property based on the revenue generated from production. Total payments under this royalty are limited to $6.875 million (the “Royalty”). To date, no royalties have been paid.

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the federal appeals court upheld the original ruling. This ruling has been subsequently challenged by Mineros Norteños. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2019	2018
Net loss
Mexico	$(2,784,000)	$(1,292,000)
Canada	(1,155,000)	(2,228,000)
Net Loss	$(3,939,000)	$(3,520,000)

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$1,370,000	$62,000	$1,432,000
Value-added tax receivable, net	—	256,000	256,000
Other receivables	4,000	5,000	9,000
Prepaid expenses and deposits	103,000	102,000	205,000
Office and mining equipment, net	—	226,000	226,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,477,000	$7,729,000	$9,206,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2018:

	Canada	Mexico	Total
Cash and cash equivalents	$2,993,000	$33,000	$3,026,000
Value-added tax receivable, net	—	175,000	175,000
Other receivables	11,000	1,000	12,000
Prepaid expenses and deposits	226,000	11,000	237,000
Office and mining equipment, net	—	202,000	202,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$3,230,000	$7,500,000	$10,730,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

