Form 10-Q
period 2020-04-30
SILVER BULL RESOURCES, INC.
filed 2020-06-12
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2020.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes [_] No [X]

As of June 12, 2020, there were 236,328,214 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2020	October 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,334,444	$1,431,634
Value-added tax receivable, net of allowance for uncollectible taxes of $275,904 and $327,624 respectively (Note 6)	215,961	255,847
Income tax receivables	595	784
Other receivables	8,959	8,543
Prepaid expenses and deposits	153,471	204,713
Total Current Assets	1,713,430	1,901,521

Office and mining equipment, net (Note 7)	208,376	226,413
Property concessions (Note 8)	5,019,927	5,019,927
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$8,999,764	$9,205,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$151,519	$328,943
Accrued liabilities and expenses	242,473	305,446
Income tax payable	2,500	1,825
Stock option liability (Note 11)	—	4,803
Total Current Liabilities	396,492	641,017

COMMITMENTS AND CONTINGENCIES (Notes 1 and 14)

STOCKHOLDERS’ EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 300,000,000 shares authorized, 236,328,214, and 236,328,214 shares issued and outstanding, respectively	2,363,282	2,363,282
Additional paid-in capital	136,987,735	135,902,944
Accumulated deficit	(130,839,993)	(129,793,599)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	8,603,272	8,564,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,999,764	$9,205,892

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	84,633	356,131	288,163	814,160
Depreciation	8,916	7,381	18,037	14,598
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	93,549	363,512	306,200	828,758

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	136,566	166,160	292,783	339,367
Office and administrative	85,443	154,996	156,871	280,888
Professional services	91,479	71,397	171,800	136,278
Directors’ fees	37,289	53,300	74,772	107,765
Provision for uncollectible value-added taxes (Note 6)	5,063	11,639	15,641	20,955
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	355,840	457,492	711,867	885,253

LOSS FROM OPERATIONS	(449,389)	(821,004)	(1,018,067)	(1,714,011)

OTHER (EXPENSES) INCOME
Interest income	2,108	6,265	7,588	6,384
Foreign currency transaction (loss) gain	(26,537)	2,073	(30,539)	7,904
Change in fair value of stock option liability (Note 11)	—	16,983	—	18,774
Change in fair value of warrant derivative liability	—	484,636	—	370,223
TOTAL OTHER (EXPENSES) INCOME	(24,429)	509,957	(22,951)	403,285

LOSS BEFORE INCOME TAXES	(473,818)	(311,047)	(1,041,018)	(1,310,726)

INCOME TAX EXPENSE	4,133	3,312	5,376	4,984

NET LOSS AND COMPREHENSIVE LOSS	(477,951)	(314,359)	(1,046,394)	(1,315,710)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$—	$—	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 5)	236,328,214	236,010,911	236,328,214	235,435,436

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Six months ended April 30, 2020
Balance, October 31, 2019	236,328,214	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Earn-in option agreement (Note 4)	—	—	1,042,538	—	—	1,042,538
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 11)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	37,450	—	—	37,450
Net loss for the six-month period ended April 30, 2020	—	—	—	(1,046,394)	—	(1,046,394)
Balance, April 30, 2020	236,328,214	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended April 30, 2020
Balance, January 31, 2020	236,328,214	$2,363,282	$136,821,644	$(130,362,042)	$92,248	$8,915,132
Earn-in option agreement (Note 4)	—	—	147,366	—	—	147,366
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	18,725	—	—	18,725
Net loss for the three-month period ended April 30, 2020	—	—	—	(477,951)	—	(477,951)
Balance, April 30, 2020	236,328,214	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(CONTINUED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Six months ended April 30, 2019
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668
Issuance of common stock as follows:
- Exercise of warrants at a price of Canadian Dollar (“$CDN”) 0.13 per share less costs of $210 (Note 10)	1,460,000	14,600	128,276	—	—	142,876
Earn-in option agreement (Note 4)	—	—	2,221,380	—	—	2,221,380
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	12,126	—	—	12,126
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	122,131	—	—	122,131
Net loss for the six-month period ended April 30, 2019	—	—	—	(1,315,710)	—	(1,315,710)
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended April 30, 2019
Balance, January 31, 2019	235,268,214	$2,352,682	$134,162,059	$(126,856,381)	$92,248	$9,750,608
Issuance of common stock as follows:
- Exercise of warrants at a price of $CDN 0.13 per share less costs of $140 (Note 10)	1,060,000	10,600	92,928	—	—	103,528
Earn-in option agreement (Note 4)	—	—	1,175,380	—	—	1,175,380
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	9,094	—	—	9,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	60,220	—	—	60,220
Net loss for the three-month period ended April 30, 2019	—	—	—	(314,359)	—	(314,359)
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046,394)	$(1,315,710)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	18,037	14,598
Provision for uncollectible value-added taxes	15,641	20,955
Foreign currency transaction loss	27,191	3,157
Change in fair value of warrant derivative liability	—	(370,223)
Change in fair value of stock option liability	—	(18,774)
Stock options issued for compensation	37,450	122,131
Changes in operating assets and liabilities:
Value-added tax receivable	(26,890)	(65,670)
Income tax receivable	37	(337)
Other receivables	(1,364)	2,171
Prepaid expenses and deposits	50,754	47,517
Accounts payable	(177,426)	(108,467)
Accrued liabilities and expenses	(32,262)	(220,096)
Income tax payable	675	(3,200)
Net cash used in operating activities	(1,134,551)	(1,891,948)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of property concessions	—	(11,820)
Net cash used in investing activity	—	(11,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	1,042,538	2,221,380
Proceeds from exercise of warrants, net of costs (Note 10)	—	142,876
Net cash provided by financing activities	1,042,538	2,364,256

Effect of exchange rates on cash and cash equivalents	(5,177)	1,067

Net (decrease) increase in cash and cash equivalents	(97,190)	461,555

Cash and cash equivalents beginning of period	1,431,634	3,025,839

Cash and cash equivalents end of period	$1,334,444	$3,487,394

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2020	2019

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,769	$3,192
Interest paid	$—	$—

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $130,839,993. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2020, the Company had cash and cash equivalents of $1,334,444. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on January 13, 2020, except as follows.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2020

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

NOTE 4 – EARN-IN OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, the Company received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company has received funding of $1,361,968 from South32 for Year 2 of the Option Agreement as of April 30, 2020. In June 2020, the Company received a payment of $52,734 for Year 2 of the Option Agreement from South32, which time period has been extended by an event of force majeure described in more detail below. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 12, 2020, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with their wholly-owned subsidiary) are as follows at April 30, 2020:

Assets:	Mexico
Cash and cash equivalents	$17,000
Value-added tax receivable, net	216,000
Other receivables	4,000
Income tax receivable	1,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	208,000
Property concessions	5,020,000
Total assets	$5,566,000

Liabilities:
Accounts payable	$51,000
Accrued liabilities and expenses	116,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,348,000
Total liabilities	$3,515,000

Net advances and investment in the Company’s Mexican subsidiaries	$2,051,000

In addition, at April 30, 2020, Silver Bull Resources, Inc. held $49,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at April 30, 2020 is $5,399,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2020 and 2019 that upon exercise were issuable into 32,152,305 and 53,515,230 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $215,961 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2020 is as follows:

Allowance for uncollectible VAT – October 31, 2019	$327,624
Provision for VAT receivable allowance	15,641
Foreign currency translation adjustment	(67,361)
Allowance for uncollectible VAT – April 30, 2020	$275,904

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2020 and October 31, 2019, respectively:

	April 30,	October 31,
	2020	2019

Mining equipment	$396,152	$396,152
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,219	836,219
Less: Accumulated depreciation	(627,843)	(609,806)
Office and mining equipment, net	$208,376	$226,413

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2020 and October 31, 2019:

Property concessions – April 30, 2020 and October 31, 2019	$5,019,927

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2020, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2020 and October 31, 2019:

Goodwill – April 30, 2020 and October 31, 2019	$2,058,031

NOTE 10 – COMMON STOCK

No shares of common stock were issued during the six months ended April 30, 2020.

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

No options were granted or exercised during the six months ended April 30, 2020 and April 30, 2019.

The following is a summary of stock option activity for the six months ended April 30, 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2019	16,350,000	$0.09	2.83	$46,448
Outstanding at April 30, 2020	16,350,000	$0.09	2.33	$14,648
Exercisable at April 30, 2020	13,833,333	$0.08	2.14	$14,648

The Company recognized stock-based compensation costs for stock options of $37,450 and $122,131 for the six months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, there was $24,968 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.21 years.

Summarized information about stock options outstanding and exercisable at April 30, 2020 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	4,075,000	0.82	$0.05	4,075,000	$0.05
0.09	11,625,000	2.87	0.09	9,108,333	0.09
0.15	350,000	2.81	0.15	350,000	0.15
0.18	300,000	1.26	0.18	300,000	0.18
$0.05 – 0.18	16,350,000	2.33	$0.09	13,833,333	$0.08

Prior to the adoption of ASU 2018-07 on November 1, 2019, stock options granted to consultants with a $CDN exercise price were classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. On adoption of ASU 2018-07, the classification of stock options granted to consultants with a $CDN exercise price is only reassessed if the award is modified after it vests and the consultant is no longer providing services, rather than once performance is complete and the award vests. ASU 2018-07 requires liability-classified awards that have not been settled as of the adoption date to be remeasured based on their adoption-date fair value. As a result, the Company reclassified $4,803 from stock option liability to additional paid-in capital on adoption of ASU 2018-07 (Note 3). The following is a summary of the Company’s stock option liability at April 30, 2020 and October 31, 2019:

Stock option liability at October 31, 2019:	$4,803
Reclassification to additional paid-in capital	(4,803)
Stock option liability at April 30, 2020	$—

NOTE 12 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2020 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2019	15,802,305	$0.16	0.75	$—
Outstanding and exercisable at April 30, 2020	15,802,305	$0.16	0.25	$—

No warrants were issued or exercised during the six months ended April 30, 2020.

No warrants were issued during the six months ended April 30, 2019.

Warrants exercised during the six months ended April 30, 2019 are discussed in Note 10.

The warrants exercised during the six months ended April 30, 2019 had an intrinsic value of $12,126.

Summarized information about warrants outstanding and exercisable at April 30, 2020 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.14	1,231,374	0.25	$0.14
0.16	14,570,931	0.25	0.16
$0.14 – 0.16	15,802,305	0.25	$0.16

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

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at April 30, 2020 and October 31, 2019 due to the short maturities of these financial instruments.

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

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2020, and October 31, 2019, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $1,295,087 and $1,296,115, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2020, and October 31, 2019, the U.S. dollar equivalent balance for these accounts was $17,162 and $62,024, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2020, a 1% decrease in interest rates would have resulted in a reduction of approximately $5,618 in interest income for the period.

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

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeal Court held the original ruling. This ruling has been subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeal Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court held the original ruling after considering these additional factors. Mineros Norteños may challenge this ruling at the Federal Circuit Court. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Mexico	(117,000)	$(377,000)	$(314,000)	$(846,000)
Canada	(361,000)	63,000	(732,000)	(470,000)
Net Loss	(478,000)	$(314,000)	$(1,046,000)	$(1,316,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,317,000	$17,000	$1,334,000
Value-added tax receivable, net	—	216,000	216,000
Other receivables	5,000	5,000	10,000
Prepaid expenses and deposits	54,000	100,000	154,000
Office and mining equipment, net	—	208,000	208,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,376,000	$7,624,000	$9,000,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$1,370,000	$62,000	$1,432,000
Value-added tax receivable, net	—	256,000	256,000
Other receivables	4,000	5,000	9,000
Prepaid expenses and deposits	103,000	102,000	205,000
Office and mining equipment, net	—	226,000	226,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,477,000	$7,729,000	$9,206,000

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
  The timing, duration and overall impact of the COVID-19 pandemic on the Company’s business;
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
  Outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

South32 Earn-In Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We have received funding of $1,361,968 from South32 for Year 2 of the Option Agreement as of April 30, 2020. In June 2020, we received a payment of $52,734 for Year 2 of the Option Agreement from South32, which time period has been extended by an event of force majeure described in more detail below. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 12, 2020, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Property Concessions and Outlook

Sierra Mojada Property

In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. In June 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.1 million for the period from June 2020 through December 2020. The focus of our 2020 exploration budget for the Sierra Mojada Property is maintaining our property concessions.

Results of Operations

Three Months Ended April 30, 2020 and April 30, 2019

For the three months ended April 30, 2020, we experienced a net loss of $478,000, or approximately $nil per share, compared to a net loss of $314,000, or approximately $nil per share, during the comparable period last year. The $164,000 increase in net loss was primarily due to $24,000 in other expenses in the three months ended April 30, 2020 compared to $510,000 in other income in the comparable period last year, which was offset by a $270,000 decrease in exploration and property holding costs and a $101,000 decrease in general and administrative expenses, as described in more detail below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $270,000 to $94,000 for the three months ended April 30, 2020, compared to $364,000 for the comparable period last year. This decrease was mainly due to the blockade discussed in the “Current Developments – South32 Earn-In Option Agreement” above.

General and Administrative Expenses

We recorded general and administrative expenses of $356,000 for the three months ended April 30, 2020 as compared to $457,000 for the comparable period last year. The $101,000 decrease was mainly the result of a $29,000 decrease in personnel costs, a $70,000 decrease in office and administrative costs, a $16,000 decrease in directors’ fees and a $7,000 decrease in the provision for uncollectible VAT, which was partially offset by a $20,000 increase in professional services, as described below.

Personnel costs decreased $29,000 to $137,000 for the three months ended April 30, 2020 as compared to $166,000 for the comparable period last year. This decrease was mainly due to a $25,000 decrease in stock-based compensation expenses as a result of stock options vesting in the three months ended April 30, 2020 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $70,000 to $85,000 for the three months ended April 30, 2020 as compared to $155,000 for the comparable period last year. This decrease was mainly due to a decrease in investor relations activities.

Professional fees increased $20,000 to $91,000 for the three months ended April 30, 2020 compared to $71,000 for the comparable period last year. This increase is mainly due to an increase in accounting and legal fees.

Directors’ fees decreased $16,000 to $37,000 for the three months ended April 30, 2020 as compared to $53,000 for the comparable period last year. This decrease was primarily due to a $16,000 decrease in stock-based compensation expense as a result of stock options vesting in the three months ended April 30, 2020 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a $5,000 provision for uncollectible VAT for the three months ended April 30, 2020 as compared to a $12,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $24,000 for the three months ended April 30, 2020 as compared to other income of $510,000 for the comparable period last year. The significant factor contributing to other expenses in the three months ended April 30, 2020 was a $27,000 foreign currency transaction loss. The significant factor contributing to other income in the three months ended April 30, 2019 was $485,000 in income from a change in fair value of a warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from February 1, 2019 to April 30, 2019.

Six Months Ended April 30, 2020 and April 30, 2019

For the six months ended April 30, 2020, we experienced a net loss of $1,046,000, or approximately $nil per share, compared to a net loss of $1,316,000, or approximately $0.01 per share, during the comparable period last year. The $270,000 decrease in net loss was primarily due to a $523,000 decrease in exploration and property holding costs, a $173,000 decrease in general and administrative expenses and $23,000 in other expenses for the six months ended April 30, 2020 compared to $403,000 in other income in the comparable period last year, as described in more detail below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $523,000 to $306,000 for the six months ended April 30, 2020, compared to $829,000 for the comparable period last year. This decrease was mainly due to the blockade discussed in the “Current Developments – South32 Earn-In Option Agreement” section above.

General and Administrative Expenses

We recorded general and administrative expenses of $712,000 for the six months ended April 30, 2020 as compared to $885,000 for the comparable period last year. The $173,000 decrease was mainly the result of a $46,000 decrease in personnel costs, a $124,000 decrease in office and administrative costs, a $33,000 decrease in directors’ fees, and a $5,000 decrease in the provision for uncollectible VAT, which was partially offset by a $36,000 increase in professional services, as described below.

Personnel costs decreased $46,000 to $293,000 for the six months ended April 30, 2020 as compared to $339,000 for the comparable period last year. This decrease was mainly due to a $51,000 decrease in stock-based compensation expense as a result of stock options vesting in the six months ended April 30, 2020 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $124,000 to $157,000 for the six months ended April 30, 2020 as compared to $281,000 for the comparable period last year. This decrease was mainly due to a decrease in investor relations activities.

Professional fees increased $36,000 to $172,000 for the six months ended April 30, 2020 compared to $136,000 for the comparable period last year. This increase is mainly due to an increase in accounting and legal fees.

Directors’ fees decreased $33,000 to $75,000 for the six months ended April 30, 2020 as compared to $108,000 for the comparable period last year. This decrease was primarily due to a $33,000 decrease in stock-based compensation expenses as a result of stock options vesting in the six months ended April 30, 2020 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a $16,000 provision for uncollectible VAT for the six months ended April 30, 2020 as compared to a $21,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $23,000 for the six months ended April 30, 2020 as compared to other income of $403,000 for the comparable period last year. The significant factor contributing to other expenses in the six months ended April 30, 2020 was a $30,000 foreign currency transaction loss. The significant factor contributing to other income in the six months ended April 30, 2019 was $370,000 in income from a change in fair value of a warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from October 31, 2018 to April 30, 2019.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2020, we primarily utilized cash and cash equivalents to fund exploration and property holding activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the six months ended April 30, 2020, we received $1,043,000 from South32. As a result of the exploration activities and general and administrative expenses, which was partially offset by funding from South32, cash and cash equivalents decreased from $1,432,000 at October 31, 2019 to $1,334,000 at April 30, 2020.

Cash flows used in operating activities for the six months ended April 30, 2020 was $1,135,000, as compared to $1,892,000 for the comparable period in 2019. This decrease was mainly due to decreased exploration and property holding costs due to the blockade and decreased general and administrative expenses.

Cash flows used in investing activities for the six months ended April 30, 2020 was $nil, as compared to $12,000 for the acquisition of property concessions for the comparable period in last year.

Cash flows provided by financing activities for the six months ended April 30, 2020 was $1,043,000, as compared to $2,364,000 for the comparable period last year. The cash flow provided by financing activities for the six months ended April 30, 2020 was due to funding from South32. The cash flow provided by financing activities for the comparable period last year was due to warrants exercised and funding from South32.

Capital Resources

As of April 30, 2020, we had cash and cash equivalents of $1,334,000, as compared to cash and cash equivalents of $1,432,000 as of October 31, 2019. The decrease in our liquidity was primarily the result of exploration activities at the Sierra Mojada Property and general and administrative expenses, which were partially offset by the funding from South32.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $130,840,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. As of April 30, 2020, we had cash and cash equivalents of $1,334,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans. In addition, the spread of COVID-19 has had, and continues to have, a negative impact on the financial markets which may impact our ability to obtain additional financing in the near term. A prolonged downturn in the financial markets could have an adverse effect on our business, results of operations and ability to raise capital.

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

Capital Requirements and Liquidity Need for Additional Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property as discussed below.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. In June 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.1 million for the period from June 2020 through December 2020. As of May 31, 2020, we had approximately $1.2 million in cash and cash equivalents. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – Earn-In Option Agreement in our interim condensed consolidated financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property.

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

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2020

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2020.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2020, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 14 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

The risk factors outlined below should be considered along with the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2020.

Our operations may be disrupted, and our financial results may be adversely affected, by global outbreaks of contagious diseases, including the novel coronavirus (COVID-19) pandemic.

Global outbreaks of contagious diseases, including the December 2019 outbreak of a novel strain of coronavirus (COVID-19), have the potential to significantly and adversely impact our operations and business. On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic. Pandemics or disease outbreaks such as the currently ongoing COVID-19 outbreak may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities and limiting the ability of our management to meet with potential financing sources. The spread of COVID-19 has had, and continues to have, a negative impact on the financial markets, which may impact our ability to obtain additional financing in the near term. A prolonged downturn in the financial markets could have an adverse effect on our business, results of operations and ability to raise capital.

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

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2020, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 12, 2020	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 12, 2020	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

