Form 10-Q
period 2020-07-31
SILVER BULL RESOURCES, INC.
filed 2020-09-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2020.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes [_]   No [X]

As of September 11, 2020, there were 236,328,214 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	October 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,038,756	$1,431,634
Value-added tax receivable, net of allowance for uncollectible taxes of $329,262 and $327,624 respectively (Note 6)	209,262	255,847
Income tax receivables	558	784
Other receivables	6,799	8,543
Prepaid expenses and deposits	130,347	204,713
Total Current Assets	1,385,722	1,901,521

Office and mining equipment, net (Note 7)	199,716	226,413
Property concessions (Note 8)	5,019,927	5,019,927
Goodwill (Note 9)	2,058,031	2,058,031
TOTAL ASSETS	$8,663,396	$9,205,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$154,772	$328,943
Accrued liabilities and expenses	286,649	305,446
Income tax payable	3,750	1,825
Stock option liability (Note 12)	—	4,803
Total Current Liabilities	445,171	641,017

Loan payable (Note 10)	29,842	—
TOTAL LIABILITIES	475,013	641,017

COMMITMENTS AND CONTINGENCIES (Notes 1 and 15)

STOCKHOLDERS’ EQUITY (Notes 4, 11, 12 and 13)
Common stock, $0.01 par value; 300,000,000 shares authorized, 236,328,214, and 236,328,214 shares issued and outstanding, respectively	2,363,282	2,363,282
Additional paid-in capital	137,059,194	135,902,944
Accumulated deficit	(131,326,341)	(129,793,599)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	8,188,383	8,564,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,663,396	$9,205,892

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	192,578	1,077,444	480,741	1,891,604
Depreciation	8,659	8,361	26,696	22,959
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	201,237	1,085,805	507,437	1,914,563

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	136,025	165,054	428,808	504,421
Office and administrative	62,042	99,892	218,913	380,780
Professional services	25,303	57,636	197,103	193,914
Directors’ fees	36,791	51,066	111,563	158,831
Provision for uncollectible value-added taxes (Note 6)	31,287	45,543	46,928	66,498
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	291,448	419,191	1,003,315	1,304,444

LOSS FROM OPERATIONS	(492,685)	(1,504,996)	(1,510,752)	(3,219,007)

OTHER INCOME (EXPENSES)
Interest income	64	15,002	7,652	21,386
Foreign currency transaction gain (loss)	7,589	(12,324)	(22,950)	(4,420)
Change in fair value of stock option liability (Note 12)	—	(5,265)	—	13,509
Change in fair value of warrant derivative liability	—	2,106	—	372,329
TOTAL OTHER INCOME (EXPENSES)	7,653	(481)	(15,298)	402,804

LOSS BEFORE INCOME TAXES	(485,032)	(1,505,477)	(1,526,050)	(2,816,203)

INCOME TAX EXPENSE	1,316	—	6,692	4,984
NET LOSS AND COMPREHENSIVE LOSS	$(486,348)	$(1,505,477)	$(1,532,742)	$(2,821,187)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 5)	236,328,214	236,328,214	236,328,214	235,737,405

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2020
Balance, October 31, 2019	236,328,214	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Earn-in option agreement (Note 4)	—	—	1,095,272	—	—	1,095,272
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 12)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 12)	—	—	56,175	—	—	56,175
Net loss for the nine-month period ended July 31, 2020	—	—	—	(1,532,742)	—	(1,532,742)
Balance, July 31, 2020	236,328,214	$2,363,282	$137,059,194	$(131,326,341)	$92,248	$8,188,383

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2020
Balance, April 30, 2020	236,328,214	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272
Earn-in option agreement (Note 4)	—	—	52,734	—	—	52,734
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 12)	—	—	18,725	—	—	18,725
Net loss for the three-month period ended July 31, 2020	—	—	—	(486,348)	—	(486,348)
Balance, July 31, 2020	236,328,214	$2,363,282	$137,059,194	$(131,326,341)	$92,248	$8,188,383

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(CONTINUED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2019
Balance, October 31, 2018	234,868,214	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668
Issuance of common stock as follows:
- Exercise of warrants at a price of Canadian Dollar (“$CDN”) 0.13 per share less costs of $210 (Note 11)	1,460,000	14,600	128,276	—	—	142,876
Earn-in option agreement (Note 4)	—	—	2,540,810	—	—	2,540,810
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	12,126	—	—	12,126
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 12)	—	—	176,340	—	—	176,340
Net loss for the nine-month period ended July 31, 2019	—	—	—	(2,821,187)	—	(2,821,187)
Balance, July 31, 2019	236,328,214	$2,363,282	$135,873,320	$(128,676,217)	$92,248	$9,652,633

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2019
Balance, April 30, 2019	236,328,214	$2,363,282	$135,499,681	$(127,170,740)	$92,248	$10,784,471
Earn-in option agreement (Note 4)	—	—	319,430	—	—	319,430
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 12)	—	—	54,209	—	—	54,209
Net loss for the three-month period ended July 31, 2019	—	—	—	(1,505,477)	—	(1,505,477)
Balance, July 31, 2019	236,328,214	$2,363,282	$135,873,320	$(128,676,217)	$92,248	$9,652,633

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,532,742)	$(2,821,187)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	26,696	22,959
Provision for uncollectible value-added taxes	46,928	66,498
Foreign currency transaction loss	16,642	5,744
Change in fair value of warrant derivative liability	—	(372,329)
Change in fair value of stock option liability	—	(13,509)
Stock options issued for compensation (Note 12)	56,175	176,340
Changes in operating assets and liabilities:
Value-added tax receivable	(33,343)	(204,828)
Income tax receivables	117	(615)
Other receivables	1,083	(1,480)
Prepaid expenses and deposits	73,847	92,806
Accounts payable	(174,171)	21,214
Accrued liabilities and expenses	2,548	(172,178)
Income tax payable	1,925	(3,200)
Net cash used in operating activities	(1,514,295)	(3,203,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining equipment	—	(57,225)
Acquisition of property concessions	—	(11,820)
Net cash used in investing activities	—	(69,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	1,095,272	2,540,810
Proceeds from loan financing (Note 10)	29,531	—
Proceeds from exercise of warrants, net of costs (Note 11)	—	142,876
Net cash provided by financing activities	1,124,803	2,683,686

Effect of exchange rates on cash and cash equivalents	(3,386)	(1,687)

Net decrease in cash and cash equivalents	(392,878)	(590,811)

Cash and cash equivalents beginning of period	1,431,634	3,025,839

Cash and cash equivalents end of period	$1,038,756	$2,435,028

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2020	2019

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,822	$3,195
Interest paid	$—	$—

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $131,326,341. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2020, the Company had cash and cash equivalents of $1,038,756. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on January 13, 2020, except as follows.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2020

On November 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which became effective for fiscal years beginning after December 15, 2018. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. Under the adoption provisions, equity-classified awards for which a measurement date had already been established as of the adoption date, including the Company’s Earn-In Option Agreement (Note 4), are unaffected by ASU 2018-07. As a result of this adoption, the Company reclassified $4,803 from stock option liability to additional paid-in capital (Note 12).

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

NOTE 4 – EARN-IN OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, the Company received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company has received funding of $1,414,702 from South32 for Year 2 of the Option Agreement as of July 31, 2020, which time period has been extended by an event of force majeure described in more detail below. In September 2020, the Company received a payment of $5,459 for Year 2. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of September 11, 2020, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with their wholly-owned subsidiary) are as follows at July 31, 2020:

Assets:	Mexico
Cash and cash equivalents	$9,000
Value-added tax receivable, net	209,000
Other receivables	4,000
Income tax receivable	1,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	200,000
Property concessions	5,020,000
Total assets	$5,543,000

Liabilities:
Accounts payable	$51,000
Accrued liabilities and expenses	162,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the Option	3,388,000
Total liabilities	$3,601,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,942,000

In addition, at July 31, 2020, Silver Bull Resources, Inc. held $nil of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at July 31, 2020 is $5,330,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2020 and 2019 that upon exercise were issuable into 20,252,777 and 36,977,305 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $209,262 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2020 is as follows:

Allowance for uncollectible VAT – October 31, 2019	$327,624
Provision for VAT receivable allowance	46,928
Foreign currency translation adjustment	(45,290)
Allowance for uncollectible VAT – July 31, 2020	$329,262

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2020 and October 31, 2019, respectively:

	July 31,	October 31,
	2020	2019

Mining equipment	$396,152	$396,152
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,219	836,219
Less: Accumulated depreciation	(636,503)	(609,806)
Office and mining equipment, net	$199,716	$226,413

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2020 and October 31, 2019:

Property concessions – July 31, 2020 and October 31, 2019	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at July 31, 2020 and October 31, 2019:

Goodwill – July 31, 2020 and October 31, 2019	$2,058,031

NOTE 10 – LOAN PAYABLE

In June 2020, the Company received $29,531 ($CDN 40,000) in the form of a Canada Emergency Business Account (“CEBA”) loan. CEBA is part of the economic assistance program launched by the Government of Canada to ensure that businesses have access to capital during the COVID-19 pandemic that can only be used to pay non-deferrable operating expenses. During the period from receipt of the CEBA loan to December 31, 2022 (the “Initial Term”), no interest will be charged on the principal amount outstanding. If at least $CDN 30,000 is repaid on or before the end of the Initial Term, the remaining $CDN 10,000 of principal will be forgiven pursuant to the terms of the CEBA loan. During the period from January 1, 2023 to December 31, 2025 (the “Extended Term”), if any portion of the loan remains outstanding, interest will be payable monthly at a rate of 5% per annum on the outstanding principal balance. The balance of the CEBA loan is fully repayable on or before the end of the Extended Term, if not repaid on or before the end of the Initial Term.

Loan payable – October 31, 2019	$—
Loan payable received – June 2020	29,531
Foreign currency translation adjustment	311
Loan payable – July 31, 2020	$29,842

NOTE 11 – COMMON STOCK

No shares of common stock were issued during the nine months ended July 31, 2020.

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

NOTE 12 – STOCK OPTIONS

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

No options were granted or exercised during the nine months ended July 31, 2020 and July 31, 2019.

The following is a summary of stock option activity for the nine months ended July 31, 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2019	16,350,000	$0.09	2.83	$46,448
Outstanding at July 31, 2020	16,350,000	$0.09	2.08	$299,538
Exercisable at July 31, 2020	13,833,333	$0.09	1.89	$280,762

The Company recognized stock-based compensation costs for stock options of $56,175 and $176,340 for the nine months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, there was $6,242 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.08 years.

Summarized information about stock options outstanding and exercisable at July 31, 2020 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	4,075,000	0.56	$0.06	4,075,000	$0.06
0.09	4,075,000	1.68	0.09	4,075,000	0.09
0.10	7,550,000	3.13	0.10	5,033,333	0.10
0.16	350,000	2.55	0.16	350,000	0.16
0.19	300,000	1.01	0.19	300,000	0.19
$0.06 – 0.19	16,350,000	2.08	$0.09	13,833,333	$0.09

Prior to the adoption of ASU 2018-07 on November 1, 2019, stock options granted to consultants with a $CDN exercise price were classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. On adoption of ASU 2018-07, the classification of stock options granted to consultants with a $CDN exercise price is only reassessed if the award is modified after it vests and the consultant is no longer providing services, rather than once performance is complete and the award vests. ASU 2018-07 requires liability-classified awards that have not been settled as of the adoption date to be remeasured based on their adoption-date fair value. As a result, the Company reclassified $4,803 from stock option liability to additional paid-in capital on adoption of ASU 2018-07 (Note 3). The following is a summary of the Company’s stock option liability at July 31, 2020 and October 31, 2019:

Stock option liability at October 31, 2019:	$4,803
Reclassification to additional paid-in capital	(4,803)
Stock option liability at July 31, 2020	$—

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2020 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2019	15,802,305	$0.16	0.75	$—
Expired	(11,899,528)	$0.16
Outstanding and exercisable at July 31, 2020	3,902,777	$0.16	0.05	$—

No warrants were issued or exercised during the nine months ended July 31, 2020.

No warrants were issued during the nine months ended July 31, 2019.

Warrants exercised during the nine months ended July 31, 2019 are discussed in Note 11.

The warrants exercised during the nine months ended July 31, 2019 had an intrinsic value of $12,126.

Summarized information about warrants outstanding and exercisable at July 31, 2020 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.14	220,000	0.05	$0.14
0.16	3,682,777	0.05	0.16
$0.14 – 0.16	3,902,777	0.05	$0.16

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s financial instruments consist of cash and cash equivalents, accounts payable, stock option liability and loan payable.

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at July 31, 2020 and October 31, 2019 due to the short maturities of these financial instruments.

Derivative liability

The Company classified warrants with a $CDN exercise price as a derivative liability, which was fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar. The Company used the Black-Scholes pricing model to determine the fair value of these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, was based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate was based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend yield was expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future. All changes in fair value were recorded in the interim Condensed Consolidated Statements of Operations and Comprehensive Loss each reporting period. As of July 31, 2020, the warrants with a $CDN exercise price had been exercised or had expired.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2020, and October 31, 2019, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $972,652 and $1,296,115, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2020, and October 31, 2019, the U.S. dollar equivalent balance for these accounts was $8,501 and $62,024, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2020, a 1% decrease in interest rates would have resulted in a reduction of approximately $5,668 in interest income for the period.

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

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeal Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeal Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Mexico	(176,000)	$(1,138,000)	$(490,000)	$(1,984,000)
Canada	(266,000)	(367,000)	(947,000)	(837,000)
Other	(44,000)	—	(96,000)	—
Net Loss	(486,000)	$(1,505,000)	$(1,533,000)	$(2,821,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,030,000	$9,000	$1,039,000
Value-added tax receivable, net	—	209,000	209,000
Other receivables	2,000	5,000	7,000
Prepaid expenses and deposits	30,000	100,000	130,000
Office and mining equipment, net	—	200,000	200,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,062,000	$7,601,000	$8,663,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$1,370,000	$62,000	$1,432,000
Value-added tax receivable, net	—	256,000	256,000
Other receivables	4,000	5,000	9,000
Prepaid expenses and deposits	103,000	102,000	205,000
Office and mining equipment, net	—	226,000	226,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,477,000	$7,729,000	$9,206,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Exploration and property holding costs for the period
Mexico Sierra Mojada	$(157,000)	$(1,086,000)	$(411,000)	$(1,915,000)
Other	(44,000)	—	(96,000)	—
	$(201,000)	$(1,086,000)	$(507,000)	$(1,915,000)

NOTE 17 – SUBSEQUENT EVENTS

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which the Company will receive the exclusive right and option (the “Beskauga Option”) to acquire CB’s right, title and 100% interest in the Beskauga Property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project”). Upon the execution of the Beskauga Option Agreement, the Company paid CB Parent $30,000.

The closing of the transactions contemplated by the Beskauga Option Agreement is subject to customary closing conditions, including the payment by the Company to CB Parent of $40,000 within five business days after the results of the Company’s due diligence on the Beskauga Property are completed to the Company’s satisfaction. The Company will have a 60-day due diligence period beginning after the Company has been able to access the Beskauga Property in a matter that complies with governmental recommendations and advisories with respect to the global COVID-19 pandemic, among other conditions.

The Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, in order to maintain the effectiveness of the Beskauga Option, the Company must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by the first anniversary following the closing of the transactions contemplated by the Beskauga Option Agreement (the “Closing Date”), $5,000,000 in cumulative expenditures on the Beskauga Property by the second anniversary following the Closing Date, $10,000,000 in cumulative expenditures on the Beskauga Property by the third anniversary following the Closing Date, and $15,000,000 in cumulative expenditures on the Beskauga Property by the fourth anniversary following the Closing Date (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, after the Company has incurred the Exploration Expenditures, the Company may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying CB $15,000,000 in cash, (ii) the Beskauga Main Project only by paying CB $13,500,000 in cash, or (iii) the Beskauga South Project only by paying CB $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, the Company may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to CB Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of the Company’s common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of the Company and CB; (ii) upon the delivery of written notice by the Company, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by CB that has not been cured, the Beskauga Property is in good standing; (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured; or (iv) if the Closing Date does not occur by August 12, 2021.

On August 24, 2020, the Company loaned $360,000 (the “Loan”) to a Kazakhstan entity. The Loan is interest free and is to be repaid on September 28, 2020.

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
  The anticipated closing of the transactions contemplated by the Beskauga Option Agreement, future exploration expenditures on the Beskauga Property, the potential exercise of the Beskauga Option and potential Bonus Payments under the Beskauga Option Agreement;
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
      The satisfaction of the closing conditions for the transactions contemplated by the Beskauga Option Agreement, the results of future exploration at the Beskauga Property, including a feasibility study in compliance with Canadian National Instrument 43-101, and our ability to raise the capital for exploration expenditures on the Beskauga Property to maintain the effectiveness of the Beskauga Option;
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

    Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

    Current Developments

    South32 Earn-In Option Agreement

    On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an Earn-In Option Agreement (the “Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the Option Agreement, South32 earns into the option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the Option Agreement, in order for South32 to earn and maintain its four-year Option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the Option Agreement. In April 2019, we received a notice from South32 to maintain the Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We have received funding of $1,414,702 from South32 for Year 2 of the Option Agreement as of July 31, 2020, which time period has been extended by an event of force majeure described in more detail below. In September 2020, we received a payment of $5,459 for Year 2. If the Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the Option Agreement.

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

    On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the Option Agreement. Pursuant to the Option Agreement, any time period provided for in the Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of September 11, 2020, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

    Beskauga Option Agreement

    On August 12, 2020, we entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which we will receive the exclusive right and option (the “Beskauga Option”) to acquire CB’s right, title and 100% interest in the Beskauga Property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project”). Upon the execution of the Beskauga Option Agreement, we paid CB Parent $30,000.

    The closing of the transactions contemplated by the Beskauga Option Agreement is subject to customary closing conditions, including the payment by us to CB Parent of $40,000 within five business days after the results of our due diligence on the Beskauga Property are completed to our satisfaction. We will have a 60-day due diligence period beginning after we have been able to access the Beskauga Property in a matter that complies with governmental recommendations and advisories with respect to the global COVID-19 pandemic, among other conditions.

    The Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, in order to maintain the effectiveness of the Beskauga Option, we must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by the first anniversary following the closing of the transactions contemplated by the Beskauga Option Agreement (the “Closing Date”), $5,000,000 in cumulative expenditures on the Beskauga Property by the second anniversary following the Closing Date, $10,000,000 in cumulative expenditures on the Beskauga Property by the third anniversary following the Closing Date, and $15,000,000 in cumulative expenditures on the Beskauga Property by the fourth anniversary following the Closing Date (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, after we have incurred the Exploration Expenditures, we may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying CB $15,000,000 in cash, (ii) the Beskauga Main Project only by paying CB $13,500,000 in cash, or (iii) the Beskauga South Project only by paying CB $1,500,000 in cash.

    In addition, the Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, we may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to CB Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of our common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

    The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of us and CB; (ii) upon the delivery of written notice by us, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by CB that has not been cured, the Beskauga Property is in good standing; (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured; or (iv) if the Closing Date does not occur by August 12, 2021.

    On August 24, 2020, we loaned $360,000 (the “Loan”) to a Kazakhstan entity. The Loan is interest free and is to be repaid on September 28, 2020.

    Management Changes

    On August 27, 2020, Sean Fallis tendered his resignation as our Chief Financial Officer, to be effective as of September 25, 2020. We have initiated a search for a new Chief Financial Officer.

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

    Results of Operations

    Three Months Ended July 31, 2020 and July 31, 2019

    For the three months ended July 31, 2020, we experienced a net loss of $486,000, or approximately $nil per share, compared to a net loss of $1,505,000, or approximately $0.01 per share, during the comparable period last year. The $1,019,000 decrease in net loss was primarily due to an $885,000 decrease in exploration and property holding costs, a $128,000 decrease in general and administrative expenses, and $8,000 in other income compared to $1,000 in other expense in the comparable period last year as described below.

    Exploration and Property Holding Costs

    Exploration and property holding costs decreased $885,000 to $201,000 for the three months ended July 31, 2020, compared to $1,086,000 for the comparable period last year. This decrease was mainly due to the blockade discussed in the “Current Developments – South32 Earn-In Option Agreement” section above and the fact that we were drilling in the comparable period last year.

    General and Administrative Expenses

    We recorded general and administrative expenses of $291,000 for the three months ended July 31, 2020 as compared to $419,000 for the comparable period last year. The $128,000 decrease was mainly the result of a $29,000 decrease in personnel costs, a $38,000 decrease in office and administrative costs, a $33,000 decrease in professional services, a $14,000 decrease in directors’ fees, and a $15,000 decrease in the provision for uncollectible VAT as described below.

    Personnel costs decreased $29,000 to $136,000 for the three months ended July 31, 2020 as compared to $165,000 for the comparable period last year. This decrease was mainly due to a $21,000 decrease in stock-based compensation expenses as a result of stock options vesting in the three months ended July 31, 2020 having a lower fair value than stock options vesting in the comparable period last year.

    Office and administrative costs decreased $38,000 to $62,000 for the three months ended July 31, 2020 as compared to $100,000 for the comparable period last year. This decrease was mainly due to a decrease in investor relations activities.

    Professional fees decreased $33,000 to $25,000 for the three months ended July 31, 2020 compared to $58,000 for the comparable period last year. This increase is mainly due to a decrease in accounting fees and legal fees.

    Directors’ fees decreased $14,000 to $37,000 for the three months ended July 31, 2020 as compared to $51,000 for the comparable period last year. This decrease was primarily due to a $14,000 decrease in stock-based compensation expense as a result of stock options vesting in the three months ended July 31, 2020 having a lower fair value than stock options vesting in the comparable period last year.

    We recorded a $31,000 provision for uncollectible VAT for the three months ended July 31, 2020 as compared to a $46,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

    Other Income (Expenses)

    We recorded other income of $8,000 for the three months ended July 31, 2020 as compared to other expense of $1,000 for the comparable period last year. The significant factor contributing to other income in the three months ended July 31, 2020 was an $8,000 foreign currency transaction gain.

    Nine Months Ended July 31, 2020 and July 31, 2019

    For the nine months ended July 31, 2020, we experienced a net loss of $1,533,000, or approximately $0.01 per share, compared to a net loss of $2,821,000, or approximately $0.01 per share, during the comparable period last year. The $1,288,000 decrease in net loss was primarily due to a $1,408,000 decrease in exploration and property holding costs and a $301,000 decrease in general and administrative expenses, which was partially offset by $15,000 in other expenses for the nine months ended July 31, 2020 compared to $403,000 in other income in the comparable period last year as described below.

    Exploration and Property Holding Costs

    Exploration and property holding costs decreased $1,408,000 to $507,000 for the nine months ended July 31, 2020, compared to $1,915,000 for the comparable period last year. This decrease was mainly due to the blockade discussed in the “Current Developments – South32 Earn-In Option Agreement” section above and the fact that we were drilling and completed an airborne geophysics survey in the comparable period last year.

    General and Administrative Expenses

    We recorded general and administrative expenses of $1,003,000 for the nine months ended July 31, 2020 as compared to $1,304,000 for the comparable period last year. The $301,000 decrease was mainly the result of a $75,000 decrease in personnel costs, a $162,000 decrease in office and administrative costs, a $47,000 decrease in directors’ fees and a $19,000 decrease in the provision for uncollectible VAT, which was partially offset by a $3,000 increase in professional services as described below.

    Personnel costs decreased $75,000 to $429,000 for the nine months ended July 31, 2020 as compared to $504,000 for the same period last year. This decrease was mainly due to a $72,000 decrease in stock-based compensation expense as a result of stock options vesting in the nine months ended July 31, 2020 having a lower fair value than stock options vesting in the comparable period last year.

    Office and administrative costs decreased $162,000 to $219,000 for the nine months ended July 31, 2020 as compared to $381,000 for the comparable period last year. This decrease was mainly due to a decrease in investor relations activities.

    Professional fees increased $3,000 to $197,000 for the nine months ended July 31, 2020 compared to $194,000 for the comparable period last year.

    Directors’ fees decreased $47,000 to $112,000 for the nine months ended July 31, 2020 as compared to $159,000 for the comparable period last year. This decrease was primarily due to a $46,000 decrease in stock-based compensation expense as a result of stock options vesting in the nine months ended July 31, 2020 having a lower fair value than stock options vesting in the comparable period last year.

    We recorded a $47,000 provision for uncollectible VAT for the nine months ended July 31, 2020 as compared to a $66,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

    Other Income (Expenses)

    We recorded other expenses of $15,000 for the nine months ended July 31, 2020 as compared to other income of $403,000 for the comparable period last year. The significant factor contributing to other expenses in the nine months ended July 31, 2020 was a $23,000 foreign currency transaction loss. The significant factor contributing to other income in the nine months ended July 31, 2019 was $372,000 in income from a change in fair value of a warrant derivative liability due to a decrease in fair value of warrants with a $CDN exercise price from October 31, 2018 to July 31, 2019.

    Material Changes in Financial Condition; Liquidity and Capital Resources

    Cash Flows

    During the nine months ended July 31, 2020, we primarily utilized cash and cash equivalents to fund exploration activities at the Sierra Mojada Property and for general and administrative expenses. Additionally, during the nine months ended July 31, 2020, we received net cash proceeds of $1,095,000 from South32 and a Canada Emergency Business Account (“CEBA”) loan for $30,000. As a result of the exploration activities and general and administrative expenses, which was partially offset by funding from South32 and the CEBA loan, cash and cash equivalents decreased from $1,432,000 at October 31, 2019 to $1,039,000 at July 31, 2020.

    Cash flows used in operating activities for the nine months ended July 31, 2020 was $1,514,000, as compared to $3,204,000 for the comparable period in 2019. This decrease was mainly due to decreased exploration and property holding costs due to the blockade and decreased general and administrative expenses.

    Cash flows used in investing activities for the nine months ended July 31, 2020 was $nil, as compared to $69,000 for the acquisition of mining equipment and property concessions for the comparable period in last year.

    Cash flows provided by financing activities for the nine months ended July 31, 2020 was $1,125,000, as compared to $2,684,000 for the comparable period last year. The cash flow provided by financing activities for the nine months ended July 31, 2020 was due to funding from South32 and the CEBA loan. The cash flow provided by financing activities for the comparable period last year was due to warrants exercised and funding from South32.

    Capital Resources

    As of July 31, 2020, we had cash and cash equivalents of $1,039,000, as compared to cash and cash equivalents of $1,432,000 as of October 31, 2019. The decrease in our liquidity was primarily the result of exploration activities at the Sierra Mojada Property and general and administrative expenses, which were partially offset by the funding from South32 and the CEBA loan.

    Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $131,326,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. As of July 31, 2020, we had cash and cash equivalents of $1,039,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans. In addition, the spread of COVID-19 has had, and continues to have, a negative impact on the financial markets which may impact our ability to obtain additional financing in the near term. A prolonged downturn in the financial markets could have an adverse effect on our business, results of operations and ability to raise capital.

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

    The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. In June 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.1 million for the period from June 2020 through December 2020. As of August 31, 2020, we had approximately $0.6 million in cash and cash equivalents and a loan receivable of $0.4 million as described in the “Current Development – Beskauga Option Agreement” section above. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce expenditures on the Sierra Mojada Property and general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, will likely result in substantial dilution to existing shareholders. Moreover, the continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – Earn-In Option Agreement in our interim condensed consolidated financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project.  If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted.  We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.  If South32 terminates the Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property.

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

    Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2020

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

    Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2020.

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

(b)	Changes in Internal Control over Financial Reporting

    During the quarter ended July 31, 2020, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

    See Note 15 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

    There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2019 and our Quarterly Reports on Forms 10-Q for the quarters ended January 31 and April 30, 2020.

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

    * The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2020, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SILVER BULL RESOURCES, INC.

Dated: September 11, 2020	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 11, 2020	By:	/s/ Sean Fallis
Sean Fallis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

