Form 10-K
period 2020-10-31
SILVER BULL RESOURCES, INC.
filed 2021-01-28
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of January 28, 2021, there were 33,484,945 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $13.7 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2020 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2021 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
  Future payments that may be made by South32 under the terms of the South32 Option Agreement;
  Future exploration expenditures on the Beskauga Property, the potential exercise of the Beskauga Option and potential bonus payments under the Beskauga Option Agreement;
  Prospects of entering the development or production stage with respect to any of our projects;
  Our planned activities at the Sierra Mojada Project and the Beskauga Project in 2021 and beyond;
  Whether any part of the Sierra Mojada Project or Beskauga Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves”;
  The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
  Our ability to obtain and hold additional concessions in the Sierra Mojada Project and Beskauga Project areas;
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

  The continued funding by South32 of amounts required under the South32 Option Agreement;
  The results of future exploration at the Beskauga Property, including a feasibility study in compliance with Canadian National Instrument 43-101, and our ability to raise the capital for exploration expenditures on the Beskauga Property to maintain the effectiveness of the Beskauga Option;
  Our ability to obtain additional financial resources on acceptable terms to (i) conduct our exploration activities, (ii) fund the expenditures required as per the terms of the Beskauga Option Agreement and (iii) maintain our general and administrative expenditures at acceptable levels;
  Our ability to acquire additional mineral properties or property concessions;
  Results of future exploration at our Sierra Mojada Project and Beskauga Project;
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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have known reserves unless and until a feasibility study is completed for the Sierra Mojada and Beskauga concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves and investors may lose their entire investment. See the “Risk Factors” section below.

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

On August 12, 2020, we entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which we have the exclusive right and option (the “Beskauga Option”) to acquire CB’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). After the completion of due diligence, the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On September 1, 2020, we entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with CB Parent in connection with mineral license applications for, and further exploration and evaluation of, the Stepnoe and Ekidos properties located in Kazakhstan. Pursuant to the Stepnoe and Ekidos JV Agreement, we are obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe and Ekidos mineral licenses and to fund such other exploration activities on the Stepnoe and Ekidos properties as we, in our sole discretion, may deem appropriate, and CB is obligated to contribute to the joint venture the identification of the Stepnoe and Ekidos properties. We and CB have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, we are entitled to acquire CB’s participating interest in one or both of the Stepnoe and Ekidos properties for $1.5 million each in cash.

On September 18, 2020, we completed a one-for-eight reverse stock split of our shares of common stock. All share and per share information in this annual report on Form 10-K, including references to the number of shares of common stock, stock options and warrants, prices of issued shares, exercise prices of stock options and warrants, and loss per share, have been adjusted to reflect the impact of the reverse stock split.

Our efforts and expenditures have been and are expected to be concentrated in the exploration of properties, principally the Sierra Mojada property located in Coahuila, Mexico (the “Sierra Mojada Property”) and the Beskauga Property. We have not determined whether our exploration properties contain ore reserves that are economically recoverable. The ultimate realization of our investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and our ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of our investment in exploration properties cannot be determined at this time.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of October 31, 2020, we had received funding of $1,420,161 from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. In November 2020, we received an additional payment of $60,286 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin and Contratistas are required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of January 28, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Beskauga Option Agreement

On August 12, 2020, we entered into the Beskauga Option Agreement with CB pursuant to which we have the exclusive right and option to acquire CB’s right, title and 100% interest in the Beskauga Property, which consists of the Beskauga Main Project and the Beskauga South Project. Upon the execution of the Beskauga Option Agreement, we paid CB Parent $30,000. In addition, we paid CB Parent $40,000 upon completion of our due diligence, and the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

The Beskauga Option Agreement provides that subject to its terms and conditions, in order to maintain the effectiveness of the Beskauga Option, we must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by the first anniversary following the closing of the transactions contemplated by the Beskauga Option Agreement (the “Closing Date”), $5,000,000 in cumulative expenditures on the Beskauga Property by the second anniversary following the Closing Date, $10,000,000 in cumulative expenditures on the Beskauga Property by the third anniversary following the Closing Date, and $15,000,000 in cumulative expenditures on the Beskauga Property by the fourth anniversary following the Closing Date (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to its terms and conditions,after we have incurred the Exploration Expenditures, we may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying CB $15,000,000 in cash, (ii) the Beskauga Main Project only by paying CB $13,500,000 in cash, or (iii) the Beskauga South Project only by paying CB $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to its terms and conditions, we may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to CB Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of our common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of us and CB; (ii) upon the delivery of written notice by us, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by CB that has not been cured, the Beskauga Property is in good standing; or (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured.

On August 24, 2020, we loaned $360,000 to Ekidos Minerals LLP, an unrelated third-party Kazakh entity relating to the acquisition of mineral property concessions in Kazakhstan. The loan is interest free and is to be repaid by January 31, 2021.

On December 21, 2020, we loaned an additional $400,000 to Ekidos Minerals LLP. This loan is interest free and is to be repaid by June 30, 2021.

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

Sierra Mojada Technical Report (October 2018)

On October 30, 2018, Archer, Cathro & Associates (1981) Limited and Timothy Barry delivered an updated technical report (the “Sierra Mojada Report”) on the silver and zinc mineralization at the Sierra Mojada Project in accordance with Canadian National Instrument 43-101 (“NI 43-101”). The Sierra Mojada Report supersedes the prior mineralized material estimate released by the Company in June 2015. The Sierra Mojada Report includes an update on the silver and zinc mineralization which was estimated from 1,336 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return (“NSR”) economic cut-off, the Sierra Mojada Report indicates mineralized material in the optimized pit of 70.4 million tonnes at an average silver grade of 38.6 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. The Sierra Mojada Report used a $13.50/tonne NSR cut-off grade and assumed a silver price of $15.00/ounce and a zinc price of $1.20/pound. Mineralized material estimates do not include any amounts categorized as inferred resources.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under the Securities and Exchange Commission’s (“SEC’s”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the Sierra Mojada Project will ever be confirmed or converted into SEC Industry Guide – 7 -- compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

2020 Exploration Activities

In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. In June 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.1 million for the period from June 2020 through December 2020. Due to the blockade by Mineros Norteños previously mentioned under the “South32 Option Agreement” section of this Form 10-K, we have temporarily halted all work at the Sierra Mojada Property.

2020 Drilling

During the year ended October 31, 2020, we conducted no drilling as we halted the drilling program due to the blockade.

Airborne Geophysics

Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

2021 Exploration Program

The focus of our 2021 calendar year exploration program on the Sierra Mojada Property will be to resolve the blockade and maintain our property concessions. Upon resolution of the blockade, we will work with South32 to approve an updated exploration program.

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

Beskauga Project

Location, Access and Infrastructure

The Beskauga Project is located in the Pavlodar Region of northeastern Kazakhstan, approximately 300 kilometers from the Kazakhstan capital Nur-Sultan (formerly Astana), approximately 70 kilometers southwest of the city of Pavlodar, and approximately 65 km east of the town of Ekibastuz. There is an international airport at Nur-Sultan. Access to the project area is via sealed road from Pavlodar.

The property comprises three licenses, the Beskauga mineral license (67.8 square kilometers) in the center of the property, which has been the subject of all work carried out thus far, and the Stepnoe (425 square kilometers) and Ekidos (425 square kilometers) mineral exploration licenses.

The region has sufficient infrastructure to host large-scale mining operations and is a sophisticated transportation and communication node with a local economy dominated by activity in the mining and industrial sectors. Some 40% of all of Kazakhstan’s power-generating capacity comes from the region, which contains six power stations, three of which are in Pavlodar. Fresh water is supplied to the area from the Irtysh River/Karaganda Canal, and there is a large, well-trained labour force to draw upon for any future mining activities.

The map below shows the location of the Beskauga Project:

200000
300000
400000
500000
600000
7000
5900000
5800000
5700000
5600000
Pavlodar
Ekibastuz
Nur-Sultan
Beskauga Licences
Beskauga
Ekidos
Stepnoe
0
50
100 km

Property History, Title and Ownership Rights

The Beskauga deposit was discovered by a regional shallow drilling program conducted during the Soviet-era in the 1980’s. CB Sub maintains minerals rights for the Beskauga deposit based on License No. 785 (series MG) dated January 8, 1996, and a series of subsequent contracts and addendums as per the Republic of Kazakhstan legislation.

The Beskauga mineral exploration license was issued under Kazakhstan’s previous mining code, which was based on a contract arrangement whereby a company agrees to meet certain milestones and expenditure with the government. Despite a new mining code being in place since June 2018, obligations under existing contracts and licenses are still enforced. CB Sub has a mineral exploration license providing for the right to explore for all minerals (except uranium) on the Beskauga property. In order to maintain the exploration license in good standing, CB Sub is required to spend the following:

•	2021: $1,801,000
•	2022: $2,726,000
•	2023: $4,700,000

Before the end of the three-year period ending December 31, 2023, the Beskauga exploration license will need to be converted to a mining license. A mining license has a provision to allow for another 3-year exploration period before an economic study needs to be completed on the project. Pursuant to the Beskauga Option Agreement with CB Parent and the Beskauga mineral exploration license held by CB Sub, Silver Bull has the exclusive right and option to acquire CB Sub’s right to explore for all minerals (except uranium) on the Beskauga property until December 31, 2023.

Geology and Mineralization

The Beskauga Project is located in northeastern Kazakhstan, an area underlain by the rocks of the Altaid tectonic collage or Central Asian Orogenic Belt, an extensive Palaeozoic subduction-accretion complex made up of fragments of sedimentary basins, island arcs, accretionary wedges and tectonically bounded terranes that was progressively developed from the late Neoproterozoic Era, through the Palaeozoic Era to the early Mesozoic Era, and which extends eastwards into Russia, Mongolia and China as the Transbaikal-Mongolian orogenic collage. These tectonic collages contain several major porphyry copper-gold/molybdenum and epithermal gold deposits formed over an extensive period from the Ordovician to the Jurassic and associated with the various magmatic arcs of this complex.

Beskauga is thought to be located in the lower Boshchekul-Chingiz volcanic arc, part of the Kipchak arc system. Island-arc volcanism was calc-alkaline in nature, evolving from are more sodic chemistry to more potassic in later stages and formed small hypabyssal intrusive bodies of gabbro, diorites, granodiorite and sodic granite. These intrusives are responsible for the formation of the copper-gold porphyry deposits in the region.

Beskauga Main is a copper-gold porphyry deposit with elevated grades of molybdenum and silver, related to granodiorite and plagiogranite porphyry intrusions. The project area is predominantly underlain by volcanogenic-sedimentary rocks of upper Ordovician age that have been intruded by small stock-like intrusive bodies of porphyry ranging in composition from gabbro-diorite to quartz diorite and granodiorite. Porphyry-style mineralization is hosted in granodiorite and plagiogranite intrusions that have elongated sheet-like shapes. Mineralized zones are affected by stockwork veining and hydrothermal alteration and dip steeply. Alteration is mainly represented by albitization, sericitization and pyritization, though potassic alteration is also described. The most intensive alteration is at a depth of 250-500 meters. The principal sulphide minerals at Beskauga Main are pyrite and chalcopyrite, with smaller amounts of bornite, chalcocite, tennantite, enargite, and molybdenite, with magnetite and hematite also described. Analysis indicates a close correlation between gold and copper grades. Sulphides occur as fine-grained disseminations as well as in stockwork veins and veinlets.

Beskauga South is a gold only deposit associated with sericite-pyrophyllite-quartz alteration and silicification in steeply-dipping alteration zones affecting diorite porphyry. Mineralization may represent an epithermal stage within a porphyry-epithermal system.

Beskauga Technical Report (January 2021)

On January 27, 2021, Silver Bull announced a technical report prepared by CSA Global Consultants Canada Ltd on the mineralization at the Beskauga Project in accordance with NI 43-101 (the “Beskauga Report”). The Beskauga Report includes an estimate of the copper, gold and silver mineralization at Beskauga Main. Using a NSR economic cut-off, the Beskauga Report indicates mineralized material in an open-pit constrained block resource model of 207 million tonnes at an average copper percentage of 0.23%, gold grade of 0.35 grams/tonne, and silver grade of 1.09 grams/tonne. The Beskauga Report used a $5.70/tonne NSR cut-off grade and assumed a copper price of $2.80/pound, a gold price of $1,500/ounce and a silver price of $17.25/ounce. These mineralized material estimates do not include any amounts categorized as inferred resources.

The full Beskauga Report will be issued by March 12, 2021, which is 45 days from the report announcement date, as per Canadian regulatory requirements.

“Mineralized material” as used in this Annual Report on Form 10-K, although permissible under the SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the Beskauga Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

2021 Exploration Program

We anticipate the commencement of an exploration program in the second calendar quarter of 2021 on the Beskauga property. This will involve a geological mapping and sampling program of key select areas, as well as a diamond drilling program targeting extensions to the known mineralization in the second half of calendar year 2021. The exploration program’s design is being determined based historical geological information in the area and an airborne geophysics program that has recently been completed. The exploration drilling program is subject to obtaining adequate financing.

Information about our Executive Officers

We have three executive officers: a Chairman, a President and Chief Executive Officer and a Chief Financial Officer. Set forth below is information regarding our executive officers.

Name and Residence	Age	Position
Brian Edgar Vancouver, BC	71	Chairman
Timothy Barry Squamish, BC	45	President, Chief Executive Officer and Director
Christopher Richards Vancouver, BC	43	Chief Financial Officer

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

Christopher Richards. Mr. Richards was appointed Chief Officer in September 2020. From June 2018 to February 2020, he served as the Vice President of Finance for Great Panther Mining Limited, a U.S. and Canadian dual-listed gold and silver producer. From January 2017 to May 2018, he was self-employed as a senior financial consultant at various public and private mining companies. Prior to that, Mr. Richards served as the Vice President of Finance and Corporate Secretary (December 2013–December 2016) and Group Controller (April 2009–November 2013) of Kyzyl Gold Ltd., which owned the Kyzyl Gold Mine located in northeastern Kazakhstan. From July 2015 to October 2016, he served as the Chief Financial Officer of TSX Venture Exchange-listed True North Gems Inc. Previously, Mr. Richards served as the Corporate Controller of U.S. and Canadian dual-listed NovaGold Resources Inc. and as a Senior Manager of audit for KPMG LLP. Mr. Richards is a CPA (Chartered Professional Accountant, British Columbia), CA, and received a bachelor of business administration degree from Simon Fraser University in 2000 and a certificate in mining studies from the University of British Columbia in 2014.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2020 to December 31, 2020 the price of silver ranged from a low of $12.00 per troy ounce to a high of $28.89 per troy ounce, and from January 1, 2020 to December 31, 2020 the price of zinc ranged from a low of $1,903 per tonne to a high of $2,780 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks we face are discussed further in the “Risk Factors – Risks Related to Our Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2020, the closing price of silver was $23.63 per troy ounce. On October 31, 2020, the closing price of zinc was $2,441 per tonne.

	Silver (per troy ounce)
Year	High	Low
2013	$32.23	$18.61
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00

	Zinc (per tonne)
Year	High	Low
2013	$2,129	$1,831
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903

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

Changes to current state or federal laws and regulations in Mexico or Kazakhstan could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During fiscal year 2020, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have three employees, all of whom work full time. Contratistas, our wholly-owned operating subsidiary in Mexico, currently has one full-time employee. Minera Metalin, our wholly-owned mineral holding company in Mexico, does not have any employees.

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

To date, we have earned no revenues and have incurred accumulated net losses of $132,019,148. In addition, we have limited financial resources. As of October 31, 2020, we had cash and cash equivalents of $1,862,000 and working capital of $1,828,000. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, we will no longer control the development of the Sierra Mojada Project.

On June 1, 2018, we entered into the South32 Option Agreement with South32, a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain the South32 Option to purchase 70% of the equity of Minera Metalin and Contratistas, and oversee the mineral exploration of the Sierra Mojada Project. If South32 exercises the South32 Option, then we will no longer control the development of the Sierra Mojada Project. South32 would have the ability to control the timing and pace of future development, and its decisions may not be in the best interests of the Company and its stockholders.

If South32 were to exercise its option to purchase 70% of the equity of Minera Metalin and Contratistas, we will be required to contribute 30% of subsequent funding toward development of the Sierra Mojada Project, and we do not currently have sufficient funds to do so.

If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project. As of October 31, 2020, we had cash and cash equivalents of $1,862,000. Even with the South32 funds, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, we will need to reorganize or significantly reduce our operations, which may result in an adverse impact on our business, financial condition and exploration activities. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult. Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.

We are an exploration stage mining company with no history of operations.

We are an exploration stage enterprise engaged in mineral exploration in Mexico and Kazakhstan. We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. As an exploration stage company, we may never enter the development and production stages. To date, we have had no revenues and have relied upon equity financing and South32 funding to fund our operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we operate and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

We have no commercially mineable ore body.

No commercially mineable ore body has been delineated on the Sierra Mojada Project or Beskauga Project, nor have our properties been shown to contain proven or probable mineral reserves. Investors should not assume that the projections contained in the Sierra Mojada Report or Beskauga Report will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project or Beskauga Project will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver, zinc or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

Our business plan is highly speculative, and its success largely depends on the successful exploration of our Sierra Mojada and Beskauga concessions.

Our business plan is focused on exploring the Sierra Mojada and Beskauga concessions to identify reserves and, if appropriate, to ultimately develop each property. Although we have reported mineralized material on our Sierra Mojada Project and the Beskauga Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

Both the Sierra Mojada Project and Beskauga Project are subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, we will need to overcome various hurdles, including completing favorable feasibility studies, securing necessary permits, and raising significant additional capital to fund activities. There can be no assurance that we will be successful in overcoming these hurdles. Because of our focus on the Sierra Mojada Project and the Beskauga Project, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the Torreon, Mexico and Pavlodar, Kazakhstan regions, as the Sierra Mojada Project and Beskauga Project, respectively, due to their proximity to these locales.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the fiscal years ended October 31, 2020 and October 31, 2019, we suffered net losses of $2,226,000 and $3,939,000 respectively. At October 31, 2020, we had stockholders’ equity of $9,116,000 and cash and cash equivalents of $1,862,000. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and each of the Mexican peso (“$MXN”) and the Kazakh tenge (“$KZT”) and the U.S dollar and the Canadian dollar (“$CDN”) given our focus on the Sierra Mojada Project in Mexico and the Beskauga Project in Kazakhstan, and our corporate office in Vancouver, Canada.

Our financial condition is affected in part by currency exchange rates, as portions of our exploration costs in Mexico and Kazakhstan and general and administration costs in Canada are denominated in the local currency. A weakening U.S. dollar relative to the $MXN, $KZT and $CDN will have the effect of increasing exploration costs and general and administration costs while a strengthening U.S. dollar will have the effect of reducing exploration costs and general and administration costs. The exchange rates between the $CDN and the U.S. dollar and between the $MXN, $KZT and U.S. dollar have fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control.

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

Our business activities are primarily conducted in Mexico and are expected to expand into Kazakhstan, and as such, our activities are exposed to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions (including, potential instability if the United States withdraws from the United States-Mexico-Canada Agreement), currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico or Kazakhstan may adversely affect our exploration and possible future development activities. We may also be affected to varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations. In addition, legislation in the United States, Canada, Kazakhstan or Mexico regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition.

Our Sierra Mojada Project is located in Mexico and is subject to varying levels of political, economic, legal and other risks.

The Sierra Mojada Project is in Mexico. In the past, Mexico has been subject to political instability, changes and uncertainties that have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required financing for the Sierra Mojada Project or other projects in Mexico in the future. Our Sierra Mojada Project is also subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

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

Our Beskauga Project is located in Kazakhstan and is subject to varying levels of political, economic, legal and other risks.

The Beskauga Project is in Kazakhstan. As is typical of an emerging market, Kazakhstan’s business, legal and regulatory infrastructure has been subject to substantial political, economic and social change. Our business in Kazakhstan is subject to Kazakhstan-specific laws and regulations, including with respect to tax, anti-corruption, and foreign exchange controls. Such laws are often rapidly changing and are unpredictable. Our failure to manage the risks associated with doing business in Kazakhstan could have a material adverse effect upon our results of operations.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of January 2021, and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for the Mineros Norteños matter described in Part I, Item 3 – Legal Proceedings.

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

Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. As a result of recent changes in environmental laws in Mexico, for example, more legal actions supported or sponsored by non-governmental groups interested in halting projects may be filed against companies operating in all industrial sectors, including the mining sector. Mexican projects are also subject to the environmental agreements entered into by Mexico, the United States and Canada in connection with the United States-Mexico-Canada Agreement.

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

We need and rely upon key personnel.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified employees. In particular, we have only three executive officers, Brian Edgar, Timothy Barry and Christopher Richards, and the loss of the services of any of these three would adversely affect our business.

RISKS RELATING TO OUR COMMON STOCK:

We will have virtually no shares available for issuance to raise capital to fund our general corporate overhead or cover the costs associated with maintaining our mineral interests unless the number of authorized shares of common stock is increased.

Currently, we have 37,500,000 authorized shares of common stock. As of January 28, 2021, we had 33,484,945 shares of common stock outstanding. After taking into account the 4,015,039 shares reserved for issuance upon the exercise of outstanding options and warrants, we have virtually no shares available for issuance. For all practical purposes, the 37,500,000 authorized shares of our common stock have been fully utilized, restricting our ability to issue any more shares. In December 2020, we solicited the approval of our shareholders to amend our articles of incorporation to increase the number of authorized shares of common stock to 300,000,000; however, we did not receive the requisite shareholder approval. If the number of authorized shares of common stock is not increased, we will have virtually no shares available for issuance to raise capital to fund our general corporate overhead or cover the costs associated with maintaining our interests in the Sierra Mojada Project in Mexico or our interests in the Beskauga Project in Kazakhstan. Further delays in securing, or the failure to secure, shareholder approval to amend our articles of incorporation to increase the number of authorized shares of common may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

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

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were ever hired or performed work for Minera Metalin under this agreement and Minera Metalin never committed to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal we timely responded and objected to on October 5, 2020. We and our Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. We have not accrued any amounts in our consolidated financial statements with respect to this claim. See Note 15 – Commitments and Contingencies to our consolidated financial statements.

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

Holders

As of January 28, 2021, there were 128 holders of record of our common stock. This does not include persons or entities that hold our common stock in brokerage accounts or otherwise in “street name.”

Dividends

We did not declare or pay cash or other dividends on our common stock during the last two fiscal years. We have no plans to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2020, we had one formal equity compensation plan under which equity securities were authorized for issuance to our officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. Under the 2019 Plan, the lesser of (i) 3,750,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2020, there were 3,316,595 shares reserved for issuance under the 2019 Plan. As of October 31, 2020, options issued under the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”), were outstanding to acquire 2,043,750 shares of common stock. The term of the 2010 Plan expired on or around December 22, 2019. As of October 31, 2020, no additional shares remain available for issuance under the 2010 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,043,750(1)	$0.72	3,316,595 (2)

Total	2,043,750	$0.72	3,316,595

(1)	Includes options to acquire 2,043,750 shares of common stock under the 2010 Plan.

(2)	Includes 3,316,595 shares of common stock available for issuance under the 2019 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On October 27, 2020, in the initial tranche of a private placement (the “Private Placement”), we sold 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second tranche of the Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 per share until the fifth annual anniversary of the closing of the respective tranche of the Private Placement.

We paid a 4% finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced by the agent.

We relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the Private Placement.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property and the Beskauga Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin, Contratistas, and Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property [or Beskauga Property], are in the exploration stage and may never enter the development or production stage.

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

Reverse Stock Split

On September 18, 2020, we completed a one-for-eight reverse stock split of our shares of common stock. All share and per share information in this annual report on Form 10-K, including references to the number of shares of common stock, stock options and warrants, prices of issued shares, exercise prices of stock options and warrants, and loss per share, have been adjusted to reflect the impact of the reverse stock split.

2020 Private Placement

In October 2020, we raised gross proceeds of $1,703,000 in the initial tranche of a two-tranche private placement (the “Private Placement”). In the initial tranche of the Private Placement, we sold of 3,623,580 units consisting of one share of our common stock and one half of one transferable common stock purchase warrant. For a full description of the two-tranche Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

Beskauga Option Agreement

On August 12, 2020, we entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which we have the exclusive right and option (the “Beskauga Option”) to acquire CB’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together with the Beskauga Main Project, the “Beskauga Project”). Upon the execution of the Beskauga Option Agreement, we paid CB Parent $30,000. In addition, we paid CB Parent $40,000 after the results of our due diligence was completed on the Beskauga Property to our satisfaction. The transactions contemplated by the Beskauga Option Agreement closed on January 26, 2021.

The Beskauga Option Agreement provides that subject to its terms and conditions, in order to maintain the effectiveness of the Beskauga Option, we must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by the first anniversary following the closing of the transactions contemplated by the Beskauga Option Agreement (the “Closing Date”), $5,000,000 in cumulative expenditures on the Beskauga Property by the second anniversary following the Closing Date, $10,000,000 in cumulative expenditures on the Beskauga Property by the third anniversary following the Closing Date, and $15,000,000 in cumulative expenditures on the Beskauga Property by the fourth anniversary following the Closing Date (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to its terms and conditions, after we have incurred the Exploration Expenditures, we may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying CB $15,000,000 in cash, (ii) the Beskauga Main Project only by paying CB $13,500,000 in cash, or (iii) the Beskauga South Project only by paying CB $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to its terms and conditions, we may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to CB Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of our common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of us and CB; (ii) upon the delivery of written notice by us, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by CB that has not been cured, the Beskauga Property is in good standing; or (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured.

On August 24, 2020, we loaned $360,000 to Ekidos Minerals LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan. The loan is interest free and is to be repaid on January 31, 2021.

On December 21, 2020, we loaned an additional $400,000 to Ekidos Minerals LLP. This loan is interest free and is to be repaid by June 30, 2021.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into the South32 Option Agreement with South32, whereby South32 is able to obtain the South32 Option to purchase 70% of the shares of Minera Metalin and Contratistas. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico, and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4. Funding is made on a quarterly basis based on the following quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin, less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of October 31, 2020, we had received funding of $1,420,161 from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. In November 2020, we received a payment of $60,286 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin and Contratistas are required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

We have determined that Minera Metalin and Contratistas are variable interest entities and that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by Mineros Norteños, we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure.

Sierra Mojada Property

In January 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the period from January 2020 through May 2020 and $1.1 million for general and administrative expenses for calendar year 2020. In June 2020, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.1 million for the period from June 2020 through December 2020. Due to the blockade by Mineros Norteños previously mentioned under the “Recent Developments – South32 Option Agreement” section of this Form 10-K, we have temporarily halted all exploration work at the Sierra Mojada Property.

2020 Drilling

During the year ended October 31, 2020, we conducted no drilling as we halted the drilling program due to the blockade.

2021 Exploration Program

The focus of our 2021 calendar year exploration program on the Sierra Mojada Property will be to resolve the blockade and to maintain our property concessions in Mexico. Upon resolution of the blockade, we will work with South32 to approve an updated exploration program.

In addition, we anticipate the commencement of an exploration drilling program in the second calendar quarter of 2021 on the Beskauga Property. This will involve a geological mapping and sampling program of key select areas, as well as a diamond drilling program targeting extensions to the known mineralization in the second half of calendar year 2021. The exploration program’s design is being determined based historical geological information in the area and an airborne geophysics program that has recently been completed. The exploration drilling program is subject to obtaining adequate financing.

Management Changes

On September 28, 2020, Christopher Richards was appointed Chief Financial Officer, replacing Sean Fallis who served as Chief Financial Officer until September 25, 2020. Mr. Richards is a CPA (Chartered Professional Accountant, British Columbia), CA and was the Vice President of Finance for Great Panther Mining Limited. Prior to Great Panther, he served as a senior financial consultant at various public and private mining companies. Prior to that, he spent seven years as the Vice President Finance and Corporate Secretary of Kazakhstan-focused Kyzyl Gold Ltd., and was Corporate Controller at NovaGold Resources Inc. and a Senior Manager at KPMG LLP.

Results of Operations

Fiscal Year Ended October 31, 2020 Compared to Fiscal Year Ended October 31, 2019

For the fiscal year ended October 31, 2020, we reported a consolidated net loss of $2,226,000 or approximately $0.08 per share, compared to a consolidated net loss of $3,939,000 or approximately $0.13 per share during the fiscal year ended October 31, 2019. The $1,713,000 decrease in the consolidated net loss was primarily due to a $1,873,000 decrease in exploration and property holding costs, a $285,000 decrease in general and administrative expenses, which was partially offset by $15,000 in other expenses in the 2020 fiscal year compared to $428,000 in other income in the 2019 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased by $1,873,000 to $680,000 in the 2020 fiscal year from $2,553,000 in the 2019 fiscal year. This decrease was mainly due to the blockade discussed in the “Recent Developments – South32 Option Agreement” section above and the fact that we were drilling and completed an airborne geophysics survey in the 2019 fiscal year.

General and Administrative Costs

General and administrative expenses decreased by $285,000 to $1,523,000 in the 2020 fiscal year from $1,808,000 in the 2019 fiscal year as described below.

Personnel costs decreased by $78,000 to $614,000 in the 2020 fiscal year from $692,000 in the 2019 fiscal year. This decrease was mainly due to a $87,000 decrease in stock-based compensation expense as a result of stock options vesting in the 2020 fiscal year having a lower fair value than stock options vesting in the 2019 fiscal year.

Office and administrative expenses decreased by $130,000 to $317,000 in the 2020 fiscal year from $447,000 in the 2019 fiscal year. This decrease was mainly due to a decrease in investor relations activities.

Professional services increased by $152,000 to $398,000 in the 2020 fiscal year from $246,000 in the 2019 fiscal year. This increase was mainly due to a $177,000 increase in legal fees, which was partially offset by a $35,000 decrease in accounting fees.

Directors’ fees decreased by $57,000 to $144,000 in the 2020 fiscal year as compared to $201,000 for the 2019 fiscal year. This decrease was primarily due to a $56,000 decrease in stock-based compensation expense as a result of stock options vesting in the 2020 fiscal year having a lower fair value than stock options vesting in the 2019 fiscal year.

We recorded a $50,000 provision for uncollectible VAT for the 2020 fiscal year as compared to a $222,000 provision for uncollectible VAT in the 2019 fiscal year. The decrease was mainly due to increased exploration activity at the Sierra Mojada Property and a reduction in the probability of collecting outstanding in the 2019 fiscal year VAT. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expense of $15,000 in the 2020 fiscal year as compared to other income of $428,000 in the 2019 fiscal year. The significant factor contributing to other expenses in the 2020 fiscal year was a $22,000 foreign currency transaction loss. The significant factor contributing to other income in the 2019 fiscal year was $393,000 in income from a change in the fair value of the warrant derivative liability that was due to a decrease in the fair value of warrants with $CDN exercise prices from October 31, 2018 to October 31, 2019.

Material Changes in Financial Condition; Liquidity and Capital Resources

2020 Private Placement

On October 27, 2020, in the initial tranche of the Private Placement, we sold 3,623,580 Units at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second tranche of the Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the Private Placement.

We paid a finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced by the agent. We incurred other offering costs associated with the Private Placement of $98,456.

Cash Flows

During the 2020 fiscal year, we primarily utilized cash and cash equivalents to fund (i) exploration activities at the Sierra Mojada Property, (ii) project evaluation, (iii) a loan to a Kazakh entity with respects to the acquisition of mineral concessions located in Kazakhstan, and (iv) general and administrative expenses. In addition, we received $1,101,000 from South32, net proceeds of $1,669,000 from the first tranche of the Private Placement, and a Canada Emergency Business Account (“CEBA”) loan for $30,000. As a result of net cash proceeds received from the Private Placement, funding from South32 and the CEBA loan, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $1,432,000 at October 31, 2019 to $1,862,000 at October 31, 2020.

Cash flows used in operations for the 2020 fiscal year was $1,958,000 as compared to $4,209,000 in the 2019 fiscal year. This decrease was mainly due to decreased exploration and property holding costs due to the blockade and decreased general and administrative expenses.

Cash flows used in investing activities for the 2020 fiscal year was $408,000 for (i) acquisition of property concessions, (ii) a loan to a Kazakh entity, and (iii) purchases of equipment. Cash flows used in investing activities in the 2019 fiscal year was $69,000 for the acquisition of property concessions and purchases of equipment.

Cash flows provided by financing activities for the 2020 fiscal year was $2,799,000 as compared to $2,684,000 in the 2019 fiscal year. The cash flows provided by financing activities in the 2020 fiscal year was due to the Private Placement, funding from South32 and the CEBA loan. The cash flows provided by financing activities in the 2019 fiscal year was due to funding from South32 and the exercise of certain warrants.

Capital Resources

As of October 31, 2020, we had cash and cash equivalents of $1,862,000 as compared to cash and cash equivalents of $1,432,000 as of October 31, 2019. The increase in our liquidity was primarily the result of the Private Placement, funding from South32 and the CEBA loan, which was partially offset by the exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $132,019,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

Capital Requirements and Liquidity; Need for Additional Funding

Our management and board of directors monitor our overall costs, expenses, and financial resources and, if necessary, will adjust our planned operational expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures, including for our Sierra Mojada Property and Beskauga Property as discussed below.

The continued exploration of the Sierra Mojada Property and the Beskauga Property will require significant amounts of additional capital. In January 2021, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million, an exploration budget for the Beskauga Property of $8.6 million subject to completion of due diligence and $1.4 million for general and administrative expenses for calendar year 2021. As of December 31, 2020, we had approximately $1.1 million in cash and cash equivalents and a loan receivable of $0.8 million as described in the “Recent Developments – Beskauga Option Agreement” section above. The continued exploration of the Sierra Mojada Property and Beskauga Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 3 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property and Beskauga Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted. Our limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2020

On November 1, 2019, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which became effective for fiscal years beginning after December 15, 2018. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. Under the adoption provisions, equity-classified awards for which a measurement date had already been established as of the adoption date, including our South32 Option Agreement (Note 3), are unaffected by ASU 2018-07. As a result of this adoption, we reclassified $4,803 from stock option liability to additional paid-in capital (Note 11).

On November 1, 2019, we adopted the FASB’s ASU 2016-02, “Leases (Topic 842),” together with subsequent amendments, which became effective for fiscal years beginning after December 15, 2018. The new standard requires a lessee to recognize on its balance sheet, a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term and allows companies to elect to apply the standard at the effective date. We elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows us not to reassess whether a contract contains a lease, the lease classification, and any initial direct costs incurred.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. At this time, we do not expect this standard to affect our financial position, results of operations or cash flows and disclosures.

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

We have applied judgment in reaching our conclusion with respect to accounting for the South32 Option Agreement with South32, described in Note 3 to the consolidated financial statements. Under the South32 Option Agreement, South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). We have determined that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32 and that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. In the event the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable. No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2020 and October 31, 2019 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2020 and October 31, 2019, the functional currency of Silver Bull Resources, Inc. and our subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2020 and October 31, 2019, our Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. Our Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statements of operations.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2020, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2020, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2020 was effective.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our executive officers, see “Items 1 and 2: Business and Properties – Executive Officers of Silver Bull Resources.”

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 annual meeting of shareholders and is incorporated by reference in this report.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation	10-K	1/14/2011	3.1.1
3.1.1	Certificate of Amendment to Articles of Incorporation	8-K	4/26/2011	3.1
3.1.2	Certificate of Change to Restated Articles of Incorporation, as Amended	8-K	9/18/2020	3.1
3.2	Bylaws	10-K	1/14/2011	3.1.2
4.1	Description of Capital Stock				X
4.2	Form of Warrant Certificate	8-K	11/2/2020	10.2
10.1	Option Agreement, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018	8-K	6/7/2018	10.1
10.1.1	Amending Agreement No. 1, dated as of April 4, 2019 and effective as March 20, 2019, to the South32 Option Agreement, dated as of June 1, 2018, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V. and South32 International Investment Holding Pty Ltd	8-K	4/5/2019	10.1
10.2	Option Agreement, dated as of August 12, 2020, by and among the Company, Copperbelt AG, and Dostyk LLP	8-K/A	11/5/2020	10.1
10.3	Joint Venture Agreement, dated as of September 1, 2020, by and between the Company and Copperbelt AG				X
10.4	Form of Subscription Agreement	8-K	11/2/2020	10.1
10.5+	Silver Bull Resources, Inc. 2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	6/14/2016	10.3
10.6+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	6/14/2019	10.2
10.7+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the Company and Timothy Barry	8-K	3/1/2013	10.1
10.7.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Timothy Barry	8-K	2/26/2016	10.1
10.7.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Timothy Barry	8-K	6/28/2016	10.2
10.7.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Timothy Barry	8-K	8/29/2018	10.2
10.8+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the CompanyI have all and Brian Edgar	8-K	3/1/2013	10.3
10.8.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Brian Edgar	8-K	2/26/2016	10.3
10.8.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Brian Edgar	8-K	6/28/2016	10.1

10.8.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Brian Edgar	8-K	8/29/2018	10.1
10.9+	Form of Amendment to Amended and Restated Employment Agreement, dated as of June 4, 2015, by and between the Company and each of Timothy Barry and Brian Edgar	8-K	6/8/2015	10.1
10.10+	Employment Agreement, dated as of September 23, 2020, by and between the Company and Christopher Richards	8-K	9/25/2020	10.1
10.11+	Consulting Agreement, dated as of September 26, 2020, by and between the Company and Sean Fallis				X
10.12+	Form of Indemnification Agreement (Directors and Officers)	10-K	1/13/2020	10.10
14.1	Code of Ethics	8-K	11/7/2019	14.1
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Smythe LLP				X
23.2	Consent of Archer, Cathro & Associates (1981) Limited				X
23.3	Consent of CSA Global Consultants Canada Ltd				X
31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X
101.LAB*	XBRL Labels Linkbase Document				X
101.PRE*	XBRL Presentation Linkbase Document				X
99.1†	Sierra Mojada location map				X
99.2†	Beskauga location map				X

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows

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

SILVER BULL RESOURCES, INC.

Date: January 28, 2021	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2021	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2021	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer and Director

Date: January 28, 2021	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 28, 2021	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 28, 2021	By:	/s/ John McClintock
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2020, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vancouver, Canada

January 28, 2021

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2020	October 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,861,518	$1,431,634
Value-added tax receivable, net of allowance for uncollectible taxes of $345,059 and $327,624, respectively (Note 4)	219,804	255,847
Income tax receivables	580	784
Other receivables	14,387	8,543
Prepaid expenses and deposits	229,647	204,713
Loan receivable (Note 5)	360,050	—
Total Current Assets	2,685,986	1,901,521

Office and mining equipment, net (Note 6)	239,769	226,413
Property concessions (Note 7)	5,019,927	5,019,927
Goodwill (Note 8)	2,058,031	2,058,031
TOTAL ASSETS	$10,003,713	$9,205,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$499,057	$328,943
Accrued liabilities and expenses	383,718	305,446
Income tax payable	5,000	1,825
Stock option liability (Note 11)	—	4,803
Total Current Liabilities	887,775	641,017

Loan payable (Note 9)	30,034	—
TOTAL LIABILITIES	917,809	641,017

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 3, 10, 11 and 12)
Common stock, $0.01 par value; 37,500,000 shares authorized, 33,165,945 and 29,541,027 shares issued and outstanding, respectively*	2,399,518	2,363,282
Additional paid-in capital	138,613,286	135,902,944
Accumulated deficit	(132,019,148)	(129,793,599)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	9,085,904	8,564,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,003,713	$9,205,892

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2020	2019
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	645,701	2,508,602
Depreciation, asset and property concessions’ impairment (Notes 6 and 7)	34,694	44,119
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	680,395	2,552,721

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	613,517	692,242
Office and administrative	316,930	446,853
Professional services	398,154	245,949
Directors’ fees	144,310	201,073
Provision for uncollectible value-added taxes (Note 4)	49,619	222,130
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,522,530	1,808,247

LOSS FROM OPERATIONS	(2,202,925)	(4,360,968)

OTHER (EXPENSES) INCOME
Interest income	7,689	28,443
Foreign currency transaction loss	(22,371)	(15,214)
Change in fair value of stock option liability (Note 11)	—	21,105
Change in fair value of warrant derivative liability	—	393,374
TOTAL OTHER (EXPENSES) INCOME	(14,682)	427,708

LOSS BEFORE INCOME TAXES	(2,217,607)	(3,933,260)

INCOME TAX EXPENSE (Note 13)	7,942	5,309
NET AND COMPREHENSIVE LOSS	$(2,225,549)	$(3,938,569)

BASIC AND DILUTED NET LOSS PER COMMON SHARE*	$(0.08)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*	29,580,786	29,485,841

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,225,549)	$(3,938,569)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, asset and property concessions’ impairment	34,694	44,119
Provision for uncollectible value-added taxes	49,619	222,130
Foreign currency transaction loss	15,191	145
Change in fair value of warrant derivative liability	—	(393,374)
Change in fair value of stock option liability (Note 11)	—	(21,105)
Stock options issued for compensation (Note 11)	62,417	206,756
Changes in operating assets and liabilities:
Value-added tax receivable	(39,820)	(288,673)
Income tax receivables	123	(604)
Other receivables	(6,338)	3,641
Prepaid expenses and deposits	(25,419)	31,090
Accounts payable	120,273	71,476
Accrued liabilities and expenses	53,511	(143,286)
Income tax payable	3,175	(2,875)
Net cash used in operating activities	(1,958,123)	(4,209,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property concessions	—	(11,821)
Purchase of equipment	(48,050)	(57,224)
Loan receivable (Note 5)	(360,050)	—
Net cash used in investing activities	(408,100)	(69,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 3)	1,100,731	2,540,810
Proceeds from loan financing (Note 9)	29,531	—
Proceeds from issuance of common stock, net of offering costs (Note 10)	1,668,669	—
Proceeds from exercise of warrants, net of costs (Note 10)	—	142,876
Net cash provided by financing activities	2,798,931	2,683,686

Effect of exchange rates on cash and cash equivalents	(2,824)	283

Net increase (decrease) in cash and cash equivalents	429,884	(1,594,205)
Cash and cash equivalents beginning of year	1,431,634	3,025,839

Cash and cash equivalents end of year	$1,861,518	$1,431,634

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2020	2019

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,825	$8,080
Interest paid	—	—

NON-CASH INVESTING AND FINANCIING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$90,042	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares *	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2018	29,358,527	$2,348,682	$133,015,768	$(125,855,030)	$92,248	$9,601,668
Issuance of common stock as follows:
- Exercise of warrants at a price of $0.13 per share less costs of $210 (Note 10)	182,500	14,600	128,276	—	—	142,876
South32 option agreement (Note 3)	—	—	2,540,810	—	—	2,540,810
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 11)	—	—	12,126	—	—	12,126
Reclassification of consultants’ stock options to liability (Note 11)	—	—	(792)	—	—	(792)
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	206,756	—	—	206,756
Net loss for the year ended October 31, 2019	—	—	—	(3,938,569)	—	(3,938,569)
Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875

	Common Stock
	Number of Shares *	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Issuance of common stock as follows:
- Fractional share adjustment (Note 10)	1,338	—	—	—	—	—
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $124,456 (Note 10)	3,623,580	36,236	1,542,391	—	—	1,578,627
South32 option agreement (Note 3)	—	—	1,100,731	—	—	1,100,731
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 11)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	62,417	—	—	62,417
Net loss for the year ended October 31, 2020	—	—	—	(2,225,549)	—	(2,225,549)
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$9,085,904

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split.

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

The Company engages in the business of mineral exploration. The Company currently owns a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”). In addition, the Company has the option to acquire certain property concessions in Kazakhstan.

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

On September 18, 2020, the Company completed a one-for-eight reverse stock split of its shares of common stock. All share and per share information in the consolidated financial statements, including references to the number of shares of common stock, stock options and warrants, prices of issued shares, exercise prices of stock options and warrants, and loss per share, have been adjusted to reflect the impact of the reverse stock split.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $132,019,148. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2020, the Company had cash and cash equivalents of $1,861,518. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. The Company’s limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section above.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performs its annual goodwill impairment tests on April 30th of each fiscal year. During the year ended October 31, 2020, the Company determined that no impairment was required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2020 and 2019 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 3,855,539 shares and 4,019,039 shares outstanding at October 31, 2020 and 2019, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2020 and 2019, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2020 and 2019, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Adopted in the Year

On November 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which became effective for fiscal years beginning after December 15, 2018. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. Under the adoption provisions, equity-classified awards for which a measurement date had already been established as of the adoption date, including the Company’s South32 Option Agreement (Note 3), are unaffected by ASU 2018-07. As a result of this adoption, during the year ended October 31, 2020, the Company reclassified $4,803 from stock option liability to additional paid-in capital (Note 11).

On November 1, 2019, the Company adopted the FASB’s ASU 2016-02, “Leases (Topic 842),” together with subsequent amendments, which became effective for fiscal years beginning after December 15, 2018. The new standard requires a lessee to recognize on its balance sheet, a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term and allows companies to elect to apply the standard at the effective date. The Company elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows the Company not to reassess whether a contract contains a lease, the lease classification, and any initial direct costs incurred.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of October 31, 2020, the Company had received funding of $1,420,161, which included a $319,430 received during the year ended October 31, 2019, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. In November 2020, the Company received a payment of $60,286 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin and Contratistas are required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

The Company has determined that Minera Metalin and Contratistas are variable interest entities and that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company has also determined that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances that are not wholly in control of the Company or South32 and are not currently probable.

No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of January 28, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined carrying amount of the assets and liabilities of Minera Metalin and Contratistas (consolidated with their wholly-owned subsidiary) are as follows at October 31, 2020:

Assets:	Mexico
Cash and cash equivalents	$9,000
Value-added tax receivable, net	220,000
Other receivables	4,000
Income tax receivable	1,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	192,000
Property concessions	5,020,000
Total assets	$5,546,000

Liabilities:
Accounts payable	51,000
Accrued liabilities and expenses	187,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South 32 Option	3,621,000
Total liabilities	$3,859,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,687,000

In addition, at October 31, 2020, Silver Bull Resources, Inc. held $nil of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at October 31, 2020 is $5,308,000, which includes the carrying value of the VIEs’ net assets, excluding the payable to Silver Bull Resources, Inc.

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $219,804 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2020 and 2019 is as follows:

Allowance for uncollectible VAT – October 31, 2018	$98,414
Provision for uncollectible VAT	222,130
Foreign currency translation adjustment	7,080
Allowance for uncollectible VAT – October 31, 2019	327,624
Provision for uncollectible VAT	49,619
Foreign currency translation adjustment	(32,184)
Allowance for uncollectible VAT – October 31, 2020	$345,059

NOTE 5 – LOAN RECEIVABLE

On August 24, 2020, the Company loaned $360,000 to Ekidos Minerals LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan. The loan is interest free and is to be repaid on January 31, 2021.

NOTE 6 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2020 and October 31, 2019:

	October 31,	October 31,
	2020	2019

Mining equipment	$444,202	$396,152
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	884,269	836,219
Less: Accumulated depreciation	(644,500)	(609,806)
Office and mining equipment, net	$239,769	$226,413

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2020 and 2019:

Property Concessions – October 31, 2018	$5,019,927
Acquisitions	11,821
Impairment	(11,821)
Property Concessions – October 31, 2020 and 2019	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at October 31, 2020 and 2019:

Goodwill – October 31, 2020 and 2019	$2,058,031

NOTE 9 – LOAN PAYABLE

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

Loan payable – October 31, 2019	$—
Loan payable received – June 2020	29,531
Foreign currency translation adjustment	503
Loan payable – October 31, 2020	$30,034

NOTE 10 – COMMON STOCK

On September 18, 2020, the Company completed a one-for-eight reverse stock split of its shares of common stock. As a result of the reverse stock split, every eight pre-split shares of issued and outstanding common stock of the Company were combined and reclassified into one post-split share of common stock of the Company. No fractional shares were issued in connection with the reverse stock split. Any fractional share that otherwise would have been issued as a result of the reverse stock split was rounded up to the nearest whole share. In connection with the reverse stock split, the 300,000,000 pre-split authorized shares of common stock were proportionately reduced to 37,500,000 post-split authorized shares of Company common stock. The $0.01 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split.

The Company’s outstanding shares of common stock and shares underlying the Company’s options and warrants entitling the holders to purchase shares of common stock have been adjusted as a result of the reverse stock split, as required by the terms of these securities. In addition, the number of shares reserved for issuance under the Company existing 2019 Stock Option and Stock Bonus Plan were reduced proportionately based on the split ratio.

The current financial statements as well as prior period financial statements have been retroactively adjusted to reflect the impact of the reverse stock split.

On October 27, 2020, the Company completed the initial tranche of a two-tranche private placement (the “Private Placement”) for 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,083. Each Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.59 until October 27, 2025. The Company paid a 4% finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced by the agent. The Company incurred other offering costs associated with the initial tranche of the Private Placement of $98,456. Subscribers of the initial tranche of the Private Placement included management and directors for a total 840,000 units and gross proceeds of $394,800.

No options to acquire shares of common stock were exercised during the year ended October 31, 2020.

On March 6, 2019, 57,500 warrants to acquire 57,500 shares of common stock were exercised at an exercise price of $CDN 1.04 per share of common stock for aggregate gross proceeds of $44,560 ($CDN 59,800).

On February 21, 2019, 75,000 warrants to acquire 75,000 shares of common stock were exercised at an exercise price of $CDN 1.04 per share of common stock for aggregate gross proceeds of $59,109 ($CDN 78,000).

On January 30, 2019, 50,000 warrants to acquire 50,000 shares of common stock were exercised at an exercise price of $CDN 1.04 per share of common stock for aggregate gross proceeds of $39,418 ($CDN 52,000).

The Company incurred costs of $210 related to warrant exercises in the year ended October 31, 2019.

NOTE 11 – STOCK OPTIONS

The Company has one stock option plan under which equity securities are authorized for issuance to officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). Under the 2019 Plan, the lesser of (i) 3,750,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

The term of the Company’s 2010 Stock Option and Stock Bonus Plan, as amended, expired on or around December 22, 2019.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over approximately one to two years and have a contractual term of five years.

No options were granted or exercised during the year ended October 31, 2020 and October 31, 2019.

The following is a summary of stock option activity for the fiscal years ended October 31, 2020 and 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	2,368,750	$0.88	3.48	$429,158
Expired	(325,000)	1.92
Outstanding at October 31, 2019	2,043,750	0.72	2.83	46,448
Outstanding at October 31, 2020	2,043,750	0.72	1.83	53,546
Exercisable at October 31, 2020	2,043,750	$0.72	1.83	$53,546

The Company recognized stock-based compensation costs for stock options of $62,417 and $206,756 for the fiscal years ended October 31, 2020 and 2019, respectively. As of October 31, 2020, there remains $nil of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of nil years.

Summarized information about stock options outstanding and exercisable at October 31, 2020 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.45	509,375	0.31	$0.45	509,375	$0.45
0.75	509,375	1.43	0.75	509,375	0.75
0.78	943,750	2.88	0.78	943,750	0.78
1.29	43,750	2.30	1.29	43,750	1.29
1.53	37,500	0.76	1.53	37,500	1.53
$0.45 – 1.53	2,043,750	1.83	$0.72	2,043,750	$0.72

Stock options granted to consultants with a $CDN exercise price were previously classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. During the year ended October 31, 2020, the stock option liability was reclassified to additional paid-in capital upon adoption of ASU 2018-07, “Compensation - Stock Compensation (Topic 718).” The following is a summary of the Company’s stock option liability at October 31, 2020 and October 31, 2019:

Stock option liability at October 31, 2018	$25,116
Reclassification from additional paid-in capital	792
Change in fair value of stock option liability	(21,105)
Stock option liability at October 31, 2019	$4,803
Reclassification from additional paid-in capital	(4,803)
Stock option liability at October 31, 2020	$—

NOTE 12 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2020 and 2019 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	4,537,530	$1.04	1.16	$254,068
Exercised	(182,500)	0.80
Expired	(2,379,741)	0.80
Outstanding and exercisable at October 31, 2019	1,975,289	$1.28	0.75	$—
Issued in the initial tranche of the Private Placement (Note 10)	1,811,789	0.59
Expired	(1,975,289)	1.28
Outstanding and exercisable at October 31, 2020	1,811,789	$0.59	4.99	$18,118

During the year ended October 31, 2020, the Company issued 1,811,789 warrants with an exercise price of $0.59 in connection with the Private Placement.

No warrants were exercised during the year ended October 31, 2020.

Warrants exercised during the years ended October 31, 2019 are discussed in Note 10.

The warrants exercised during the years end October 31, 2019 had an intrinsic value of $12,126.

Summarized information about warrants outstanding and exercisable at October 31, 2020 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,811,789	4.99	$0.59

NOTE 13 – TAX REFORM AND INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Tax Act required the Company to use a statutory tax rate of 21% for the year ended October 31, 2020 and 2019.

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

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2020	2019
United States	$(1,695,000)	$(1,155,000)
Foreign	(523,000)	(2,778,000)
Loss before income taxes	$(2,218,000)	$(3,933,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2020	2019
Current tax expense	$7,942	$5,309
Deferred tax expense	—	—
	$7,942	$5,309

The Company’s provision for income taxes for the fiscal year ended October 31, 2020 consisted of a tax expense of $7,942 related to a provision for income taxes for the Silver Bull and Dome Canadian branch return for the fiscal year ended October 31, 2020.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2020	2019

Income tax benefit calculated at U.S. federal income tax rate	$(466,000)	$(826,000)

Differences arising from:
Other permanent differences	116,000	81,000
Differences due to foreign income tax rates	(47,000)	(244,000)
Adjustment to prior year taxes	(22,000)	(28,000)
Inflation adjustment foreign net operating loss	(174,000)	(258,000)
Foreign currency fluctuations	638,000	(344,000)
Decrease in valuation allowance	(565,000)	(403,000)
Net operation loss carry forwards expiration - United States	159,000	154,000
Net capital loss carry forwards expiration - United States	62,000	—
Net operation loss carry forwards expiration - Mexico	307,000	1,873,000
Net income tax provision	$8,000	$5,000

The components of the deferred tax assets at October 31, 2020 and 2019 were as follows:

	October 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards – U.S.	$7,502,000	$7,359,000
Net capital loss carry forwards – U.S.	—	62,000
Net operating loss carry forwards – Mexico	6,080,000	6,656,000
Stock-based compensation – U.S.	8,000	8,000
Exploration costs	777,000	830,000
Other – United States	19,000	30,000
Other – Mexico	23,000	29,000
Total net deferred tax assets	14,409,000	14,974,000
Less: valuation allowance	(14,409,000)	(14,974,000)
Net deferred tax asset	$—	$—

At October 31, 2020, the Company has U.S. net operating loss carry-forwards of approximately $31 million that expire in the years 2021 through 2037 and $4 million which will be carried forward indefinitely. The Company has approximately $20 million of net operating loss carry-forwards in Mexico that expire in the years 2021 through 2030.

The valuation allowance for deferred tax assets of $14.4 and $15.0 million at October 31, 2020 and 2019, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2020 and 2019, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2020, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2016 and all following years
Mexico:	2015 and all following years
Canada:	2016 and all following years

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

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at October 31, 2020 and 2019 due to the short maturities of these financial instruments.

Derivative liability

The Company classified warrants with a $CDN exercise price as a derivative liability, which was fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar. The Company used the Black-Scholes pricing model to determine the fair value of these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, was based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate was based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend yield was expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future. All changes in fair value were recorded in the interim Condensed Consolidated Statements of Operations and Comprehensive Loss each reporting period. As of October 31, 2020, the warrants with a $CDN exercise price had been exercised or had expired.

The Company reclassified stock options granted to consultants with a $CDN exercise price on its consolidated balance sheets upon vesting as a stock option liability that is fair valued at each reporting period subsequent to reclassification as the functional currency of Silver Bull is the U.S. dollar. The Company has used the Black-Scholes pricing model to fair value these stock options. Determining the appropriate fair-value model and calculating the fair value of these stock options requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of reclassification, and at each subsequent reporting period, is based on the historical volatility of the Company’s common stock and adjusted if future volatility is expected to vary from historical experience. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. The expected life of the options is based upon historical and expected future exercise behavior. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future. During the year ended October 31, 2020, the Company adopted ASU 2018-07, “Compensation - Stock Compensation (Topic 718),” which resulted in a reclassification of the remaining carrying value from stock liability to additional paid-in capital.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2020 and 2019, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $1,793,270 and $1,296,115, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2020 and 2019, the U.S. dollar equivalent balance for these accounts was $8,739 and $62,024, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2020, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $5,969.

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

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

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

COVID-19

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

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2020	2019
Net loss
Mexico	$(552,000)	$(2,784,000)
Canada	(1,465,000)	(1,155,000)
Other	(209,000)	—
Net Loss	$(2,226,000)	$(3,939,000)

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,853,000	$9,000	$1,862,000
Value-added tax receivable, net	—	220,000	220,000
Other receivables	10,000	4,000	14,000
Prepaid expenses and deposits	130,000	100,000	230,000
Loan receivable	360,000	—	360,000
Office and mining equipment, net	48,000	192,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,401,000	$7,603,000	$10,004,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2019:

	Canada	Mexico	Total
Cash and cash equivalents	$1,370,000	$62,000	$1,432,000
Value-added tax receivable, net	—	256,000	256,000
Other receivables	4,000	5,000	9,000
Prepaid expenses and deposits	103,000	102,000	205,000
Office and mining equipment, net	—	226,000	226,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,477,000	$7,729,000	$9,206,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2020	2019
Exploration and property holding costs for the year
Mexico	$(477,000)	$(2,553,000)
Other	(203,000)	—
	$(680,000)	$(2,553,000)

NOTE 17 – SUBSEQUENT EVENTS

On November 9, 2020, the Company completed the second and final tranche of the Private Placement for 319,000 Units for gross proceeds of $149,930. The Company incurred other offering costs associated with the second and final tranche of the Private Placement of $152. Subscribers of the second and final tranche of the Private Placement included management for a total 319,000 units and gross proceeds of $149,930.

On December 21, 2020, the Company loaned an additional $400,000 to Ekidos Minerals LLP relating to the acquisition of mineral property concessions in Kazakhstan. This loan is interest free and is to be repaid by June 30, 2021.

On August 12, 2020, the Company entered into the Beskauga Option Agreement (the “Beskauga Option Agreement”) with Copperbelt AG (“Copperbelt”) pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan.  Upon execution of the Beskauga Option Agreement, the Company paid Copperbelt $30,000.  Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized and the Company paid Copperbelt $40,000.

As per the Beskauga Option Agreement, to maintain the effectiveness of the option, the Company must incur the following exploration expenditures:

Date	Amount (USD $)
Within 1 year from Closing Date	$2 million
Within 2 years from Closing Date	$3 million
Within 3 years from Closing Date	$5 million
Within 4 years from Closing Date	$5 million

The Beskauga Option Agreement also provides that subject to its terms and conditions, after the Company has incurred the above noted exploration expenditures, it may exercise the option and acquire the Beskauga property by paying Copperbelt up to $15,000,000.

