Form 10-K/A
period 2020-10-31
SILVER BULL RESOURCES, INC.
filed 2021-03-04
CIK 1031093

United States

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

EXPLANATORY NOTE

Silver Bull Resources, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on January 28, 2021 (the “Original Form 10-K”). The purpose of this Amendment is to (i) file Exhibit 10.3 (Joint Venture Agreement, dated as of September 1, 2020, by and between the Company and Copperbelt AG), which was included in the list of exhibits in Item 15 of Part IV of the Original Form 10-K but was inadvertently omitted from the exhibits actually filed with the Original Form 10-K, and (ii) include the interactive data files of Exhibit 101 to the Original Form 10-K, in accordance with Rule 405 of SEC Regulation S-T, that were inadvertently omitted from the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of SEC Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed Herewith
3.1	Restated Articles of Incorporation	10-K	1/14/2011	3.1.1
3.1.1	Certificate of Amendment to Articles of Incorporation	8-K	4/26/2011	3.1
3.1.2	Certificate of Change to Restated Articles of Incorporation, as Amended	8-K	9/18/2020	3.1
3.2	Bylaws	10-K	1/14/2011	3.1.2
4.1	Description of Capital Stock	10-K	1/28/2021	4.1
4.2	Form of Warrant Certificate	8-K	11/2/2020	10.2
10.1	Option Agreement, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018	8-K	6/7/2018	10.1
10.1.1	Amending Agreement No. 1, dated as of April 4, 2019 and effective as March 20, 2019, to the South32 Option Agreement, dated as of June 1, 2018, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V. and South32 International Investment Holding Pty Ltd	8-K	4/5/2019	10.1
10.2	Option Agreement, dated as of August 12, 2020, by and among the Company, Copperbelt AG, and Dostyk LLP	8-K/A	11/5/2020	10.1
10.3	Joint Venture Agreement, dated as of September 1, 2020, by and between the Company and Copperbelt AG				X
10.4	Form of Subscription Agreement	8-K	11/2/2020	10.1
10.5+	Silver Bull Resources, Inc. 2010 Stock Option Plan and Stock Bonus Plan, as amended	10-Q	6/14/2016	10.3
10.6+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	6/14/2019	10.2
10.7+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the Company and Timothy Barry	8-K	3/1/2013	10.1
10.7.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Timothy Barry	8-K	2/26/2016	10.1
10.7.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Timothy Barry	8-K	6/28/2016	10.2
10.7.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Timothy Barry	8-K	8/29/2018	10.2
10.8+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the CompanyI have all and Brian Edgar	8-K	3/1/2013	10.3
10.8.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Brian Edgar	8-K	2/26/2016	10.3
10.8.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Brian Edgar	8-K	6/28/2016	10.1

10.8.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Brian Edgar	8-K	8/29/2018	10.1
10.9+	Form of Amendment to Amended and Restated Employment Agreement, dated as of June 4, 2015, by and between the Company and each of Timothy Barry and Brian Edgar	8-K	6/8/2015	10.1
10.10+	Employment Agreement, dated as of September 23, 2020, by and between the Company and Christopher Richards	8-K	9/25/2020	10.1
10.11+	Consulting Agreement, dated as of September 26, 2020, by and between the Company and Sean Fallis	10-K	1/28/2021	10.11
10.12+	Form of Indemnification Agreement (Directors and Officers)	10-K	1/13/2020	10.10
14.1	Code of Ethics	8-K	11/7/2019	14.1
21.1	Subsidiaries of the Registrant	10-K	1/28/2021	21.1
23.1	Consent of Smythe LLP	10-K	1/28/2021	23.1
23.2	Consent of Archer, Cathro & Associates (1981) Limited	10-K	1/28/2021	23.2
23.3	Consent of CSA Global Consultants Canada Ltd	10-K	1/28/2021	23.2
31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	1/28/2021	31.1
31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	1/28/2021	31.2
31.3	Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of CFO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	1/28/2021	32.1
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	1/28/2021	32.2
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X
101.LAB*	XBRL Labels Linkbase Document				X
101.PRE*	XBRL Presentation Linkbase Document				X
99.1†	Sierra Mojada location map	10-K	1/28/2021	99.1
99.2†	Beskauga location map	10-K	1/28/2021	99.2

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

SILVER BULL RESOURCES, INC.

Date: March 4, 2021	By:	/s/ Timothy Barry
Timothy Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2021	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)