Form 10-Q
period 2021-01-31
SILVER BULL RESOURCES, INC.
filed 2021-03-12
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

777 Dunsmuir Street, Suite 1610

Vancouver, B.C. V7Y 1K4

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604)-687-5800

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

Yes ☐  No ☑

As of March 12, 2021, there were 33,713,931 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	October 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$862,575	$1,861,518
Value-added tax receivable, net of allowance for uncollectible taxes of $360,711 and $345,059, respectively (Note 7)	236,366	219,804
Income tax receivables	739	580
Other receivables	9,670	14,387
Prepaid expenses and deposits	192,743	229,647
Loan receivable (Note 8)	760,050	360,050
Total Current Assets	2,062,143	2,685,986

Office and mining equipment, net (Note 9)	239,522	239,769
Property concessions (Note 10)	5,019,927	5,019,927
Goodwill (Note 11)	2,058,031	2,058,031
TOTAL ASSETS	$9,379,623	$10,003,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$287,223	$499,057
Accrued liabilities and expenses (Note 12)	601,006	383,718
Income tax payable	1,500	5,000
Total Current Liabilities	889,729	887,775

Loan payable (Note 13)	46,948	30,034
TOTAL LIABILITIES	936,677	917,809

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ EQUITY (Notes 4, 14, 15 and 16)
Common stock, $0.01 par value; 37,500,000 shares authorized, 33,484,945 and 33,165,945 shares issued and outstanding, respectively*	2,402,708	2,399,518
Additional paid-in capital	138,825,532	138,613,286
Accumulated deficit	(132,877,542)	(132,019,148)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	8,442,946	9,085,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,379,623	$10,003,713
SUBSEQUENT EVENTS (Note 20)

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2021	2020
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	334,047	203,530
Depreciation (Note 9)	10,427	9,121
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	344,474	212,651

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	141,032	156,217
Office and administrative	128,961	71,428
Professional services	200,864	80,321
Directors’ fees	30,489	37,483
Provision for uncollectible value-added taxes (Note 7)	8,572	10,578
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	509,918	356,027

LOSS FROM OPERATIONS	(854,392)	(568,678)

OTHER (EXPENSES) INCOME
Interest income	54	5,480
Foreign currency transaction loss	(2,019)	(4,002)
TOTAL OTHER (EXPENSES) INCOME	(1,965)	1,478

LOSS BEFORE INCOME TAXES	(856,357)	(567,200)

INCOME TAX EXPENSE	2,037	1,243
NET AND COMPREHENSIVE LOSS	$(858,394)	$(568,443)

BASIC AND DILUTED NET LOSS PER COMMON SHARE*	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*	33,453,738	29,541,027

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended January 31, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$9,085,904
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 14)	319,000	3,190	139,960	—	—	143,150
Earn-in option agreement (Note 4)	—	—	72,286	—	—	72,286
Net loss for the three month period ended January 31, 2021	—	—	—	(858,394)	—	(858,394)
Balance, January 31, 20201	33,484,945	$2,402,708	$138,825,532	$(132,877,542)	$92,248	$8,442,946

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended January 31, 2020
Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Earn-in option agreement (Note 4)	—	—	895,172	—	—	895,172
Reclassification to additional paid-in capital of stock option liability (Note 15)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 15)	—	—	18,725	—	—	18,725
Net loss for the three month period ended January 31, 2020	—	—	—	(568,443)	—	(568,443)
Balance, January 31, 2020	29,541,027	$2,363,282	$136,821,644	$(130,362,042)	$92,248	$8,915,132

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(858,394)	$(568,443)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,427	9,121
Provision for uncollectible value-added taxes	8,572	10,578
Foreign currency transaction gain	(2,525)	(1,514)
Stock options issued for compensation	—	18,725
Changes in operating assets and liabilities:
Value-added tax receivable	(14,529)	(18,675)
Income tax receivables	(133)	(280)
Other receivables	4,918	(4,274)
Prepaid expenses and deposits	36,904	27,733
Accounts payable	(201,580)	(156,374)
Accrued liabilities and expenses	197,260	(49,383)
Income tax payable	(3,500)	(575)
Net cash used in operating activities	(822,580)	(733,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,180)	—
Loan receivable (Note 8)	(400,000)	—
Net cash used in investing activities	(410,180)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	72,286	895,172
Proceeds from loan financing (Note 13)	15,615	—
Proceeds from issuance of common stock, net of offering costs (Note 14)	143,091	—
Net cash provided by financing activities	230,992	895,172

Effect of exchange rates on cash and cash equivalents	2,825	1,212

Net (decrease) increase in cash and cash equivalents	(998,943)	163,023

Cash and cash equivalents beginning of period	1,861,518	1,431,634

Cash and cash equivalents end of period	$862,575	$1,594,657

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2021	2020

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$5,732	$1,823
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$60,102	$—

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

On September 18, 2020, the Company completed a one-for-eight reverse stock split of its shares of common stock. All share and per share information in the condensed interim consolidated financial statements, including references to the number of shares of common stock, stock options and warrants, prices of issued shares, exercise prices of stock options and warrants, and loss per share, have been adjusted to reflect the impact of the reverse stock split.

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which the Company has the exclusive right and option (the “Beskauga Option”) to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). After the completion of due diligence, the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On September 1, 2020, the Company entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, the Stepnoe and Ekidos properties located in Kazakhstan. Pursuant to the Stepnoe and Ekidos JV Agreement, the Company is obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe and Ekidos mineral licenses and to fund such other exploration activities on the Stepnoe and Ekidos properties as the Company, in its sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe and Ekidos properties. The Company and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, the Company is entitled to acquire Copperbelt’s participating interest in one or both of the Stepnoe and Ekidos properties for $1.5 million each in cash.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $132,877,542. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2021, the Company had cash and cash equivalents of approximately $863,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. The Company’s limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at January 31, 2021 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021, except as follows.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2021

On November 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Updated (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of January 31, 2021, the Company had received funding of $1,492,447, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. In November 2020, the Company received a payment of $60,286 for the extended Year 2 time period. In December 2020, the Company received a payment of $12,000 for a COVID-19 related medical donation to support local communities. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of March 12, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with their wholly-owned subsidiary) are as follows at January 31, 2021:

Assets:	Mexico
Cash and cash equivalents	$7,000
Value-added tax receivable, net	236,000
Other receivables	5,000
Income tax receivable	1,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	185,000
Property concessions	5,020,000
Total assets	$5,554,000

Liabilities:
Accounts payable	$51,000
Accrued liabilities and expenses	126,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,469,000
Total liabilities	$3,646,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,908,000

In addition, at January 31, 2021, Silver Bull Resources, Inc. held $nil of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at January 31, 2021 is $5,377,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – BESKAUGA OPTION AGREEMENT

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan.  Upon execution of the Beskauga Option Agreement, the Company paid Copperbelt Parent $30,000.  Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized and the Company paid Copperbelt Parent $40,000.

As per the Beskauga Option Agreement, to maintain the effectiveness of the Beskauga Option, the Company must incur the following exploration expenditures:

Date	Amount (USD $)
Within 1 year from Closing Date	$2 million
Within 2 years from Closing Date	$3 million
Within 3 years from Closing Date	$5 million
Within 4 years from Closing Date	$5 million

As of January 31, 2021, the Company had incurred approximately $565,000 of the required expenditures required under the Beskauga Option Agreement, via the loans made to Ekidos Minerals LLP (“Ekidos”). The Company incurred an additional $134,000 in February 2021.

The Beskauga Option Agreement also provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, after the Company has incurred the Exploration Expenditures, the Company may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying Copperbelt $15,000,000 in cash, (ii) the Beskauga Main Project only by paying Copperbelt $13,500,000 in cash, or (iii) the Beskauga South Project only by paying Copperbelt $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, the Company may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to Copperbelt Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of the Company’s common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of the Company and Copperbelt; (ii) upon the delivery of written notice by the Company, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by Copperbelt that has not been cured, the Beskauga Property is in good standing; or (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2021 and 2020 that upon exercise were issuable into 4,015,039 and 4,019,038 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $236,366 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2021 is as follows:

Allowance for uncollectible VAT – October 31, 2020	$345,059
Provision for VAT receivable allowance	8,572
Foreign currency translation adjustment	7,080
Allowance for uncollectible VAT – January 31, 2021	$360,711

NOTE 8 – LOAN RECEIVABLE

On August 24, 2020, the Company loaned $360,000 to Ekidos, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan and expenditures incurred in relation to the Beskauga Option Agreement. The loan is interest free and is to be repaid on June 30, 2021.

On December 21, 2020, the Company loaned an additional $400,000 to Ekidos. This loan is interest free and is to be repaid by June 30, 2021.

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2021 and October 31, 2020, respectively:

	January 31,	October 31,
	2021	2020

Mining equipment	$454,382	$444,202
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	894,449	884,269
Less: Accumulated depreciation	(654,927)	(644,500)
Office and mining equipment, net	$239,522	$239,769

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2021 and October 31, 2020:

Property concessions – January 31, 2021 and October 31, 2020	$5,019,927

NOTE 11 – GOODWILL

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

The following is a summary of the Company’s goodwill balance as at January 31, 2021 and October 31, 2020:

Goodwill – January 31, 2021 and October 31, 2020	$2,058,031

NOTE 12 – ACCRUED LIABILITIES AND EXPENSES

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan.  In connection with the Beskauga Option Agreement, the Company must pay in shares of the Company’s common stock a finder’s fee to a third party upon the satisfaction of certain conditions. Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized, and the Company recorded a $154,000 (Canadian Dollar (“$CDN”) 200,000) liability.

The Company has agreed to issue to a finder such number of the shares of common stock equal to following amounts by the dates included below:

Date	Amount ($CDN)
Upon completion of the Company’s due diligence and satisfaction of certain conditions	$200,000
Within the first anniversary of first issue the Company’s common stock	$100,000
Within the second anniversary of first issue the Company’s common stock	$100,000

The shares of the Company’s common stock are to be valued at the 10-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued

NOTE 13 – LOAN PAYABLE

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

In January 2021, the Company applied and qualified for an additional $15,615 ($CDN 20,000) CEBA loan. Fifty percent (50%) of the additional loan is forgivable if repaid by December 31, 2022. The loan accrues no interest before the end of the Initial Term, and thereafter converts to a three-year term loan with a 5% annual interest rate. Any portion of the loan is repayable without penalty at any time prior to December 31, 2025. The total CEBA loan amount stands at $CDN 60,000 with $CDN 20,000 forgivable if repaid by December 31, 2022.

The balance of the CEBA loan is fully repayable on or before the end of the Extended Term, if not repaid on or before the end of the Initial Term. The Company anticipates repaying the CEBA loan prior to the Initial Term date. An income will be recognized in the period when the CEBA loan is forgiven.

Loan payable – October 31, 2020	$30,034
Loan payable received – January 2021	15,615
Foreign currency translation adjustment	1,299
Loan payable – January 31, 2021	$46,948

NOTE 14 – COMMON STOCK

On November 9, 2020, the Company completed the second and final tranche of a two-tranche private placement (the “Private Placement”) for 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $149,930. Each Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.59 until November 9, 2025. The Company incurred other offering costs associated with the second and final tranche of the Private Placement of $6,780. Subscribers of the second and final tranche of the Private Placement included management for a total 319,000 Units and gross proceeds of $149,930.

No shares of common stock were issued during the three months ended January 31, 2020.

NOTE 15 – STOCK OPTIONS

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

No options were granted or exercised during the three months ended January 31, 2021 and 2020.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised by way of a cashless exercise whereby the recipients elected to receive 228,986 shares without payment of the cash exercise price and the remaining options for 280,389 shares were cancelled.

The following is a summary of stock option activity for the three months ended January 31, 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2020	2,043,750	$0.72	1.83	$53,546
Outstanding at January 31, 2021	2,043,750	$0.75	1.66	$139,500
Exercisable at January 31, 2021	2,043,750	$0.75	1.66	$139,500

The Company recognized stock-based compensation costs for stock options of $nil and $18,725 for the three months ended January 31, 2021 and 2020, respectively. As of January 31, 2021, there was $nil of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of nil years.

Summarized information about stock options outstanding and exercisable at January 31, 2021 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.47	509,375	0.15	$0.47	509,375	$0.47
0.78	509,375	1.26	0.78	509,375	0.78
0.81	943,750	2.72	0.81	943,750	0.81
1.35	43,750	2.13	1.35	43,750	1.35
1.60	37,500	0.59	1.60	37,500	1.60
0.47 – 1.60	2,043,750	1.66	$0.75	2,043,750	$0.75

Prior to the adoption of ASU 2018-07 on November 1, 2019, stock options granted to consultants with a $CDN exercise price were classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. On adoption of ASU 2018-07, the classification of stock options granted to consultants with a $CDN exercise price is only reassessed if the award is modified after it vests and the consultant is no longer providing services, rather than once performance is complete and the award vests. ASU 2018-07 requires liability-classified awards that have not been settled as of the adoption date to be remeasured based on their adoption-date fair value. As a result, the Company reclassified $4,803 from stock option liability to additional paid-in capital on adoption of ASU 2018-07. The following is a summary of the Company’s stock option liability at January 31, 2020 and October 31, 2019:

Stock option liability at October 31, 2019:	$4,803
Reclassification to additional paid-in capital	(4,803)
Stock option liability at January 31, 2020	$—

NOTE 16 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2021 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2020	1,811,789	$0.59	4.99	$18,118
Issued in the second and final tranche of the Private Placement (Note 14)	159,500	$0.59
Outstanding and exercisable at January 31, 2021	1,971,289	$0.59	4.83	$335,119

During the three months ended January 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the Private Placement.

No warrants were exercised during the three months ended January 31, 2021.

No warrants were issued or exercised during the three months ended January 31, 2020.

Summarized information about warrants outstanding and exercisable at January 31, 2021 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	4.83	$0.59

NOTE 17 – FINANCIAL INSTRUMENTS

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s financial instruments consist of cash and cash equivalents, accounts payable, loan receivable and loan payable.

The carrying amounts of cash and cash equivalents, loan receivable, accounts payable and loan payable approximate fair value at January 31, 2021 and October 31, 2020 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2021, and October 31, 2020, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $803,563 and $1,793,270, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2021, and October 31, 2020, the U.S. dollar equivalent balance for these accounts was $7,467 and $8,739, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2021, a 1% decrease in interest rates would have resulted in a reduction of approximately $54 in interest income for the period.

Foreign Currency Exchange Risk

The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeal Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeal Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. A resolution is expected to be entered in April, 2021. The Company and the Company’s Mexican legal counsel believe that it is unlikely that the court’s ruling will be overturned. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

NOTE 19 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2021	2020
Net loss
Canada	$(514,000)	$(197,000)
Mexico	(58,000)	(371,000)
Kazakhstan	(286,000)	—
Net Loss	$(858,000)	$(568,000)

 The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$855,000	$7,000	$862,000
Value-added tax receivable, net	—	236,000	236,000
Income receivables	—	1,000	1,000
Other receivables	5,000	5,000	10,000
Prepaid expenses and deposits	93,000	100,000	193,000
Loan receivable	760,000	—	760,000
Office and mining equipment, net	55,000	185,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,768,000	$7,612,000	$9,380,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,853,000	$9,000	$1,862,000
Value-added tax receivable, net	—	220,000	220,000
Other receivables	10,000	4,000	14,000
Prepaid expenses and deposits	130,000	100,000	230,000
Loan receivable	360,000	—	360,000
Office and mining equipment, net	48,000	192,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,401,000	$7,603,000	$10,004,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended
	January 31,
	2021	2020
Exploration and property holding costs for the year
Mexico	$(58,000)	$(185,000)
Kazakhstan	(286,000)	—
Other	—	(28,000)
	$(344,000)	$(213,000)

NOTE 20 – SUBSEQUENT EVENTS

On February 5, 2021, Arras Minerals Corp. was incorporated in British Columbia, Canada., as a wholly-owned subsidiary of the Company.

On February 22, 2021, the Company loaned an additional $155,000 to Ekidos relating to the acquisition of mineral property concessions in Kazakhstan, as well as exploration activities at the Beskauga Property in Kazakhstan. This loan is interest free and is to be repaid by June 30, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, including without limitation, risks associated with the following:

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

On August 12, 2020, we entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which we have the exclusive right and option (the “Beskauga Option”) to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). After the completion of due diligence, the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On September 1, 2020, we entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, the Stepnoe and Ekidos properties located in Kazakhstan. Pursuant to the Stepnoe and Ekidos JV Agreement, we are obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe and Ekidos mineral licenses and to fund such other exploration activities on the Stepnoe and Ekidos properties as we, in our sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe and Ekidos properties. We and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, we are entitled to acquire Copperbelt’s participating interest in one or both of the Stepnoe and Ekidos properties for $1.5 million each in cash.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Current Developments

2020 Private Placement

In November 2020, we raised gross proceeds of $149,930 in the second and final tranche of a two-tranche private placement (the “Private Placement”). In the second tranche of the Private Placement, we sold of 319,000 units consisting of one share of our common stock and one-half of one transferable common stock purchase warrant. For a full description of the two-tranche Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of January 31, 2021, we had received funding of $1,492,447 from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. In November 2020, we received an additional payment of $60,286 for the extended Year 2 time period. In December 2020, we received a payment of $12,000 for a COVID-19 related medical donation to support local communities. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

We have determined that Minera Metalin and Contratistas are variable interest entities and that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances that are not wholly in control of the Company or South32 and are not currently probable.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of March 12, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Beskauga Option Agreement

On August 12, 2020, we entered into the Beskauga Option Agreement with Copperbelt pursuant to which we have the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga Property, which consists of the Beskauga Main Project and the Beskauga South Project. Upon the execution of the Beskauga Option Agreement, we paid Copperbelt Parent $30,000. In addition, we paid Copperbelt Parent $40,000 upon completion of our due diligence, and the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

The Beskauga Option Agreement provides that subject to its terms and conditions, in order to maintain the effectiveness of the Beskauga Option, we must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by the first anniversary following the closing of the transactions contemplated by the Beskauga Option Agreement (the “Closing Date”), $5,000,000 in cumulative expenditures on the Beskauga Property by the second anniversary following the Closing Date, $10,000,000 in cumulative expenditures on the Beskauga Property by the third anniversary following the Closing Date, and $15,000,000 in cumulative expenditures on the Beskauga Property by the fourth anniversary following the Closing Date (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to its terms and conditions, after we have incurred the Exploration Expenditures, we may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying Copperbelt $15,000,000 in cash, (ii) the Beskauga Main Project only by paying Copperbelt $13,500,000 in cash, or (iii) the Beskauga South Project only by paying Copperbelt $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to its terms and conditions, we may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to Copperbelt Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of our common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

Gold equivalent resources	Cumulative Bonus Payments
Beskauga Main Project
3,000,000 ounces	$2,000,000
5,000,000 ounces	$6,000,000
7,000,000 ounces	$12,000,000
10,000,000 ounces	$20,000,000
Beskauga South Project
2,000,000 ounces	$2,000,000
3,000,000 ounces	$5,000,000
4,000,000 ounces	$8,000,000
5,000,000 ounces	$12,000,000

The Beskauga Option Agreement may be terminated under certain circumstances, including (i) upon the mutual written agreement of us and Copperbelt; (ii) upon the delivery of written notice by us, provided that at the time of delivery of such notice, unless there has been a material breach of a representation or warranty given by Copperbelt that has not been cured, the Beskauga Property is in good standing; or (iii) if there is a material breach by a party of its obligations under the Beskauga Option Agreement and the other party has provided written notice of such material breach, which is incapable of being cured or remains uncured.

On August 24, 2020, we loaned $360,000 to Ekidos Minerals LLP (“Ekidos”), an unrelated third-party Kazakh entity relating to the acquisition of mineral property concessions in Kazakhstan. The loan is interest free and is to be repaid by June 30, 2021.

On December 21, 2020, we loaned an additional $400,000 to Ekidos. This loan is interest free and is to be repaid by June 30, 2021.

On February 22, 2021, we loaned an additional $155,000 to Ekidos. This loan is interest free and is to be repaid by June 30, 2021.

Properties Concessions and Outlook

Sierra Mojada Property

Until the blockade situation is resolved, the focus of the exploration budget for the Sierra Mojada Property is maintaining our property concessions.

Beskauga Property

As per the terms of the recently finalized Beskauga Option Agreement, depending on our ability to raise additional funding, we expect to undertake a 30,000 meter drilling program at Beskauga during the year.

Mineralized Material Estimate

On February 16, 2021, we issued a technical report prepared by CSA Global Consultants Canada Ltd on the mineralization at the Beskauga Project in accordance with NI 43-101 (the “Beskauga Report”). The Beskauga Report includes an estimate of the copper, gold and silver mineralization at Beskauga Main. Using a NSR economic cut-off, the Beskauga Report indicates mineralized material in an open-pit constrained block resource model of 207 million tonnes at an average copper percentage of 0.23%, gold grade of 0.35 grams/tonne, and silver grade of 1.09 grams/tonne. The Beskauga Report used a $5.70/tonne NSR cut-off grade and assumed a copper price of $2.80/pound, a gold price of $1,500/ounce and a silver price of $17.25/ounce. These mineralized material estimates do not include any amounts categorized as inferred resources.

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

Results of Operations

Three Months Ended January 31, 2021 and January 31, 2020

For the three months ended January 31, 2021, we experienced a net loss of $858,000, or approximately $0.03 per share, compared to a net loss of $568,000, or approximately $0.02 per share, during the comparable period last year. The $290,000 increase in net loss was primarily due to a $131,000 increase in exploration and property holding costs, a $154,000 increase in general and administrative expenses, and $2,000 in other expenses compared to $1,000 in other income in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $131,000 to $344,000 for the three months ended January 31, 2021, compared to $213,000 for the comparable period last year. This increase was mainly due to finders fees due and exploration activities in relation to the Beskauga Option Agreement, which was offset by a decrease at the Sierra Mojada Property due to the blockade discussed in the “Current Developments – South32 Option Agreement” section above.

General and Administrative Expenses

We recorded general and administrative expenses of $510,000 for the three months ended January 31, 2021 as compared to $356,000 for the comparable period last year. The $154,000 increase was mainly the result of a $58,000 increase in office and administrative costs and a $121,000 increase in professional services, partially offset by a $15,000 decrease in personnel costs, a $7,000 decrease in directors’ fees, and a $2,000 decrease in the provision for uncollectible VAT as described below.

Personnel costs decreased $15,000 to $141,000 for the three months ended January 31, 2021 as compared to $156,000 for the comparable period last year. This decrease was mainly due to a $11,000 decrease in stock-based compensation expenses as a result of no stock options vesting in the three months ended January 31, 2021.

Office and administrative costs increased $58,000 to $129,000 for the three months ended January 31, 2021 as compared to $71,000 for the comparable period last year. This increase was mainly due to investor relations activities relating to the special meeting of shareholders in December 2020.

Professional fees increased $121,000 to $201,000 for the three months ended January 31, 2021 compared to $80,000 for the comparable period last year. This increase is mainly due to legal fees incurred in relation to the special meeting of shareholders in December 2020.

Directors’ fees decreased $7,000 to $30,000 for the three months ended January 31, 2021 as compared to $37,000 for the comparable period last year. This decrease was primarily due to a $7,000 decrease in stock-based compensation expense as a result of no stock options vesting in the three months ended January 31, 2021.

We recorded a $9,000 provision for uncollectible VAT for the three months ended January 31, 2021 as compared to a $11,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $2,000 for the three months ended January 31, 2021 as compared to other income of $1,000 for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

2020 Private Placement

On October 27, 2020, in the initial tranche of the Private Placement, we sold 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second and final tranche of the Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the Private Placement.

We paid a finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced to us by the agent. We incurred other offering costs associated with the Private Placement of $105,236.

Cash Flows

During the three months ended January 31, 2021, we primarily utilized cash and cash equivalents to fund (i) loans to Ekidos made in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, (ii) general and administrative expenses and (iii) exploration activities at the Sierra Mojada Property. During the three months ended January 31, 2021, we received $72,000 from South32, net proceeds of $143,000 from the second and final tranche of the Private Placement, and a Canada Emergency Business Account (“CEBA”) loan for $16,000. As a result of the exploration activities and general and administrative expenses, which were partially offset by net cash proceeds received from the second and final tranche of the Private Placement, funding from South32 and the CEBA loan, cash and cash equivalents decreased from $1,862,000 at October 31, 2020 to $863,000 at January 31, 2021.

Cash flows used in operating activities for the three months ended January 31, 2021 were $823,000, as compared to $733,000 for the comparable period in 2020. This increase was mainly due to increased exploration and property holding costs as a result of completion of due diligence at the Beskauga Property and increased general and administrative expenses, which was offset by timing of certain payments.

Cash flows used in investing activities for the three months ended January 31, 2021 were $410,000 for loans made to Ekidos and purchases of equipment. Cash flows used in investing activities for the three months ended January 31, 2020 was $nil.

Cash flows provided by financing activities for the three months ended January 31, 2021 were $231,000 as compared to $895,000 for the comparable period last year. The cash flows provided by financing activities for the three months ended January 31, 2021 were comprised of the net proceeds from the second tranche of the Private Placement, funding from South32 and the CEBA loan. The cash flows provided by financing activities for the three months ended January 31, 2020 were comprised of funding from South32.

Capital Resources

As of January 31, 2021, we had cash and cash equivalents of $863,000, as compared to cash and cash equivalents of $1,862,000 as of October 31, 2020. The decrease in our liquidity was primarily the result of loans made to Ekidos in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, general and administrative expenses, and exploration activities at the Sierra Mojada Property, which were partially offset by the net proceeds of the second tranche of the Private Placement, funding from South32 and the CEBA loan.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $132,878,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. As of January 31, 2021, we had cash and cash equivalents of $863,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans.

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

The continued exploration of the Sierra Mojada Property and the Beskauga Property will require significant amounts of additional capital. We have an exploration budget for the Sierra Mojada Property of $0.2 million, an exploration budget for the Beskauga Property of $8.6 million and $1.4 million for general and administrative expenses for calendar year 2021. These budgets depend on our ability to obtain additional financing, which depends on the outcome of the proposal to increase our authorized share capital at the annual general meeting of shareholders on April 12, 2021. As of February 28, 2021, we had approximately $0.6 million in cash and cash equivalents and a loan receivable of $0.9 million as described in the “Current Developments – Beskauga Option Agreement” section above. The continued exploration of the Sierra Mojada Property and Beskauga Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property and Beskauga Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing shareholders. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted. Our limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2021

On November 1, 2020, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Updated (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 18 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On November 9, 2020, in the second and final tranche of a private placement (the “Private Placement”), we sold 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 per share until the fifth annual anniversary of the closing of the respective tranche of the Private Placement. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the Private Placement.

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

* The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2021, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 12, 2021	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 12, 2021	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

