Form 10-Q
period 2021-04-30
SILVER BULL RESOURCES, INC.
filed 2021-06-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 11, 2021, there were 33,713,931 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2021	October 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$1,759,378	$1,861,518
Value-added tax receivable, net of allowance for uncollectible taxes of $367,137 and $345,059, respectively (Note 7)	242,026	219,804
Income tax receivable	614	580
Other receivables	15,734	14,387
Prepaid expenses and deposits	163,562	229,647
Loan receivable (Note 8)	1,435,050	360,050
Total Current Assets	3,616,364	2,685,986

Office and mining equipment, net (Note 9)	227,464	239,769
Property concessions (Note 10)	5,019,927	5,019,927
Goodwill (Note 11)	2,058,031	2,058,031
TOTAL ASSETS	$10,921,786	$10,003,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$528,990	$499,057
Accrued liabilities and expenses (Note 12)	469,223	383,718
Income tax payable	3,000	5,000
Total Current Liabilities	1,001,213	887,775

Loan payable (Note 13)	48,840	30,034
TOTAL LIABILITIES	1,050,053	917,809

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY (Notes 4, 15, 16 and 17)
Common stock, $0.01 par value; 150,000,000 and 37,500,000 shares authorized, 33,713,931 and 33,165,945 shares issued and outstanding, respectively*	2,404,998	2,399,518
Additional paid-in capital	139,139,503	138,613,286
Accumulated deficit	(133,700,446)	(132,019,148)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity Attributable to Common Shareholders	7,936,303	9,085,904
Non-controlling interests (Note 14)	1,935,430	—

Total Equity	9,871,733	9,085,904

TOTAL LIABILITIES AND EQUITY	$10,921,786	$10,003,713

SUBSEQUENT EVENTS (Note 21)

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	126,927	84,633	460,974	288,163
Depreciation (Note 9)	12,057	8,916	22,484	18,037
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	138,984	93,549	483,458	306,200

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	288,930	136,566	429,962	292,783
Office and administrative	101,250	85,443	230,211	156,871
Professional services	201,717	91,479	402,581	171,800
Directors’ fees	162,196	37,289	192,685	74,772
Provision for uncollectible value-added taxes (Note 7)	2,702	5,063	11,274	15,641
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	756,795	355,840	1,266,713	711,867

LOSS FROM OPERATIONS	(895,779)	(449,389)	(1,750,171)	(1,018,067)

OTHER INCOME (EXPENSES)
Interest income	26	2,108	80	7,588
Foreign currency transaction gain (loss)	27,073	(26,537)	25,054	(30,539)
TOTAL OTHER INCOME (EXPENSES)	27,099	(24,429)	25,134	(22,951)

LOSS BEFORE INCOME TAXES	(868,680)	(473,818)	(1,725,037)	(1,041,018)

INCOME TAX EXPENSE	1,500	4,133	3,537	5,376

NET LOSS	(870,180)	(477,951)	(1,728,574)	(1,046,394)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (Note 14)	(47,276)	—	(47,276)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(822,904)	(477,951)	(1,681,298)	(1,046,394)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.04)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES *	33,708,785	29,541,027	33,579,148	29,541,027

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Six months ended April 30, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 4)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 15)	319,000	3,190	139,960	—	—	—	143,150
- for cashless exercise of options (Note 15)	228,986	2,290	(2,290)	—	—	—	—
Changes in interests in subsidiary (Note 14)	—	—	—	—	—	1,982,706	1,982,706
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	305,877	—	—	—	305,877
Net loss for the six-month period ended April 30, 2020	—	—	—	(1,681,298)	—	(47,276)	(1,728,574)
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Three months ended April 30, 2021
Balance, January 31, 2021	33,484,945	$2,402,708	$138,825,532	$(132,877,542)	$92,248	$—	$8,442,946
Earn-in option agreement (Note 4)	—	—	10,384	—	—	—	10,384
Issuance of common stock as follows:
- for cashless exercise of options (Note 15)	228,986	2,290	(2,290)	—	—	—	—
Changes in interests in subsidiary (Note 14)	—	—	—	—	—	1,982,706	1,982,706
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	305,877	—	—	—	305,877
Net loss for the three-month period ended April 30, 2020	—	—	—	(822,904)	—	(47,276)	(870,180)
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(CONTINUED)

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Six months ended April 30, 2020
Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Earn-in option agreement (Note 4)	—	—	1,042,538	—	—	1,042,538
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 16)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	37,450	—	—	37,450
Net loss for the six-month period ended April 30, 2020	—	—	—	(1,046,394)	—	(1,046,394)
Balance, April 30, 2020	29,541,027	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended April 30, 2020
Balance, January 31, 2020	29,541,027	$2,363,282	$136,821,644	$(130,362,042)	$92,248	$8,915,132
Earn-in option agreement (Note 4)	—	—	147,366	—	—	147,366
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	18,725	—	—	18,725
Net loss for the three-month period ended April 30, 2020	—	—	—	(477,951)	—	(477,951)
Balance, April 30, 2020	29,541,027	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,728,574)	$(1,046,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,484	18,037
Provision for uncollectible value-added taxes	11,274	15,641
Foreign currency transaction (income) loss	(34,441)	27,191
Stock options issued for compensation (Note 16)	305,877	37,450
Changes in operating assets and liabilities:
Value-added tax receivable	(20,173)	(26,890)
Income tax receivable	—	37
Other receivables	(1,101)	(1,364)
Prepaid expenses and deposits	66,085	50,754
Accounts payable	19,378	(177,426)
Accrued liabilities and expenses	65,103	(32,262)
Income tax payable	(2,000)	675
Net cash used in operating activities	(1,296,088)	(1,134,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,179)	—
Loan receivable (Note 8)	(1,075,000)	—
Net cash used in investing activities	(1,085,179)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	82,670	1,042,538
Proceeds from loan financing (Note 13)	15,615	—
Proceeds from issuance of common stock, net of offering costs (Note 15)	143,150	—
Proceeds from issuance of common stock of subsidiary, net of offering costs (Note 14)	2,001,244	—
Net cash provided by financing activities	2,242,679	1,042,538

Effect of exchange rates on cash and cash equivalents	36,448	(5,177)

Net decrease in cash and cash equivalents	(102,140)	(97,190)

Cash and cash equivalents beginning of period	1,861,518	1,431,634

Cash and cash equivalents end of period	$1,759,378	$1,334,444

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2021	2020

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$5,732	$4,769
Interest paid	—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Arras Private Placement costs included in accounts payable and accrued liabilities	$18,538	$—

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

On September 1, 2020, the Company entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, certain properties, including the Stepnoe and Ekidos properties located in Kazakhstan. Further, an exploration license for an additional property, Akkuduk has been included in the Stepnoe and Ekidos JV Agreement. The exploration licenses for the Stepnoe and Ekidos properties were granted on October 22, 2020, and the exploration license for the Akkuduk property was granted on February 2, 2021. Pursuant to the Stepnoe and Ekidos JV Agreement, the Company is obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe, Ekidos and Akkuduk mineral licenses and to fund such other exploration activities on the Stepnoe, Ekidos and Akkuduk properties as the Company, in its sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe, Ekidos and Akkuduk properties. The Company and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe, and Ekidos JV Agreement, the Company is entitled to acquire Copperbelt’s participating interest any or all of the three properties for $1.5 million each in cash.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada., as a wholly-owned subsidiary of the Company. The Company has included the financial results of Arras in its consolidated statement of operations since February 5, 2021. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement (Note 5) to Arras.

The Company’s efforts and expenditures have been concentrated on the exploration of properties, principally in the Sierra Mojada Property located in Coahuila, Mexico and in the Beskauga Property located in Pavlodar, Kazakhstan. The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $133,700,446. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2021, the Company had cash and cash equivalents of approximately $1,760,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. The Company’s limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated balance sheet at April 30, 2021 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021, except as follows.

Principles of Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of the Company and its interim condensed consolidated subsidiaries. The portion of the consolidated subsidiary not owned by the Company is presented as non-controlling interest in the Company’s interim condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity. Further, a portion of the earnings and losses of the subsidiary are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in Arras upon a change in ownership.

All subsidiaries are entities that we control, either directly or indirectly. Control is defined as the exposure, or rights,

to variable returns from involvement with an investee and the ability to affect those returns through power over the investee. Power over an investee exists when the Company’s existing rights give it the ability to direct the activities that significantly affect the investee’s returns. This control is generally evidenced through owning more than 50% of the voting rights or currently exercisable potential voting rights of a company’s share capital. All of the Company’s intra-group balances and transactions, including unrealized profits and losses arising from intra-group transactions, have been eliminated in full. For subsidiaries that we control but do not own 100% of, the net assets and net loss attributable to outside shareholders are presented as amounts attributable to non-controlling interests in the interim condensed consolidated balance sheet and consolidated statements of operations of loss.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2021

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

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of April 30, 2021, the Company had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of April 30, 2021, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the six months ended April 30, 2021, the Company received payments of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 11, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with their wholly-owned subsidiary) are as follows at April 30, 2021:

Assets:	Mexico
Cash and cash equivalents	$19,000
Value-added tax receivable, net	242,000
Other receivables	4,000
Income tax receivable	1,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	177,000
Property concessions	5,020,000
Total assets	$5,563,000

Liabilities:
Accounts payable	$54,000
Accrued liabilities and expenses	129,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,509,000
Total liabilities	$3,692,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,871,000

In addition, at April 30, 2021, Silver Bull Resources, Inc. held $6,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at April 30, 2021 is $5,380,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – BESKAUGA OPTION AGREEMENT

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan.  Upon execution of the Beskauga Option Agreement, the Company paid Copperbelt Parent $30,000.  Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized and the Company paid Copperbelt Parent $40,000 on January 26, 2021.

As per the Beskauga Option Agreement, to maintain the effectiveness of the Beskauga Option, the Company must incur the following exploration expenditures:

Date	Amount (USD $)
By January 26, 2022	$2 million
By January 26, 2023	$3 million
By January 26, 2024	$5 million
By January 26, 2025	$5 million

The Beskauga Option Agreement also provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, after the Company or its affiliate has incurred the exploration expenditures, the Company or its affiliate may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying Copperbelt $15,000,000 in cash, (ii) the Beskauga Main Project only by paying Copperbelt $13,500,000 in cash, or (iii) the Beskauga South Project only by paying Copperbelt $1,500,000 in cash.

In addition, the Beskauga Option Agreement provides that subject to the terms and conditions set forth in the Beskauga Option Agreement, the Company or its affiliate may be obligated to make the following bonus payments (collectively, the “Bonus Payments”) to Copperbelt Parent if the Beskauga Main Project or the Beskauga South Project is the subject of a bankable feasibility study in compliance with Canadian National Instrument 43-101 indicating gold equivalent resources in the amounts set forth below, with (i) (A) 20% of the Bonus Payments payable after completion of the bankable feasibility study or after the mineral resource statement is finally determined and (B) the remaining 80% of the Bonus Payments due within 15 business days of commencement of on-site construction of a mine for the Beskauga Main Project or the Beskauga South Project, as applicable, and (ii) up to 50% of the Bonus Payments payable in shares of the Company’s common stock to be valued at the 20-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued:

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

On March 19, 2021, the Company transferred its interest in the Beskauga Option Agreement to its subsidiary, Arras. As of April 30, 2021, the Company and Arras had collectively incurred approximately $850,700 of the exploration expenditures required under the Beskauga Option Agreement, via the loans made to Ekidos Minerals LLP (“Ekidos LLP”). Arras incurred an additional $230,000 of the required exploration expenditures in May 2021.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2021 and 2020 that upon exercise were issuable into 3,505,664 and 4,019,038 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $242,026 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2021 is as follows:

Allowance for uncollectible VAT – October 31, 2020	$345,059
Provision for VAT receivable allowance	11,274
Foreign currency translation adjustment	10,804
Allowance for uncollectible VAT – April 30, 2021	$367,137

NOTE 8 – LOAN RECEIVABLE

Through April 30, 2021, the Company has loaned $1,435,050 (October 31, 2020 - $360,050) to Ekidos LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan and exploration expenditures incurred in relation to the Beskauga Option Agreement. The loans are interest free and are to be repaid on June 30, 2021.

During the period from December 21, 2020 to March 19, 2021, the Company loaned an additional $625,000 to Ekidos LLP. These loans are interest free and are to be repaid by June 30, 2021. Pursuant to an asset purchase agreement with Arras, the Company transferred loans to Ekidos LLP totaling $985,050 to Arras.

On April 22, 2021, the Company’s subsidiary, Arras, loaned an additional $450,000 to Ekidos LLP. This loan is interest free and is to be repaid by June 30, 2021.

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2021 and October 31, 2020, respectively:

	April 30,	October 31,
	2021	2020

Mining equipment	$454,381	$444,202
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	894,448	884,269
Less: Accumulated depreciation	(666,984)	(644,500)
Office and mining equipment, net	$227,464	$239,769

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2021 and October 31, 2020:

Property concessions – April 30, 2021 and October 31, 2020	$5,019,927

NOTE 11 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. On April 30, 2021, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

The following is a summary of the Company’s goodwill balance as at April 30, 2021 and October 31, 2020:

Goodwill – April 30, 2021 and October 31, 2020	$2,058,031

NOTE 12 – ACCRUED LIABILITIES AND EXPENSES

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan.  In connection with the Beskauga Option Agreement, the Company must pay in shares of the Company’s common stock a finder’s fee to a third party upon the satisfaction of certain conditions. Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized, and the Company recorded a $154,000 (or Canadian Dollar (“$CDN”) 200,000) liability.

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

Loan payable – October 31, 2020	$30,034
Loan payable received – January 2021	15,615
Foreign currency translation adjustment	3,191
Loan payable – April 30, 2021	$48,840

NOTE 14 – NON-CONTROLLING INTERESTS

On April 1, 2021, Arras completed an initial private placement (the “Arras Private Placement”) for 5,035,000 common shares at a purchase price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $18,646.

The Arras Private Placement was considered a change in the ownership interest of a subsidiary that the Company controls and accordingly, the Company accounted for this as an equity transaction. The Company has correspondingly recorded a non-controlling interest for the portion of Arras not owned by the Company. As a result of the transaction, the Company maintains a controlling interest of 88% of Arras’ issued and outstanding common shares. Mainly due to this impact, the Company recorded a non-controlling interests for the dilution gain from changes in interest in subsidiary of $1,982,706. There were no changes in the number of Arras common shares held by the Company.

The carrying value of the non-controlling interest at April 30, 2021 was as follows:

Non-controlling interests – October 31, 2020	$—
Changes in interests in subsidiary – April 1, 2021	1,982,706
Loss for the period	(47,276)
Non-controlling interests – April 30, 2021	$1,935,430

The Company’s consolidated cash and cash equivalents balance as of April 30, 2021 is $1,759,378, of which $1,562,570 is held in Arras. The remaining balance of $196,808 is held in the Company and its Mexican subsidiaries.

NOTE 15 – COMMON STOCK

Following shareholder approval, the Company amended its articles of incorporation on April 20, 2021 to increase the number of authorized shares of common stock from 37,500,000 to 150,000,000.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised on a cashless basis whereby the recipients elected to receive 228,986 shares without payment of the cash exercise price and the remaining options for 280,389 shares were cancelled.

On November 9, 2020, the Company completed the second and final tranche of a two-tranche private placement (the “Silver Bull Private Placement”) for 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $149,930. Each Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.59 until November 9, 2025. The Company incurred other offering costs associated with the second and final tranche of the Silver Bull Private Placement of $6,780. Subscribers of the second and final tranche of the Silver Bull Private Placement included management for a total 319,000 Units and gross proceeds of $149,930.

No shares of common stock were issued during the six months ended April 30, 2020.

NOTE 16 – STOCK OPTIONS

The Company has one stock option plan under which equity securities are authorized for issuance to officers, directors, employees and advisors: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). Under the 2019 Plan, the lesser of (i) 150,000,000 shares or (ii) 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over two years and have a contractual term of five years.

On February 2, 2021, options to acquire 228,986 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 0.60 per share. The options had an intrinsic value of $194,630 at the time of exercise.

No options were granted during the six months ended April 30, 2021.

No options were granted or exercised during the six months ended April 30, 2020.

The following is a summary of stock option activity for the six months ended April 30, 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2020	2,043,750	$0.72	1.83	$53,546
Exercised	(228,986)	0.47
Cancelled	(280,389)	0.47
Outstanding at April 30, 2021	1,534,375	$0.87	1.83	$—
Exercisable at April 30, 2021	1,534,375	$0.87	1.83	$—

The Company recognized stock-based compensation costs for stock options of $nil and $37,450 for the six months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, there was $nil of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of nil years.

During the six months ended April 30, 2021, the Company’s subsidiary, Arras, granted options to acquire 4,160,000 common shares with a weighted-average grant-date fair value of $0.22 per share and an exercise price of $CDN 0.50 per share.

Arras recognized stock-based compensation costs for stock options of $305,877 for the period from inception on February 5, 2021 to April 30, 2021.

Arras applies the fair value method using the Black-Scholes option pricing model in accounting for its stock options granted. Accordingly, share-based compensation of $130,803 was recognized as personnel costs for options granted to employees, share-based compensation of $127,066 was recognized as directors’ fees for options granted to directors and share-based compensation of $48,007 was recognized as exploration and property holding costs for options granted to employees and advisors.

Summarized information about stock options outstanding and exercisable at April 30, 2021 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	509,375	0.93	0.81	509,375	0.81
0.85	943,750	2.39	0.85	943,750	0.85
1.40	43,750	1.81	1.40	43,750	1.40
1.66	37,500	0.26	1.66	37,500	1.66
$0.81 – 1.66	1,534,375	1.83	$0.87	1,534,375	$0.87

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

Stock option liability at October 31, 2019:	$4,803
Reclassification to additional paid-in capital	(4,803)
Stock option liability at April 30, 2020	$—

NOTE 17 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2021 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2020	1,811,789	$0.59	4.99	$18,118
Issued in the second and final tranche of the Silver Bull Private Placement (Note 16)	159,500	$0.59
Outstanding and exercisable at April 30, 2021	1,971,289	$0.59	4.50	$394,258

During the six months ended April 30, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the Silver Bull Private Placement.

No warrants were exercised during the six months ended April 30, 2021.

No warrants were issued or exercised during the six months ended April 30, 2020.

Summarized information about warrants outstanding and exercisable at April 30, 2021 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	4.50	$0.59

NOTE 18 – FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents, loan receivable, accounts payable and loan payable approximate fair value at April 30, 2021 and October 31, 2020 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2021, and October 31, 2020, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $1,659,094 and $1,793,270, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2021, and October 31, 2020, the U.S. dollar equivalent balance for these accounts was $18,884 and $8,739, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2021, a 1% decrease in interest rates would have resulted in a reduction of approximately $80 in interest income for the period.

Foreign Currency Exchange Risk

The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Litigation and Claims

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños challenged yet again this resolution, which challenge the Company timely responded and objected to on October 5, 2020. Finally, on March 26, 2021, the Federal Circuit Court issued a final and conclusive resolution, affirming the Federal Appeals Court decision. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

NOTE 20 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Mexico	(45,000)	$(117,000)	$(103,000)	$(314,000)
Kazakhstan	(94,000)	—	(380,000)	—
Canada	(684,000)	(361,000)	(1,198,000)	(732,000)
Net Loss	(823,000)	$(478,000)	$(1,681,000)	$(1,046,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$1,740,000	$19,000	$1,759,000
Value-added tax receivable, net	—	242,000	242,000
Income receivables	—	1,000	1,000
Other receivables	12,000	4,000	16,000
Prepaid expenses and deposits	64,000	100,000	164,000
Loan receivable	1,435,000	—	1,435,000
Office and mining equipment, net	50,000	177,000	227,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$3,301,000	$7,621,000	$10,922,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,853,000	$9,000	$1,862,000
Value-added tax receivable, net	—	220,000	220,000
Other receivables	10,000	4,000	14,000
Prepaid expenses and deposits	130,000	100,000	230,000
Loan receivable	360,000	—	360,000
Office and mining equipment, net	48,000	192,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,401,000	$7,603,000	$10,004,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Exploration and property holding costs for the period
Mexico	(45,000)	$(94,000)	$(103,000)	$(278,000)
Kazakhstan	(94,000)	—	(380,000)	—
Other	—	—	—	(28,000)
	(139,000)	$(94,000)	$(483,000)	$(306,000)

NOTE 21 – SUBSEQUENT EVENTS

On May 15, 2021, Arras loaned an additional $265,000 to Ekidos LLP relating to the exploration activities in Kazakhstan. This loan is interest free and is to be repaid by June 30, 2021.

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
  Our plan to distribute Arras shares to our shareholders;
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
24

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
  We may be subject to risks accompanying the management of Arras, in which certain investors hold a non-controlling ownership interest;

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
25

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

On September 1, 2020, we entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, certain properties, including the Stepnoe and Ekidos properties located in Kazakhstan. Further, an additional property, Akkuduk had been included in the Stepnoe and Ekidos JV Agreement. The exploration licenses for the Stepnoe and Ekidos properties were granted on October 22, 2020 and the exploration license for the Akkuduk was granted on February 2, 2021. Pursuant to the Stepnoe and Ekidos JV Agreement, we are obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe, Ekidos and Akkuduk mineral licenses and to fund such other exploration activities on the properties as we, in our sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe, Ekidos and Akkuduk properties. We and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, we are entitled to acquire Copperbelt’s participating interest in any or all of the Stepnoe, Ekidos, and Akkuduk properties for $1.5 million each in cash.

On February 5, 2021, our subsidiary, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada., as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, we transferred all our right, title and interest in and to the Beskauga Option Agreement to Arras.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

Amendments to Articles of Incorporation

On April 19, 2021, our shareholders approved and adopted amended and restated articles of incorporation to increase the number of authorized shares of our common stock from 37.5 million to 150 million.

2021 Arras Private Placement

On April 1, 2021, Arras completed a private placement (the “Arras Private Placement”) for 5,035,000 common shares at a price of Canadian Dollar (“$CDN”) 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $18,646.

2020 Silver Bull Private Placement

In November 2020, we raised gross proceeds of $149,930 in the second and final tranche of a two-tranche private placement (the “Silver Bull Private Placement”). In the second tranche of the Silver Bull Private Placement, we sold of 319,000 units consisting of one share of our common stock and one-half of one transferable common stock purchase warrant. For a full description of the two-tranche Silver Bull Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of April 30, 2021, we had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of April 30, 2021, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the six months ended April 30, 2021, we received a payment of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 11, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Beskauga Option Agreement

On August 12, 2020, we entered into the Beskauga Option Agreement with Copperbelt pursuant to which we have the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga Property, which consists of the Beskauga Main Project and the Beskauga South Project. Upon the execution of the Beskauga Option Agreement, we paid Copperbelt Parent $30,000. In addition, we paid Copperbelt Parent $40,000 upon completion of our due diligence, and the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021 (the “Closing Date”).

The Beskauga Option Agreement provides that subject to its terms and conditions, in order to maintain the effectiveness of the Beskauga Option, we must incur $2,000,000 in cumulative exploration expenditures on the Beskauga Property by January 26, 2022 (the first anniversary of the Closing Date), $5,000,000 in cumulative exploration expenditures on the Beskauga Property by January 26, 2023 (the second anniversary of the Closing Date), $10,000,000 in cumulative exploration expenditures on the Beskauga Property by January 26, 2024 (the third anniversary of the Closing Date), and $15,000,000 in cumulative exploration expenditures on the Beskauga Property by January 26, 2025 (the fourth anniversary of the Closing Date) (collectively, the “Exploration Expenditures”). The Beskauga Option Agreement also provides that subject to its terms and conditions, after we have incurred the Exploration Expenditures, we may exercise the Beskauga Option and acquire (i) the Beskauga Property by paying Copperbelt $15,000,000 in cash, (ii) the Beskauga Main Project only by paying Copperbelt $13,500,000 in cash, or (iii) the Beskauga South Project only by paying Copperbelt $1,500,000 in cash.

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

Arras Non-Controlling Interests

The Arras Private Placement was considered a change in the ownership interest of a subsidiary we control and accordingly, we accounted for this as an equity transaction. We have correspondingly recorded a non-controlling interest for the portion of Arras not owned by the us. As a result of the transaction, we maintain a controlling interest of 88% of Arras’ issued and outstanding common shares. Mainly due to this impact, Arras recorded a non-controlling interests for the dilution gain from changes in interests in subsidiary of $1,982,706. There were no changes in the number of Arras common shares held by us.

We intend to distribute approximately 34.2 million Arras common shares to our shareholders, which will result in one Arras common share being distributed to our shareholders for each share of Silver Bull held. Upon completion of the distribution, we anticipate retaining approximately 1.8 million Arras common shares as a strategic investment, representing approximately 4% of the outstanding Arras common shares at the time of distribution. The timing of the proposed distribution of Arras common shares is subject to a variety of factors including receipt of necessary regulatory approvals, and there is no assurance that it will be completed.

During the period from December 21 to March 19, 2021, we loaned an additional $625,000 to Ekidos LLP. These loans are interest free and are to be repaid by June 30, 2021. Pursuant to an asset purchase agreement with Arras, we transferred loans to Ekidos LLP totaling $985,050 loan to Arras.

On April 22, 2021, Arras loaned an additional $450,000, to Ekidos LLP. This loan is interest free and is to be repaid by June 30, 2021.

On May 15, 2021, Arras loaned an additional $265,000 to Ekidos LLP relating to the exploration activities at the Beskauga Property in Kazakhstan. This loan is interest free and is to be repaid by June 30, 2021.

As of April 30, 2021, Arras had incurred approximately $850,700 of the Exploration Expenditures required under the Beskauga Option Agreement, via the loans made to Ekidos LLP. Arras incurred an additional $230,000 of the required Exploration Expenditure in May 2021.

Properties Concessions and Outlook

Sierra Mojada Property

In April 2021, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million for the calendar year 2021. Until the blockade situation is resolved, the focus of the exploration budget for the Sierra Mojada Property is maintaining our property concessions.

Beskauga Property

In April 2021, our board of directors approved an exploration budget for the Beskauga Property of $0.5 million for the period from January to March 2021 and $8 million for the period from April to December 2021. As per the terms of the recently finalized Beskauga Option Agreement, depending on our ability to raise additional funding, we expect to undertake a 30,000 meter drilling program at Beskauga during the year.

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

“Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under the SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the Beskauga Project will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves, or that mineralized material can be economically or legally extracted.

Results of Operations

Three Months Ended April 30, 2021 and April 30, 2020

For the three months ended April 30, 2021, we had a net loss of $823,000, or approximately $0.02 per share, compared to a net loss of $478,000, or approximately $0.02 per share, during the comparable period last year. The $345,000 increase in net loss was primarily due to a $45,000 increase in exploration and property costs and a $401,000 increase in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $45,000 to $139,000 for the three months ended April 30, 2021, compared to $94,000 for the comparable period last year. This increase was the result of a $48,000 increase in stock-based compensation expenses in the three months ended April 30, 2021 in connection of the Beskauga Option Agreement.

General and Administrative Expenses

We recorded general and administrative expenses of $757,000 for the three months ended April 30, 2021 as compared to $356,000 for the comparable period last year. The $401,000 increase was mainly the result of a $152,000 increase in personnel costs, a $16,000 increase in office and administrative costs, a $111,000 increase in professional services and a $125,000 increase in directors’ fees, which was partially offset by a $2,000 decrease in the provision for uncollectible VAT as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $306,000 for the three months ended April 30, 2021 from $19,000 for the comparable period last year. This was mainly due to stock options granted to Arras’ employees, directors and advisors in the three months ended April 30, 2021.

Personnel costs increased $152,000 to $289,000 for the three months ended April 30, 2021 as compared to $137,000 for the comparable period last year. This increase was mainly due to an increase in employees’ salaries and a $120,000 increase in stock-based compensation expenses in the three months ended April 30, 2021 from $11,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2021 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $16,000 to $101,000 for the three months ended April 30, 2021 as compared to $85,000 for the comparable period last year. This increase was mainly due to investor relations activities.

Professional fees increased $111,000 to $202,000 for the three months ended April 30, 2021 compared to $91,000 for the comparable period last year. This increase is mainly due to legal fees incurred in relation to the incorporation of Arras and the planned distribution of Arras shares to our shareholders.

Directors’ fees increased $125,000 to $162,000 for the three months ended April 30, 2021 as compared to $37,000 for the comparable period last year. This increase was primarily due to the increase in stock-based compensation expense to $127,000 in the three months ended April 30, 2021 from $7,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2021 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $3,000 provision for uncollectible VAT for the three months ended April 30, 2021 as compared to a $5,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $27,000 for the three months ended April 30, 2021 as compared to other expenses of $24,000 for the comparable period last year. The significant factor contributing to other income was a $27,000 foreign currency transaction gain compared to a $26,000 foreign currency transaction loss for the comparable period last year.

Six Months Ended April 30, 2021 and April 30, 2020

For the six months ended April 30, 2021, we had net loss of $1,681,000, or approximately $0.05 per share, compared to a net loss of $1,046,000, or approximately $0.04 per share, during the comparable period last year. The $635,000 increase in net loss was primarily due to a $177,000 increase in exploration and property costs and a $555,000 increase in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $177,000 to $483,000 for the six months ended April 30, 2021, compared to $306,000 for the comparable period last year. This increase was mainly due to finder’s fees due and exploration activities in relation to the Beskauga Option Agreement, which was offset by a decrease at the Sierra Mojada Property due to the blockade discussed in the “Recent Developments – South32 Option Agreement” section above.

General and Administrative Expenses

We recorded general and administrative expenses of $1,267,000 for the six months ended April 30, 2021 as compared to $712,000 for the comparable period last year. The $555,000 increase was mainly the result of a $137,000 increase in personnel costs, a $73,000 increase in office and administrative costs, a $231,000 increase in professional services and a $118,000 increase in directors’ fees, which was partially offset by a $4,000 decrease in decrease in the provision for uncollectible VAT as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $306,000 for the six months ended April 30, 2021 from $37,000 for the comparable period last year. This was mainly due to stock options granted to Arras’ employees, directors and advisors in the six months ended April 30, 2021.

Personnel costs increased $137,000 to $430,000 for the six months ended April 30, 2021 as compared to $293,000 for the comparable period last year. This increase was mainly due to an increase in employees’ salaries and a $108,000 increase in stock-based compensation expense as a result of stock options vesting in the six months ended April 30, 2021 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $73,000 to $230,000 for the six months ended April 30, 2021 as compared to $157,000 for the comparable period last year. This increase was mainly due to an increase in investor relations activities relating to the special meeting of shareholders in December 2020.

Professional fees increased $231,000 to $403,000 for the six months ended April 30, 2021 compared to $172,000 for the comparable period last year. This increase is mainly due to an increase in legal fees incurred in relation to the special meeting of shareholders in December 2020, the incorporation of Arras and the planned distribution of Arras shares to our shareholders.

Directors’ fees increased $118,000 to $193,000 for the six months ended April 30, 2021 as compared to $75,000 for the comparable period last year. This increase was primarily due to a $112,000 increase in stock-based compensation expenses as a result of stock options vesting in the six months ended April 30, 2021 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $11,000 provision for uncollectible VAT for the six months ended April 30, 2021 as compared to a $16,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $25,000 for the six months ended April 30, 2021 as compared to other expenses of $23,000 for the comparable period last year. The significant factors contributing to other income was a $25,000 foreign currency transaction gain compared to a $31,000 foreign currency transaction loss for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

2021 Arras Private Placement

On April 1, 2021, Arras completed the Arras Private Placement for 5,035,000 common shares at a price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. We incurred other offering costs associated with the Arras Private Placement of $18,646.

2020 Silver Bull Private Placement

On October 27, 2020, in the initial tranche of the Silver Bull Private Placement, we sold 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second and final tranche of the Silver Bull Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the Silver Bull Private Placement.

We paid a finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced to us by the agent. We incurred other offering costs associated with the Private Placement of $105,236.

Cash Flows

During the six months ended April 30, 2021, we primarily utilized cash and cash equivalents to fund (i) loans to Ekidos LLP made in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, (ii) general and administrative expenses and (iii) exploration activities at the Sierra Mojada Property. During the six months ended April 30, 2021, we received $83,000 from South32, net proceeds of $143,000 and $2,001,000 from the second and final tranche of the Silver Bull Private Placement and the Arras Private Placement, respectively, and a Canada Emergency Business Account (“CEBA”) loan for $16,000. As a result of the exploration activities and general and administrative expenses, which were partially offset by net cash proceeds received from the second and final tranche of the Silver Bull Private Placement and the Arras Private Placement, funding from South32, and the CEBA loan, cash and cash equivalents decreased from $1,862,000 at October 31, 2020 to $1,759,000 at April 30, 2021.

Cash flows used in operating activities for the six months ended April 30, 2021 were $1,296,000, as compared to $1,135,000 for the comparable period in 2020. This increase was mainly due to increased exploration and property holding costs as a result of completion of due diligence at the Beskauga Property and increased general and administrative expenses, which was offset by the timing of certain payments.

Cash flows used in investing activities for the six months ended April 30, 2021 were $1,085,000 for loans made to Ekidos LLP and purchases of equipment. Cash flows used in investing activities for the six months ended April 30, 2020 was $nil.

Cash flows provided by financing activities for the six months ended April 30, 2021 were $2,243,000 as compared to $1,042,000 for the comparable period last year. The cash flows provided by financing activities for the six months ended April 30, 2021 were comprised of net proceeds from the second and final tranche of the Silver Bull Private Placement and the Arras Private Placement, funding from South32 and the CEBA loan. The cash flows provided by financing activities for the six months ended April 30, 2020 were comprised of funding from South32.

Capital Resources

As of April 30, 2021, we had cash and cash equivalents of $1,759,000, as compared to cash and cash equivalents of $1,862,000 as of October 31, 2020. The decrease in our liquidity was primarily the result of loans made to Ekidos LLP in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, general and administrative expenses, and exploration activities at the Sierra Mojada Property, which were partially offset by the net proceeds of the second tranche of the Silver Bull Private Placement and the Arras Private Placement, funding from South32 and the CEBA loan.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $133,700,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements includes from our subsidiary and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. As of April 30, 2021, we had cash and cash equivalents of $1,759,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans.

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

The continued exploration of the Sierra Mojada Property and the Beskauga Property will require significant amounts of additional capital. In April 2021, our board of directors approved a calendar year 2021 exploration budget of $0.2 million for the Sierra Mojada Property, an $8.6 million exploration budget the Beskauga Property and a $1.4 million for general and administrative expenses for calendar year 2021. As of May 31, 2021, we had approximately $1.2 million in cash and cash equivalents and a loan receivable of $1.7 million as described in the “Recent Developments – Beskauga Option Agreement” section above. The continued exploration of the Sierra Mojada Property and Beskauga Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property and Beskauga Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing shareholders. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted. Our limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2021

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 19 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

No sales of unregistered equity securities occurred during the period covered by this report that have not already been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

10.1	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021				X

10.2‡	Arras Mineral Corp. Management Retention Bonus Plan, dated April 15, 2021				X

10.3	Arras Minerals Corp. Equity Incentive Plan, dated April 15, 2021	8-K	06/3/2021	10.2

10.4	Form of Stock Option Grant Agreement under Arras Minerals Corp. Equity Incentive Plan	8-K	06/3/2021	10.3

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

101.PRE*	XBRL Presentation Linkbase Document				X

X	Filed herewith

XX	Furnished herewith

‡	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2021, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.
Dated: June 11, 2021	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 11, 2021	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

