Form 10-Q
period 2021-07-31
SILVER BULL RESOURCES, INC.
filed 2021-09-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2021.
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

Yes ☐  No ☒

As of September 13, 2021, there were 34,547,838 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION	3
ITEM 1.FINANCIAL STATEMENTS.	3

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$604,577	$1,861,518
Value-added tax receivable, net of allowance for uncollectible taxes of $379,683 and $345,059, respectively (Note 7)	252,578	219,804
Income tax receivable	134	580
Other receivables	21,100	14,387
Prepaid expenses and deposits	134,381	229,647
Loan receivable (Note 8)	2,054,550	360,050
Total Current Assets	3,067,320	2,685,986

Office and mining equipment, net (Note 9)	283,959	239,769
Property concessions (Note 10)	5,019,927	5,019,927
Goodwill (Note 11)	2,058,031	2,058,031
TOTAL ASSETS	$10,429,237	$10,003,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$655,860	$499,057
Accrued liabilities and expenses (Note 12)	499,292	383,718
Income tax payable	1,000	5,000
Total Current Liabilities	1,156,152	887,775

Loan payable (Note 13)	48,146	30,034
TOTAL LIABILITIES	1,204,298	917,809

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY (Notes 4, 15, 16 and 17)
Common stock, $ 0.01 par value; 150,000,000 and 37,500,000 shares authorized, 34,327,367 and 33,165,945 shares issued and outstanding, respectively*	2,411,132	2,399,518
Additional paid-in capital	139,649,083	138,613,286
Accumulated deficit	(134,765,136)	(132,019,148)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity Attributable to Common Shareholders	7,387,327	9,085,904
Non-controlling interests (Note 14)	1,837,612	—

Total Equity	9,224,939	9,085,904

TOTAL LIABILITIES AND EQUITY	$10,429,237	$10,003,713

SUBSEQUENT EVENTS (Note 21)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	424,886	192,578	885,860	480,741
Depreciation (Note 9)	15,360	8,659	37,844	26,696
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	440,246	201,237	923,704	507,437

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	192,508	136,025	622,470	428,808
Office and administrative	97,040	62,042	327,251	218,913
Professional services	321,062	25,303	723,643	197,103
Directors’ fees	101,363	36,791	294,048	111,563
(Recovery of) provision for uncollectible value-added taxes (Note 7)	(1,199)	31,287	10,075	46,928
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	710,774	291,448	1,977,487	1,003,315

LOSS FROM OPERATIONS	(1,151,020)	(492,685)	(2,901,191)	(1,510,752)

OTHER (EXPENSES) INCOME
Interest income	7	64	87	7,652
Foreign currency transaction (loss) gain	(8,333)	7,589	16,721	(22,950)
TOTAL OTHER (EXPENSES) INCOME	(8,326)	7,653	16,808	(15,298)

LOSS BEFORE INCOME TAXES	(1,159,346)	(485,032)	(2,884,383)	(1,526,050)

INCOME TAX EXPENSE	1,013	1,316	4,550	6,692

NET LOSS	(1,160,359)	(486,348)	(2,888,933)	(1,532,742)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (Note 14)	(95,669)	—	(142,945)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,064,690)	(486,348)	(2,745,988)	(1,532,742)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.09)	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES*	33,954,929	29,541,027	33,705,785	29,541,027

*Shares outstanding for prior period have been restated for the one-for-eight reverse stock split completed on September 15, 2020.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Nine months ended July 31, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 4)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 15)	319,000	3,190	139,960	—	—	—	143,150
- for cash at a price of Canadian Dollar (“$CDN”) 1.00 per share, less offering costs of $14,628 (Note 15)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Note 15)	342,422	3,424	(3,424)	—	—	—	—
Changes in interests in subsidiary (Note 14)	—	—	—	—	—	1,980,557	1,980,557
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	430,868	—	—	—	430,868
Net loss for the nine-month period ended July 31, 2021	—	—	—	(2,745,988)	—	(142,945)	(2,888,933)
Balance, July 31, 2021	34,327,367	$2,411,132	$139,649,083	$(134,765,136)	$92,248	$1,837,612	$9,224,939

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Three months ended July 31, 2021
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733
Issuance of common stock as follows:
- for cash at a price of $CDN 1.00 per share, less offering costs of $14,628 (Note 15)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Note 15)	113,436	1,134	(1,134)	—	—	—	—
Changes in interests in subsidiary (Note 14)	—	—	—	—	—	(2,149)	(2,149)
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 16)	—	—	124,991	—	—	—	124,991
Net loss for the three-month period ended July 31, 2021	—	—	—	(1,064,690)	—	(95,669)	(1,160,359)
Balance, July 31, 2021	34,327,367	$2,411,132	$139,649,083	$(134,765,136)	$92,248	$1,837,612	$9,224,939

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(CONTINUED)

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2020
Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Earn-in option agreement (Note 4)	—	—	1,095,272	—	—	1,095,272
Reclassification to additional paid-in capital of stock option liability (Note 16)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 16)	—	—	56,175	—	—	56,175
Net loss for the nine-month period ended July 31, 2020	—	—	—	(1,532,742)	—	(1,532,742)
Balance, July 31, 2020	29,541,027	$2,363,282	$137,059,194	$(131,326,341)	$92,248	$8,188,383

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2020
Balance, April 30, 2020	29,541,027	$2,363,282	$136,987,735	$(130,839,993)	$92,248	$8,603,272
Earn-in option agreement (Note 4)	—	—	52,734	—	—	52,734
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 16)	—	—	18,725	—	—	18,725
Net loss for the three-month period ended July 31, 2020	—	—	—	(486,348)	—	(486,348)
Balance, July 31, 2020	29,541,027	$2,363,282	$137,059,194	$(131,326,341)	$92,248	$8,188,383

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split completed on September 15, 2020.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,888,933)	$(1,532,742)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,844	26,696
Provision for uncollectible value-added taxes	10,075	46,928
Foreign currency transaction (income) loss	(8,408)	16,642
Stock options issued for compensation (Note 16)	430,868	56,175
Changes in operating assets and liabilities:
Value-added tax receivable	(26,923)	(33,343)
Income tax receivable	481	117
Other receivables	(6,417)	1,083
Prepaid expenses and deposits	95,266	73,847
Accounts payable	125,998	(174,171)
Accrued liabilities and expenses	103,082	2,548
Income tax payable	(4,000)	1,925
Net cash used in operating activities	(2,131,067)	(1,514,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(82,034)	—
Loan receivable (Note 8)	(1,694,500)	—
Net cash used in investing activities	(1,776,534)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	82,670	1,095,272
Proceeds from loan financing (Note 13)	15,615	29,531
Proceeds from issuance of common stock, net of offering costs (Note 15)	542,870	—
Proceeds from issuance of common stock of subsidiary, net of offering costs (Note 14)	2,001,244	—
Net cash provided by financing activities	2,642,399	1,124,803

Effect of exchange rates on cash and cash equivalents	8,261	(3,386)

Net decrease in cash and cash equivalents	(1,256,941)	(392,878)

Cash and cash equivalents beginning of period	1,861,518	1,431,634

Cash and cash equivalents end of period	$604,577	$1,038,756

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2021	2020

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$8,237	$4,822
Interest paid	—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Arras Private Placement costs included in accounts payable and accrued liabilities	$20,687	$—
2021 Private Placement costs included in accounts payable and accrued liabilities	8,997	—

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

On September 1, 2020, the Company entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, certain properties, including the Stepnoe and Ekidos properties located in Kazakhstan. The exploration licenses for the Stepnoe and Ekidos properties were granted on October 22, 2020. Pursuant to the Stepnoe and Ekidos JV Agreement, the Company is obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe and Ekidos mineral licenses and to fund such other exploration activities on the Stepnoe and Ekidos properties as the Company, in its sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe and Ekidos properties. The Company and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, the Company is entitled to acquire Copperbelt’s participating interest either or both of the properties for $1.5 million each in cash.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. The Company has included the financial results of Arras in its consolidated statement of operations since February 5, 2021. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement (Note 5) to Arras.

On May 20, 2021, Ekidos Minerals LLP (“Ekidos LLP”) entered into the Maikain Joint Venture Agreement (the “Maikain JV Agreement”) with Orogen LLP, a company incorporated under the laws of Kazakhstan, in connection with, among other things, mineral license applications for, and further exploration and evaluation of, certain properties in an area of interest, including the Akkuduk and Nogurbek properties located in Kazakhstan. The exploration license for the Akkuduk property was granted on February 2, 2021 and the exploration license for Nogurbek was granted on August 25, 2021.

The Company (through Ekidos LLP) and Orogen LLP have initial participating interests in the Maikain joint venture of 80% and 20%, respectively. Pursuant to Maikain JV Agreement, once the Company spends a minimum of $3.0 million on a property in the area of interest, the Company has the option to acquire Orogen LLP’s participating interest in any such property for $1.5 million in cash.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $134,765,136. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2021, the Company had cash and cash equivalents of approximately $605,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2020 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except for the recent accounting pronouncements adopted as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021, except as follows.

Principles of Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The portion of the consolidated subsidiary not owned by the Company is presented as non-controlling interest in the Company’s interim condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity. Further, a portion of the earnings and losses of the subsidiary are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in Arras upon a change in ownership.

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

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2021

On November 1, 2020, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

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

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”), and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of July 31, 2021, the Company had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of July 31, 2021, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the nine months ended July 31, 2021, the Company received payments of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of September 13, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Contratistas and Minera Metalin (consolidated with their wholly-owned subsidiary) are as follows at July 31, 2021:

Assets:	Mexico
Cash and cash equivalents	$17,000
Value-added tax receivable, net	253,000
Other receivables	4,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	170,000
Property concessions	5,020,000
Total assets	$5,564,000

Liabilities:
Accounts payable	$53,000
Accrued liabilities and expenses	136,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,610,000
Total liabilities	$3,799,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,765,000

In addition, at July 31, 2021, Silver Bull Resources, Inc. held $1,000 of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at July 31, 2021 is $5,375,000, which includes the carrying value of the Mexican subsidiaries’ net assets excluding the payable to Silver Bull Resources, Inc.

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

As of July 31, 2021, the Company and Arras had collectively incurred approximately $1,355,200 of the exploration expenditures required under the Beskauga Option Agreement, via the loans made to Ekidos LLP. At July 31, 2021, Ekidos was an unrelated third-party Kazakh entity, which was incorporated by Copperbelt to hold the Beskauga property interests. The funds advanced are being used for the acquisition of mineral property concessions in Kazakhstan and expenditures incurred in relation to the Beskauga Option Agreement. The Company may acquire Ekidos, and upon completion of the acquisition, all amounts loaned to Ekidos would eliminate upon consolidation and the expenditures funded via these loans would be included in the consideration calculation of the transaction.

Arras incurred an additional $306,000 of the required exploration expenditures subsequent to period end in August 2021.

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

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2021 and 2020 that upon exercise were issuable into 3,130,664 and 2,531,597 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $252,578 will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2021 is as follows:

Allowance for uncollectible VAT – October 31, 2020	$345,059
Provision for VAT receivable allowance	10,075
Foreign currency translation adjustment	24,549
Allowance for uncollectible VAT – July 31, 2021	$379,683

NOTE 8 – LOAN RECEIVABLE

Through July 31, 2021, the Company has loaned $2,054,550 (October 31, 2020 - $360,050) to Ekidos LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan and exploration expenditures incurred in relation to the Beskauga Option Agreement. The loans are interest free and are to be repaid on November 30 or December 31, 2021.

During the period from December 21, 2020 to March 19, 2021, the Company loaned $625,000 to Ekidos LLP. These loans are interest free and are to be repaid by November 30, 2021. Pursuant to an asset purchase agreement with Arras, the Company transferred the Ekidos LLP loans totaling $985,050 to Arras.

During the period from April 22 to June 30, 2021, the Company’s subsidiary, Arras, loaned an additional $1,069,500 to Ekidos LLP. These loans are interest free, of which $930,000 is to be repaid by November 30, 2021, and $139,500 is to be repaid by December 31, 2021.

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2021 and October 31, 2020, respectively:

	July 31,	October 31,
	2021	2020

Mining equipment	$526,236	$444,202
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	966,303	884,269
Less: Accumulated depreciation	(682,344)	(644,500)
Office and mining equipment, net	$283,959	$239,769

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2021 and October 31, 2020:

Property concessions – July 31, 2021 and October 31, 2020	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at July 31, 2021 and October 31, 2020:

Goodwill – July 31, 2021 and October 31, 2020	$2,058,031

NOTE 12 – ACCRUED LIABILITIES AND EXPENSES

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan. In connection with the Beskauga Option Agreement, the Company must pay in shares of the Company’s common stock a finder’s fee to a third party upon the satisfaction of certain conditions. Upon completion of the Company’s due diligence on January 26, 2021, the Beskauga Option Agreement was finalized, and the Company recorded a $154,000 ($CDN 200,000) liability.

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

The shares of the Company’s common stock are to be valued at the 10-day volume-weighted average trading price of the shares on the Toronto Stock Exchange calculated as of the date immediately preceding the date such shares are issued.

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

Loan payable – October 31, 2020	$30,034
Loan payable received – January 2021	15,615
Foreign currency translation adjustment	2,497
Loan payable – July 31, 2021	$48,146

NOTE 14 – NON-CONTROLLING INTERESTS

On April 1, 2021, Arras completed an initial private placement (the “Arras Private Placement”) for 5,035,000 common shares at a purchase price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $20,687.

The Arras Private Placement was considered a change in the ownership interest of a subsidiary that the Company controls and accordingly, the Company accounted for this as an equity transaction. The Company has correspondingly recorded a non-controlling interest for the portion of Arras not owned by the Company. As a result of the transaction, the Company maintains a controlling interest of 88% of Arras’ issued and outstanding common shares. Mainly due to this impact, the Company recorded a non-controlling interest for the dilution gain from changes in interest in subsidiary of $1,980,557. There were no changes in the number of Arras common shares held by the Company.

The carrying value of the non-controlling interest at July 31, 2021 was as follows:

Non-controlling interests – October 31, 2020	$—
Changes in interests in subsidiary – April 1, 2021	1,980,557
Loss for the period	(142,945)
Non-controlling interests – July 31, 2021	$1,837,612

The Company’s consolidated cash and cash equivalents balance as of July 31, 2021 is $604,577, of which $428,706 is held in Arras. The remaining balance of $175,871 is held in the Company and its Mexican subsidiaries.

NOTE 15 – COMMON STOCK

Following shareholder approval, the Company amended its articles of incorporation on April 20, 2021 to increase the number of authorized shares of common stock from 37,500,000 to 150,000,000.

On June 28, 2021, the Company completed a private placement (the “2021 Silver Bull Private Placement”) for 500,000 shares of common stock for gross proceeds of $405,351 ($CDN 500,000). The Company incurred other offering costs associated with the 2021 Silver Bull Private Placement of $14,628.

On June 15, 2021, options to acquire 375,000 shares of common stock were exercised on a cashless basis whereby the recipient elected to receive 113,436 shares without payment of the cash exercise price and the remaining options for 261,564 shares were cancelled.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised on a cashless basis whereby the recipients elected to receive 228,986 shares without payment of the cash exercise price and the remaining options for 280,389 shares were cancelled.

On November 9, 2020, the Company completed the second and final tranche of a two-tranche private placement (the “2020 Silver Bull Private Placement”) for 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $149,930. Each Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of common stock at a price of $0.59 until November 9, 2025. The Company incurred other offering costs associated with the second and final tranche of the 2020 Silver Bull Private Placement of $6,780. Subscribers of the second and final tranche of the 2020 Silver Bull Private Placement included management for a total 319,000 Units and gross proceeds of $149,930.

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

On June 15, 2021, options to acquire 375,000 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 1.03 per share. The options had an intrinsic value of $136,815 at the time of exercise.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 0.60 per share. The options had an intrinsic value of $194,630 at the time of exercise.

No options were granted during the nine months ended July 31, 2021.

No options were granted or exercised during the nine months ended July 31, 2020.

The following is a summary of stock option activity for the nine months ended July 31, 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2020	2,043,750	$0.72	1.83	$53,546
Exercised	(342,422)	0.60
Cancelled	(541,953)	0.66
Outstanding at July 31, 2021	1,159,375	$0.87	1.58	$236,870
Exercisable at July 31, 2021	1,159,375	$0.87	1.58	$236,870

The Company recognized stock-based compensation costs for stock options of $nil and $56,175 for the nine months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, there was $nil of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of nil years.

During the nine months ended July 31, 2021, the Company’s subsidiary, Arras, granted options to acquire 4,160,000 common shares with a weighted-average grant-date fair value of $0.22 per share and an exercise price of $CDN 0.50 per share.

Arras recognized stock-based compensation costs for stock options of $430,868 for the period from inception on February 5, 2021 to July 31, 2021.

Arras applies the fair value method using the Black-Scholes option pricing model in accounting for its stock options granted. Accordingly, share-based compensation of $181,558 was recognized as personnel costs for options granted to employees, share-based compensation of $176,371 was recognized as directors’ fees for options granted to directors and share-based compensation of $72,939 was recognized as exploration and property holding costs for options granted to employees and advisors.

Summarized information about stock options outstanding and exercisable at July 31, 2021 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	371,875	0.68	0.80	371,875	0.80
0.83	706,250	2.13	0.83	706,250	0.83
1.38	43,750	1.55	1.38	43,750	1.38
1.64	37,500	0.01	1.64	37,500	1.64
$0.80 – 1.64	1,159,375	1.58	$0.87	1,159,375	$0.87

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

Stock option liability at October 31, 2019:	$4,803
Reclassification to additional paid-in capital	(4,803)
Stock option liability at July 31, 2020	$—

NOTE 17 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2021 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2020	1,811,789	$0.59	4.99	$18,118
Issued in the second and final tranche of the 2020 Silver Bull Private Placement (Note 15)	159,500	$0.59
Outstanding and exercisable at July 31, 2021	1,971,289	$0.59	4.25	$906,793

During the nine months ended July 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the 2021 Silver Bull Private Placement.

No warrants were exercised during the nine months ended July 31, 2021.

No warrants were issued or exercised during the nine months ended July 31, 2020.

Summarized information about warrants outstanding and exercisable at July 31, 2021 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	4.25	$0.59

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

The carrying amounts of cash and cash equivalents, loan receivable, accounts payable and loan payable approximate fair value at July 31, 2021 and October 31, 2020 due to the short maturities of these financial instruments.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2021, and October 31, 2020, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $507,683 and $1,793,270, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2021, and October 31, 2020, the U.S. dollar equivalent balance for these accounts was $16,653 and $8,739, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2021, a 1% decrease in interest rates would have resulted in a reduction of approximately $87 in interest income for the period.

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

Mineros Norteños Case

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

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an "Amparo" lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. The Company believes these judgments are contrary to applicable law. No efforts have been made by the plaintiff to enforce the Appeals Court resolution, and in the event such efforts are undertaken, the Company intends to assert a variety of further defenses. Because the Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, the Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Mexico	(203,000)	$(176,000)	$(306,000)	$(490,000)
Kazakhstan	(190,000)	—	(617,000)	—
Canada	(767,000)	(266,000)	(1,966,000)	(947,000)
Other	—	(44,000)	—	(96,000)
Net Loss	(1,160,000)	$(486,000)	$(2,889,000)	$(1,533,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$588,000	$17,000	$605,000
Value-added tax receivable, net	—	252,000	252,000
Other receivables	17,000	4,000	21,000
Prepaid expenses and deposits	34,000	100,000	134,000
Loan receivable	2,055,000	—	2,055,000
Office and mining equipment, net	114,000	170,000	284,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,808,000	$7,621,000	$10,429,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,853,000	$9,000	$1,862,000
Value-added tax receivable, net	—	220,000	220,000
Other receivables	10,000	4,000	14,000
Prepaid expenses and deposits	130,000	100,000	230,000
Loan receivable	360,000	—	360,000
Office and mining equipment, net	48,000	192,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,401,000	$7,603,000	$10,004,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Exploration and property holding costs for the period
Mexico	$(203,000)	$(157,000)	$(306,000)	$(411,000)
Kazakhstan	(237,000)	—	(618,000)	—
Other	—	(44,000)	—	(96,000)
	$(440,000)	$(201,000)	$(924,000)	$(507,000)

NOTE 21 – SUBSEQUENT EVENTS

During the month of August 2021, Arras loaned an additional $234,000 to Ekidos LLP relating to the exploration activities in Kazakhstan. These loans are interest free and are to be repaid by December 31, 2021.

On August 25, 2021, an exploration license for Nogurbek property in Kazakhstan was granted to Ekidos LLP.

On August 31, 2021, the board of directors approved the distribution of Arras common shares. Approximately 34.3 million common shares of Arras are expected to be distributed on or around September 24, 2021, with one Arras common share to be distributed to the Company's shareholders for each share of common stock held.

On September 9, 2021, option to acquire 1,078,125 shares of common stock were exercised in a cashless basis whereby the recipients elected to receive 220,471 shares without payment of the cash exercise price and the remaining options for 857,654 shares were cancelled.

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
24

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
  The timing, mechanics and other aspects of the proposed distribution of shares of Arras Minerals Corp (“Arras”) to our shareholders by way of a special dividend;
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

On September 1, 2020, we entered into a joint venture agreement (the “Stepnoe and Ekidos JV Agreement”) with Copperbelt Parent in connection with mineral license applications for, and further exploration and evaluation of, certain properties, including the Stepnoe and Ekidos properties located in Kazakhstan. The exploration licenses for the Stepnoe and Ekidos properties were granted on October 22, 2020. Pursuant to the Stepnoe and Ekidos JV Agreement, we are obligated to contribute to the joint venture such funds as may be required to apply for the Stepnoe and Ekidos mineral licenses and to fund such other exploration activities on the properties as we, in our sole discretion, may deem appropriate, and Copperbelt is obligated to contribute to the joint venture the identification of the Stepnoe and Ekidos properties. We and Copperbelt have initial participating interests in the joint venture of 80% and 20%, respectively. Pursuant to the Stepnoe and Ekidos JV Agreement, we are entitled to acquire Copperbelt’s participating interest in either or both of the properties for $1.5 million each in cash.

On May 20, 2021, Ekidos Minerals LLP (“Ekidos LLP”) entered into the Maikain Joint Venture Agreement (the “Maikain JV Agreement”) with Orogen LLP, a company incorporated under the laws of Kazakhstan, in connection with, among other things, mineral license applications for, and further exploration and evaluation of, certain properties in an area of interest, including the Akkuduk and Nogurbek properties located in Kazakhstan. The exploration license for the Akkuduk property was granted on February 2, 2021 and the exploration license for Nogurbek was granted on August 25, 2021.

The Company (through Ekidos LLP) and Orogen LLP have initial participating interests in the Maikain joint venture of 80% and 20%, respectively. Pursuant to Maikain JV Agreement, once the Company spends a minimum of $3.0 million on a property in the area of interest, the Company has the option to acquire Orogen LLP’s participating interest in any such property for $1.5 million in cash.

On February 5, 2021, our subsidiary, Arras was incorporated in British Columbia, Canada., as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, we transferred all our right, title and interest in and to the Beskauga Option Agreement to Arras.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

Distribution of Arras Shares

On August 31, 2021, the board of directors approved the distribution of Arras common shares. Approximately 34.3 million common shares of Arras are expected to be distributed on or around September 24, 2021, with one Arras common share to be distributed to our shareholders for each share of common stock held by such shareholder on the record date of September 10, 2021.

Amendments to Articles of Incorporation

On April 19, 2021, our shareholders approved and adopted amended and restated articles of incorporation to increase the number of authorized shares of our common stock from 37.5 million to 150 million.

2021 Silver Bull Private Placement

In June 2021, we raised gross proceeds of $405,351 ($CDN 500,000) in a private placement (the “2021 Silver Bull Private Placement”). In the 2021 Silver Bull Private Placement, we sold 500,000 shares of common stock. For a full description of the 2021 Silver Bull Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

Arras Private Placement

On April 1, 2021, Arras completed a private placement (the “Arras Private Placement”) for 5,035,000 common shares at a price of Canadian Dollar (“$CDN”) 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $20,687. For a full description of the Arras Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

2020 Silver Bull Private Placement

In November 2020, we raised gross proceeds of $149,930 in the second and final tranche of a two-tranche private placement (the “2020 Silver Bull Private Placement”). In the second tranche of the 2020 Silver Bull Private Placement, we sold of 319,000 units consisting of one share of our common stock and one-half of one transferable common stock purchase warrant. For a full description of the two-tranche 2020 Silver Bull Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and Contratistas supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. As of July 31, 2021, we had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of July 31, 2021, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the nine months ended July 31, 2021, we received a payment of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have temporarily halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of September 13, 2021, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

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

Arras Non-Controlling Interests

The Arras Private Placement was considered a change in the ownership interest of a subsidiary we control and accordingly, we accounted for this as an equity transaction. We have correspondingly recorded a non-controlling interest for the portion of Arras not owned by the us. As a result of the transaction, we maintain a controlling interest of 88% of Arras’ issued and outstanding common shares. Mainly due to this impact, Arras recorded a non-controlling interests for the dilution gain from changes in interests in subsidiary of $1,980,557. There were no changes in the number of Arras common shares held by us.

The Company expects to distribute approximately 34.5 million Arras common shares to our shareholders, which will result in one Arras common share being distributed to our shareholders for each share of Silver Bull held. Upon completion of the distribution, we anticipate retaining approximately 1.5 million Arras common shares as a strategic investment, representing approximately 4% of the outstanding Arras common shares at the time of distribution.

During the period from December 21 to March 19, 2021, we loaned an additional $625,000 to Ekidos LLP. These loans are interest free and are to be repaid by November 30, 2021. Pursuant to an asset purchase agreement with Arras, we transferred to Arras loans made to Ekidos LLP totaling $985,050.

During the period from April 22, 2021 to July 31, 2021, Arras loaned an additional $1,069,500 to Ekidos LLP. These loans are interest free, of which $930,000 is to be repaid by November 30, 2021, and $139,500 is to be repaid by December 31, 2021.

As of July 31, 2021, Arras had incurred approximately $1,355,200 of the Exploration Expenditures required under the Beskauga Option Agreement, via the loans made to Ekidos LLP.

Arras incurred an additional $306,000 of the required Exploration Expenditures in August 2021.

In August 2021, Arras loaned an additional $234,000 to Ekidos LLP relating to the exploration activities in Kazakhstan. This loan is interest free and is to be repaid by December 31, 2021.

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

Drilling

We commenced a 30,000-meter drill program in June 2021 under the Beskauga Option Agreement. We have completed 2,068 meters of drilling as of July 31, 2021.

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

Results of Operations

Three Months Ended July 31, 2021 and July 31, 2020

For the three months ended July 31, 2021, we had a net loss of $1,160,000, or approximately $0.07 per share, compared to a net loss of $486,000, or approximately $0.02 per share, during the comparable period last year. The $674,000 increase in net loss was primarily due to a $239,000 increase in exploration and property costs and a $420,000 increase in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $239,000 to $440,000 for the three months ended July 31, 2021, compared to $201,000 for the comparable period last year. This increase was the result of a $73,000 increase in stock-based compensation expenses, as well as exploration activities in the three months ended July 31, 2021 in connection of the Beskauga Option Agreement.

General and Administrative Expenses

We recorded general and administrative expenses of $711,000 for the three months ended July 31, 2021 as compared to $291,000 for the comparable period last year. The $420,000 increase was mainly the result of a $57,000 increase in personnel costs, a $35,000 increase in office and administrative costs, a $296,000 increase in professional services and a $65,000 increase in directors’ fees, which was partially offset by a $32,000 decrease in the provision for uncollectible VAT as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $125,000 for the three months ended July 31, 2021 from $19,000 for the comparable period last year. This was mainly due to stock options granted to Arras’ employees, directors and advisors in April 2021.

Personnel costs increased $57,000 to $193,000 for the three months ended July 31, 2021 as compared to $136,000 for the comparable period last year. This increase was mainly due to a $40,000 increase in stock-based compensation expenses in the three months ended July 31, 2021 from $11,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2021 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $35,000 to $97,000 for the three months ended July 31, 2021 as compared to $62,000 for the comparable period last year. This increase was mainly due to investor relations activities.

Professional fees increased $296,000 to $321,000 for the three months ended July 31, 2021 compared to $25,000 for the comparable period last year. This increase is mainly due to legal and accounting fees incurred in relation to the incorporation of Arras, the planned distribution of Arras shares to our shareholders, and Arras 20-F registration statement filings.

Directors’ fees increased $65,000 to $101,000 for the three months ended July 31, 2021 as compared to $37,000 for the comparable period last year. This increase was primarily due to an additional $22,000 in directors’ fees for Arras’ directors and an increase in stock-based compensation expense to $49,000 in the three months ended July 31, 2021 from $7,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2021 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $1,200 recovery for uncollectible VAT for the three months ended July 31, 2021 as compared to a $31,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $8,000 for the three months ended July 31, 2021 as compared to other income of $8,000 for the comparable period last year. The significant factor contributing to other expenses was a $8,000 foreign currency transaction loss compared to a $8,000 foreign currency transaction gain for the comparable period last year.

Nine Months Ended July 31, 2021 and July 31, 2020

For the nine months ended July 31, 2021, we had net loss of $2,889,000, or approximately $0.09 per share, compared to a net loss of $1,533,000, or approximately $0.05 per share, during the comparable period last year. The $1,356,000 increase in net loss was primarily due to a $417,000 increase in exploration and property costs and a $974,000 increase in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $417,000 to $924,000 for the nine months ended July 31, 2021, compared to $507,000 for the comparable period last year. This increase was mainly due to finder’s fees due and exploration activities in relation to the Beskauga Option Agreement, which was offset by a decrease at the Sierra Mojada Property due to the blockade discussed in the “Recent Developments – South32 Option Agreement” section above.

General and Administrative Expenses

We recorded general and administrative expenses of $1,977,000 for the nine months ended July 31, 2021 as compared to $1,003,000 for the comparable period last year. The $974,000 increase was mainly the result of a $193,000 increase in personnel costs, a $108,000 increase in office and administrative costs, a $527,000 increase in professional services and a $182,000 increase in directors’ fees, which was partially offset by a $37,000 decrease in the provision for uncollectible VAT as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $431,000 for the nine months ended July 31, 2021 from $56,000 for the comparable period last year. This was mainly due to stock options granted to Arras’ employees, directors and advisors in the nine months ended July 31, 2021.

Personnel costs increased $193,000 to $622,000 for the nine months ended July 31, 2021 as compared to $429,000 for the comparable period last year. This increase was mainly due to a $147,000 increase in stock-based compensation expense as a result of stock options vesting in the nine months ended July 31, 2021 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs increased $108,000 to $327,000 for the nine months ended July 31, 2021 as compared to $219,000 for the comparable period last year. This increase was mainly due to an increase in investor relations activities relating to the special meeting of shareholders in December 2020.

Professional fees increased $527,000 to $724,000 for the nine months ended July 31, 2021 compared to $197,000 for the comparable period last year. This increase is mainly due to an increase in legal and accounting fees incurred in relation to the special meeting of shareholders in December 2020, the incorporation of Arras, the planned distribution of Arras shares to our shareholders, and Arras 20-F registration statement filings.

Directors’ fees increased $182,000 to $294,000 for the nine months ended July 31, 2021 as compared to $112,000 for the comparable period last year. This increase was primarily due to an additional $27,000 in directors’ fees for Arras directors and a $155,000 increase in stock-based compensation expenses as a result of stock options vesting in the nine months ended July 31, 2021 having a higher fair value than stock options vesting in the comparable period last year.

We recorded a $10,000 provision for uncollectible VAT for the nine months ended July 31, 2021 as compared to a $47,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $17,000 for the nine months ended July 31, 2021 as compared to other expenses of $15,000 for the comparable period last year. The significant factors contributing to other income was a $17,000 foreign currency transaction gain compared to a $23,000 foreign currency transaction loss for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

2021 Silver Bull Private Placement

On June 28, 2021, we sold 500,000 shares of common stock for gross proceeds of $405,351 ($CDN 500,000) in the 2021 Silver Bull Private Placement. No placement agent or finder’s fees were paid in connection with the 2021 Silver Bull Private Placement. We incurred other offering costs associated with the 2021 Silver Bull Private Placement of $14,628.

Arras Private Placement

On April 1, 2021, Arras completed the Arras Private Placement for 5,035,000 common shares at a price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. We incurred other offering costs associated with the Arras Private Placement of $20,687.

2020 Silver Bull Private Placement

On October 27, 2020, in the initial tranche of the 2020 Silver Bull Private Placement, we sold 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second and final tranche of the 2020 Silver Bull Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the 2020 Silver Bull Private Placement.

We paid a finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced to us by the agent. We incurred other offering costs associated with the 2020 Silver Bull Private Placement of $105,236.

Cash Flows

During the nine months ended July 31, 2021, we primarily utilized cash and cash equivalents to fund (i) loans to Ekidos LLP made in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, (ii) general and administrative expenses and (iii) exploration activities at the Sierra Mojada Property. During the nine months ended July 31, 2021, we received $83,000 from South32, net proceeds of $143,000 from the second and final tranche of the 2020 Silver Bull Private Placement, net proceeds of $400,000 from the 2021 Silver Bull Private Placement, net proceeds of $2,001,000 from the Arras Private Placement and a Canada Emergency Business Account (“CEBA”) loan for $16,000. As a result of the exploration activities and general and administrative expenses, which were partially offset by net cash proceeds received from the second and final tranche of the 2020 Silver Bull Private Placement, 2021 Silver Bull Private Placement, Arras Private Placement, funding from South32, and the CEBA loan, cash and cash equivalents decreased from $1,862,000 at October 31, 2020 to $605,000 at July 31, 2021.

Cash flows used in operating activities for the nine months ended July 31, 2021 were $2,131,000, as compared to $1,514,000 for the comparable period in 2020. This increase was mainly due to increased exploration and property holding costs as a result of completion of due diligence and exploration activities at the Beskauga Property and increased general and administrative expenses, which was offset by the timing of certain payments.

Cash flows used in investing activities for the nine months ended July 31, 2021 were $1,777,000 for loans made to Ekidos LLP and purchases of equipment. Cash flows used in investing activities for the nine months ended July 31, 2020 was $nil.

Cash flows provided by financing activities for the nine months ended July 31, 2021 were $2,642,000 as compared to $1,125,000 for the comparable period last year. The cash flows provided by financing activities for the nine months ended July 31, 2021 were comprised of net proceeds from the second and final tranche of the 2020 Silver Bull Private Placement, 2021 Silver Bull Private Placement, Arras Private Placement, funding from South32 and the CEBA loan. The cash flows provided by financing activities for the nine months ended July 31, 2020 were comprised of funding from South32 and the CEBA loan.

Capital Resources

As of July 31, 2021, we had cash and cash equivalents of $605,000, as compared to cash and cash equivalents of $1,862,000 as of October 31, 2020. The decrease in our liquidity was primarily the result of loans made to Ekidos LLP in respect of exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, general and administrative expenses, and exploration activities at the Sierra Mojada Property, which were partially offset by the net proceeds of the second tranche of the 2020 Silver Bull Private Placement, 2021 Silver Bull Private Placement, Arras Private Placement, funding from South32 and the CEBA loan.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $134,800,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements includes from our subsidiary and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. As of July 31, 2021, we had cash and cash equivalents of $605,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that we can continue our operations for the next 12 months as a going concern. However, there is no assurance that we will be successful in pursuing these plans.

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

The continued exploration of the Sierra Mojada Property and the Beskauga Property will require significant amounts of additional capital. In April 2021, our board of directors approved a calendar year 2021 exploration budget of $0.2 million for the Sierra Mojada Property, an $8.6 million exploration budget the Beskauga Property, and a $1.4 million budget for general and administrative expenses for calendar year 2021. As of August 31, 2021, we had approximately $0.2 million in cash and cash equivalents and a loan receivable of $2.3 million as described in the “Recent Developments – Beskauga Option Agreement” section above. The continued exploration of the Sierra Mojada Property and Beskauga Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 4 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin and Contratistas, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin and Contratistas and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin and Contratistas will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property and Beskauga Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing shareholders. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted. Our limited ability to issue shares to raise capital without an increase in the number of authorized shares of common stock is discussed further in the “Risk Factors – Risks Related to our Business” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 28, 2021.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2021

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities

On June 25, 2021, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $CDN 0.50 per share for aggregate gross proceeds of $405,351 ($CDN 500,000). No placement agent or finder’s fees were paid in connection with the private placement. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the private placement.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

10.1+	Arras Minerals Corp. Equity Incentive Plan, dated April 15, 2021	8-K	06/3/2021	10.2

10.1.1+	Form of Stock Option Grant Agreement under Arras Minerals Corp. Equity Incentive Plan	8-K	06/3/2021	10.3

10.2+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.1

10.3+‡	Arras Minerals Corp. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.2

10.4+	Arras Minerals Corp. Equity Incentive Plan, dated April 15, 2021, as amended and restated on July 5, 2021	8-K	08/09/2021	10.1

10.5	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	09/03/2021	10.1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101-INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

‡	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2021, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 13, 2021	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2021	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

