Form 10-K
period 2021-10-31
SILVER BULL RESOURCES, INC.
filed 2022-01-14
CIK 1031093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 31, 2021

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

Yes ☐ No ☒

As of January 14, 2022, there were 34,547,838 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $25.5 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2021 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
  Our planned activities at the Sierra Mojada Project in 2022 and beyond;
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

We engage in the business of mineral exploration. We currently own a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico. We conduct our operations in Mexico through our wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and Minas de Coahuila SBR S.A. de C.V (“Minas”). On August 26, 2021, Contratistas merged with and into Minera Metalin.

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, we transferred our right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras. On September 24, 2021, we distributed to our shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, we retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company. We have included the financial results of Arras in our consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the Distribution.

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

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of October 31, 2021, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the year ended October 31, 2021, we received a payment of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin is required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of January 14, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

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

The Sierra Mojada Project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range. In general, the site is approximately 1,500 meters above sea level. The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the south. Esmerelda is served by a rail spur of the Coahuila Durango railroad. There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Peñoles plant, which we can use occasionally. The Sierra Mojada District has high voltage electric power supplied by the national power company, Comisión Federal de Electricidad, C.F.E., and is supplied water by the municipality of Sierra Mojada. Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

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

In the 1990s, Kennecott Copper Corporation (“Kennecott”) had a joint venture agreement with USMX, Inc. (“USMX”) involving its Sierra Mojada concessions. Kennecott terminated the joint venture in approximately 1995. Metalline entered into a Joint Exploration and Development Agreement with USMX in July 1996 involving USMX’s Sierra Mojada concessions. In 1998, Metalline purchased the Sierra Mojada and the USMX concessions, and the joint exploration and development agreement was terminated. Metalline also purchased certain other concessions during this time and conducted exploration for copper and silver mineralization from 1997 through 1999.

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

SEC Industry Guide 7, the existing disclosure standard for the SEC, is in the process of being replaced by new sub-part 1300 of Regulation S-K under the Securities Act, which will be mandatory for most issuers subject to U.S. reporting standards for the first fiscal year beginning on or after January 1, 2021. None of the reserve or resource estimates presented in the exhibits hereto have been prepared in accordance with the new SEC disclosure standards.

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

2021 Exploration Activities

In January 2021, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million and $1.4 million for general and administrative expenses for calendar year 2021. Due to the blockade by Mineros Norteños previously mentioned under the “South32 Option Agreement” section of this Form 10-K, all work at the Sierra Mojada Property remains halted.

2021 Drilling

During the year ended October 31, 2021, we conducted no drilling as we halted the drilling program due to the blockade.

Airborne Geophysics

Between September 2018 and November 2018, we completed a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

2022 Exploration Program

The focus of our 2022 calendar year exploration program on the Sierra Mojada Property will be to resolve the blockade and maintain our property concessions. Upon resolution of the blockade, we will work with South32 to approve and commence an updated exploration program.

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

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2021 to December 31, 2021 the price of silver ranged from a low of $21.52 per troy ounce to a high of $29.58 per troy ounce, and from January 1, 2021 to December 31, 2021 the price of zinc ranged from a low of $2,705 per tonne to a high of $3,399 per tonne. Silver and zinc prices are affected by many factors beyond our control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks we face are discussed further in the “Risk Factors – Risks Related to Our Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2021, the closing price of silver was $24.01 per troy ounce. On October 31, 2021, the closing price of zinc was $3,360 per tonne.

	Silver (per troy ounce)
Year	High	Low
2014	$22.05	$15.28
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00
2021	$29.58	$21.52

	Zinc (per tonne)
Year	High	Low
2014	$2,327	$2,008
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903
2021	$3,399	$2,705

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

During fiscal year 2021, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

We have four employees, all of whom work full time. Minera Metalin, our wholly-owned operating subsidiary in Mexico, currently has one full-time employee.

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

Our risk factors are grouped into the following categories:

  Risks Relating to Our Business;
  Risks Relating to the Mineral Exploration Industry; and
  Risks Relating to Our Common Stock;

RISKS RELATING TO OUR BUSINESS:

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $134,226,000. In addition, we have limited financial resources. As of October 31, 2021, we had cash and cash equivalents of $190,000 and working capital of $890,000. Therefore, our continuation as a going concern is dependent upon a sale of our strategic investment in Arras or our achieving a future financing or a strategic transaction. However, there is no assurance that we will have the ability to sell the shares of Arras or be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

If South32 exercises its option to purchase 70% of the equity of Minera Metalin, we will no longer control the development of the Sierra Mojada Project.

On June 1, 2018, we entered into the South32 Option Agreement with South32, a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain the South32 Option to purchase 70% of the equity of Minera Metalin, and oversee the mineral exploration of the Sierra Mojada Project. If South32 exercises the South32 Option, then we will no longer control the development of the Sierra Mojada Project. South32 would have the ability to control the timing and pace of future development, and its decisions may not be in the best interests of the Company and its stockholders.

If South32 were to exercise its option to purchase 70% of the equity of Minera Metalin, we will be required to contribute 30% of subsequent funding toward development of the Sierra Mojada Project, and we do not currently have sufficient funds to do so.

If South32 exercises its option to purchase 70% of the equity of Minera Metalin, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all.

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure that we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our ongoing exploration efforts at our Sierra Mojada Project. As of October 31, 2021, we had cash and cash equivalents of $190,000. Even with the South32 funds, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If we are unable to fund future operations by way of a sale of the Arras shares or financings, including public or private offerings of equity or debt securities, we will need to reorganize or significantly reduce our operations, which may result in an adverse impact on our business, financial condition and exploration activities. We do not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and we believe that securing credit for these projects may be difficult. Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.

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

No commercially mineable ore body has been delineated on the Sierra Mojada Project, nor have our properties been shown to contain proven or probable mineral reserves. Investors should not assume that the projections contained in the Sierra Mojada Report will ever be realized. We cannot assure you that any mineral deposits we identify on the Sierra Mojada Project will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver, zinc or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

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

Our business plan is focused on exploring the Sierra Mojada concessions to identify reserves and, if appropriate, to ultimately develop each property. Although we have reported mineralized material on our Sierra Mojada Project, we have not established any reserves and remain in the exploration stage. We may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, we will need to overcome various hurdles, including completing favorable feasibility studies, securing necessary permits, and raising significant additional capital to fund activities. There can be no assurance that we will be successful in overcoming these hurdles. Because of our focus on the Sierra Mojada Project and its proximity to Torreon, Mexico, the success of our operations and our profitability may be disproportionately exposed to the impact of adverse conditions unique to the region.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives.

During the fiscal years ended October 31, 2021 and October 31, 2020, we had net losses of $2,447,000 and $2,226,000 respectively. At October 31, 2021, we had stockholders’ equity of $8,083,000 and cash and cash equivalents of $190,000. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. We are not engaged in any revenue producing activities, and we do not expect to be in the near future. Currently, our potential sources of funding consist of the sale of the shares of Arras, the sale of additional equity securities, entering into joint venture agreements or selling a portion of our interests in our assets. There is no assurance that any additional capital that we will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

Our financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and each of the Mexican peso (“$MXN”) and the Canadian dollar (“$CDN”) given our focus on the Sierra Mojada Project in Mexico and our corporate office in Vancouver, Canada.

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

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations and other stakeholders in our operating locations. We believe that our operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development. In addition, we seek to maintain our partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, sponsorships and donations. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us, such as the blockade by Mineros Norteños that caused us to halt all work on the Sierra Mojada Property. Any such occurrences, including the blockade, could materially and adversely affect our financial condition, results of operations and cash flows.

We share certain key officers and directors with Arras, which means that those officers do not devote their full time and attention to our affairs, and the overlap may give rise to conflicts of interest.

Our Chief Executive Officer, Timothy Barry, also serves as Chief Executive Officer of Arras, our President, Darren Klinck, also serves as President of Arras, and our Chief Financial Officer, Christopher Richards, also serves as Chief Financial Officer of Arras. As a result, our executive officers do not devote their full time and attention to the Company’s affairs. There may be circumstances in which our executive officers are compelled to spend a significant portion of their time and attention to Arras’ affairs, which may mean that they are unable to devote sufficient time to the Company’s affairs. Furthermore, our Chairman, Brian Edgar, also serves as Chairman of Arras, and four members of our board of directors (including Timothy Barry and Brian Edgar) are also directors of Arras. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, conflicts may arise if there are issues or disputes under commercial arrangements that may exist between Arras and us, including with respect to allocation of costs for salaries of overlapping officers and common office-related overhead expenditures. Any failure of the directors or officers of the Company to address these conflicts in an appropriate manner or to allocate opportunities that they become aware of to the Company could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

We need and rely upon key personnel.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified employees. In particular, we have only four executive officers: Brian Edgar, Timothy Barry, Darren Klinck and Christopher Richards, and the loss of the services of any of these would adversely affect our business.

We are exposed to information systems and cybersecurity risks.

Our information systems (including those of any of our counterparties) may be vulnerable to the increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deception. Our operations depend, in part, on how well we and our counterparties protect networks, equipment, information technology systems and software against damage from threats. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations. There can be no assurance that we or our counterparties will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

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

We are subject to all of the risks inherent in the minerals exploration industry, including, without limitation, the following:

  we are subject to competition from a large number of companies, most of which are significantly larger than we are, in the acquisition, exploration, and development of mining properties;
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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We annually monitor the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of January 2022, and to the best of our knowledge, there are no such annotations, nor are we aware of any challenges from the government or from third parties, except for the matters described in Part I, Item 3 – Legal Proceedings.

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

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against our subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. We and our Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for us, the defendant, acquitting us of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by us by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. In consultation with our Mexican legal counsel, we believe these judgments are contrary to applicable law. No efforts have been made by the plaintiff to enforce the Appeals Court resolution, and in the event such efforts are undertaken, we intend to assert a variety of further defenses. We believe the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such we have not accrued any amounts in our consolidated financial statements with respect to this claim.

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

Holders

As of January 14, 2022, there were 122 holders of record of our common stock. This does not include persons or entities that hold our common stock in brokerage accounts or otherwise in “street name.”

Dividends

We have not declared or paid any cash dividends on our common stock during the last two fiscal years. We have no plans to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2021, we had one formal equity compensation plan under which equity securities were authorized for issuance to our officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. Under the 2019 Plan, the lesser of (i) 150,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2021, there were 3,454,783 shares reserved for issuance under the 2019 Plan. As of October 31, 2021, options issued under the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”), were outstanding to acquire 43,750 shares of common stock. The term of the 2010 Plan expired on or around December 22, 2019. As of October 31, 2021, no additional shares remain available for issuance under the 2010 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of October 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	43,750(1)	$1.39	3,454,783 (2)

Total	43,750	$1.39	3,454,783

(1)	Includes options to acquire 43,750 shares of common stock under the 2010 Plan.
(2)	Includes 3,454,783 shares of common stock available for issuance under the 2019 Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On June 25, 2021, we completed a private placement (the “2021 Silver Bull Private Placement”) for 500,000 shares of common stock at a purchase price of $CDN 1.00 per share for aggregate gross proceeds of $405,351 ($CDN 500,000). No placement agent or finder’s fees were paid in connection with the 2021 Silver Bull Private Placement.

On November 9, 2020, in the second and final tranche of a private placement (the “2020 Silver Bull Private Placement”), we sold 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $149,930. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock and one common share of Arras as per the terms of the Separation and Distribution Agreement between Silver Bull and Arras completed in conjunction with the Distribution, , at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the 2020 Silver Bull Private Placement.

We relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of each of the 2021 Silver Bull Private Placement and the 2020 Silver Bull Private Placement.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin and Minas. However, as noted above, we have not established any reserves at the Sierra Mojada Property, are in the exploration stage and may never enter the development or production stage.

Our principal office is located at 777 Dunsmuir Street, Suite 1610, Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

Distribution of Arras Common Shares

On August 31, 2021, the board of directors approved the distribution of Arras common shares. On September 24, 2021, we distributed to our shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total. Upon completion of the Distribution, we retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company.

Amendments to Articles of Incorporation

On April 19, 2021, our shareholders approved and adopted amended and restated articles of incorporation to, among other things, increase the number of authorized shares of our common stock from 37.5 million to 150 million.

2021 Silver Bull Private Placement

In June 2021, we sold 500,000 shares of common stock, raising gross proceeds of $405,351 ($CDN 500,000). For a full description of the 2021 Silver Bull Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

2020 Silver Bull Private Placement

In November 2020, in the second and final tranche of the 2020 Silver Bull Private Placement, we sold of 319,000 units consisting of one share of our common stock and one-half of one transferable common stock purchase warrant, raising gross proceeds of $149,930. For a full description of the 2020 Silver Bull Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

Arras Private Placement

On April 1, 2021, while Arras was a subsidiary of the Company, Arras completed a private placement (the “Arras Private Placement”) for 5,035,000 common shares at a price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $20,687. For a full description of the Arras Private Placement, see the “Material Changes in Financial Condition; Liquidity and Capital Resources” section below.

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into the South32 Option Agreement with South32, whereby South32 is able to obtain the South32 Option to purchase 70% of the shares of Minera Metalin and Contratistas. Contratistas has since merged with and into Minera Metalin. Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico, and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4. Funding is made on a quarterly basis based on the following quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin, less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of October 31, 2021, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the year ended October 31, 2021, we received payment of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin is required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

We have determined that Minera Metalin is a variable interest entity and that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. We have also determined that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable.

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by Mineros Norteños, we have halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure.

Sierra Mojada Property

In April 2021, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.2 million and a $1.4 million budget for general and administrative expenses for calendar year 2021. Due to the blockade by Mineros Norteños previously mentioned under the “Recent Developments – South32 Option Agreement” section of this Form 10-K, we have halted all exploration work at the Sierra Mojada Property. Until the blockade situation is resolved, the focus of the exploration budget for the Sierra Mojada Property is maintaining our property concessions.

2021 Drilling

During the year ended October 31, 2021 we conducted no drilling as we halted the drilling program due to the blockade.

2022 Exploration Program

The focus of our 2022 calendar year exploration program on the Sierra Mojada Property will be to resolve the blockade and to maintain our property concessions in Mexico. Upon resolution of the blockade, we will work with South32 to approve an updated exploration program.

Management Changes

On October 1, 2021, Darren Klinck was appointed as President, replacing Timothy Barry in such role on that date. Timothy Barry remains our Chief Executive Officer. Mr. Klinck, most recently served as President (August 2017–April 2021) and Chief Executive Officer (August 2017–January 2020) of Bluestone Resources Inc. From April 2007 to June 2017, he served in numerous roles at OceanaGold Corporation, including Executive Vice President and Head of Corporate Development, Head of Business Development, and Vice President of Corporate and Investor Relations. Mr. Klinck has served as a director of ValOre Metals Corp. since June 1, 2021, as a director of Gold Basin Resources Corp. since September 9, 2021, and as the President and a director of Arras Minerals Corp. since October 1, 2021. In addition, he served as a director of Bluestone Resources Inc. from August 2017 to April 2021. Mr. Klinck has a Bachelor of Commerce degree from the Haskayne School of Business at The University of Calgary.

Results of Operations

Fiscal Year Ended October 31, 2021 Compared to Fiscal Year Ended October 31, 2020

For the fiscal year ended October 31, 2021, we reported a consolidated net loss of $2,448,000 or approximately $0.07 per share, compared to a consolidated net loss of $2,226,000 or approximately $0.08 per share during the fiscal year ended October 31, 2020. The $222,000 increase in the consolidated net loss was primarily due to a $298,000 increase in exploration and property holding costs, a $1,040,000 increase in general and administrative expenses, which was partially offset by a $1,091,000 unrealized gain of Arras shares held by Silver Bull and $6,000 in other income in the 2021 fiscal year compared to $15,000 in other expenses in the 2020 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $298,000 to $978,000 in the 2021 fiscal year from $680,000 in the 2020 fiscal year. This increase was the result of an increase in stock-based compensation expenses, finders’ fees due and exploration activities in connection of the Beskauga Option Agreement, which was offset by a decrease in expenses at the Sierra Mojada Property due to the blockade discussed in the “Recent Developments – South32 Option Agreement” section above.

General and Administrative Costs

General and administrative expenses increased by $1,040,000 to $2,563,000 in the 2021 fiscal year from $1,523,000 in the 2020 fiscal year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $492,000 in the 2021 fiscal year from $62,000 in the 2020 fiscal year. This was mainly due to stock options granted to Arras’ employees, directors and advisors in the 2021 fiscal year, while Arras was a subsidiary of the Company.

Personnel costs increased by $272,000 to $886,000 in the 2021 fiscal year from $614,000 in the 2020 fiscal year. This increase was mainly due to a $246,000 increase in stock-based compensation expense as a result of stock options vesting in the 2021 fiscal year having a higher fair value than stock options vesting in the 2020 fiscal year.

Office and administrative expenses increased by $64,000 to $381,000 in the 2021 fiscal year from $317,000 in the 2020 fiscal year. This increase was mainly due to an increase in investor relations activities relating to costs associated with the special meeting of shareholders in December 2020.

Professional services increased by $470,000 to $868,000 in the 2021 fiscal year from $398,000 in the 2020 fiscal year. This increase was mainly due to a $373,000 increase in legal fees, a $107,000 increase in accounting fees, which includes $85,000 for the special meeting of shareholders in December 2020, and $378,000 for the incorporation and spin-off of Arras and the Distribution of Arras common shares to our shareholders.

Directors’ fees increased by $222,000 to $366,000 in the 2021 fiscal year as compared to $144,000 for the 2020 fiscal year. This increase was primarily due to an additional $36,000 in directors’ fees for Arras directors and a $185,000 increase in stock-based compensation expenses as a result of stock options vesting in the 2021 fiscal year having a lower fair value than stock options vesting in the 2020 fiscal year.

We recorded a $62,000 provision for uncollectible VAT for the 2021 fiscal year as compared to a $50,000 provision for uncollectible VAT in the 2020 fiscal year. The increase was mainly due to a reduction in management’s estimated probability of collecting outstanding VAT in the 2021 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $1,097,000 in the 2021 fiscal year as compared to other expenses of $15,000 in the 2020 fiscal year. The significant factor contributing to other income in the 2021 fiscal year was a $1,091,000 unrealized gain of Arras shares held by Silver Bull and $6,000 in foreign currency transaction income. The significant factor contributing to other expenses in the 2020 fiscal year was a $22,000 foreign currency transaction loss.

Material Changes in Financial Condition; Liquidity and Capital Resources

2021 Silver Bull Private Placement

On June 25, 2021, we sold 500,000 shares of common stock for gross proceeds of $405,351 ($CDN 500,000) in the 2021 Silver Bull Private Placement. No placement agent or finder’s fees were paid in connection with the 2021 Silver Bull Private Placement. We incurred other offering costs associated with the 2021 Silver Bull Private Placement of $14,628.

Arras Private Placement

On April 1, 2021, Arras completed the Arras Private Placement for 5,035,000 common shares at a price of $CDN 0.50 per share for gross proceeds of $CDN 2,517,500. No placement agent or finder’s fees were paid in connection with the Arras Private Placement. We incurred other offering costs associated with the Arras Private Placement of $20,687.

2020 Silver Bull Private Placement

On October 27, 2020, in the initial tranche of the 2020 Silver Bull Private Placement, we sold 3,623,580 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $1,703,000. On November 9, 2020, in the second and final tranche of the 2020 Silver Bull Private Placement, we sold 319,000 Units at a purchase price of $0.47 per Unit for gross proceeds of $150,000. Each Unit consists of one share of our common stock and one-half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of our common stock and one common share of Arras as per the terms of the Separation and Distribution agreement between Silver Bull and Arras completed in conjunction with the Distribution, at a price of $0.59 until the fifth annual anniversary of the closing of the respective tranche of the 2020 Silver Bull Private Placement.

We paid a finder’s fee totaling $26,000 to an agent with respect to certain purchasers who were introduced to us by the agent. We incurred other offering costs associated with the 2020 Silver Bull Private Placement of $105,236.

Cash Flows

During the 2021 fiscal year, we primarily utilized cash and cash equivalents to fund (i) exploration activities at the Beskauga Property and the acquisition of mineral concessions located in Kazakhstan, while Arras was a subsidiary of the Company (ii) general and administrative expenses and (iii) exploration activities at the Sierra Mojada Property. In addition, we received $83,000 from South32, net proceeds of $133,000 from the second and final tranche of the 2020 Silver Bull Private Placement, which was partially offset by an $81,000 payment for share issuance costs due to the timing of the payment, net proceeds of $400,000 from the 2021 Silver Bull Private Placement and a Canada Emergency Business Account (“CEBA”) loan for $16,000. As a result of the exploration activities and general and administrative expenses, which were partially offset by net cash proceeds received from the second and final tranche of the 2020 Silver Bull Private Placement, 2021 Silver Bull Private Placement, funding from South32, and the CEBA loan, cash and cash equivalents decreased from $1,862,000 at October 31, 2020 to $190,000 at October 31, 2021.

Cash flows used in operations for the 2021 fiscal year was $1,685,000 as compared to $1,958,000 in the 2020 fiscal year. This decrease was mainly due to increased unpaid accounts payable and accrued liabilities and expenses, which was offset by increased exploration activities in relation to the Beskauga Option Agreement for the period from February 5, 2021 to September 24, 2021 and increased general and administrative expenses and timing of certain payments.

Cash flows used in investing activities for the 2021 fiscal year was $2,516,000, which included $1,928,000 for loans made to Ekidos Minerals LLP and $505,000 cash and cash equivalents that were for the deconsolidation of Arras, which was partially offset by $82,000 for the purchase of equipment. Cash flows used in investing activities in the 2020 fiscal year was $408,000 for loans made to Ekidos Minerals LLP and purchases of equipment.

Cash flows provided by financing activities for the 2021 fiscal year was $2,531,000 as compared to $2,799,000 in the 2020 fiscal year. The cash flows provided by financing activities in the 2021 fiscal year was due to the 2021 Silver Bull Private Placement, the Arras Private Placement, the second tranche of 2020 Silver Bull Private Placement, funding from South32 and the CEBA loan. The cash flows provided by financing activities in the 2020 fiscal year was due to the initial tranche of the 2020 Silver Bull Private Placement, funding from South32 and the CEBA loan.

Capital Resources

As of October 31, 2021, we had cash and cash equivalents of $190,000 as compared to cash and cash equivalents of $1,862,000 as of October 31, 2020. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and Beskauga Property and general and administrative expenses, which was partially offset by the 2021 Silver Bull Private Placement, the Arras Private Placement, the second tranche of 2020 Silver Bull Private Placement, funding from South32 and the CEBA loan.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulated deficit of $134,226,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises and funding from South32 as the primary sources of financing to fund our operations. We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. The issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able to arrange for other financing to fund our planned business activities.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In December 2021, our board of directors approved an exploration budget for the Sierra Mojada Property of $0.3 million and $0.8 million for general and administrative expenses for calendar year 2022. As of December 31, 2021, we had approximately $0.3 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner. For information about our current strategic partnership with South32, see Note 3 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin, and be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property. We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including the sale of Arras shares held by the Company or through public or private offerings of equity, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If we are unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2021

On November 1, 2020, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Principles of Consolidation – South32 Option Agreement

We consolidate entities in which we have a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, we manage the mineral exploration program in the property concessions in Mexico through our wholly-owned subsidiary corporations Minera Metalin.

We have determined that Minera Metalin is a variable interest entity and we are the primary beneficiary.

We have applied judgment in reaching our conclusion with respect to accounting for the South32 Option Agreement with South32, described in Note 3 to the consolidated financial statements. Under the South32 Option Agreement, South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin (the “South32 Option”). We have determined that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32 and that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of consideration received, as it is more reliably measurable than the fair value of the equity interest. In the event the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which are not currently probable. No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, valuation of investments, establishing a valuation allowance on future use of deferred tax assets, calculating a valuation for stock option liability and calculating stock-based compensation.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2021 and October 31, 2020 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2021 and October 31, 2020, the functional currency of Silver Bull Resources, Inc. and our subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2021 and October 31, 2020, our Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. Our Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of our Mexican operations are included in the consolidated statements of operations.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2021, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of October 31, 2021, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of October 31, 2021 was effective.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 annual meeting of shareholders and is incorporated by reference in this report.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Exhibit	Filed / Furnished Herewith
3.1	Amended and Restated Articles of Incorporation of Silver Bull Resources, Inc.	8-K	4/21/2021	3.1
3.2	Bylaws	10-K	1/14/2011	3.1.2
4.1	Description of Capital Stock				X
4.2	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	11/2/2020	10.2
10.1	Option Agreement, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V., and South32 International Investment Holdings Pty Ltd, dated as of June 1, 2018	8-K	6/7/2018	10.1
10.1.1	Amending Agreement No. 1, dated as of April 4, 2019 and effective as March 20, 2019, to the South32 Option Agreement, dated as of June 1, 2018, by and among the Company, Minera Metalin S.A. de C.V., Contratistas de Sierra Mojada S.A. de C.V. and South32 International Investment Holding Pty Ltd	8-K	4/5/2019	10.1
10.2	Option Agreement, dated as of August 12, 2020, by and among the Company, Copperbelt AG, and Dostyk LLP	8-K/A	11/5/2020	10.1
10.3	Form of Silver Bull Resources, Inc. Subscription Agreement	8-K	11/2/2020	10.1
10.4	Form of Arras Minerals Corp. Subscription Agreement	8-K	4/1/2021	10.1
10.5	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	9/3/2021	10.1
10.6+	Silver Bull Resources, Inc. 2010 Stock Option and Stock Bonus Plan, as amended	10-Q	6/14/2016	10.3
10.7+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	6/14/2019	10.2
10.8+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	6/11/2021	10.1
10.9+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the Company and Timothy Barry	8-K	3/1/2013	10.1
10.9.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Timothy Barry	8-K	2/26/2016	10.1
10.9.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Timothy Barry	8-K	6/28/2016	10.2
10.9.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Timothy Barry	8-K	8/29/2018	10.2
10.10+	Amended and Restated Employment Agreement, dated as of February 26, 2013, by and between the Company and Brian Edgar	8-K	3/1/2013	10.3
10.10.1+	Amendment to Amended and Restated Employment Agreement, dated as of February 23, 2016, by and between the Company and Brian Edgar	8-K	2/26/2016	10.3

10.10.2+	Amendment to Amended and Restated Employment Agreement, dated as of June 24, 2016, by and between the Company and Brian Edgar	8-K	6/28/2016	10.1
10.10.3+	Amendment to Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between the Company and Brian Edgar	8-K	8/29/2018	10.1
10.11+	Form of Amendment to Amended and Restated Employment Agreement, dated as of June 4, 2015, by and between the Company and each of Timothy Barry and Brian Edgar	8-K	6/8/2015	10.1
10.12+	Employment Agreement, dated as of September 23, 2020, by and between the Company and Christopher Richards	8-K	9/25/2020	10.1
10.13	Consulting Agreement, dated as of October 1, 2021, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	10/5/2021	10.1
10.14+	Form of Indemnification Agreement (Directors and Officers)	10-K	1/13/2020	10.10
14.1	Code of Ethics	8-K	11/7/2019	14.1
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Smythe LLP				X
23.2	Consent of Archer, Cathro & Associates (1981) Limited				X
31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X
101.LAB*	XBRL Labels Linkbase Document				X
101.PRE*	XBRL Presentation Linkbase Document				X
99.1†	Sierra Mojada location map				X

X Filed herewith

XX Furnished herewith

+ Indicates a management contract or compensatory plan, contract or arrangement.

† Filed herewith under Items 1 and 2 – Business and Properties.

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 14, 2022	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2022	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2022	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer and Director

Date: January 14, 2022	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 14, 2022	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 14, 2022	By:	/s/ John McClintock
John McClintock,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Consolidated Statement of Changes in Stockholders’ Equity	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-26

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2021, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Distribution of Arras Minerals Corp.

As discussed in Notes 1 and 5 to the consolidated financial statements, during the year ended October 31, 2021 the Company incorporated Arras Minerals Corp. (“Arras”) and pursuant to an asset purchase agreement with Arras, transferred its right, title and interest in and to the Beskauga Option Agreement, amongst other things, in exchange for 36,000,000 common shares of Arras. Subsequent to the asset purchase agreement, the Company distributed to its shareholders one Arras common share for each of the Company’s common shares held by such shareholders. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares which is held as a strategic investment.

We identified the assessment of the valuation of assets transferred under the asset purchase agreement and the distribution of Arras common shares to the Company’s shareholders as a critical audit matter. A high degree of auditor judgement was required to evaluate management’s significant assumptions including the valuation of the Beskauga property on the date of transfer and the accounting treatment of the deconsolidation of Arras.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the Beskauga option agreement and asset purchase agreement to obtain an understanding of the terms and conditions of these transactions. We obtained an understanding and reviewed the appropriateness over management’s treatment of the deconsolidation of Arras. We performed substantive procedures over the value of the net assets held by Arras at the time of the distribution by agreeing inputs to third party source documentation. We performed substantive procedures over the fair value of the investment in Arras following the distribution by agreeing inputs to share issuance documentation.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2016.

Vancouver, Canada

January 14, 2022

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	October 31, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$189,607	$1,861,518
Value-added tax receivable, net of allowance for uncollectible taxes of $420,982 and $345,059, respectively (Note 4)	120,810	219,804
Income tax receivables	—	580
Other receivables	7,307	14,387
Prepaid expenses and deposits	196,178	229,647
Investments (Note 5)	1,166,770	—
Loan receivable (Note 5)	—	360,050
Total Current Assets	1,680,672	2,685,986

Office and mining equipment, net (Note 6)	164,140	239,769
Property concessions (Note 7)	5,019,927	5,019,927
Goodwill (Note 8)	2,058,031	2,058,031
TOTAL ASSETS	$8,922,770	$10,003,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$465,865	$499,057
Accrued liabilities and expenses	324,454	383,718
Income tax payable	1,000	5,000
Total Current Liabilities	791,319	887,775

Loan payable (Note 9)	48,450	30,034
TOTAL LIABILITIES	839,769	917,809

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 3, 10, 11 and 12)
Common stock, $0.01 par value; 150,000,000 and 37,500,000 shares authorized, 34,547,838 and 33,165,945 shares issued and outstanding, respectively	2,413,337	2,399,518
Additional paid-in capital	139,803,515	138,613,286
Accumulated deficit	(134,226,099)	(132,019,148)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	8,083,001	9,085,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,922,770	$10,003,713

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2021	2020
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs (Note 11)	928,832	645,701
Depreciation (Note 6)	49,192	34,694
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	978,024	680,395

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel (Note 11)	886,204	613,517
Office and administrative	380,661	316,930
Professional services	868,007	398,154
Directors’ fees (Note 11)	365,611	144,310
Provision for uncollectible value-added taxes (Note 4)	62,024	49,619
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,562,507	1,522,530

LOSS FROM OPERATIONS	(3,540,531)	(2,202,925)

OTHER INCOME (EXPENSES)
Interest income	92	7,689
Foreign currency transaction gain (loss)	6,384	(22,371)
Gain on investment (Note 5)	1,090,953	—
TOTAL OTHER INCOME (EXPENSES)	1,097,429	(14,682)

LOSS BEFORE INCOME TAXES	(2,443,102)	(2,217,607)

INCOME TAX EXPENSE (Note 13)	4,550	7,942

NET AND COMPREHENSIVE LOSS	(2,447,652)	(2,225,549)

NET AND COMPRENHSIVE LOSS ATTRBUTABLE TO

Common shareholders	(2,249,514)	(2,225,549)
Non-controlling interests (Note 5)	(198,138)	—

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,893,867	29,580,786

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,447,652)	$(2,225,549)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	49,192	34,694
Provision for uncollectible value-added taxes	62,024	49,619
Foreign currency transaction loss	3,804	15,191
Stock options issued for compensation (Note 11)	587,505	62,417
Unrealized share of net gain of subsidiary (Note 5)	(1,090,953)	—
Changes in operating assets and liabilities:
Value-added tax receivable	45,919	(39,820)
Income tax receivables	611	123
Other receivables	(6,077)	(6,338)
Prepaid expenses and deposits	33,469	(25,419)
Accounts payable	595,986	120,273
Accrued liabilities and expenses	485,125	53,511
Income tax payable	(4,000)	3,175
Net cash used in operating activities	(1,685,047)	(1,958,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(82,033)	(48,050)
Loan receivable	(1,928,450)	(360,050)
Deconsolidation of subsidiary (Note 5)	(505,228)	—
Net cash used in investing activities	(2,515,711)	(408,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 3)	82,670	1,100,731
Proceeds from loan financing (Note 9)	15,615	29,531
Proceeds from issuance of common stock, net of offering costs (Note 10)	452,828	1,668,669
Proceeds from issuance of common shares of subsidiary, net of offering costs (Note 5)	1,979,632	—
Net cash provided by financing activities	2,530,745	2,798,931

Effect of exchange rates on cash and cash equivalents	(1,898)	(2,824)

Net (decrease) increase in cash and cash equivalents	(1,671,911)	429,884
Cash and cash equivalents beginning of year	1,861,518	1,431,634

Cash and cash equivalents end of year	$189,607	$1,861,518

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2021	2020

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$4,825	$4,825
Interest paid	—	—

NON-CASH INVESTING AND FINANCIING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$8,997	$90,042

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Other	Non-
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity

Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 3)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 10)	319,000	3,190	139,960	—	—	—	143,150
- for cash at a price of Canadian Dollar (“$CDN”) 1.00 per share, less offering costs of $14,628 (Note 10)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Note 11)	562,893	5,629	(5,629)	—	—	—	—
Changes in interest in subsidiary (Note 5)	—	—	—	—	—	1,979,633	1,979,633
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 11)	—	—	587,505	—	—	—	587,505
Deconsolidation of subsidiary (Note 5)	—	—	—	42,563	—	(1,781,495)	(1,738,932)
Net loss for the year ended October 31, 2021	—	—	—	(2,249,514)	—	(198,138)	(2,447,652)
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$—	$8,083,001

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares*	Amount	Capital	Deficit	Income	Equity

Balance, October 31, 2019	29,541,027	$2,363,282	$135,902,944	$(129,793,599)	$92,248	$8,564,875
Issuance of common stock as follows:
- Fractional share adjustment (Note 1)	1,338	—	—	—	—	—
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $124,456 (Note 10)	3,623,580	36,236	1,542,391	—	—	1,578,627
South32 option agreement (Note 3)	—	—	1,100,731	—	—	1,100,731
Reclassification to additional paid-in capital of stock option liability (Notes 3 and 11)	—	—	4,803	—	—	4,803
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and consultants (Note 11)	—	—	62,417	—	—	62,417
Net loss for the year ended October 31, 2020	—	—	—	(2,225,549)	—	(2,225,549)
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$9,085,904

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

The Company engages in the business of mineral exploration. The Company currently owns a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”). On August 26, 2021, Contratistas merged with and into Minera Metalin.

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras shares in total. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment (Note 5), and Arras became a stand-alone company. The Company has included the financial results of Arras in its consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the distribution.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $134,226,099. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2021, the Company had cash and cash equivalents of $189,607. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

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

Under the VIE model, a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporations Minera Metalin and Contratistas, which merged with and into Minera Metalin on August 26, 2021.

The Company has determined that Minera Metalin is a variable interest entity and the Company is the primary beneficiary.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating impairment of goodwill, valuation of investments, establishing a valuation allowance on future use of deferred tax assets, calculating a valuation for stock option liability and calculating stock-based compensation.

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performs its annual goodwill impairment tests on April 30th of each fiscal year. During the year ended October 31, 2021, the Company determined that no impairment was required.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2021 and 2020 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 2,015,039 shares and 3,855,539 shares outstanding at October 31, 2021 and 2020, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2021 and 2020, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2021 and 2020, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Investments

Investments comprise an approximately 3% interest in Arras. The Company’s investments are measured at fair value through profit or loss, with gains or losses from changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements Adopted in the Year

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

NOTE 3 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company had received funding of $1,502,831, which included payments of $319,430 and $1,100,731 received during the years ended October 31, 2019 and 2020, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of October 31, 2021, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the year ended October 31, 2021, the Company received payments of $82,670 for the extended Year 2 time period. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin is required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

The Company has determined that Minera Metalin is a variable interest entity and that the South32 Option Agreement has not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company has also determined that the South32 Option Agreement represents non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option is exercised and shares are issued prior to a decision to develop a mine, such shares would be classified as temporary equity as they would be contingently redeemable in exchange for a net smelter royalty under circumstances that are not wholly in control of the Company or South32 and are not currently probable.

No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of January 14, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined carrying amount of the assets and liabilities of Minera Metalin (consolidated with its wholly-owned subsidiary) are as follows at October 31, 2021:

Assets:	Mexico
Cash and cash equivalents	$10,000
Value-added tax receivable, net	121,000
Other receivables	4,000
Prepaid expenses and deposits	100,000
Office and mining equipment, net	164,000
Property concessions	5,020,000
Total assets	$5,419,000

Liabilities:
Accounts payable	68,000
Accrued liabilities and expenses	83,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,659,000
Total liabilities	$3,810,000

Net advances and investment in the Company’s Mexican subsidiaries	$1,609,000

In addition, at October 31, 2021, Silver Bull Resources, Inc. held $nil of cash received from South32, which is to be contributed to the capital of the Mexican subsidiaries as required for exploration. Cash received from South32 is required to be used to further exploration at the Sierra Mojada Property.

The Company’s maximum exposure to loss at October 31, 2021 is $5,268,000, which includes the carrying value of the VIE’s net assets, excluding the payable to Silver Bull Resources, Inc.

NOTE 4 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $120,810 (2020 - $219,804) will be received within 12 months of the balance sheet date. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2021 and 2010 is as follows:

Allowance for uncollectible VAT – October 31, 2019	$327,624
Provision for uncollectible VAT	49,619
Foreign currency translation adjustment	(32,184)
Allowance for uncollectible VAT – October 31, 2020	345,059
Provision for uncollectible VAT	62,024
Foreign currency translation adjustment	13,899
Allowance for uncollectible VAT – October 31, 2021	$420,982

NOTE 5 – INVESTMENTS AND NON-CONTROLLING INTEREST

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it had the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan. On March 19, 2021, the Company transferred its interest in the Beskauga Option Agreement to its subsidiary, Arras.

On September 24, 2021, pursuant to a Separation and Distribution Agreement, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, the Company retained 1,452,162 Arras shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment.

On August 24, 2020, the Company loaned $360,000 to Ekidos Minerals LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan. The loan is interest free and is to be repaid on January 31, 2021.During the period from November 1, 2020 to September 24, 2021, Arras loaned an additional $1,928,450 to Ekidos Minerals LLP, an unrelated third-party Kazakh entity, relating to the acquisition of mineral property concessions in Kazakhstan and exploration expenditures incurred.

At the time of the Distribution, the Company determined that Arras was no longer a controlled subsidiary due to the dilution of its interest in Arras and the fact that Arras became a stand-alone company at the time of the Distribution. On the date control was lost, the Company recorded its interest retained in Arras at carrying value without gain or loss.

The net assets of Arras as at September 24, 2021, the date of disposition, was as follows:

Cash and cash equivalents	$505,228
Other receivables	13,319
Loan receivable	2,288,500
Property concessions	327,690
Office and mining equipment, net	108,534
Accounts payable	(547,405)
Accrued liabilities and expenses	(553,428)
Net assets – September 24, 2021	$2,142,438

The Company determined that the Company’s retained interest in Arras is accounted for using the fair value method for the period from September 24, 2021, onwards, and its investments in Arras is presented as an investment.

Equity Security – October 31, 2020	$—
Carrying value of investment on deconsolidation	75,817
Gain on investment	1,090,953
Equity Security – October 31, 2021	$1,166,770

On October 21, 2021, Arras completed a private placement. The Company did not participate in this private placement. As a result of the Arras common share issuance, the Company’s interest in Arras decreased to approximately 3%.

Non-Controlling Interest

On April 1, 2021, Arras completed an initial private placement (the “Arras Private Placement”) for 5,035,000 common shares at a purchase price of $CDN 0.50 per share for gross proceeds of $2,000,319 ($CDN 2,517,500). No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $20,687.

The Arras Private Placement was considered a change in the ownership interest of a subsidiary that the Company controls and accordingly, the Company accounted for this as an equity transaction. The Company has correspondingly recorded a non-controlling interest for the portion of Arras not owned by the Company. As a result of the transaction, the Company maintains a controlling interest of 88% of Arras issued and outstanding common shares. Mainly due to this impact, the Company recorded a non-controlling interest for the dilution gain from changes in interest in subsidiary of $1,979,633. There were no changes in the number of Arras common shares held by the Company.

On September 24, 2021, upon completion of the Distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company. The Company ceased consolidating the consolidated financial statements of Arras effective September 24, 2021, as the Company determined that it no longer exercised control over Arras. Accordingly, the Company’s retained interest in Arras is accounted for using the fair value method. On September 24, 2021, the Company derecognized the net assets of Arras, and the non-controlling interest related to Arras.

As of October 31, 2021, the Company held approximately 3% of the outstanding Arras shares, reduced from the distribution date due to Arras completing an equity financing.

The carrying value of the non-controlling interest at October 31, 2021 was as follows:

Non-controlling interests – October 31, 2020	$—
Changes in interests in subsidiary – April 1, 2021	1,979,633
Loss for the period	(198,138)
Distribution of interest in Arras	(1,781,495)
Non-controlling interests – October 31, 2021	$—

NOTE 6 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2021 and October 31, 2020:

	October 31,	October 31,
	2021	2020

Mining equipment	$396,153	$444,202
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	884,269
Less: Accumulated depreciation	(672,080)	(644,500)
Office and mining equipment, net	$164,140	$239,769

NOTE 7 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2021 and 2020:

Property Concessions – October 31, 2021 and 2020	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at October 31, 2021 and 2020:

Goodwill – October 31, 2021 and 2020	$2,058,031

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

The balance of the CEBA loan is fully repayable on or before the end of the Extended Term, if not repaid on or before the end of the Initial Term. The Company anticipates repaying the CEBA loan upon or before the completion of the Initial Term. An income will be recognized in the period when the CEBA loan is forgiven.

Loan payable – October 31, 2020	$30,034
Loan payable received – January 2021	15,615
Foreign currency translation adjustment	2,801
Loan payable – October 31, 2021	$48,450

NOTE 10 – COMMON STOCK

Following shareholder approval, the Company amended its articles of incorporation on April 20, 2021 to, among other things, increase the number of authorized shares of common stock from 37,500,000 to 150,000,000.

On September 9, 2021, options to acquire 1,078,125 shares of common stock were exercised on a cashless basis, whereby the recipient elected to receive 220,471 shares without payment of the cash exercise price, and the remaining options for 857,654 shares were cancelled.

On June 25, 2021, the Company completed a private placement (the “2021 Silver Bull Private Placement”) for 500,000 shares of common stock for gross proceeds of $405,351 ($CDN 500,000). No placement agent or finder’s fees were paid in connection with the 2021 Silver Bull Private Placement. The Company incurred other offering costs associated with the 2021 Silver Bull Private Placement of $14,628.

On June 15, 2021, options to acquire 375,000 shares of common stock were exercised on a cashless basis, whereby the recipient elected to receive 113,436 shares without payment of the cash exercise price, and the remaining options for 261,564 shares were cancelled.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised on a cashless basis, whereby the recipients elected to receive 228,986 shares without payment of the cash exercise price, and the remaining options for 280,389 shares were cancelled.

On November 9, 2020, the Company completed the second and final tranche of a private placement (the “2020 Silver Bull Private Placement”) for 319,000 units (each, a “Unit”) at a purchase price of $0.47 per Unit for gross proceeds of $149,930. Each Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one share of common stock and one common share of Arras as per the terms of the Separation and Distribution agreement between Silver Bull and Arras completed in conjunction with the Distribution, at a price of $0.59 until November 9, 2025. The Company incurred other offering costs associated with the second and final tranche of the 2020 Silver Bull Private Placement of $6,780. Subscribers of the second and final tranche of the 2020 Silver Bull Private Placement included management for a total 319,000 Units and gross proceeds of $149,930.

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

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over two or three years and have a contractual term of five years.

On September 9, 2021, options to acquire 1,078,125 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 1.03 per share. The options had an intrinsic value of $224,756 at the time of exercise.

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

No options were granted or exercised during the year ended October 31, 2020.

The following is a summary of stock option activity for the fiscal years ended October 31, 2021 and 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	2,043,750	$0.72	2.83	$46,448
Outstanding at October 31, 2020	2,043,750	0.72	1.83	53,546
Exercised	(562,893)	0.69
Cancelled	(1,399,607)	0.79
Expired	(37,500)	1.65
Outstanding at October 31, 2021	43,750	1.39	1.30	—
Exercisable at October 31, 2021	43,750	$1.39	1.30	$—

The Company recognized stock-based compensation costs for stock options of $nil and $62,417 for the fiscal years ended October 31, 2021 and 2020, respectively. As of October 31, 2021, there remains $nil of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of nil years.

During the year ended October 31, 2021, while a subsidiary of the Company, Arras granted options to acquire 5,060,000 common shares with a weighted-average grant-date fair value of $0.22 per share and an exercise price of $CDN 0.50 per share.

The Company recognized stock-based compensation costs for the Arras stock options of $587,505 for the period from inception on February 5, 2021 to September 24, 2021.

The Company and Arras applied the fair value method using the Black-Scholes option pricing model in accounting for their stock options granted. Accordingly, share-based compensation of $283,173 was recognized as personnel costs for options granted to employees, share-based compensation of $209,241 was recognized as directors’ fees for options granted to directors and share-based compensation of $95,091 was recognized as exploration and property holding costs for options granted to employees and advisors.

Summarized information about stock options outstanding and exercisable at October 31, 2021 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.39	43,750	1.30	$1.39	43,750	$1.39

Prior to the adoption of ASU 2018-07 on November 1, 2019, stock options granted to consultants with a $CDN exercise price were classified as a stock option liability on the Company’s consolidated balance sheets upon vesting. Upon adoption of ASU 2018-07, the classification of stock options granted to consultants with a $CDN exercise price is only reassessed if the award is modified after it vests and the consultant is no longer providing services, rather than once performance is complete and the award vests. ASU 2018-07 requires liability-classified awards that have not been settled as of the adoption date to be remeasured based on their adoption-date fair value. As a result, the Company reclassified $4,803 from stock option liability to additional paid-in capital upon adoption of ASU 2018-07. The following is a summary of the Company’s stock option liability at October 31, 2020 and October 31, 2019:

Stock option liability at October 31, 2019	$4,803
Reclassification from additional paid-in capital	(4,803)
Stock option liability at October 31, 2020	$—

NOTE 12 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2021 and 2020 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	1,975,289	$1.28	0.75	$—
Issued in the initial tranche of the 2020 Silver Bull Private Placement (Note 10)	1,811,789	0.59
Expired	(1,975,289)	1.28
Outstanding and exercisable at October 31, 2020	1,811,789	$0.59	4.99	$—
Issued in the second and final tranche of the 2020 Silver Bull Private Placement (Note 10)	159,500	0.59
Outstanding and exercisable at October 31, 2021*	1,971,289	$0.59	3.99	$—

* Pursuant to the Distribution (Note 5), 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

During the year ended October 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the 2020 Silver Bull Private Placement.

During the year ended October 31, 2020, the Company issued 1,811,789 warrants with an exercise price of $0.59 in connection with the 2020 Silver Bull Private Placement.

No warrants were exercised during the year ended October 31, 2021 and 2020.

Summarized information about warrants outstanding and exercisable at October 31, 2021 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	3.99	$0.59

NOTE 13 – TAX REFORM AND INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017 and the Tax Act required the Company to use a statutory tax rate of 21% for the year ended October 31, 2021 and 2020.

The Company files a United States federal income tax return and a Canadian branch return on a fiscal year-end basis and files Mexican income tax returns for its three Mexican subsidiaries on a calendar year-end basis. The Company and two of its wholly-owned subsidiaries, Minera Metalin and Minas, have not generated taxable income since inception. Contratistas, another wholly-owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera Metalin on the services it provides. On August 26, 2021, Contratistas merged with and into Minera Metalin.

On April 16, 2010, a wholly-owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly-owned subsidiary of the Company. Dome, a Delaware corporation, files a tax return in the United States as part of the Company’s consolidated tax return.

The components of loss before income taxes were as follows:

	For the year ended October 31,
	2021	2020
United States	$13,000	$(1,695,000)
Foreign	(2,456,000)	(523,000)
Loss before income taxes	$(2,443,000)	$(2,218,000)

The components of the provision for income taxes are as follows:

	For the year ended October 31,
	2021	2020
Current tax expense	$4,550	$7,942
Deferred tax expense	—	—
	$4,550	$7,942

The Company’s provision for income taxes for the fiscal year ended October 31, 2021 consisted of a tax expense of $4,550 related to a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2021.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended October 31,
	2021	2020

Income tax benefit calculated at U.S. federal income tax rate	$(514,000)	$(466,000)

Differences arising from:
Other permanent differences	2,766,000	116,000
Differences due to foreign income tax rates	(129,000)	(47,000)
Adjustment to prior year taxes	56,000	(22,000)
Inflation adjustment foreign net operating loss	(323,000)	(174,000)
Foreign currency fluctuations	(227,000)	638,000
Decrease in valuation allowance	(2,551,000)	(565,000)
Net operating loss carry forwards deconsolidation - Canada	93,000	—
Net operating loss carry forwards expiration - Mexico	834,000	307,000
Net capital loss carry forwards expiration - United States	—	62,000
Net operating loss carry forwards expiration - United States	—	159,000
Net income tax provision	$5,000	$8,000

The components of the deferred tax assets at October 31, 2021 and 2020 were as follows:

	October 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards – U.S.	$5,035,000	$7,502,000
Net capital loss carry forwards – U.S.	—	—
Net operating loss carry forwards – Mexico	5,922,000	6,080,000
Stock-based compensation – U.S.	—	8,000
Exploration costs	814,000	777,000
Other – United States	46,000	19,000
Other – Mexico	42,000	23,000
Total net deferred tax assets	11,859,000	14,409,000
Less: valuation allowance	(11,859,000)	(14,409,000)
Net deferred tax asset	$—	$—

At October 31, 2021, the Company has U.S. net operating loss carry-forwards of approximately $19 million that expire in the years 2029 through 2037 and $4 million which will be carried forward indefinitely. The Company has approximately $20 million of net operating loss carry-forwards in Mexico that expire in the years 2022 through 2031.

The valuation allowance for deferred tax assets of $11.9 and $14.4 million at October 31, 2021 and 2020, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

Net Operating Loss Carry Forward Limitation

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 has occurred as a result of the Dome merger in April 2010. When an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation, which would be equal to the value of the acquired company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2021 and 2020, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2021, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2017 and all following years
Mexico:	2016 and all following years
Canada:	2017 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, investments, loan receivable, accounts payable and loan payable.

Cash and cash equivalents, loan receivable and accounts payable are classified as level 1 in the fair value hierarchy. Their carry amounts approximate fair value at October 31, 2021 and 2020 due to the short maturities of these financial instruments. Investments and loan payable are classified as level 2 in the fair value hierarchy.

Derivative liability

The Company classified warrants with a $CDN exercise price as a derivative liability, which was fair valued at each reporting period subsequent to the initial issuance as the functional currency of Silver Bull is the U.S. dollar. The Company used the Black-Scholes pricing model to determine the fair value of these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, was based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate was based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend yield was expected to be none as the Company has not paid dividends nor does the Company anticipate paying a dividend in the foreseeable future. All changes in fair value were recorded in the Consolidated Statements of Operations and Comprehensive Loss each reporting period. As of October 31, 2021, the warrants with a $CDN exercise price had been exercised or had expired.

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

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2021 and 2020, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $98,617 and $1,793,270, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2021 and 2020, the U.S. dollar equivalent balance for these accounts was $10,239 and $8,739, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2021, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $92.

Foreign Currency Exchange Risk

The Company is not subject to any material market risk related to foreign currency exchange rate fluctuations.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At October 31, 2021, the Company has $189,607 (2020 - $1,861,518) of cash and cash equivalents to settle current liabilities of $791,319 (2020 - $887,775). All payables classified as current liabilities are due within one year.

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

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. The Company believes these judgments are contrary to applicable law. No efforts have been made by the plaintiff to enforce the Appeals Court resolution, and in the event such efforts are undertaken, the Company intends to assert a variety of further defenses. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2021	2020
Net loss
Mexico	$(400,000)	$(552,000)
Kazakhstan	(642,000)	—
Canada	(1,406,000)	(1,465,000)
Other	—	(209,000)
Net Loss	$(2,448,000)	$(2,226,000)

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$180,000	$10,000	$190,000
Value-added tax receivable, net	—	121,000	121,000
Other receivables	3,000	4,000	7,000
Prepaid expenses and deposits	96,000	100,000	196,000
Investments	1,167,000	—	1,167,000
Office and mining equipment, net	—	164,000	164,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,370,000	$7,477,000	$8,923,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2020:

	Canada	Mexico	Total
Cash and cash equivalents	$1,853,000	$9,000	$1,862,000
Value-added tax receivable, net	—	220,000	220,000
Other receivables	10,000	4,000	14,000
Prepaid expenses and deposits	130,000	100,000	230,000
Loan receivable	360,000	—	360,000
Office and mining equipment, net	48,000	192,000	240,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$2,401,000	$7,603,000	$10,004,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2021	2020
Exploration and property holding costs for the year
Mexico	$(338,000)	$(477,000)
Kazakhstan	(640,000)	—
Other	—	(203,000)
	$(978,000)	$(680,000)

NOTE 17 – SUBSEQUENT EVENTS

On December 6, 2021, the Company sold 600,000 common shares of Arras for proceeds of $CDN 600,000.