Form 10-Q
period 2022-01-31
SILVER BULL RESOURCES, INC.
filed 2022-03-16
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2022.
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
Vancouver, B.C., Canada V7Y 1K4
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

Yes ☐  No ☒

As of March 16, 2022, there were 35,055,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$216,436	$189,607
Value-added tax receivable, net of allowance for uncollectible taxes of $420,982 (Note 7)	—	120,810
Other receivables	16,914	7,307
Prepaid expenses and deposits	78,298	196,178
Investments (Note 5)	669,687	1,166,770
Total Current Assets	981,335	1,680,672

Value-added tax receivable, net of allowance for uncollectible taxes of $422,516 (Note 7)	119,581	—
Office and mining equipment, net (Note 8)	158,897	164,140
Property concessions (Note 9)	5,019,927	5,019,927
Goodwill (Note 10)	2,058,031	2,058,031
TOTAL ASSETS	$8,337,771	$8,922,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$179,484	$465,865
Accrued liabilities and expenses	356,111	324,454
Income tax payable	2,000	1,000
Total Current Liabilities	537,595	791,319

Loan payable (Note 11)	47,174	48,450
TOTAL LIABILITIES	584,769	839,769

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 6, 12, 13 and 14)
Common stock, $0.01 par value; 150,000,000 shares authorized, 34,547,838 and 34,547,838 shares issued and outstanding, respectively	2,413,337	2,413,337
Additional paid-in capital	139,803,515	139,803,515
Accumulated deficit	(134,556,098)	(134,226,099)
Other comprehensive income	92,248	92,248

Total Stockholders’ Equity	7,753,002	8,083,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,337,771	$8,922,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,
	2022	2021

REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	108,288	334,047
Depreciation (Note 8)	5,243	10,427
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	113,531	344,474

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	92,135	141,032
Office and administrative	34,848	128,961
Professional services	58,747	200,864
Directors’ fees	18,916	30,489
Provision for uncollectible value-added taxes (Note 7)	6,435	8,572
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	211,081	509,918

LOSS FROM OPERATIONS	(324,612)	(854,392)

OTHER EXPENSES
Interest income	6	54
Foreign currency transaction loss	(4,393)	(2,019)
TOTAL OTHER EXPENSES	(4,387)	(1,965)

LOSS BEFORE INCOME TAXES	(328,999)	(856,357)

INCOME TAX EXPENSE	1,000	2,037

NET AND COMPREHENSIVE LOSS	$(329,999)	$(858,394)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,547,838	33,453,738

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended January 31, 2022
Balance, October 31, 2021	33,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Net loss for the three-month period ended January 31, 2022	—	—	—	(329,999)	—	(329,999)
Balance, January 31, 2022	33,547,838	$2,413,337	$139,803,515	$(134,556,098)	$92,248	$7,753,002

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended January 31, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$9,085,904
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 12)	319,000	3,190	139,960	—	—	143,150
Earn-in option agreement (Note 4)	—	—	72,286	—	—	72,286
Net loss for the three-month period ended January 31, 2021	—	—	—	(858,394)	—	(858,394)
Balance, January 31, 2021	33,484,945	$2,402,708	$138,825,532	$(132,877,542)	$92,248	$8,442,946

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329,999)	$(858,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,243	10,427
Provision for uncollectible value-added taxes	6,435	8,572
Foreign currency transaction loss (gain)	37,606	(2,525)
Changes in operating assets and liabilities:
Value-added tax receivable	(6,289)	(14,529)
Income tax receivables	—	(133)
Other receivables	(9,665)	4,918
Prepaid expenses and deposits	110,143	36,904
Accounts payable	(285,534)	(201,580)
Accrued liabilities and expenses	35,423	197,260
Income tax payable	1,000	(3,500)
Net cash used in operating activities	(435,637)	(822,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments (Note 5)	469,484	—
Purchase of equipment	—	(10,180)
Loan receivable	—	(400,000)
Net cash provided by (used in) investing activities	469,484	(410,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	—	72,286
Proceeds from loan financing (Note 11)	—	15,615
Proceeds from issuance of common stock, net of offering costs (Note 12)	—	143,091
Net cash provided by financing activities	—	230,992

Effect of exchange rates on cash and cash equivalents	(7,018)	2,825

Net increase (decrease) in cash and cash equivalents	26,829	(998,943)

Cash and cash equivalents beginning of period	189,607	1,861,518

Cash and cash equivalents end of period	$216,436	$862,575

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Three Months Ended January 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$5,732
Interest paid	—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Offering costs included in accounts payable and accrued liabilities	$—	$60,102

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

The Company engages in the business of mineral exploration. The Company currently owns a number of property concessions in Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”). On August 26, 2021, the Company’s wholly-owned Mexican subsidiary, Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) merged with and into Minera Metalin.

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc., which is incorporated in the British Virgin Islands.

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which the Company has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). The transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras shares in total. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment (Note 5), and Arras became a stand-alone company. The Company included the financial results of Arras in its consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the distribution.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $134,556,098. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2022, the Company had cash and cash equivalents of approximately $216,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing and selling its investments in Arras. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2021 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except for the recent accounting pronouncements adopted as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022 or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 14, 2022, except as follows.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2022

On November 1, 2021, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of January 31, 2022, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the three months ended January 31, 2022, the Company received $nil payments for the extended Year 2 time period due to an event of force majeure. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of March 16, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Minera Metalin (consolidated with its wholly-owned subsidiary) are as follows at January 31, 2022:

Assets:	Mexico
Cash and cash equivalents	$33,000
Value-added tax receivable, net	120,000
Prepaid expenses and deposits	4,000
Office and mining equipment, net	159,000
Property concessions	5,020,000
Total assets	$5,336,000

Liabilities:
Accounts payable	$23,000
Accrued liabilities and expenses	63,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,727,000
Total liabilities	$3,813,000

Net advances and investment in the Company’s Mexican subsidiary	$1,523,000

The Company’s maximum exposure to loss at January 31, 2022 is $5,250,000, which includes the carrying value of the variable interest entity’s net asset, excluding the payable to Silver Bull Resources, Inc.

NOTE 5 – INVESTMENTS

On August 12, 2020, the Company entered into the Beskauga Option Agreement with Copperbelt pursuant to which it had the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan. On March 19, 2021, the Company transferred its interest in the Beskauga Option Agreement, among other things, to its subsidiary, Arras, in exchange for 36,000,000 common shares of Arras.

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

On December 6, 2021, the Company sold 600,000 common shares of Arras at a price of $CDN 1.00 per share for proceeds of $469,484 ($CDN 600,000). As of January 31, 2022, the Company retained 852,162 Arras shares, or approximately 1.7% (October 31, 2021: 3.0%) of the outstanding Arras common shares.

A summary of the changes in investments for the year ended October 31, 2021 and the three months ended January 31, 2022 is as follows:

Equity security – October 31, 2020	$—
Carrying value of investment on deconsolidation	75,817
Gain on investment	1,090,953
Equity security – October 31, 2021	$1,166,770
Sale of investment	(469,484)
Foreign currency translation adjustment	(27,599)
Equity security – January 31, 2022	$669,687

Changes in the fair value of the Company’s investments in equity securities are recognized each period in the interim condensed consolidated financial statement primarily using fair value method if the observable quoted market prices are not available.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2022 and 2021 that upon exercise were issuable into 2,015,039 and 4,015,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $119,581 will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the Company reclassified the carrying value of the receivable to non-current assets as of January 31, 2022 based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2022 is as follows:

Allowance for uncollectible VAT – October 31, 2021	$420,982
Provision for VAT receivable allowance	6,435
Foreign currency translation adjustment	(4,901)
Allowance for uncollectible VAT – January 31, 2022	$422,516

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2022 and October 31, 2021, respectively:

	January 31,	October 31,
	2022	2021

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(677,323)	(672,080)
Office and mining equipment, net	$158,897	$164,140

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2022 and October 31, 2021:

Property concessions – January 31, 2022 and October 31, 2021	$5,019,927

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

The following is a summary of the Company’s goodwill balance as at January 31, 2022 and October 31, 2021:

Goodwill – January 31, 2022 and October 31, 2021	$2,058,031

NOTE 11 – LOAN PAYABLE

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

In January 2021, the Company received an additional $15,615 ($CDN 20,000) CEBA loan. Fifty percent (50%) of the additional loan is forgivable if repaid by December 31, 2022. The loan accrues no interest before the end of the Initial Term, and thereafter converts to a three-year term loan with a 5% annual interest rate. Any portion of the loan is repayable without penalty at any time prior to December 31, 2025. The total CEBA loan amount stands at $CDN 60,000 with $CDN 20,000 forgivable if repaid by December 31, 2022. In January 2022, the repayment deadline for CEBA loan to qualify for loan forgiveness had been extended to December 31, 2023.

The balance of the CEBA loan is fully repayable on or before the end of the Extended Term, if not repaid on or before the end of the Initial Term. The Company anticipates repaying the CEBA loan prior to the Initial Term date. An income will be recognized in the period when the CEBA loan is forgiven.

Loan payable – October 31, 2021	$48,450
Foreign currency translation adjustment	(1,276)
Loan payable – January 31, 2022	$47,174

NOTE 12 – COMMON STOCK

No shares of common stock were issued during the three months ended January 31, 2022.

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

NOTE 13 – STOCK OPTIONS

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

No options were granted or exercised during the three months ended January 31, 2022 and 2021.

The following is a summary of stock option activity for the three months ended January 31, 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2021	43,750	$1.35	1.30	$—
Outstanding at January 31, 2022	43,750	1.35	1.05	$—
Exercisable at January 31, 2022	43,750	$1.35	1.05	$—

Summarized information about stock options outstanding and exercisable at January 31, 2022 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35	43,750	1.05	$1.35	43,750	$1.35

NOTE 14 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2022 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2021	1,971,289	$0.59	3.99	$—
Outstanding and exercisable at January 31, 2022*	1,971,289	$0.59	3.74	$—

* Pursuant to the terms of the Separation and Distribution Agreement, dated as of August 31, 2021, between Silver Bull and Arras entered into in connection with the Distribution (Note 5), 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were issued or exercised during the three months ended January 31, 2022.

No warrants were exercised during the three months ended January 31, 2021.

During the three months ended January 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the Private Placement.

Summarized information about warrants outstanding and exercisable at January 31, 2022 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	3.74	$0.59

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable and loan payable.

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value at January 31, 2022 and October 31, 2021 due to the short maturities of these financial instruments. Investments and loan payable are classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2022, and October 31, 2021, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $104,707 and $98,671, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2022, and October 31, 2021, the U.S. dollar equivalent balance for these accounts was $33,107 and $10,239, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2022, a 1% decrease in interest rates would have resulted in a reduction of approximately $6 in interest income for the period.

Foreign Currency Exchange Risk

The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.

Market Risk

Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices such as investments in Arras common shares. The Company does not hold or issue derivatives for trading or speculative purposes.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. The Company believes these judgments are contrary to applicable law. No efforts have been made by the plaintiff to enforce the Appeals Court resolution, and in the event such efforts are undertaken, the Company intends to assert a variety of further defenses. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2022	2021

Net loss
Canada	$(213,000)	$(514,000)
Mexico	(117,000)	(58,000)
Kazakhstan	—	(286,000)
Net Loss	$(330,000)	$(858,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$184,000	$32,000	$216,000
Other receivables	17,000	—	17,000
Prepaid expenses and deposits	74,000	4,000	78,000
Investments	670,000	—	670,000
Value-added tax receivable, net	—	120,000	120,000
Office and mining equipment, net	—	159,000	159,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$945,000	$7,393,000	$8,338,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$180,000	$10,000	$190,000
Value-added tax receivable, net	—	121,000	121,000
Other receivables	3,000	4,000	7,000
Prepaid expenses and deposits	96,000	100,000	196,000
Investments	1,167,000	—	1,167,000
Office and mining equipment, net	—	164,000	164,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,370,000	$7,477,000	$8,923,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended
	January 31,
	2022	2021
Exploration and property holding costs for the year
Mexico	$(114,000)	$(58,000)
Kazakhstan	—	(286,000)
	$(114,000)	$(344,000)

NOTE 18 – SUBSEQUENT EVENTS

On February 17, 2022, the Company granted options to acquire 3,150,000 shares of common stock with an exercise price of $CDN 0.32 per share of common stock.

On February 17, 2022, the Company issued 507,814 shares of common stock at an average of $0.25 per share of common stock as payment of accrued management bonuses.

On March 3, 2022, the Company granted options to acquire 150,000 shares of common stock with an exercise price of $CDN 0.32 per share of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we use the terms “Silver Bull,” “we,” “us,” or “our,” we are referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  We have included technical terms important to an understanding of our business under “Glossary of Common Terms” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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
  Whether any part of the Sierra Mojada Project will ever be confirmed or converted into “proven or probable mineral reserves” as defined under Item 1300 of Regulation S-K;
  The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
  Our ability to obtain and hold additional concessions in the Sierra Mojada Project areas;
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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and our actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, including without limitation, risks associated with the following:

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

Cautionary Note Regarding Exploration Stage Companies

We are an exploration stage company and do not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that our concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. Our primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. We conduct our operations in Mexico through our wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. On August 26, 2021, our wholly-owned Mexican subsidiary, Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) merged with and into Minera Metalin. However, as noted above, we have not established any reserves at the Sierra Mojada Property, we are in the exploration stage, and we may never enter the development or production stage.

On August 12, 2020, we entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt Parent (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which we have the exclusive right and option (the “Beskauga Option”) to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). The transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

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

Our principal office is located at 777 Dunsmuir Street, Suite 1610 Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of January 31, 2022, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the three months ended January 31, 2022, we received $nil payment for the extended Year 2 time period due an event of force majeure. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of March 16, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of our 2022 calendar year at the Sierra Mojada Property will be to resolve the blockade and to maintain our property concessions in Mexico. Upon resolution of the blockade, we will work with South32 to approve an updated exploration program.

Results of Operations

Three Months Ended January 31, 2022 and January 31, 2021

For the three months ended January 31, 2022, we experienced a net loss of $330,000, or approximately $0.01 per share, compared to a net loss of $858,000, or approximately $0.03 per share, during the comparable period last year. The $528,000 decrease in net loss was primarily due to a $230,000 decrease in exploration and property holding costs, a $299,000 decrease in general and administrative expenses and a $2,000 increase in other expenses compared to the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $230,000 to $114,000 for the three months ended January 31, 2022, compared to $344,000 for the comparable period last year. This decrease was mainly due to finder’s fees due and exploration activities in relation to the Beskauga Option Agreement recorded, offset by a reversal of a $56,000 supplier provision that was no longer necessary, in the three months ended January 31, 2021. There were no comparable expenses in the current three-month period.

General and Administrative Expenses

We recorded general and administrative expenses of $211,000 for the three months ended January 31, 2022 as compared to $510,000 for the comparable period last year. The $299,000 decrease was mainly the result of a $49,000 decrease in personnel costs, a $94,000 decrease in office and administrative costs, a $142,000 decrease in professional services, an $11,000 decrease in directors’ fees and a $2,000 decrease in the provision for uncollectible VAT as described below.

Personnel costs decreased $49,000 to $92,000 for the three months ended January 31, 2022 as compared to $141,000 for the comparable period last year. This decrease was mainly due to a $41,000 decrease in salaries due to revised agreements with the Company’s management, which reduced compensation compared to the same period last year.

Office and administrative costs decreased $94,000 to $35,000 for the three months ended January 31, 2022 as compared to $129,000 for the comparable period last year. This decrease was mainly due to investor relations activities relating to the special meeting of shareholders in December 2020.

Professional fees decreased $142,000 to $59,000 for the three months ended January 31, 2022 compared to $201,000 for the comparable period last year. This decrease is mainly due to legal fees incurred in relation to the special meeting of shareholders in December 2020 and the incorporation of Arras in early 2021.

Directors’ fees decreased $11,000 to $19,000 for the three months ended January 31, 2022 as compared to $31,000 for the comparable period last year. This decrease was primarily due to an $11,000 decrease in directors fee compensation as a result of revised chairman fees compared to the same period last year.

We recorded a $6,000 provision for uncollectible VAT for the three months ended January 31, 2022 as compared to a $9,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Expenses

We recorded other expenses of $4,000 for the three months ended January 31, 2022 as compared to other expenses of $2,000 for the comparable period last year. The significant factors contributing to other expenses were a $4,000 foreign currency transaction loss compared to a $2,000 foreign currency transaction loss for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2022, we primarily utilized cash and cash equivalents to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. During the three months ended January 31, 2022, we received proceeds of $470,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share. As a result of the cash proceeds received from the sale of Arras common shares, which were partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $190,000 at October 31, 2021 to $216 ,000 at January 31, 2022.

Cash flows used in operating activities for the three months ended January 31, 2022 were $436,000, as compared to $823,000 for the comparable period in 2021. This decrease was mainly due to due diligence and exploration activities at the Beskauga Property in the comparable period last year and decreased general and administrative expenses, which was offset by the timing of certain payments.

Cash flows provided by investing activities for the three months ended January 31, 2022 were proceeds of $470,000 from sale of 600,000 Arras common shares at a price of $CDN 1.00 per share. Cash flows used in investing activities for the three months ended January 31, 2021 were $410,000 for loans made to Ekidos Minerals LLP (made while the Beskauga Project was being consolidated by the Company) and purchases of equipment.

Cash flows provided by financing activities for the three months ended January 31, 2022 were $nil, as compared to $231,000 for the same period last year. The cash flows provided by financing activities for the three months ended January 31, 2021 were comprised of the net proceeds from the second tranche of the Private Placement, funding from South32 and the CEBA loan.

Capital Resources

As of January 31, 2022, we had cash and cash equivalents of $216,000 , as compared to cash and cash equivalents of $190,000 as of October 31, 2021. The increase in our liquidity was primarily the result of proceeds from sale of investments, which were partially offset by general and administrative expenses and exploration activities at the Sierra Mojada Property.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $134,500,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. As of January 31, 2022, we had cash and cash equivalents of $216,000 . Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing and selling its investments in Arras. However, there is no assurance that we will be successful in pursuing these plans.

Any future additional financing in the near term will likely be in the form of payments from proceeds from an issuance of equity securities, which will result in dilution to our existing shareholders. Moreover, we may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which our cash and cash equivalents are depleted.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In December 2021, our board of directors approved a calendar year 2022 exploration budget of $0.3 million for the Sierra Mojada Property and $0.8 million for general and administrative expenses for calendar year 2021. As of February 28, 2022, we had approximately $0.1 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner.

For information about our current strategic partnership with South32, see Note 4 – South32 Option Agreement in our financial statements. If South32 exercises its option to purchase 70% of the equity of Minera Metalin, under the terms of the South32 Option Agreement, we will retain a 30% ownership in Minera Metalin be obligated to contribute 30% of subsequent funding toward the development of the Sierra Mojada Project. If we fail to satisfy our funding commitment, our interest in Minera Metalin will be diluted. We do not currently have sufficient funds with which to satisfy this future funding commitment, and there is no certainty that we will be able to obtain sufficient future funds on acceptable terms or at all. If South32 terminates the South32 Option Agreement, our funding obligations for the Sierra Mojada Property would increase, likely resulting in a reduction in exploration work on the Sierra Mojada Property.

We will continue to evaluate our ability to obtain additional financial resources, and we will attempt to reduce or limit expenditures on the Sierra Mojada Property as well as general and administrative costs if we determine that additional financial resources are unavailable or available on terms that we determine are unacceptable. However, it may not be possible to reduce costs, and even if we are successful in reducing costs, we still may not be able to continue operations for the next 12 months as a going concern. If we are unable to fund future operations by obtaining additional financial resources, including an equity offering or other strategic transaction, we do not expect to have sufficient available cash and cash equivalents to continue our operations for the next 12 months as a going concern. Equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing shareholders. If we are unable to fund operations by obtaining additional financial resources, there is substantial doubt as to whether we can continue our operations through the end of the current fiscal year as a going concern.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 14, 2022.

Recent Accounting Pronouncements Adopted in the Three-Month Period Ended January 31, 2022

On November 1, 2020, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Updated (“ASU”) 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for interim and annual periods beginning after December 15, 2020. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2022.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 16 – Commitments and Contingencies to our financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

4.1	Description of Capital Stock				X

10.1+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/17/2022	10.1

10.2+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/17/2022	10.2

10.3+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/17/2022	10.3

10.4+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/17/2022	10.4

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	Inline XBRL Instance Document				X

101.SCH*	Inline XBRL Schema Document				X
101.CAL*	Inline XBRL Calculation Linkbase Document				X
101.DEF*	Inline XBRL Definition Linkbase Document				X

101.LAB*	Inline XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2022, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 16, 2022	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2022	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

