Form 10-Q
period 2022-04-30
SILVER BULL RESOURCES, INC.
filed 2022-06-09
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

As of June 9, 2022, there were 35,055,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,303	$189,607
Value-added tax receivable, net of allowance for uncollectible taxes of $420,982 (Note 7)	—	120,810
Other receivables	6,528	7,307
Prepaid expenses and deposits	41,272	196,178
Investments (Note 5)	666,167	1,166,770
Total Current Assets	801,270	1,680,672

Value-added tax receivable, net of allowance for uncollectible taxes of $431,477 (Note 7)	122,769	—
Office and mining equipment, net (Note 8)	153,414	164,140
Property concessions (Note 9)	5,019,927	5,019,927
Goodwill (Note 10)	—	2,058,031
TOTAL ASSETS	$6,097,380	$8,922,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$306,324	$465,865
Accrued liabilities and expenses	203,909	324,454
Due to related party	7,547	—
Income tax payable	2,500	1,000
Total Current Liabilities	520,280	791,319

Loan payable (Note 11)	46,904	48,450
TOTAL LIABILITIES	567,184	839,769

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 6, 12, 13 and 14)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,055,652 and 34,547,838 shares issued and outstanding, respectively	2,418,415	2,413,337
Additional paid-in capital	140,123,611	139,803,515
Accumulated deficit	(137,104,078)	(134,226,099)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,530,196	8,083,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,097,380	$8,922,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	53,493	126,927	161,781	460,974
Depreciation (Note 8)	5,483	12,057	10,726	22,484
Goodwill impairment (Note 10)	2,058,031	—	2,058,031	—
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	2,117,007	138,984	2,230,538	483,458

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	187,516	288,930	279,651	429,962
Office and administrative	96,374	101,250	131,222	230,211
Professional services	59,805	201,717	118,552	402,581
Directors’ fees	69,954	162,196	88,870	192,685
Provision for uncollectible value-added taxes (Note 7)	2,867	2,702	9,302	11,274
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	416,516	756,795	627,597	1,266,713

LOSS FROM OPERATIONS	(2,533,523)	(895,779)	(2,858,135)	(1,750,171)

OTHER (EXPENSES) INCOME
Interest income	5	26	11	80
Foreign currency transaction (loss) gain	(13,962)	27,073	(18,355)	25,054
TOTAL OTHER (EXPENSES) INCOME	(13,957)	27,099	(18,344)	25,134

LOSS BEFORE INCOME TAXES	(2,547,480)	(868,680)	(2,876,479)	(1,725,037)

INCOME TAX EXPENSE	500	1,500	1,500	3,537

NET LOSS	(2,547,980)	(870,180)	(2,877,979)	(1,728,574)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	(47,276)	—	(47,276)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(2,547,980)	(822,904)	(2,877,979)	(1,681,298)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.02)	$(0.08)	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	34,958,654	33,708,785	34,749,841	33,579,148

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Six months ended April 30, 2022
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Issuance of common stock as follows: -for compensation at $0.25 per share (Note 12)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	197,080	—	—	197,080
Net loss for the six-month period ended April 30, 2022	—	—	—	(2,877,979)	—	(2,877,979)
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	$(137,104,078)	$92,248	$5,530,196

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended April 30, 2022
Balance, January 31, 2022	34,547,838	$2,413,337	$139,803,515	(134,556,098)	$92,248	$7,753,002
Issuance of common stock as follows: -for compensation at $0.25 per share (Note 12)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	197,080	—	—	197,080
Net loss for the three-month period ended April 30, 2022	—	—	—	(2,547,980)	—	(2,547,980)
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	(137,104,078)	$92,248	$5,530,196

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Six months ended April 30, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 4)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 12)	319,000	3,190	139,960	—	—	—	143,150
- for cashless exercise of options (Notes 12 and 13)	228,986	2,290	(2,290)	—	—	—	—
Changes in interests in subsidiary	—	—	—	—	—	1,982,706	1,982,706
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors	—	—	305,877	—	—	—	305,877
Net loss for the six-month period ended April 30, 2020	—	—	—	(1,681,298)	—	(47,276)	(1,728,574)
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733

	Common Stock
	Number of Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Three months ended April 30, 2021
Balance, January 31, 2021	33,484,945	$2,402,708	$138,825,532	$(132,877,542)	$92,248	$—	$8,442,946
Earn-in option agreement (Note 4)	—	—	10,384	—	—	—	10,384
Issuance of common stock as follows:
- for cashless exercise of options (Notes 12 and 13)	228,986	2,290	(2,290)	—	—	—	—
Changes in interests in subsidiary	—	—	—	—	—	1,982,706	1,982,706
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors	—	—	305,877	—	—	—	305,877
Net loss for the three-month period ended April 30, 2020	—	—	—	(822,904)	—	(47,276)	(870,180)
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733

*Shares outstanding for prior periods have been restated for the one-for-eight reverse stock split.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,877,979)	$(1,728,574)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,726	22,484
Goodwill impairment (Note 10)	2,058,031	—
Provision for uncollectible value-added taxes	9,302	11,274
Foreign currency transaction loss (income)	36,363	(34,441)
Stock options issued for compensation (Note 12)	197,080	305,877
Shares of common stock issued for services (Note 13)	128,094	—
Changes in operating assets and liabilities:
Value-added tax receivable	(10,572)	(20,173)
Other receivables	(272)	(1,101)
Prepaid expenses and deposits	148,087	66,085
Accounts payable	(159,201)	19,378
Accrued liabilities and expenses	(117,920)	65,103
Due to related party	7,547	—
Income tax payable	1,500	(2,000)
Net cash used in operating activities	(569,214)	(1,296,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments (Note 5)	469,484	—
Purchase of equipment	—	(10,179)
Loan receivable	—	(1,075,000)
Net cash provided by (used in) investing activities	469,484	(1,085,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	—	82,670
Proceeds from loan financing (Note 11)	—	15,615
Proceeds from issuance of common stock, net of offering costs (Note 12)	—	143,150
Proceeds from issuance of common stock of subsidiary, net of offering costs	—	2,001,244
Net cash provided by financing activities	—	2,242,679

Effect of exchange rates on cash and cash equivalents	(2,574)	36,448

Net decrease in cash and cash equivalents	(102,304)	(102,140)

Cash and cash equivalents beginning of period	189,607	1,861,518

Cash and cash equivalents end of period	$87,303	$1,759,378

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Six Months Ended April 30,
	2022	2021

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$1,803	$5,732
Interest paid	—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Arras Private Placement costs included in accounts payable and accrued liabilities	$—	$18,538

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $137,104,078. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2022, the Company had cash and cash equivalents of approximately $87,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing, exercising warrants and selling its investments in Arras. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except for the recent accounting pronouncements adopted as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022 or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 14, 2022, except as follows.

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2022

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard will be effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The adoption of this update is not expected to have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, the Company and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by the Company. The exploration program will be initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of April 30, 2022, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the six months ended April 30, 2022, the Company received $nil payments for the extended Year 2 time period due to an event of force majeure. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, the Company is under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 9, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

The combined approximate carrying amount of the assets and liabilities of Minera Metalin (consolidated with its wholly-owned subsidiary) are as follows at April 30, 2022:

Assets:	Mexico
Cash and cash equivalents	$5,000
Value-added tax receivable, net	123,000
Prepaid expenses and deposits	4,000
Office and mining equipment, net	153,000
Property concessions	5,020,000
Total assets	$5,305,000

Liabilities:
Accounts payable	$39,000
Accrued liabilities and expenses	69,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,727,000
Total liabilities	$3,835,000

Net advances and investment in the Company’s Mexican subsidiary	$1,470,000

The Company’s maximum exposure to loss at April 30, 2022 is $5,197,000, which includes the carrying value of the variable interest entity’s net asset, excluding the payable to Silver Bull Resources, Inc.

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

On December 6, 2021, the Company sold 600,000 common shares of Arras at a price of $CDN 1.00 per share for proceeds of $469,484 ($CDN 600,000). As of April 30, 2022, the Company retained 852,162 Arras shares, or approximately 1.7% (October 31, 2021: 3.0%) of the outstanding Arras common shares.

A summary of the changes in investments for the year ended October 31, 2021 and the six months ended April 30, 2022 is as follows:

Equity security – October 31, 2020	$—
Carrying value of investment on deconsolidation	75,817
Gain on investment	1,090,953
Equity security – October 31, 2021	$1,166,770
Sale of investment	(469,484)
Foreign currency translation adjustment	(31,119)
Equity security – April 30, 2022	$666,167

Changes in the fair value of the Company’s investments in equity securities are recognized each period in the interim condensed consolidated financial statement primarily using fair value method if the observable quoted market prices are not available.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2022 and 2021 that upon exercise were issuable into 5,215,039 and 4,015,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $122,769 (October 31, 2021 - $120,810) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the Company reclassified the carrying value of the receivable to non-current assets as of April 30, 2022 based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2022 is as follows:

Allowance for uncollectible VAT – October 31, 2021	$420,982
Provision for VAT receivable allowance	9,302
Foreign currency translation adjustment	1,193
Allowance for uncollectible VAT – April 30, 2022	$431,477

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2022 and October 31, 2021, respectively:

	April 30,	October 31,
	2022	2021

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(682,806)	(672,080)
Office and mining equipment, net	$153,414	$164,140

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2022 and October 31, 2021:

Property concessions – April 30, 2022 and October 31, 2021	$5,019,927

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company’s inability to advance the Sierra Mojada Project due to the ongoing blockade has resulted in a sustained decrease in the value of the Company’s common stock. As such, the Company concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company recorded a goodwill impairment of $2,085,031 during the six months period ended April 30, 2022. If the blockade at Sierra Mojada Project continues then further impairment of other long-lived assets is possible.

The following is a summary of the Company’s goodwill balance as of April 30, 2022 and October 31, 2021:

Goodwill – October 31, 2021	$2,085,031
Impairment	(2,085,031)
Goodwill – April 30, 2022	$—

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

Loan payable – October 31, 2021	$48,450
Foreign currency translation adjustment	(1,546)
Loan payable – April 30, 2022	$46,904

NOTE 12 – COMMON STOCK

On February 17, 2022, the Company issued 507,814 shares of common stock at an average of $0.25 per share of common stock as payment of accrued management bonuses in the amount of $128,094 ($CDN 162,500).

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

NOTE 13 – STOCK OPTIONS

The Company has one stock option plan under which equity securities are authorized for issuance to officers, directors, employees and advisors: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was amended on April 19, 2022 (the “Amended 2019 Plan”). Under the Amended 2019 Plan, 10% of the total shares outstanding are reserved for issuance upon the exercise of options or the grant of stock bonuses, to a maximum of 15,000,000 shares.

Options are typically granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant, have a graded vesting schedule over two years and have a contractual term of five years.

During the six months period ended April 30, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share.

No options were exercised during the six months ended April 30, 2022.

On February 2, 2021, options to acquire 228,986 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 0.60 per share. The options had an intrinsic value of $194,630 at the time of exercise.

No options were granted during the six months ended April 30, 2021.

The following is a summary of stock option activity for the six months ended April 30, 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2021	43,750	$1.35	1.30	$—
Granted	3,300,000	0.25	—	—
Cancelled	(100,000)	0.25	—	—
Outstanding at April 30, 2022	3,243,750	0.26	4.68	—
Exercisable at April 30, 2022	1,143,750	$0.29	4.45	$—

Summarized information about stock options outstanding and exercisable at April 30, 2022 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,200,000	4.73	$0.25	1,100,000	$0.25
1.34	43,750	0.81	1.34	43,750	1.34

NOTE 14 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2022 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2021	1,971,289	$0.59	3.99	$—
Outstanding and exercisable at April 30, 2022*	1,971,289	0.59	3.50	—

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

No warrants were issued or exercised during the six months ended April 30, 2022.

During the six months ended April 30, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the Silver Bull Private Placement.

No warrants were exercised during the six months ended April 30, 2021.

Summarized information about warrants outstanding and exercisable at April 30, 2022 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	3.50	$0.59

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable , due to related party and loan payable.

The carrying amounts of cash and cash equivalents, accounts payable and due to related party approximate fair value at April 30, 2022 and October 31, 2021 due to the short maturities of these financial instruments. Investments and loan payable are classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2022, and October 31, 2021, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $4,217 and $98,671, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2022, and October 31, 2021, the U.S. dollar equivalent balance for these accounts was $4,913 and $10,239, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2022, a 1% decrease in interest rates would have resulted in a reduction of approximately $11 in interest income for the period.

Foreign Currency Exchange Risk

The Company is not subject to any significant market risk related to foreign currency exchange rate fluctuations.

Market Risk

Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices such as investments in Arras common shares. The Company does not hold or issue derivatives for trading or speculative purposes. Based on the balance of investments in Arras common shares on April 30, 2022, a 10% decrease in the market price would have resulted in a reduction in other income for the period of $66,616.

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

Litigation and Claims

Mineros Norteños Case

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. On March 26, 2021, the Federal Circuit Court issued a final and conclusive resolution, affirming the Federal Appeals Court decision. Despite the judgments in favour of the Company, Mineros Norteños has continued to block access to the facilities at Sierra Mojada since September 2019.  The Company has filed criminal complaints with the State of Coahuila, federal and state authorities have been contacted to intervene and terminate the blockade, as well as attempt to negotiate with Mineros Norteños, without resolution to date. The Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favour of the plaintiff. The Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution and the Company has offered a mining concession as a payment in full to terminate this controversy definitively. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its interim condensed consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Mexico	(2,117,000)	$(45,000)	$(2,231,000)	$(103,000)
Kazakhstan	—	(94,000)	—	(380,000)
Canada	(431,000)	(684,000)	(647,000)	(1,198,000)
Net Loss	(2,548,000)	$(823,000)	$(2,878,000)	$(1,681,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$82,000	$5,000	$87,000
Other receivables	7,000	—	7,000
Prepaid expenses and deposits	37,000	4,000	41,000
Investments	666,000	—	666,000
Value-added tax receivable, net	—	123,000	123,000
Office and mining equipment, net	—	153,000	153,000
Property concessions	—	5,020,000	5,020,000
	$792,000	$5,305,000	$6,097,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$180,000	$10,000	$190,000
Value-added tax receivable, net	—	121,000	121,000
Other receivables	3,000	4,000	7,000
Prepaid expenses and deposits	96,000	100,000	196,000
Investments	1,167,000	—	1,167,000
Office and mining equipment, net	—	164,000	164,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,370,000	$7,477,000	$8,923,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Exploration and property holding costs for the period
Mexico	(2,117,000)	$(45,000)	$(2,231,000)	$(103,000)
Kazakhstan	—	(94,000)	—	(380,000)
	(2,117,000)	$(139,000)	$(2,231,000)	$(483,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
  The impairment of goodwill and likelihood of further impairment of other long-lived assets

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, we transferred our right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, we distributed to our shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”), and Arras became a stand-alone company. We have included the financial results of Arras in our consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the Distribution.

Our principal office is located at 777 Dunsmuir Street, Suite 1610 Vancouver, BC, Canada V7Y 1K4, and our telephone number is 604-687-5800.

Recent Developments

South32 Option Agreement

On June 1, 2018, we and our subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 is able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”). As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 earns into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 must have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding is made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 may exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 is subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment is advanced by South32 and the South32 Option becomes exercisable and is exercised, we and South32 will be obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elects not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project will remain 100% owned by us. The exploration program will be initially managed by us, with South32 being able to approve the exploration program funded by it. We received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, we received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. We received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which has been extended by an event of force majeure described in more detail below. As of April 30, 2022, we had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the six months ended April 30, 2022, we received $nil payment for the extended Year 2 time period due an event of force majeure. If the South32 Option Agreement is terminated by South32 without cause or if South32 is unable to obtain antitrust authorization from the Mexican government, we are under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

On October 11, 2019, we and our subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), we have halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of us and our subsidiary Minera Metalin to perform our obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement will generally be extended by a period equal to the period of delay caused by the event of force majeure. As of June 9, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Goodwill Impairment

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Due to a sustained decrease in the value of our common stock as a result of the continued blockade at the Sierra Mojada Property, we concluded that this constituted an indication of impairment of our goodwill. At April 30, 2022, we elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we recorded a goodwill impairment of $2,058,031 during the six months period ended April 30, 2022. If the blockade at Sierra Mojada Property continues and the Company’s share price remains depressed, then further impairment of other long-lived assets is possible.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of our 2022 calendar year at the Sierra Mojada Property is to resolve the blockade and to maintain our property concessions in Mexico. Upon resolution of the blockade, we will work with South32 to approve an updated exploration program.

Results of Operations

Three Months Ended April 30, 2022 and April 30, 2021

For the three months ended April 30, 2022, we had a net loss of $2,548,000, or approximately $0.07 per share, compared to a net loss of $823,000, or approximately $0.02 per share, during the comparable period last year. The $1,725,000 increase in net loss was primarily due to a $1,978,000 increase in exploration and property holding costs (which was significantly the result of the $2,058,000 goodwill impairment as described in the “Recent Developments” section) which was partially offset by a $80,000 decrease in exploration and property costs and a $340,000 decrease in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,978,000 to $2,117,000 for the three months ended April 30, 2022, compared to $139,000 for the comparable period last year. This increase was mainly the result of a $2,058,000 goodwill impairment (as described in the “Recent Developments” section) which was partially offset by a $80,000 decrease in exploration and holding costs as the result of we incurred costs in connection of the Beskauga Option Agreement in the comparable period last year. There were no comparable expenses in the current three-month period.

General and Administrative Expenses

We recorded general and administrative expenses of $417,000 for the three months ended April 30, 2022 as compared to $757,000 for the comparable period last year. The $340,000 decrease was mainly the result of a $101,000 decrease in personnel costs, a $5,000 decrease in office and administrative costs, a $142,000 decrease in professional services and a $92,000 decrease in directors’ fees as described below. In addition, our general and administrative expenses including the financial result of Arras in the comparable period last year.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $191,000 for the three months ended April 30, 2022 from $257,000 for the comparable period last year. This was mainly due to stock options granted to our employee, directors and advisors in the three months ended April 30, 2022 compared Arras’ stock options granted to Arras’ employees, directors and advisors in the comparable period last year.

Personnel costs decreased $101,000 to $188,000 for the three months ended April 30, 2022 as compared to $289,000 for the comparable period last year. This decrease was mainly due to a decrease in employees’ salaries, which was partially offset by an $12,000 increase in stock-based compensation expenses in the three months ended April 30, 2022 from $131,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2022 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs of $96,000 for the three months ended April 30, 2022 were similar to the $101,000 in such costs for the comparable period last year.

Professional fees decreased $142,000 to $60,000 for the three months ended April 30, 2022 compared to $202,000 for the comparable period last year. This decrease is mainly due to legal and accounting fees incurred in relation to the incorporation of Arras and the planned distribution of Arras shares to our shareholders in the comparable period last year.

Directors’ fees decreased $92,000 to $70,000 for the three months ended April 30, 2022 as compared to $162,000 for the comparable period last year. This decrease was primarily due to a $13,000 decrease in director fees and decrease the stock-based compensation expense to $48,000 in the three months ended April 30, 2022 from $127,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2022 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a $3,000 provision for uncollectible VAT for the three months ended April 30, 2022, which was similar to the $3,000 in such costs for the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $14,000 for the three months ended April 30, 2022 as compared to other income of $27,000 for the comparable period last year. The significant factor contributing to other expenses was an $14,000 foreign currency transaction loss compared to a $27,000 foreign currency transaction gain for the comparable period last year.

Six Months Ended April 30, 2022 and April 30, 2021

For the six months ended April 30, 2022, we had net loss of $2,878,000, or approximately $0.08 per share, compared to a net loss of $1,681,000, or approximately $0.05 per share, during the comparable period last year. The $1,149,000 increase in net loss was primarily due to a $1,748,000 increase in exploration and property holding costs (which was significantly the result of the $2,058,000 goodwill impairment as described in the “Recent Developments” section) which was partially offset by a $311,000 decrease in exploration and property costs and a $639,000 decrease in general and administrative expense compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,748,000 to $2,231,000 for the six months ended April 30, 2022, compared to $484,000 for the comparable period last year. This increase was mainly the result of a $2,058,000 goodwill impairment (as described in the “Recent Developments” section) which was partially offset by a $311,000 decrease in exploration and holding costs as the result of we incurred costs in connection of the Beskauga Option Agreement in the comparable period last year. There were no comparable expenses in the current six-month period.

General and Administrative Expenses

We recorded general and administrative expenses of $628,000 for the six months ended April 30, 2022 as compared to $1,267,000 for the comparable period last year. The $639,000 decrease was mainly the result of a $150,000 decrease in personnel costs, a $99,000 decrease in office and administrative costs, a $284,000 decrease in professional services and a $104,000 decrease in directors’ fees as described below. In addition, our general and administrative expenses including the financial result of Arras in the comparable period last year.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $191,000 for the six months ended April 30, 2022 from $257,000 for the comparable period last year. This was mainly due to stock options granted to our employee, directors and advisors in the six months ended April 30, 2022 compared Arras’ stock options granted to Arras’ employees, directors and advisors in the comparable period last year.

Personnel costs decreased $150,000 to $280,000 for the six months ended April 30, 2022 as compared to $430,000 for the comparable period last year. This decrease was mainly due to a decrease in employees’ salaries, which was partially offset by an $12,000 increase in stock-based compensation expenses in the six months ended April 30, 2022 from $131,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2022 having a higher fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $99,000 to $131,000 for the six months ended April 30, 2022 as compared to $230,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities, which in the prior period were incurred in relation to a special general meeting of shareholders

Professional fees decreased $285,000 to $119,000 for the six months ended April 30, 2022 compared to $403,000 for the comparable period last year. This decrease is mainly due to legal and accounting fees incurred in relation to the special meeting of shareholders in December 2020, the incorporation of Arras and the planned distribution of Arras shares to our shareholders in the comparable period last year.

Directors’ fees decreased $104,000 to $89,000 for the six months ended April 30, 2022 as compared to $193,000 for the comparable period last year. This decrease was primarily due to a $25,000 decrease in director fees and decrease the stock-based compensation expense to $48,000 in the six months ended April 30, 2022 from $127,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2022 having a lower fair value than stock options vesting in the comparable period last year.

We recorded a $9,000 provision for uncollectible VAT for the six months ended April 30, 2022 as compared to a $11,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other (Expenses) Income

We recorded other expenses of $18,000 for the six months ended April 30, 2022 as compared to other income of $25,000 for the comparable period last year. The significant factors contributing to other expenses was an $18,000 foreign currency transaction loss compared to a $25,000 foreign currency transaction gain for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2022, we primarily utilized cash and cash equivalents to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. During the six months ended April 30, 2022, we received proceeds of $470,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share. As a result of the exploration activities and general and administrative expenses, which were partially offset by the cash proceeds received from the sale of Arras common shares, cash and cash equivalents decreased from $190,000 at October 31, 2021 to $87,000 at April 30, 2022.

Cash flows used in operating activities for the six months ended April 30, 2022 were $569,000, as compared to $1,296,000 for the comparable period in 2021. This decrease was mainly due to due diligence and exploration activities at the Beskauga Property in relation to the Beskauga Option Agreement in the comparable period last year and decreased general and administrative expenses, which was offset by the timing of certain payments.

Cash flows provided by investing activities for the six months ended April 30, 2022 were proceeds of $470,000 from sale of 600,000 Arras common shares at a price of $CDN 1.00 per share. Cash flows used in investing activities for the six months ended April 30, 2021 were $1,085,000 for loans made to Ekidos Minerals LLP (made while the Beskauga Project was being consolidated by the Company) and purchases of equipment.

Cash flows provided by financing activities for the six months ended April 30, 2022 were $nil, as compared to $2,243,000 for the same period last year. The cash flows provided by financing activities for the six months ended April 30, 2021 were comprised of net proceeds from the second and final tranche of the Silver Bull Private Placement and the Arras Private Placement, funding from South32 and the CEBA loan.

Capital Resources

As of April 30, 2022, we had cash and cash equivalents of $87,000, as compared to cash and cash equivalents of $190,000 as of October 31, 2021. The decrease in our liquidity was primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses, which were partially offset by proceeds from sale of investments.

Since our inception in November 1993, we have not generated revenue and have incurred an accumulative deficit of $137,100,000. Accordingly, we have not generated cash flows from operations, and since inception we have relied primarily upon proceeds from private placements and registered direct offerings of our equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. As of April 30, 2022, we had cash and cash equivalents of $87,000. Based on our limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including but not limited to obtaining additional equity financing, selling its investments in Arras and exercising warrants. However, there is no assurance that we will be successful in pursuing these plans.

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

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In December 2021, our board of directors approved a calendar year 2022 exploration budget of $0.3 million for the Sierra Mojada Property and $0.8 million for general and administrative expenses for calendar year 2022. As of May 31, 2022, we had approximately $0.1 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require us to raise additional capital, identify other sources of funding or identify another strategic partner.

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

Recent Accounting Pronouncements Adopted in the Six-Month Period Ended April 30, 2022

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard will be effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The adoption of this update is not expected to have a material impact on our financial position, results of operations or cash flows and disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2022.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

4.1	Description of Capital Stock	10-Q	03/16/2022	4.1

10.1+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/23/2022	10.1

10.2+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/23/2022	10.2

10.3+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/23/2022	10.3

10.4+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/23/2022	10.4

10.5+	Amended to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/20/2022	10.5

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2022, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 9, 2022	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 9, 2022	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

