Form 10-Q
period 2022-07-31
SILVER BULL RESOURCES, INC.
filed 2022-09-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

777 Dunsmuir Street, Suite 1605

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

Yes ☐ No ☑

As of September 12, 2022, there were 35,055,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2022	October 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$631,932	$189,607
Value-added tax receivable, net of allowance for uncollectible taxes of $420,982 (Note 7)	—	120,810
Other receivables	1,829	7,307
Prepaid expenses and deposits	19,128	196,178
Investments (Note 5)	—	1,166,770
Total Current Assets	652,889	1,680,672

Value-added tax receivable, net of allowance for uncollectible taxes of $435,107 (Note 7)	122,536	—
Office and mining equipment, net (Note 8)	148,491	164,140
Property concessions (Note 9)	5,019,927	5,019,927
Goodwill (Note 10)	—	2,058,031
TOTAL ASSETS	$5,943,843	$8,922,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$144,121	$465,865
Accrued liabilities and expenses	179,845	324,454
Due to related party	437	—
Income tax payable	3,000	1,000
Total Current Liabilities	327,403	791,319

Loan payable (Note 11)	46,787	48,450
TOTAL LIABILITIES	374,190	839,769

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 6, 12, 13 and 14)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,055,652 and 34,547,838 shares issued and outstanding, respectively	2,418,415	2,413,337
Additional paid-in capital	140,177,960	139,803,515
Accumulated deficit	(137,118,970)	(134,226,099)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,569,653	8,083,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,943,843	$8,922,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	104,767	424,886	266,548	885,860
Depreciation (Note 8)	4,923	15,360	15,649	37,844
Goodwill impairment (Note 10)	—	—	2,058,031	—
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	109,690	440,246	2,340,228	923,704

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	87,959	192,508	367,610	622,470
Office and administrative	60,809	97,040	192,031	327,251
Professional services	18,287	321,062	136,839	723,643
Directors’ fees	37,325	101,363	126,195	294,048
Provision for (recovery of) uncollectible value-added taxes (Note 7)	2,181	(1,199)	11,483	10,075
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	206,561	710,774	834,158	1,977,487

LOSS FROM OPERATIONS	(316,251)	(1,151,020)	(3,174,386)	(2,901,191)

OTHER INCOME (EXPENSES)
Interest income	3,608	7	3,619	87
Other income	1,050	—	1,050	—
Foreign currency transaction (loss) gain	(1,772)	(8,333)	(20,127)	16,721
Gain on investment (Note 5)	301,493	—	301,493	—
TOTAL OTHER INCOME (EXPENSES)	304,379	(8,326)	286,035	16,808

LOSS BEFORE INCOME TAXES	(11,872)	(1,159,346)	(2,888,351)	(2,884,383)

INCOME TAX EXPENSE	3,020	1,013	4,520	4,550

NET LOSS	(14,892)	(1,160,359)	(2,892,871)	(2,888,933)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	(95,669)	—	(142,945)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(14,892)	(1,064,690)	(2,892,871)	(2,745,988)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.08)	$(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	35,055,652	33,954,929	34,852,898	33,705,785

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2022
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Issuance of common stock as follows: -for compensation at $0.25 per share (Note 12)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	251,429	—	—	251,429
Net loss for the nine-month period ended July 31, 2022	—	—	—	(2,892,871)	—	(2,892,871)
Balance, July 31, 2022	35,055,652	$2,418,415	$140,177,960	$(137,118,970)	$92,248	$5,569,653

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2022
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	$(137,104,078)	$92,248	$5,530,196
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	54,349	—	—	54,349
Net loss for the three-month period ended July 31, 2022	—	—	—	(14,892)	—	(14,892)
Balance, July 31, 2022	35,055,652	$2,418,415	$140,177,960	$(137,118,970)	$92,248	$5,569,653

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Nine months ended July 31, 2021
Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 4)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 12)	319,000	3,190	139,960	—	—	—	143,150
- for cash at a price of Canadian Dollar (“$CDN”) 1.00 per share, less offering costs of $14,628 (Note 12)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Notes 12 and 13)	342,422	3,424	(3,424)	—	—	—	—
Changes in interests in subsidiary	—	—	—	—	—	1,980,557	1,980,557
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	430,868	—	—	—	430,868
Net loss for the nine-month period ended July 31, 2021	—	—	—	(2,745,988)	—	(142,945)	(2,888,933)
Balance, July 31, 2021	34,327,367	$2,411,132	$139,649,083	$(134,765,136)	$92,248	$1,837,612	$9,224,939

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity
Three months ended July 31, 2021
Balance, April 30, 2021	33,713,931	$2,404,998	$139,139,503	$(133,700,446)	$92,248	$1,935,430	$9,871,733
Issuance of common stock as follows:
- for cash at a price of $CDN 1.00 per share, less offering costs of $14,628 (Note 12)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Notes 12 and 13)	113,436	1,134	(1,134)	—	—	—	—
Changes in interests in subsidiary	—	—	—	—	—	(2,149)	(2,149)
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	124,991	—	—	—	124,991
Net loss for the three-month period ended July 31, 2021	—	—	—	(1,064,690)	—	(95,669)	(1,160,359)
Balance, July 31, 2021	34,327,367	$2,411,132	$139,649,083	$(134,765,136)	$92,248	$1,837,612	$9,224,939

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,892,871)	$(2,888,933)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,649	37,844
Goodwill impairment (Note 10)	2,058,031	—
Provision for uncollectible value-added taxes	11,483	10,075
Foreign currency transaction loss (income)	21,893	(8,408)
Stock options issued for compensation (Note 12)	251,429	430,868
Shares of common stock issued for services (Note 12)	128,094	—
Realized share of net gain of investment (Note 5)	(301,493)	—
Changes in operating assets and liabilities:
Value-added tax receivable	(12,186)	(26,923)
Income tax receivable	—	481
Other receivables	4,456	(6,417)
Prepaid expenses and deposits	170,822	95,266
Accounts payable	(302,712)	125,998
Accrued liabilities and expenses	(142,256)	103,082
Due to related party	437	—
Income tax payable	2,000	(4,000)
Net cash used in operating activities	(987,224)	(2,131,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net of costs (Note 5)	1,434,113	—
Purchase of equipment	—	(82,034)
Loan receivable	—	(1,694,500)
Net cash provided by (used in) investing activities	1,434,113	(1,776,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 4)	—	82,670
Proceeds from loan financing (Note 11)	—	15,615
Proceeds from issuance of common stock, net of offering costs (Note 12)	—	542,870
Proceeds from issuance of common stock of subsidiary, net of offering costs	—	2,001,244
Net cash provided by financing activities	—	2,642,399

Effect of exchange rates on cash and cash equivalents	(4,564)	8,261

Net increase (decrease) in cash and cash equivalents	442,325	(1,256,941)

Cash and cash equivalents beginning of period	189,607	1,861,518

Cash and cash equivalents end of period	$631,932	$604,577

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	Nine Months Ended July 31,
	2022	2021

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,499	$8,237
Interest paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Arras Private Placement costs included in accounts payable and accrued liabilities	$—	$20,687
2021 Private Placement costs included in accounts payable and accrued liabilities	—	8,997

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras shares in total. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares as a strategic investment (Note 5), and Arras became a stand-alone company. The Company included the financial results of Arras in its consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the distribution.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $137,118,970. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2022, the Company had cash and cash equivalents of approximately $632,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except for the recent accounting pronouncements adopted as disclosed in Note 3. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022 or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 14, 2022, except as follows.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2022

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

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”).

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company has halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company (Note 18).

As of September 12, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

As noted above, Contratistas has since merged with and into Minera Metalin. Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 could have earned into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 was to have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding was made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 was able to exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 was subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment had been advanced by South32 and the South32 Option became exercisable and was exercised, the Company and South32 would have been obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elected not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project would remain 100% owned by the Company. The exploration program was initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which was extended by the event of force majeure as described above. As of July 31, 2022, the Company had received cumulative funding of $4,646,994 under the South32 Option Agreement. During the nine months ended July 31, 2022, the Company received $nil payments for the extended Year 2 time period due to the event of force majeure. If the South32 Option Agreement was terminated by South32 without cause or if South32 was unable to obtain antitrust authorization from the Mexican government, the Company would be under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

Upon exercise of the South32 Option, Minera Metalin would have been required to issue common shares to South32. Pursuant to the South32 Option Agreement, following exercise and until a decision has been made by the board of directors of Minera Metalin to develop and construct a mine on the Sierra Mojada Project, each shareholder holding greater than or equal to 10% of the shares may withdraw as an owner in exchange for a 2% net smelter royalty on products produced and sold from the Sierra Mojada Project. Any shareholder whose holdings are reduced to less than 10% must surrender its interest in exchange for a 2% net smelter royalty.

The Company determined that Minera Metalin is a variable interest entity and that the South32 Option Agreement did not resulted in the transfer of control of the Sierra Mojada Project to South32. The Company also determined that the South32 Option Agreement represented non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option had been exercised and shares were issued prior to a decision to develop a mine, such shares would have been classified as temporary equity as they would have been contingently redeemable in exchange for a net smelter royalty under circumstances that were not wholly in control of the Company or South32 and were not probable.

No portion of the equity value had been classified as temporary equity as the South32 Option had no intrinsic value.

The combined approximate carrying amount of the assets and liabilities of Minera Metalin (consolidated with its wholly-owned subsidiary) are as follows at July 31, 2022:

Assets:	Mexico
Cash and cash equivalents	$4,000
Value-added tax receivable, net	123,000
Prepaid expenses and deposits	4,000
Office and mining equipment, net	148,000
Property concessions	5,020,000
Total assets	$5,296,000

Liabilities:
Accounts payable	$7,000
Accrued liabilities and expenses	59,000
Payable to Silver Bull Resources, Inc. to be converted to equity upon exercise of the South32 Option	3,868,000
Total liabilities	$3,934,000

Net advances and investment in the Company’s Mexican subsidiary	$1,362,000

The Company’s maximum exposure to loss at July 31, 2022 is $5,230,000, which includes the carrying value of the variable interest entity’s net assets, excluding the payable to Silver Bull Resources, Inc.

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

On September 24, 2021, pursuant to a Separation and Distribution Agreement, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, the Company retained 1,452,262 Arras shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment.

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

On June 15, 2022, the Company sold the remaining 852,262 common shares of Arras at a price of $CDN 1.50 per share for gross proceeds of $994,704 ($CDN 1,278,393) and incurred broker costs of $30,075 in relation to the sale.

A summary of the changes in investments for the year ended October 31, 2021 and the nine months ended July 31, 2022 is as follows:

Equity security – October 31, 2020	$—
Carrying value of investment on deconsolidation	75,817
Gain on investment	1,090,953
Equity security – October 31, 2021	$1,166,770
Sale of investment, net of costs	(1,434,113)
Gain on investment	301,493
Foreign currency translation adjustment	(34,150)
Equity security – July 31, 2022	$—

Changes in the fair value of the Company’s investments in equity securities are recognized each period in the interim condensed consolidated financial statement primarily using fair value method if the observable quoted market prices are not available.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2022 and 2021 that upon exercise were issuable into 5,165,039 and 3,130,664 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $122,536 (October 31, 2021 - $120,810) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the Company reclassified the carrying value of the receivable to non-current assets as of July 31, 2022 based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2022 is as follows:

Allowance for uncollectible VAT – October 31, 2021	$420,982
Provision for VAT receivable allowance	11,483
Foreign currency translation adjustment	2,642
Allowance for uncollectible VAT – July 31, 2022	$435,107

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2022 and October 31, 2021, respectively:

	July 31,	October 31,
	2022	2021

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(687,729)	(672,080)
Office and mining equipment, net	$148,491	$164,140

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2022 and October 31, 2021:

Property concessions – July 31, 2022 and October 31, 2021	$5,019,927

If the blockade at Sierra Mojada Project continues then further impairment of property concessions is possible.

NOTE 10 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company’s inability to advance the Sierra Mojada Project due to the ongoing blockade has resulted in a sustained decrease in the value of the Company’s common stock. As such, the Company concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company recorded a goodwill impairment of $2,085,031 during the nine months period ended July 31, 2022.

The following is a summary of the Company’s goodwill balance as of July 31, 2022 and October 31, 2021:

Goodwill – October 31, 2021	$2,085,031
Impairment	(2,085,031)
Goodwill – July 31, 2022	$—

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

Loan payable – October 31, 2021	$48,450
Foreign currency translation adjustment	(1,663)
Loan payable – July 31, 2022	$46,787

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

During the nine months period ended July 31, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share.

No options were exercised during the nine months ended July 31, 2022.

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

No options were granted during the nine months ended July 31, 2021.

The following is a summary of stock option activity for the nine months ended July 31, 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2021	43,750	$1.35	1.30	$—
Granted	3,300,000	0.25	—	—
Cancelled	(150,000)	0.25	—	—
Outstanding at July 31, 2022	3,193,750	0.27	4.50	—
Exercisable at July 31, 2022	1,093,750	$0.29	4.40	$—

The Company recognized stock-based compensation costs for stock options of $251,429 and $430,868 for the nine months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, there was $184,661 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.6 years

Summarized information about stock options outstanding and exercisable at July 31, 2022 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	3,150,000	4.56	$0.25	1,050,000	$0.25
1.34	43,750	0.55	1.34	43,750	1.34

NOTE 14 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2022 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2021	1,971,289	$0.59	3.99	$—
Outstanding and exercisable at July 31, 2022*	1,971,289	0.59	3.25	—

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

No warrants were issued or exercised during the nine months ended July 31, 2022.

During the nine months ended July 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the Silver Bull Private Placement.

No warrants were exercised during the nine months ended July 31, 2021.

Summarized information about warrants outstanding and exercisable at July 31, 2022 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	3.25	$0.59

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, due to related party and loan payable.

The carrying amounts of cash and cash equivalents, investment, accounts payable and due to related party approximate fair value at July 31, 2022 and October 31, 2021 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2022, and October 31, 2021, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $549,711 and $98,671, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2022, and October 31, 2021, the U.S. dollar equivalent balance for these accounts was $4,242 and $10,239, respectively.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2022, a 1% decrease in interest rates would have resulted in a reduction of approximately $63 in interest income for the period.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Mexico	(110,000)	$(203,000)	$(2,344,000)	$(306,000)
Kazakhstan	—	(190,000)	—	(618,000)
Canada	95,000	(767,000)	(549,000)	(1,965,000)
Net Loss	(15,000)	$(1,160,000)	$(2,893,000)	$(2,889,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$628,000	$4,000	$632,000
Other receivables	2,000	—	2,000
Prepaid expenses and deposits	15,000	4,000	19,000
Value-added tax receivable, net	—	123,000	123,000
Office and mining equipment, net	—	148,000	148,000
Property concessions	—	5,020,000	5,020,000
	$645,000	$5,299,000	$5,944,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$180,000	$10,000	$190,000
Value-added tax receivable, net	—	121,000	121,000
Other receivables	3,000	4,000	7,000
Prepaid expenses and deposits	96,000	100,000	196,000
Investments	1,167,000	—	1,167,000
Office and mining equipment, net	—	164,000	164,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,370,000	$7,477,000	$8,923,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Exploration and property holding costs for the period
Mexico	(110,000)	$(203,000)	$(2,340,000)	$(306,000)
Kazakhstan	—	(237,000)	—	(618,000)
	(110,000)	$(440,000)	$(2,340,000)	$(924,000)

NOTE 18 – SUBSEQUENT EVENT

On August 31, 2022, the Company and South32 mutually agreed to terminate the South32 Option Agreement. The Sierra Mojada Project remains 100% owned by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When using the terms “Silver Bull,” or the “Company,” management is referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  Management has included technical terms important to an understanding of the Company’s business under “Glossary of Common Terms” in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. Management uses words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements we make regarding:

•	The sufficiency of the Company’s existing cash resources to enable it to continue operations for the next 12 months as a going concern;
•	Prospects of entering the development or production stage with respect to any of the Company’s projects;
•	Planned activities at the Sierra Mojada Project in 2022 and beyond;
•	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into “proven or probable mineral reserves” as defined under Item 1300 of Regulation S-K;
•	The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
•	The Company’s ability to obtain and hold additional concessions in the Sierra Mojada Project areas;
•	The timing, duration and overall impact of the COVID-19 pandemic on the Company’s business;
•	Whether the Company will be required to obtain additional surface rights if a mining operation is determined to be feasible;
•	The possible impact on the Company’s operations of the blockade by a cooperative of miners on the Sierra Mojada property;
•	The potential acquisition of additional mineral properties or property concessions;
•	Testing of the impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The impact of recent accounting pronouncements on financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or activities;
•	The ability to raise additional capital and/or pursue additional strategic options, and the potential impact on the business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on the Company’s financial condition;
•	The impairment of goodwill and likelihood of further impairment of other long-lived assets;

•	Whether using major financial institutions with high credit ratings mitigates credit risk;
•	The impact of changing economic conditions on interest rates;
•	Expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and the actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, including without limitation, risks associated with the following:

•	Termination of the South32 Option Agreement;
•	The ability to obtain additional financial resources on acceptable terms to (i) conduct exploration activities and (ii) maintain general and administrative expenditures at acceptable levels;
•	The ability to acquire additional mineral properties or property concessions;
•	Results of future exploration at the Sierra Mojada Project;
•	Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on the Company’s exploration properties (ii) interest rates and (iii) foreign currency exchange rates;
•	Outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•	The amount and nature of future capital and exploration expenditures;
•	Volatility in the Company’s stock price;
•	The inability to obtain required permits;
•	Competitive factors, including exploration-related competition;
•	Timing of receipt and maintenance of government approvals;
•	Unanticipated title issues;
•	Changes in tax laws;
•	Changes in regulatory frameworks or regulations affecting our activities;
•	The ability to retain key management, consultants and experts necessary to successfully operate and grow the business; and
•	Political and economic instability in Mexico and other countries in which the Company conducts its business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

These factors are not intended to represent a complete list of the general or specific factors that could affect the Company.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, management undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Readers should not place undue reliance on these forward-looking statements.

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that these concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration, and its primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. The Company conducts its operations in Mexico through its wholly-owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. On August 26, 2021, the wholly-owned Mexican subsidiary, Contratistas de Sierra Mojada S.A. de C.V. (“Contratistas”) merged with and into Minera Metalin. As noted above, the Company has not established any reserves at the Sierra Mojada Property, and it is in the exploration stage, and may never enter the development or production stage.

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt Parent (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which it had the exclusive right and option (the “Beskauga Option”) to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). The transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, Silver Bull distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”), and Arras became a stand-alone company. The financial results of Arras have been included in the Company’s consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the Distribution.

Silver Bull’s principal office is located at 777 Dunsmuir Street, Suite 1605 Vancouver, BC, Canada V7Y 1K4, and the telephone number is 604-687-5800.

Recent Developments

South32 Option Agreement

On June 1, 2018, Silver Bull and its subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”).

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company halted all work on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company.

As of September 12, 2022, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Goodwill and possible other long-lived assets Impairment

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Due to a sustained decrease in the value of Silver Bull common stock as a result of the continued blockade at the Sierra Mojada Property, management concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and recorded a goodwill impairment of $2,058,031 during the nine months period ended July 31, 2022. If the blockade at Sierra Mojada Property continues and the Company’s share price remains depressed, then further impairment of other long-lived assets such as property concessions is possible.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of the remainder of the 2022 calendar year at the Sierra Mojada Property is to resolve the blockade and to maintain the Company’s property concessions in Mexico. Upon resolution of the blockade, management will prepare an updated exploration program.

Results of Operations

Three Months Ended July 31, 2022 and July 31, 2021

For the three months ended July 31, 2022, the Company had a net loss of $15,000, or approximately $nil per share, compared to a net loss of $1,160,000, or approximately $0.03 per share, during the comparable period last year. The $1,145,000 decrease in net loss was primarily due to a $330,000 decrease in exploration and property costs and a $504,000 decrease in general and administrative expense compared to the comparable period last year and $304,000 in other income for the three months ended July 31, 2022, compared to $8,000 in other expenses in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $330,000 to $110,000 for the three months ended July 31, 2022, compared to $440,000 for the comparable period last year. This decrease was the result of a $330,000 decrease in exploration and holding costs incurred in connection with the Beskauga Option Agreement in the comparable period last year. There were no comparable expenses in the current three-months period as the Company no longer holds the Beskauga Option Agreement.

General and Administrative Expenses

General and administrative expenses of $207,000 were recorded for the three months ended July 31, 2022 as compared to $711,000 for the comparable period last year. The $504,000 decrease was mainly the result of a $105,000 decrease in personnel costs, a $36,000 decrease in office and administrative costs, a $303,000 decrease in professional services and a $64,000 decrease in directors’ fees, which was offset by a $2,000 provision for uncollectible VAT for the three months end July 31, 2022, compared to a $1,000 recovery of uncollectible VAT for the comparable period last year as described below. In addition, the general and administrative expenses included the costs of Arras in the comparable period last year.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $53,000 for the three months ended July 31, 2022 from $100,000 for the comparable period last year. This was mainly due to stock options granted to the Company’s employees, directors and advisors in the three months ended July 31, 2022 compared to Arras’ stock options granted to Arras’ employees, directors and advisors in the comparable period last year while Arras was being consolidated by the Company.

Personnel costs decreased $105,000 to $88,000 for the three months ended July 31, 2022 as compared to $193,000 for the comparable period last year. This decrease was mainly due to a decrease in employees’ salaries to $44,000 in the three months ended July 31, 2022 from $135,000 in the comparable period last year as the comparable period included the personnel costs related to Arras. Additionally, a $10,000 decrease in stock-based compensation expenses in the three months ended July 31, 2022 from $51,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2022 having a lower fair value than stock options vesting in the comparable period last year.

Office and administrative costs decreased $36,000 to $61,000 for the three months ended July 31, 2022 as compared to $97,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities, which in the prior period were incurred in relation to the planned distribution of Arras shares to Silver Bull shareholders.

Professional fees decreased $303,000 to $18,000 for the three months ended July 31, 2022 compared to $321,000 for the comparable period last year. This decrease is mainly due to legal and accounting fees incurred in relation to the incorporation of Arras and the planned distribution of Arras shares in the comparable period last year.

Directors’ fees decreased $64,000 to $37,000 for the three months ended July 31, 2022 as compared to $101,000 for the comparable period last year. This decrease was primarily due to a $27,000 decrease in director fees and decrease in stock-based compensation expense to $12,000 in the three months ended July 31, 2022 from $49,000 in the comparable period last year as a result of stock options vesting in the three months ended July 31, 2022 having a lower fair value than stock options vesting in the comparable period last year.

A $2,000 provision for uncollectible VAT was recorded for the three months ended July 31, 2022, compared to a $1,000 recovery of uncollectible VAT for the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

Other income of $304,000 was recorded for the three months ended July 31, 2022 as compared to other expenses of $8,000 for the comparable period last year. The significant factor contributing to other income was a $301,000 gain from selling Arras shares and interest income of $4,000 compared to a foreign currency transaction loss of $8,000 for the comparable period last year.

Nine Months Ended July 31, 2022 and July 31, 2021

For the nine months ended July 31, 2022, the Company had a net loss of $2,893,000, or approximately $0.08 per share, compared to a net loss of $2,889,000, or approximately $0.09 per share, during the comparable period last year. The $4,000 increase in net loss was primarily due to a $1,416,000 increase in exploration and property holding costs (which was significantly the result of the $2,058,000 goodwill impairment as described in the “Recent Developments” section) which was partially offset by a $642,000 decrease in exploration and property costs, a $1,143,000 decrease in general and administrative expense and a $269,000 increase in other income in the nine months ended July 31, 2022 compared to comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $1,416,000 to $2,340,000 for the nine months ended July 31, 2022, compared to $924,000 for the comparable period last year. This increase was mainly the result of a $2,058,000 goodwill impairment (as described in the “Recent Developments” section) which was partially offset by a $642,000 decrease in exploration and holding costs as the result of costs incurred in connection with the Beskauga Option Agreement in the comparable period last year. There were no comparable expenses in the current nine-month period.

General and Administrative Expenses

General and administrative expenses of $834,000 were recorded for the nine months ended July 31, 2022 as compared to $1,977,000 for the comparable period last year. The $1,143,000 decrease was mainly the result of a $254,000 decrease in personnel costs, a $135,000 decrease in office and administrative costs, a $587,000 decrease in professional services and a $168,000 decrease in directors’ fees as described below. In addition, general and administrative expenses included the financial results of Arras in the comparable period last year.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $244,000 for the nine months ended July 31, 2022 from $358,000 for the comparable period last year. This was mainly due to stock options granted to Silver Bull employees, directors and advisors in the nine months ended July 31, 2022 compared Arras stock options granted to Arras’ employees, directors and advisors in the comparable period last year.

Personnel costs decreased $254,000 to $368,000 for the nine months ended July 31, 2022 as compared to $622,000 for the comparable period last year. This decrease was mainly due to a decrease in employees’ salaries in the nine months ended July 31, 2022 compared to the comparable period last year as the comparable period included the personnel costs related to Arras.

Office and administrative costs decreased $135,000 to $192,000 for the nine months ended July 31, 2022 as compared to $327,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities, which in the prior period were incurred in relation to a special general meeting of shareholders and the planned distribution of Arras shares to Silver Bull shareholders.

Professional fees decreased $587,000 to $137,000 for the nine months ended July 31, 2022 compared to $724,000 for the comparable period last year. This decrease is mainly due to legal and accounting fees incurred in relation to the special meeting of shareholders in December 2020, the incorporation of Arras and the planned distribution of Arras shares in the comparable period last year.

Directors’ fees decreased $168,000 to $126,000 for the nine months ended July 31, 2022 as compared to $294,000 for the comparable period last year. This decrease was primarily due to a $52,000 decrease in director fees and decrease in stock-based compensation expense to $60,000 in the nine months ended July 31, 2022 from $176,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2022 having a lower fair value than stock options vesting in the comparable period last year.

A provision for uncollectible VAT of $11,000 was recorded for the nine months ended July 31, 2022 as compared to a provision for uncollectible VAT of $10,000 in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

Other income of $286,000 was recorded for the nine months ended July 31, 2022 as compared to other income of $17,000 for the comparable period last year. The significant factor contributing to other income for the nine months ended July 31, 2022 was a gain of $301,000 from selling Arras common shares and interest income of $4,000, which was offset by a $20,000 foreign currency transaction loss compared to a $17,000 foreign currency transaction gain for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2022, the Company primarily utilized cash and cash equivalents to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. During the nine months ended July 31, 2022, Silver Bull received net proceeds of $1,434,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share and 852,262 Arras common shares at a price of $CDN 1.50 per share. As a result of the proceeds received from the sale of Arras common shares, which were partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $190,000 at October 31, 2021 to $632,000 at July 31, 2022.

Cash flows used in operating activities for the nine months ended July 31, 2022 were $987,000, as compared to $2,131,000 for the comparable period in 2021. This decrease was mainly due to due diligence and exploration activities at the Beskauga Property in relation to the Beskauga Option Agreement in the comparable period last year and decreased general and administrative expenses, which was offset by the timing of certain payments.

Cash flows provided by investing activities for the nine months ended July 31, 2022 were net proceeds of $1,434,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share and 852,262 Arras common shares at a price of $CDN 1.50 per share. Cash flows used in investing activities for the nine months ended July 31, 2021 were $1,777,000 for loans made to Ekidos Minerals LLP (made while the Beskauga Project was being consolidated by the Company) and purchases of equipment.

Cash flows provided by financing activities for the nine months ended July 31, 2022 were $nil, as compared to $2,642,000 for the same period last year. The cash flows provided by financing activities for the nine months ended July 31, 2021 were comprised of net proceeds from the second and final tranche of the Silver Bull Private Placement and the Arras Private Placement, funding from South32 and the CEBA loan.

Capital Resources

As of July 31, 2022, the Company had cash and cash equivalents of $632,000, as compared to cash and cash equivalents of $190,000 as of October 31, 2021. The increase in liquidity was primarily the result of the proceeds from sale of investments, which were partially offset by exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and have incurred an accumulative deficit of $137,119,000. Accordingly, Silver Bull has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether its existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, include, but are not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

Any future additional financing in the near term will likely be in the form of the issuance of equity securities, which will result in dilution to Silver Bull’s existing shareholders. Moreover, the Company may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which its cash and cash equivalents are depleted.

Capital Requirements and Liquidity; Need for Additional Funding

The Company’s management and board of directors monitor overall costs, expenses, and financial resources and, if necessary, will adjust planned operational expenditures in an attempt to ensure that the Company has sufficient operating capital. Management continues to evaluate the Company’s costs and planned expenditures, including for the Sierra Mojada Property, as discussed below.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In December 2021, Silver Bull’s board of directors approved a calendar year 2022 exploration budget of $0.3 million for the Sierra Mojada Property and $0.8 million for general and administrative expenses for calendar year 2022. As of August 31, 2022, the Company had approximately $0.6 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require the Company to raise additional capital, identify other sources of funding or identify another strategic partner.

For information about the strategic partnership with South32, see Note 4 – South32 Option Agreement in the financial statements and Note 18 – Subsequent Event.

Management will continue to evaluate the Company’s ability to obtain additional financial resources, and will attempt to reduce or limit expenditures on the Sierra Mojada Property as well as general and administrative costs if determined that additional financial resources are unavailable or available on terms that management determine are unacceptable. However, it may not be possible to reduce costs, and even if management is successful in reducing costs, the Company still may not be able to continue operations for the next 12 months as a going concern. If the Company is unable to fund future operations by obtaining additional financial resources, including an equity offering or other strategic transaction, management do not expect to have sufficient available cash and cash equivalents to continue the Company’s operations for the next 12 months as a going concern.

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 14, 2022.

Recent Accounting Pronouncements Adopted in the Nine-Month Period Ended July 31, 2022

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2022.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 16 – Commitments and Contingencies to the Company’s financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021.

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

On August 31, 2022, the Company and its subsidiary, Minera Metalin, entered into a termination agreement (the “Termination Agreement”) with South32 pursuant to which agreement the parties will terminate that the South32 Option Agreement, dated as of June 1, 2018 and amended on March 20, 2019, among the Company, Minera Metalin, South32, and Contratistas, which merged with an into Minera Metalin on August 26, 2021. As a condition precedent to the termination of the Option Agreement, and as reimbursement for project-related costs and expenditures incurred or expected to be incurred in relation to the Option Agreement, South32 must pay Silver Bull $518,000 in cash. Pursuant to the Termination Agreement, upon termination of the Option Agreement, Silver Bull and Minera Metalin will release South32, and South32 will release Silver Bull and Minera Metalin, from any claims, including in relation to their respective obligations arising from the Option Agreement.

The Option Agreement has been under a force majeure since October 11, 2019 due to an ongoing blockade of the Sierra Mojada property located in Coahuila, Mexico, by a cooperative of local miners, Mineros Norteños.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

4.1	Description of Capital Stock	10-Q	03/16/2022	4.1

10.1+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/23/2022	10.1

10.2+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/23/2022	10.2

10.3+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/23/72022	10.3

10.4+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/23/2022	10.4

10.5+	Amended to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/23/2022	10.1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document	X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).	X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2022, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 12, 2022	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 12, 2022	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

