Form 10-K
period 2022-10-31
SILVER BULL RESOURCES, INC.
filed 2023-01-26
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

777 Dunsmuir Street, Suite 1605

Vancouver, B.C. V7Y 1G6

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

Yes ☐ No  ☒

As of January 26, 2023, there were 35,055,652 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $6.7 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2022 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SILVER BULL RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

The terms “Silver Bull,” “Company,” “we,” “us,” and “our” are used to refer to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires. Technical terms have been included that are important to an understanding of the business under “Glossary of Common Terms” at the end of this section. Throughout this document statements are made that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. Words used such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include statements regarding the following, among other things:

  The sufficiency of existing cash resources to enable the Company to continue operations for the next 12 months as a going concern;
  Prospects of entering the development or production stage with respect to any of the Company’s projects;
  The planned activities at the Sierra Mojada Project in 2023 and beyond;
  Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC S-K 1300-compliant mineral reserves;
  The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
  The ability to obtain and hold additional concessions in the Sierra Mojada Project area;
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
  The impact of recent accounting pronouncements on the Company’s financial position, results of operations or cash flows and disclosures;
  The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or the Company’s activities;
  The Company’s ability to raise additional capital and/or pursue additional strategic options, and the potential impact on its business, financial condition and results of operations of doing so or not;
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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties and actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in this Annual Report on Form 10-K, including:

  Termination of the South32 Option Agreement;
  The Company’s ability to obtain additional financial resources on acceptable terms to (i) conduct exploration activities and (ii) maintain general and administrative expenditures at acceptable levels;
  The Company’s ability to acquire additional mineral properties or property concessions;
  Results of future exploration at the Sierra Mojada Project;
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
  Volatility in the Company’s stock price;
  The Company’s inability to obtain required permits;
  Competitive factors, including exploration-related competition;
  Timing of receipt and maintenance of government approvals;
  Unanticipated title issues;
  Changes in tax laws;
  Changes in regulatory frameworks or regulations affecting the Company’s activities;
  The Company’s ability to retain key management, consultants and experts necessary to successfully operate and grow its business; and
  Political and economic instability in Mexico and other countries in which the Company conducts its business, and future potential actions of the governments in such countries with respect to nationalization of natural resources or other changes in mining or taxation policies.

These factors are not intended to represent a complete list of the general or specific factors that could affect the Company.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Undue reliance should not be placed on these forward-looking statements.

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known mineral reserves and cannot be expected to have known mineral reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable mineral reserves. There can be no assurance that the Company’s concessions contain proven and probable mineral reserves and investors may lose their entire investment. See the “Risk Factors” section below.

Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources

Silver Bull is a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, it is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and its shares of common stock are listed on the Toronto Stock Exchange (the “TSX”) and trade on the OTCQB marketplace. However, because Silver Bull is a reporting issuer in Canada, certain prior regulatory filings required in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, may differ from the requirements of subpart 1300 of Regulation S-K, as defined in the Glossary of Technical Terms (“S-K 1300”). Thus, resource information contained, or incorporated by reference, in the Company’s Canadian filings, and in the documents incorporated by reference therein, may not be comparable to similar information disclosed by companies reporting mineral reserve and mineral resource information under S-K 1300.

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and CIM standards. Pursuant to S-K 1300, the SEC now recognizes estimates of “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources.” In addition, the SEC has amended its definitions of “proven mineral reserves” and “probably mineral reserves” to be substantially similar to the corresponding standards of the CIM.

Investors are cautioned that while terms are substantially similar to CIM standards, there are differences in the definitions and standards under S-K 1300 and the CIM standards. Accordingly, there is no assurance any mineral reserves or mineral resources that the Company may report as “proven reserves”, “probable reserves”, “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” under NI 43-101 will be the same as the reserve or resource estimates prepared under the standards adopted under S-K 1300.

Investors are also cautioned that while the SEC now recognizes “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources”, investors should not assume that any part or all of mineral deposits in these categories will ever be converted into reserves. Mineralization described using these terms has a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “measured mineral resource,” “indicated mineral resource” or “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our Chief Executive Officer and Director, Timothy Barry and our Director, David Underwood. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this annual report on Form 10-K.

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

Mineral Reserves

An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral Resource

A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Tonne	A metric ton which is equivalent to 2,204.6 pounds.

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, the Company’s name was changed to Metalline Mining Company (“Metalline”). On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company has not realized any revenues from its planned operations, and is considered an exploration stage company. The Company has not established any reserves with respect to its exploration projects and may never enter into the development stage with respect to any of its projects.

The Company is engaged in the business of mineral exploration. It currently owns a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico. Operations are conducted in Mexico through the Company’s wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), and Minas de Coahuila SBR S.A. de C.V (“Minas”).

In April 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of Silver Bull. Dome has a wholly-owned subsidiary, Dome Asia Inc. (“Dome Asia”), which is incorporated in the British Virgin Islands.

On June 5, 2015, the Company announced its decision to voluntarily delist its shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, the Company’s shares began trading on the OTCQB marketplace operated by OTC Markets Group. The Company’s shares of common stock continue to trade on the TSX.

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which the Company had the exclusive right and option (the “Beskauga Option”) to acquire CB’s right, title and 100% interest in the Beskauga property located in Kazakhstan (the “Beskauga Property”), which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). The transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, Silver Bull transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras. On September 24, 2021, Silver Bull distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company. The financial results of Arras are included in the Company’s consolidated statement of operations for the period from February 5, 2021 to September 24, 2021, the date of the Distribution.

The Company’s efforts and expenditures have been and are expected to be concentrated in the exploration of properties, principally the Sierra Mojada property located in Coahuila, Mexico (the “Sierra Mojada Property”). Silver Bull has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the Company’s ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

South32 Option Agreement

On June 1, 2018, the Company’s subsidiaries Minera Metalin and Contratistas entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin and Contratistas (the “South32 Option”).

On October 11, 2019, the Company and subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), all work was halted on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact the Company and subsidiary Minera Metalin’s ability to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company.  South32 paid $518,000 to the Company as a final payment for the exploration costs occurred by the Company during the blockade and released South32 from all claims as the date of termination.

As of January 26, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

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

The Sierra Mojada Project site is situated to the south of the village of Esmeralda, on the northern side of a major escarpment that forms the northern margin of the Sierra Mojada range. In general, the site is approximately 1,500 meters above sea level. The project is accessible by paved road from the city of Torreon, Coahuila, which lies approximately 250 kilometers to the south. Esmerelda is served by a rail spur of the Coahuila Durango railroad. There is an airstrip east of Esmeralda, although its availability is limited, and another airstrip at the nearby Peñoles plant, which the Company can use occasionally. The Sierra Mojada District has high voltage electric power supplied by the national power company, Comisión Federal de Electricidad, C.F.E., and is supplied water by the municipality of Sierra Mojada. Although power levels are sufficient for current operations and exploration, future development of the project, if any, may require additional power supplies to be sourced.

Sierry Mojada Project facilities in Mexico include offices, accommodation for employees, workshops, warehouse buildings and exploration equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico.

The map below shows the location of the Sierra Mojada Project:

The map below shows the concessions of the Sierra Mojada Project:

Sierra Mojada Concessions
Silver Bull Licences
Other Licences
0
4
8
kilometers
N

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

It is estimated that over 45 mines have produced ore from underground workings throughout the approximately five kilometers by two-kilometer area that comprises the Sierra Mojada District. It is estimated that since its discovery in 1879, the Sierra Mojada District has produced approximately 10 million tons of silver, zinc, lead and copper ore. The Sierra Mojada District does not have a mill to concentrate ore, and all mining conducted thus far has been limited to selectively mined ore of sufficient grade to direct ship to smelters. The Company believes that mill-grade mineralization that was not mined remains available for extraction. No mining operations are currently active within the area of the Sierra Mojada District, except for a dolomite quarry by Peñoles near Esmeralda.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 20 concessions consisting of 6,496 hectares (about 16,052 acres). The Company periodically obtains additional concessions in the Sierra Mojada Project area, and whether it will continue to hold these additional concessions will depend on future exploration work and exploration results and its ability to obtain financing. As in prior years, the Company continually assesses its concession ownership, and may terminate its rights to certain concessions holdings.

Each mining concession enables Silver Bull to explore the underlying concession in consideration for the payment of a semi-annual fee to the Mexican government and completion of certain annual assessment work. Annual assessment work in excess of statutory annual requirements can be carried forward and applied to future periods.

Ownership of a concession provides the owner with exclusive exploration and exploitation rights to all minerals located on the concessions, but does not include the surface rights to the real property. Therefore, the Company will need to negotiate any necessary agreements with the appropriate surface landowners if it is determined that a mining operation is feasible for the concessions. The Company owns surface rights to five lots in the Sierra Mojada Property (Sierra Mojada lot #1, #3, #4, #6 and #7) but anticipates that it will be required to obtain additional surface rights if it is determined that a mining operation is feasible.

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

The geology of the Sierra Mojada District is composed of a Cretaceous limestone and dolomite sequence sitting on top of the Jurassic “San Marcos” red sediments. This sedimentary sequence was subsequently intruded by Tertiary volcanics, which are considered to be responsible for the mineralization seen at Sierra Mojada. Historical mines are dry, and the rocks are competent for the most part. The Company believes that the thickness and attitude of the mineral resources could potentially be amenable to high volume mechanized mining methods and low-cost production.

Sierra Mojada Technical Report Summary (2023)

On January 24, 2023, Archer, Cathro & Associates (1981) Limited and Timothy Barry delivered a technical report summary (the “Sierra Mojada 2023 TRS”) on the silver and zinc mineralization at the Sierra Mojada Project in accordance with subpart 1300 of Regulation S-K. The Sierra Mojada 2023 TRS supersedes the prior mineral resources estimate released by the Company on October 30, 2018. The Sierra Mojada 2023 TRS includes an update on the silver and zinc mineralization which was estimated from 1,336 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return (“NSR”) economic cut-off, the Sierra Mojada 2023 TRS indicates mineral resources in the optimized pit of 70.4 million tonnes at an average silver grade of 38.6 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. The Sierra Mojada Report used a $13.50/tonne NSR cut-off grade and assumed a silver price of $18.00/ounce and a zinc price of $1.20/pound based on a five year average.

Sampling, Analysis, Quality Control and Security

The Company’s activities conform to mining industry standard practices and follow the Best Practices Guidelines of the Canadian Institute of Mining, Metallurgy, and Petroleum (CIM). Sampling is directed and supervised by trained and experienced geologists. Drill core and other samples are processed and logged using industry standard methods. Standard samples, duplicates and blanks are periodically entered into the stream of samples submitted for assays, and campaigns of re-sampling and duplicate analyses and round-robin inter-laboratory validations are conducted periodically. ALS Chemex – Vancouver (“ALS Chemex”) laboratory is the Company’s independent primary laboratory. ALS Chemex is ISO 9001:2000 certified. All analytical results that are used in resource models are exclusively from the independent primary laboratory.

Silver Bull’s consultants perform technical audits of its operations, including a formal quality assurance/quality control (“QA/QC”) program, and recommend improvements as needed. A systematic program of duplicate sampling and assaying of representative samples from previous exploration activities was completed in 2010 under the direction and control of the Company’s consultants. Results of this study acceptably confirm the values in the project database used for resource modeling.

The Company formerly operated a sample preparation and an analytical laboratory at the project that prepared samples for shipment, performed QA/QC analyses to ensure against cross-contamination of samples during preparation and removed most low-value samples from the flow to the primary laboratory. For cost and other reasons, the internal laboratory has been shut down.

Prior Exploration Activities

Exploration efforts have been focused on two primary locations: the Silver Zone and the Zinc Zone. As further described below, various exploration activities have been conducted at the Sierra Mojada Project; however, to date, the Company has not established any reserves, and the project remains in the exploration stage and may never enter the development stage.

Prior to 2008, exploration efforts largely focused on the Zinc Zone with surface and underground drilling. In fiscal year 2009, exploration activities were scaled back and administrative costs were reduced to conserve capital while the Company tried to secure additional sources of capital resources.

After closing the transaction with Dome in April 2010, exploration activities at Sierra Mojada primarily focused on the Silver Zone, which lies largely at surface. By the end of calendar 2018, approximately 101,000 meters of diamond drilling from surface and 10,000 meters of underground drilling had been completed.

The silver contained within the Silver Zone is seen primarily as silver halide minerals. The zinc contained within the Zinc Zone is contained mostly in the mineral hemimorphite and, to a lesser amount, in the mineral smithsonite.

2023 Exploration Activities

In January 2023, the Company’s board of directors approved an exploration budget for the Sierra Mojada Property of $0.3 million and $0.7 million for general and administrative expenses for calendar year 2023. Due to the blockade by Mineros Norteños previously mentioned under the “South32 Option Agreement” section of this Form 10-K, all work at the Sierra Mojada Property remains halted.

2022 Drilling

During the year ended October 31, 2022, no drilling was conducted as the drilling program remained halted due to the continuing blockade.

Airborne Geophysics

Between September 2018 and November 2018, a 5,297 line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey was completed over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

2023 Exploration Program

The focus of the 2023 calendar year exploration program on the Sierra Mojada Property will be to resolve the blockade and maintain property concessions. The continued exploration of the Sierra Mojada Property ultimately will require the Company to raise additional capital, identify other sources of funding or identify a strategic partner.

Metallurgical Studies

In May 2015, a selection of high-grade zinc material samples were shipped to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

In addition, a metallurgical program was previously conducted to test the recovery of (i) the silver mineralization using the agitation cyanide leach method and (ii) the zinc mineralization using the SART process (sulfidization, acidification, recycling, and thickening). The test work on the Silver Zone focused on cyanide leach recovery of the silver using “Bottle Roll” tests to simulate an agitation leach system and to determine the recovery of (A) low-grade zinc that occurs in the Silver Zone and (B) high-grade zinc from the Zinc Zone that had been blended with mineralization from the Silver-rich Zone to the leach solution. The silver was recovered from the cyanide leach solution using the Merrill Crowe technique, and the zinc was recovered from the leach solution using the SART process. The SART process is a metallurgical process that regenerates and recycles the cyanide used in the leaching process of the silver and zinc and allows for the recovery of zinc that has been leached by the cyanide solution. The results showed an overall average silver recovery of 73.2%, with peak values of 89.0% and an overall average zinc recovery of 44% in the Silver Zone.

Mineral Resources

Under S-K 1300, a mineral resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A mineral resource is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.” More information supporting assumptions, methodologies, and procedures can be found in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K.

Sierra Mojada - Summary of Silver and Zinc Mineral Resources at the End of the Fiscal Year Ended October 31, 2022 Based on $18.00/oz Silver and $1.20/lb Zinc

		Grade			Contained Metal		Cut-off	Metallurgical Recovery
	Tonnes (Mt)	Ag (g/t)	Zn (%)	NSR (%/t)	Ag (Moz)	Zn (Mlbs)	NSR ($/t)	Ag	Zn
Measured Mineral Resources	52.0	39.2	4.0%	$44.3	65.5	4,589.3	$13.50	73.2%	44%
Indicated Mineral Resources	18.4	37.0	1. 9%	$27.3	21.9	764.6	$13.50	73.2%	44%
Measured + Indicated Mineral Resources	70.4	38.6	3.4%	$39.8	87.4	5,353.9	$13.50	73.2%	44%
Inferred Mineral Resources	0.1	8.8	6.4%	$52.3	0.02	10.7	$13.50	73.2%	44%

1)	S-K 1300 definitions were followed for the Mineral Resource.
2)	The Mineral Resource is reported within a conceptual pit-shell using an NSR cut-off value of US$13.50/tonne.
3)	Mineral Resources are not reserves and do not demonstrate economic viability.
4)	Tonnages are reported to the nearest 100,000 tonne. Grades are rounded to the nearest decimal place
5)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade, and contained metal.
6)	Tonnages and grades are as reported directly from block model; with mined out areas removed.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2022 to December 31, 2022 the price of silver ranged from a low of $17.77 per troy ounce to a high of $26.17 per troy ounce, and from January 1, 2022 to December 31, 2022 the price of zinc ranged from a low of $2,967 per tonne to a high of $4,360 per tonne. Silver and zinc prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks faced are discussed further in the “Risk Factors – Risks Related to the Company’s Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2022, the closing price of silver was $19.17 per troy ounce. On October 31, 2022, the closing price of zinc was $2,967 per tonne.

	Silver (per troy ounce)
Year	High	Low
2015	$18.23	$13.71
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00
2021	$29.58	$21.52
2022	$26.17	$17.77

	Zinc (per tonne)
Year	High	Low
2015	$2,281	$1,528
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903
2021	$3,399	$2,705
2022	$4,360	$2,967

Competition

The mining industry is highly competitive. Silver Bull competes with other mining and exploration companies in the acquisition and exploration of mineral properties. There is competition for a limited number of mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than the Company does. As a result, there may be difficulty acquiring attractive exploration properties, staking claims related to the Company’s properties and exploring properties. The Company’s competitive position depends upon its ability to successfully and economically acquire and explore new and existing mineral properties.

Government Regulation

Mineral exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Similarly, if any of the Company’s properties are developed and/or mined, those activities are also subject to significant governmental regulation and oversight. Silver Bull plans to obtain the licenses, permits and other authorizations currently required to conduct its exploration programs. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests held in Mexico.

Environment Regulations

The Company’s activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Silver Bull intends to conduct business in a way that safeguards public health and the environment and is in compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Mexico could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

During fiscal year 2022, Silver Bull had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

Silver Bull has four employees, all of whom work full time. Minera Metalin, its wholly-owned operating subsidiary in Mexico, currently has one full-time employee.

Corporate Offices

Silver Bull’s corporate office is located at 777 Dunsmuir Street, Suite 1605, Vancouver, British Columbia, Canada V7Y 1G6, telephone number is (604) 687-5800.

Available Information

The Company maintains a website at http://www.silverbullresources.com. The information on the website is not incorporated by reference in this Annual Report on Form 10-K. The Company makes available on or through its website certain reports and amendments to those reports that are filed with or furnished to the SEC in accordance with the Exchange Act. Readers may also obtain this information from the SEC’s website, http://www.sec.gov.

Item 1A.	RISK FACTORS

A purchase of the Company’s securities involves a high degree of risk. The Company’s business or operating or financial condition could be harmed due to any of the following risks. Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold securities of the Company. In addition, investors should note that the risks described below are not the only risks facing the Company. Additional risks not presently known to the Company, or risks that do not seem significant today, may impair business operations in the future. Readers should carefully consider the risks described below, as well as the other information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein, before making a decision to invest in securities of the Company.

Risk factors are grouped into the following categories:

  Risks Relating to the Company’s Business;
  Risks Relating to the Mineral Exploration Industry; and
  Risks Relating to the Company’s Common Stock;

RISKS RELATING TO THE COMPANY’S BUSINESS:

There is substantial doubt about whether the Company can continue as a going concern.

To date, the Company has earned no revenues and has incurred accumulated net losses of $137,394,000. In addition, the Company has limited financial resources. As of October 31, 2022, the Company had cash and cash equivalents of $887,000 and working capital of $620,000. Therefore, continuation as a going concern is dependent upon achieving a future financing or a strategic transaction. However, there is no assurance that the Company will have the ability to be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, in the event that the Company cannot obtain additional financial resources, or achieve profitable operations, it may have to liquidate its business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Continued operations are dependent on the ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

The Company may have difficulty meeting its current and future capital requirements.

The Company’s management and the board of directors monitor overall costs and expenses and, if necessary, adjust programs and planned expenditures in an attempt to ensure that the Company has sufficient operating capital. The Company continues to evaluate its costs and planned expenditures for its ongoing exploration efforts at the Sierra Mojada Project. As of October 31, 2022, the Company had cash and cash equivalents of $887,000. Even with the successful additional financial resources, the continued exploration and possible development of the Sierra Mojada Project will require significant amounts of additional capital. If the Company is unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, it will need to reorganize or significantly reduce its operations, which may result in an adverse impact on the Company’s business, financial condition and exploration activities. The Company does not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and the Company believes that securing credit for these projects may be difficult. Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.

The Company is an exploration stage mining company with no history of operations.

The Company is an exploration stage enterprise engaged in mineral exploration in Mexico. The Company has a very limited operating history and is subject to all the risks inherent in a new business enterprise. As an exploration stage company, it may never enter the development and production stages. To date, the Company has had no revenues and have relied upon equity financing, South32 funding and sale of investments to fund its operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company operates and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

The Company has no commercially mineable ore body.

No commercially mineable ore body has been delineated on the Sierra Mojada Project, nor have the Company’s properties been shown to contain proven or probable mineral reserves. Investors should not assume that the projections contained in the Sierra Mojada Report will ever be realized. The Company cannot guarantee that any mineral deposits identified on the Sierra Mojada Project will qualify as an ore body that can be legally and economically exploited or that any particular level of recovery of silver, zinc or other minerals from discovered mineralization will in fact be realized. Most exploration projects do not result in the discovery of commercially mineable ore deposits. Even if the presence of reserves is established at a project, the legal and economic viability of the project may not justify exploitation.

Mineral resource estimates may not be reliable.

There are numerous uncertainties inherent in estimating quantities of mineral resources such as silver, zinc, lead, and copper, including many factors beyond the Company’s control, and no assurance can be given that the recovery of mineral resources will be realized. In general, estimates of mineral resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

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

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times may vary substantially. As such, there is significant uncertainty in any mineral resource estimate, and actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates.

The Company’s business plan is highly speculative, and its success largely depends on the successful exploration of the Sierra Mojada concessions.

The Company’s business plan is focused on exploring the Sierra Mojada concessions to identify reserves and, if appropriate, to ultimately develop each property. Although the Company has reported mineral resources on the Sierra Mojada Project, it has not established any reserves and remains in the exploration stage. The Company may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

The Sierra Mojada Project is subject to all of the risks inherent in mineral exploration and development. The economic feasibility of any mineral exploration and/or development project is based upon, among other things, estimates of the size and grade of mineral reserves, proximity to infrastructures and other resources (such as water and power), anticipated production rates, capital and operating costs, and metals prices. To advance from an exploration project to a development project, the Company will need to overcome various hurdles, including completing favorable feasibility studies, securing necessary permits, and raising significant additional capital to fund activities. There can be no assurance that the Company will be successful in overcoming these hurdles. Because of the Company’s focus on the Sierra Mojada Project and its proximity to Torreon, Mexico, the success of its operations and profitability may be disproportionately exposed to the impact of adverse conditions unique to the region.

Due to the Company’s history of operating losses, it is uncertain that it will be able to maintain sufficient cash to accomplish its business objectives.

During the fiscal years ended October 31, 2022 and 2021 the Company incurred net losses of $3,168,000 and $2,448,000 respectively. At October 31, 2022, the Company had stockholders’ equity of $5,867,000 and cash and cash equivalents of $887,000. Significant amounts of capital will be required to continue to explore and potentially develop the Sierra Mojada concessions. The Company is not engaged in any revenue producing activities, and does not expect to be in the near future. Currently, potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of the Company’s interests in its assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to it, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of the projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

Exploration activities require significant amounts of capital that may not be recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that the Company’s activities will ultimately lead to an economically feasible project or that it will recover all or any portion of its investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further exploration efforts. The cost of minerals exploration is often uncertain, and cost overruns are common. Drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company’s control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services.

The Company’s financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and each of the Mexican peso (“$MXN”) and the Canadian dollar (“$CDN”) given its focus on the Sierra Mojada Project in Mexico and the corporate office in Vancouver, Canada.

The Company’s financial condition is affected in part by currency exchange rates, as portions of its exploration costs in Mexico and general and administration costs in Canada are denominated in the local currency. A weakening U.S. dollar relative to the $MXN and $CDN will have the effect of increasing exploration costs and general and administration costs while a strengthening U.S. dollar will have the effect of reducing exploration costs and general and administration costs. The exchange rates between the $CDN and the U.S. dollar and between the $MXN and U.S. dollar have fluctuated widely in response to international political conditions, general economic conditions and other factors beyond the Company’s control.

The Company’s success depends on developing and maintaining relationships with local communities and other stakeholders.

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding its operations and other stakeholders in its operating locations. The Company believes that its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development. In addition, the Company seeks to maintain its partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, sponsorships and donations. Notwithstanding ongoing efforts, local communities and stakeholders can become dissatisfied with the Company’s activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against the Company, such as the blockade by Mineros Norteños that caused the halt of all work on the Sierra Mojada Property. Any such occurrences, including the blockade, could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

The Company shares certain key officers and directors with Arras, which means that those officers do not devote their full time and attention to its affairs, and the overlap may give rise to conflicts of interest.

The Company’s Chief Executive Officer, Timothy Barry, President, Darren Klinck, and Chief Financial Officer, Christopher Richards also serve as Chief Executive Officer, President, , and Chief Financial Officer of Arras, respectively. As a result, the Company’s executive officers do not devote their full time and attention to the Company’s affairs. There may be circumstances in which the Company’s executive officers are compelled to spend a significant portion of their time and attention to Arras’ affairs, which may mean that they are unable to devote sufficient time to the Company’s affairs. Furthermore, the Company’s Chairman, Brian Edgar, also serves as Chairman of Arras, and three members of the board of directors (including Timothy Barry and Brian Edgar) are also directors of Arras. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, conflicts may arise if there are issues or disputes under commercial arrangements that may exist between Arras and the Company. Any failure of the directors or officers of the Company to address these conflicts in an appropriate manner or to allocate opportunities that they become aware of to the Company could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

The Company needs and relies upon key personnel.

Presently, the Company employs a limited number of full-time employees, utilizes outside consultants, and in large part relies on the efforts of its officers and directors. Success will depend, in part, upon the ability to attract and retain qualified employees. In particular, the Company has only three executive officers: Timothy Barry, Darren Klinck and Christopher Richards, and the loss of the services of any of these would adversely affect the Company’s business.

The Company is exposed to information systems and cybersecurity risks.

The Company’s information systems (including those of any of its counterparties) may be vulnerable to the increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deception. The Company’s operations depend, in part, on how well it and its counterparties protect networks, equipment, information technology systems and software against damage from threats. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. There can be no assurance that the Company or its counterparties will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

The Company’s operations may be disrupted, and its financial results may be adversely affected, by global outbreaks of contagious diseases, including the coronavirus (COVID-19) pandemic.

Global outbreaks of contagious diseases, including the December 2019 outbreak of a strain of coronavirus (COVID-19), have the potential to significantly and adversely impact the Company’s operations and business. On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic. Pandemics or disease outbreaks such as the COVID-19 outbreak may have a variety of adverse effects on the Company’s business, including by depressing commodity prices and the market value of its securities and limiting the ability of management to meet with potential financing sources. The spread of COVID-19 has had, and continues to have, a negative impact on the financial markets, which may impact the Company’s ability to obtain additional financing in the near term. A prolonged downturn in the financial markets could have an adverse effect on the Company’s business, results of operations and ability to raise capital.

RISKS RELATING TO THE MINERAL EXPLORATION INDUSTRY:

There are inherent risks in the mineral exploration industry.

The Company is subject to all of the risks inherent in the minerals exploration industry, including, without limitation, the following:

  competition from a large number of companies, most of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;
  the possible inability to raise enough money to pay the fees and taxes and perform the labor necessary to maintain the Company’s concessions in good status;
  exploration for minerals is highly speculative, involves substantial risks and is frequently unproductive, even when conducted on properties known to contain significant quantities of mineralization, and the Company’s exploration projects may not result in the discovery of commercially mineable deposits of ore;
  the probability of an individual prospect ever having reserves that meet the requirements for reporting under S-K 1300 is remote, and any funds spent on exploration may be lost;
  the Company’s operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls, and it may not be able to comply with these regulations and controls; and
  a large number of factors beyond the Company’s control, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

Metals prices are subject to extreme fluctuation.

The Company’s activities are influenced by the prices of commodities, including silver, zinc, lead, copper and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company’s control, including interest rates, expectations for inflation, speculation, currency values (in particular, the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal-producing regions of the world.

The Company’s ability to establish reserves through its exploration activities, its future profitability and long-term viability depend, in large part, on the market prices of silver, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond the Company’s control, including:

  global or regional consumption patterns;
  supply of, and demand for, silver, zinc, lead, copper and other metals;
  speculative activities and producer hedging activities;
  expectations for inflation;
  political and economic conditions; and
  supply of, and demand for, consumables required for production.

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the value of the Company’s properties, make it more difficult to raise additional capital, and make it uneconomical for it to continue its exploration activities.

There are inherent risks with foreign operations.

The Company’s business activities are primarily conducted in Mexico, and as such, its activities are exposed to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions (including, potential instability if the United States withdraws from the United States-Mexico-Canada Agreement), currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Changes, if any, in mining or investment policies or shifts in political attitude in Mexico may adversely affect the Company’s exploration and possible future development activities. The Company may also be affected to varying degrees by government regulations with respect to, but not limited to, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on the Company’s operations. In addition, legislation in the United States, Canada or Mexico regulating foreign trade, investment and taxation could have a material adverse effect on the Company’s financial condition.

The Sierra Mojada Project is located in Mexico and is subject to varying levels of political, economic, legal and other risks.

The Sierra Mojada Project is in Mexico. In the past, Mexico has been subject to political instability, changes and uncertainties that have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for the Company to obtain any required financing for the Sierra Mojada Project or other projects in Mexico in the future. The Sierra Mojada Project is also subject to a variety of governmental regulations governing health and worker safety, employment standards, waste disposal, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.

The Company’s exploration activities in Mexico may be adversely affected to varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to the Sierra Mojada Project. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect the Company’s financial condition. Expansion of the Company’s activities will be subject to the need to obtain sufficient access to adequate supplies of water and assure the availability of sufficient power and surface rights that could be affected by government policy and competing operations in the area.

The Company also has litigation risk with respect to its operations. See Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K for an explanation of material legal proceedings to which Silver Bull or its subsidiaries have been a party.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on the Company’s financial condition. Future changes in applicable laws and regulations or changes in their enforcement or regulatory interpretation could negatively impact current or planned exploration activities with the Sierra Mojada Project or in respect to any other projects in which the Company becomes involved in Mexico. Any failure to comply with applicable laws and regulations, even if inadvertent, could result in the interruption of exploration operations or material fines, penalties or other liabilities.

Title to the Company’s properties may be challenged or defective.

The Company’s future operations, including its activities at the Sierra Mojada Project and other exploration activities, will require additional permits from various governmental authorities. The Company’s operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that the Company will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

The Company attempts to confirm the validity of its rights of title to, or contract rights with respect to, each mineral property in which it has a material interest. However, the Company cannot guarantee that title to its properties will not be challenged. The Sierra Mojada Property may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Sierra Mojada Property that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights (whether successful or unsuccessful), changes to the terms of permits or property rights, or a failure to comply with the terms of any permits or property rights that have been obtained could have a material adverse effect on business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and the Company’s ability to ensure that it has obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, the Company may be unable to operate its properties as permitted or to enforce its rights with respect to its properties. The Company annually monitors the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of its concessions. As of January 2023, and to the best of the Company’s knowledge, there are no such annotations, nor is the Company aware of any challenges from the government or from third parties, except for the matters described in Part I, Item 3 – Legal Proceedings.

In addition, in connection with the purchase of certain mining concessions, Silver Bull agreed to pay a net royalty interest on revenue from future mineral sales on certain concessions at the Sierra Mojada Project, including concessions on which a significant portion of its mineral resources are located. The aggregate amount payable under this royalty is capped at $6.875 million (the “Royalty”), an amount that will only be reached if there is significant future production from the concessions. As noted in Part I, Item 3 (Legal Proceedings), this Royalty is currently the subject of a dispute with a local cooperative. In addition, records from prior management indicate that additional royalty interests may have been created, although the continued applicability and scope of these interests are uncertain. The existence of these royalty interests may have a material effect on the economic feasibility of potential future development of the Sierra Mojada Project.

The Company is subject to complex environmental and other regulatory risks, which could expose it to significant liability and delay and potentially the suspension or termination of exploration efforts.

The Company’s mineral exploration activities are subject to federal, state and local environmental regulations in the jurisdictions where its mineral properties are located. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. No assurance can be given that environmental standards imposed by these governments will not be changed, thereby possibly materially adversely affecting the Company’s proposed activities. Compliance with these environmental requirements may also necessitate significant capital outlays or may materially affect the Company’s earning power.

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

Future changes in environmental regulations in the jurisdictions where the Company’s projects are located may adversely affect its exploration activities, make them prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which the Company currently holds interests, such as the Sierra Mojada Project, or may hold interests in the future, that are unknown to it at present and that have been caused by it or previous owners or operators, or that may have occurred naturally. The Company may be liable for remediating any damage that it may have caused. The liability could include costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

The Company’s industry is highly competitive, attractive mineral properties and property concessions are scarce, and it may not be able to obtain quality properties or concessions.

The Company competes with other mining and exploration companies in the acquisition of mineral properties and property concessions. There is competition for a limited number of attractive mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may have difficulty acquiring quality mineral properties or property concessions.

The Company may face a shortage of water.

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

The Company’s non-operating properties are subject to various hazards.

The Company is subject to risks and hazards, including environmental hazards, possible encounters with unusual or unexpected geological formations, cave-ins, flooding and earthquakes, and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or the destruction of, mineral properties or future production facilities, personal injury or death, environmental damage, delays in exploration activities, asset write-downs, monetary losses and possible legal liability. The Company may not be insured against all losses or liabilities, either because such insurance is unavailable or because it has elected not to purchase such insurance due to high premium costs or other reasons. Although the Company maintains insurance in an amount that it considers to be adequate, liabilities might exceed policy limits, in which event the Company could incur significant costs that could adversely affect its activities. The realization of any significant liabilities in connection with the Company’s activities as described above could negatively affect its activities and the price of its common stock.

RISKS RELATING TO THE COMPANY’S COMMON STOCK:

Further equity financings may lead to the dilution of the Company’s common stock.

In order to finance future operations, the Company may raise funds through the issuance of common stock or the issuance of debt instruments or other securities convertible into common stock. The Company cannot predict the size of future issuances of common stock or the size and terms of future issuances of debt instruments or other securities convertible into common stock or the effect, if any, that future issuances and sales of the Company’s securities will have on the market price of its common stock. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective security holders. Demand for equity securities in the mining industry has been weak; therefore, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing shareholders.

No dividends are anticipated.

At the present time, the Company does not anticipate paying dividends, cash or otherwise, on its common stock in the foreseeable future. Future dividends will depend on the Company’s earnings, if any, its financial requirements and other factors. There can be no assurance that the Company will pay dividends.

The Company’s stock price can be very volatile.

The common stock of the Company is listed on the TSX and trades on the OTCQB. The trading price of the Company’s common stock has been, and could continue to be, subject to wide fluctuations in response to announcements of its business developments, results and progress of its exploration activities at the Sierra Mojada Project, progress reports on its exploration activities, and other events or factors. In addition, stock markets have experienced significant price volatility in recent months and years. This volatility has had a substantial effect on the share prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

  volatility in metal prices;
  political developments in the foreign countries in which its properties are located; and
  news reports relating to trends in the industry or general economic conditions.

These broad market and industry fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

The Company cannot make any predictions or projections as to what the prevailing market price for its common stock will be at any time, including as to whether its common stock will achieve or remain at levels at or near its offering price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Project. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. On March 26, 2021, the Federal Circuit Court issued a final and conclusive resolution, affirming the Federal Appeals Court decision. Despite the judgments in favour of the Company, Mineros Norteños has continued to block access to the facilities at Sierra Mojada since September 2019.  The Company has filed criminal complaints with the State of Coahuila, federal and state authorities have been contacted to intervene and terminate the blockade, and the Company has attempted to negotiate with Mineros Norteños, without resolution to date. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and its Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting it of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. In consultation with the Company’s Mexican legal counsel, the Company believes these judgments are contrary to applicable law. No efforts have been made by the plaintiff to enforce the Appeals Court resolution, and in the event such efforts are undertaken, the Company intends to assert a variety of further defenses. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such it has not accrued any amounts in the consolidated financial statements with respect to this claim.

See Note 16 – Commitments and Contingencies to the Company’s consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2, 2011 to June 28, 2015, Silver Bull’s common stock traded on the NYSE MKT (the predecessor stock exchange to the NYSE American) under the symbol “SVBL.” On June 5, 2015, the Company announced its decision to voluntarily delist its shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, Silver Bull shares began trading on the OTCQB marketplace operated by OTC Markets Group. Since August 26, 2010, the Company’s common stock has been trading on the TSX under the symbol “SVB.”

The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of January 26, 2023, there were 312 holders of record of the Company’s common stock. This does not include persons or entities that hold common stock in brokerage accounts or otherwise in “street name.”

Dividends

The Company has not declared or paid any cash dividends on its common stock during the last two fiscal years. The Company has no plans to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2022, the Company had one formal equity compensation plan under which equity securities were authorized for issuance to its officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. The 2019 Plan was amended by the board of directors in February 2022, and the amendment was approved by shareholders in April 2022 (the “Amended 2019 Plan”). Under the Amended 2019 Plan, the lesser of (i) 15,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2022, there were 355,565     shares reserved for issuance under the Amended 2019 Plan. As of October 31, 2022, options issued under the 2010 Stock Option and Stock Bonus Plan, as amended (the “2010 Plan”), were outstanding to acquire 43,750 shares of common stock. The term of the 2010 Plan expired on or around December 22, 2019. As of October 31, 2022, no additional shares remain available for issuance under the 2010 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its compensation plans as of October 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,193,750 (1)	$0.24	355,565 (2)

Total	3,193,750	$0.24	355,565

(1)	Includes options to acquire 43,750 shares of common stock under the 2010 Plan.
(2)	Includes 355,565 shares of common stock available for issuance under the 2019 Plan.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. The Company’s primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. Operations in Mexico are conducted through the Company’s wholly-owned Mexican subsidiaries, Minera Metalin and Minas. However, as noted above, Silver Bull has not established any reserves at the Sierra Mojada Property, is in the exploration stage and may never enter the development or production stage.

Silver Bull’s corporate office is located at 777 Dunsmuir Street, Suite 1605, Vancouver, British Columbia, Canada V7Y 1G6, telephone number is (604) 687-5800.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), all work was halted on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company.  South32 paid $518,000 to the Company as a final payment for the exploration costs occurred by the Company during the blockade and released South32 from all claims as the date of termination.

As of January 26, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

Goodwill and Possible Other Long-Lived Assets Impairment

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Due to a sustained decrease in the value of the Company’s common stock as a result of the continued blockade at the Sierra Mojada Property, management concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and recorded a goodwill impairment of $2,058,031 in the fiscal year ended October 31, 2022. If the blockade at Sierra Mojada Property continues and the Company’s share price remains depressed, then further impairment of other long-lived assets such as property concessions is possible.

Sierra Mojada Property

In January 2023, the Company’s board of directors approved an exploration budget for the Sierra Mojada Property of $0.3 million and a $0.7 million budget for general and administrative expenses for calendar year 2023. Due to the blockade by Mineros Norteños previously mentioned under the “Recent Developments” section of this Form 10-K, all exploration work remains halted at the Sierra Mojada Property. Until the blockade situation is resolved, the focus of the exploration budget for the Sierra Mojada Property is maintaining the Company’s property concessions.

2022 Drilling

During the year ended October 31, 2022, no drilling was conducted as the drilling program remained halted due to the continuing blockade.

2023 Exploration Program

The focus of the Company’s 2023 calendar year exploration program at the Sierra Mojada Property will be to resolve the blockade and to maintain property concessions in Mexico. Upon resolution of the blockade, the Company will develop and announce an updated exploration program.

Results of Operations

Fiscal Year Ended October 31, 2022 Compared to Fiscal Year Ended October 31, 2021

For the fiscal year ended October 31, 2022, the Company reported a consolidated net loss of $3,168,000 or approximately $0.09 per share, compared to a consolidated net loss of $2,448,000 or approximately $0.07 per share during the fiscal year ended October 31, 2021. The $720,000 increase in the consolidated net loss was primarily due to a $1,414,000 increase in exploration and property holding costs (which was mainly the result of the $2,058,000 goodwill impairment as described in the “Recent Developments” section) which was partially offset by a $615,000 decrease in exploration and property costs, a $1,518,000 decrease in general and administrative expense and a $824,000 decrease in other income in the 2022 fiscal year compared to 2021 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $1,414,000 to $2,392,000 in the 2022 fiscal year from $978,000 in the 2021 fiscal year. This increase was mainly the result of a $2,058,000 goodwill impairment (as described in the “Recent Developments” section) which was partially offset by a $615,000 decrease in exploration and holding costs as the result of costs incurred in connection with the Beskauga Option Agreement in the 2021 fiscal year. There were no comparable expenses in the 2022 fiscal year.

General and Administrative Costs

General and administrative expenses decreased by $1,518,000 to $1,045,000 in the 2022 fiscal year from $2,563,000 in the 2021 fiscal year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $296,000 in the 2022 fiscal year from $492,000 in the 2021 fiscal year. This was mainly due to stock options granted to Silver Bull employees, directors and advisors in the 2022 fiscal year compared to Arras stock options granted to Arras’ employees, directors and advisors in the 2021 fiscal year, while Arras was a subsidiary of the Company.

Personnel costs decreased by $433,000 to $453,000 in the 2022 fiscal year from $886,000 in the 2021 fiscal year. This decrease was mainly due to a decrease in employees’ salaries in the 2022 fiscal year compared to the 2021 fiscal year included the personnel costs related to Arras.

Office and administrative expenses decreased by $146,000 to $235,000 in the 2022 fiscal year from $381,000 in the 2021 fiscal year. This decrease was primarily due to decreased investor relations activities, which in the 2021 fiscal year were incurred in relation to a special meeting of shareholders in December 2020 and the planned distribution of Arras shares to Silver Bull shareholders.

Professional services decreased by $685,000 to $183,000 in the 2022 fiscal year from $868,000 in the 2021 fiscal year. This decrease was mainly due to legal and accounting fees incurred in relation to the special meeting of shareholders in December 2020, the incorporation of Arras and the planned distribution of Arras shares in the 2021 fiscal year.

Directors’ fees decreased by $208,000 to $158,000 in the 2022 fiscal year as compared to $366,000 for the 2021 fiscal year. This decrease was primarily due to a $137,000 decrease in director fees and decrease in stock-based compensation expense to $86,000 in the 2022 fiscal year from $156,000 in the 2021 fiscal year as a result of stock options vesting in the 2022 fiscal year having a lower fair value than stock options vesting in the 2021 fiscal year.

The Company recorded a $14,000 provision for uncollectible VAT for the 2022 fiscal year as compared to a $62,000 provision for uncollectible VAT in the 2021 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

The Company recorded other income of $273,000 in the 2022 fiscal year as compared to other income of $1,097,000 in the 2021 fiscal year. The significant factor contributing to other income in the 2022 fiscal year was a gain of $301,000 from selling Arras common shares and interest income of $6,000, which was offset by a $34,000 foreign currency transaction loss. The significant factor contributing to other income in the 2021 fiscal year was a $1,091,000 unrealized gain of Arras shares held by Silver Bull and $6,000 in foreign currency transaction income.

Material Changes in Financial Condition; Liquidity and Capital Resources

Disposition of Arras Shares

On December 6, 2021, the Company sold 600,000 common shares of Arras at a price of $CDN 1.00 per share for proceeds of $469,484 ($CDN 600,000).

On June 15, 2022, the Company sold its remaining 852,262 common shares of Arras at a price of $CDN 1.50 per share for gross proceeds of $994,704 ($CDN 1,278,393), incurring broker costs of $30,075 in relation to the sale.

Termination of South32 Option Agreement

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company. During the 2022 fiscal year, Silver Bull received a payment from South32 in the amount of $518,000 as reimbursement for costs incurred during the force majeure period.

Cash Flows

During the 2022 fiscal year, cash and cash equivalents were primarily utilized to fund general and administrative expenses and exploration activities at the Sierra Mojada Property.

In addition, the Company received $518,000 from South32 and net proceeds of $1,434,000 from the sale of Arras common shares. As a result of the funding from South32 and the proceeds received from the sale of Arras common shares, which were partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $190,000 at October 31, 2021 to $887,000 at October 31, 2022.

Cash flows used in operations for the 2022 fiscal year were $1,255,000 as compared to $1,685,000 for the 2021 fiscal year. The decrease was mainly due to due diligence and exploration activities at the Beskauga Property in relation to the Beskauga Option Agreement in the 2021 fiscal year and decreased general and administrative expenses, which were offset by the timing of certain payments.

Cash flows provided by investing activities for the 2022 fiscal year were net proceeds of $1,434,000 from the sale Arras common shares. Cash flows used in investing activities for the 2021 fiscal year were $2,516,000, which included $1,928,000 for loans made to Ekidos Minerals LLP, $505,000 cash and cash equivalents that were for the deconsolidation of Arras and $82,000 for the purchase of equipment.

Cash flows provided by financing activities for the 2022 fiscal year were $518,000 as compared to $2,531,000 in the 2021 fiscal year. The cash flows provided by financing activities in the 2022 fiscal year were due to funding from South32. The cash flows provided by financing activities in the 2021 fiscal year was due to the 2021 Silver Bull Private Placement, the Arras private placement, the second tranche of 2020 Silver Bull Private Placement , funding from South32 and a Canada Emergency Business Account loan.

Capital Resources

As of October 31, 2022, the Company had cash and cash equivalents of $887,000 as compared to cash and cash equivalents of $190,000 as of October 31, 2021. The increase in liquidity was primarily the result of the proceeds from the sale of investments and funding from South32, which were partially offset by exploration activities and property holding costs at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $137,394,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from South32 as the primary sources of financing to fund operations. Based on the limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

Capital Requirements and Liquidity; Need for Additional Funding

The Company’s management and board of directors monitor overall costs, expenses, and financial resources and, if necessary, will adjust planned operational expenditures in an attempt to ensure that the Company has sufficient operating capital. The Company continues to evaluate its costs and planned expenditures, including its Sierra Mojada Property as discussed below.

The continued exploration of the Sierra Mojada Property will require significant amounts of additional capital. In January 2023, the board of directors approved an exploration budget for the Sierra Mojada Property of $0.3 million and $0.7 million for general and administrative expenses for calendar year 2023. As of December 31, 2022, the Company had approximately $0.8 million   in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately will require the Company to raise additional capital, identify other sources of funding or identify a strategic partner.

The Company will continue to evaluate its ability to obtain additional financial resources, and will attempt to reduce or limit expenditures on the Sierra Mojada Property as well as general and administrative costs if it is determined that additional financial resources are unavailable or available on terms that it determines are unacceptable. However, it may not be possible to reduce costs, and even if the Company is successful in reducing costs, it still may not be able to continue operations for the next 12 months as a going concern. If the Company is unable to fund future operations by obtaining additional financial resources or through public or private offerings of equity, it does not expect to have sufficient available cash and cash equivalents to continue its operations for the next 12 months as a going concern. Debt or equity financing may not be available on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If the Company is unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, its business, financial condition and results of operations will be adversely impacted.

Off-Balance Sheet Arrangements

There are no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its shareholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2022

On November 1, 2020, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Updated (“ASU”) 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU is effective for interim and annual periods beginning after December 15, 2020. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the present or future consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements. These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. The Company evaluates its policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the audit committee of the board of directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. The Company’s consolidated financial statements may differ based upon different estimates and assumptions.

Significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. The Company believes that these consolidated financial statements include the most likely outcomes with regard to amounts that are based on management’s judgment and estimates. The consolidated financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. If estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company believes that the following accounting policies are critical to the preparation of its consolidated financial statements due to the estimation process and business judgment involved in their application:

Principles of Consolidation – South32 Option Agreement

The Company consolidated entities in which it had a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company managed the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporations Minera Metalin.

The Company determined that Minera Metalin was a variable interest entity and it was the primary beneficiary.

Management had applied judgment in reaching its conclusion with respect to accounting for the South32 Option Agreement with South32, described in Note 3 to the consolidated financial statements. Under the South32 Option Agreement, South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin (the “South32 Option”). Management had determined that the South32 Option Agreement did not result in the transfer of control of the Sierra Mojada Project to South32 and that the South32 Option Agreement represented non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost was expensed when the associated exploration activity occurred. The share-based payments had been classified as equity instruments and valued based on the fair value of consideration received, as it was more reliably measurable than the fair value of the equity interest. In the event the South32 Option was exercised and shares were issued prior to a decision to develop a mine, such shares would have been classified as temporary equity as they would have been contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of us or South32 and which were not probable. No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups. In estimating future cash flows, the Company estimates the price that would be received to sell an asset group in an orderly transaction between market participants at the measurement date. Significant factors that impact this price include the price of silver and zinc, and general market conditions for exploration companies, among other factors.

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Annual goodwill impairment testing is performed on April 30th of each fiscal year.

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

The asset and liability method of accounting for income taxes is followed. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. The tax benefit from uncertain tax positions is recognized only if it is at least “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2022 and October 31, 2021 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Stock-Based Compensation

The Black-Scholes pricing model is used as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants. The expected term of the options is based upon an evaluation of historical and expected future exercise behavior. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. Volatility is determined based upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as Silver Bull has not paid dividends nor does it anticipate paying any dividends in the foreseeable future. The graded vesting attribution method is used to recognize compensation costs over the requisite service period.

Cumulative compensation cost associated with options on subsidiary equity are classified as additional paid-in capital until exercised.

Foreign Currency Translation

During the fiscal years ended October 31, 2022 and October 31, 2021, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2022 and October 31, 2021, Silver Bull’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Mexican operations are included in the consolidated statements of operations.

Accounting for Loss Contingencies and Legal Costs

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. An accrual for the estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made by the Company if there is at least a reasonable possibility that a loss has been incurred, and either an accrual has not been made or an exposure to loss exists in excess of the amount accrued. In cases where only disclosure of the loss contingency is required, either the estimated loss or a range of estimated loss is disclosed or it is stated that an estimate cannot be made. Legal costs incurred in connection with loss contingencies are considered period costs and accordingly are expensed in the period services are provided.

Investments

Investments comprise an approximately nil and 3% interest in Arras at October 31, 2022 and 2021, respectively. Investments are measured at fair value through profit or loss, with gains or losses from changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2022, the Company has carried out an evaluation under the supervision of, and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2022 , the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)       Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of October 31, 2022, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment using those criteria, management concluded that its internal control over financial reporting as of October 31, 2022 was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2022 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2023 annual meeting of shareholders and is incorporated by reference in this report.

The Company has adopted a Code of Ethics that applies to all directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, and those officers performing similar functions. The full text of the Company’s Code of Ethics can be found on the Corporate Governance page of its website – at http://www.silverbullresources.com/corporate/corporate-governance/. If the board of directors approves an amendment to or waiver from any provision of the Code of Ethics, Silver Bull will disclose the required information pertaining to such amendment or waiver on its website.

Item 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2023 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2023 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2023 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2023 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Silver Bull Resources, Inc.	8-K	04/21/2021	3.1

3.2	Bylaws	10-K	01/14/2011	3.1.2

4.1	Description of Capital Stock	10-Q	03/16/2022	4.1

4.2	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	11/02/2020	10.2

10.1	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	09/03/2021	10.1

10.2+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	06/14/2019	10.2

10.3+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.1

10.4+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/17/2022	10.1

10.5+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/17/2022	10.2

10.6+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/17/2022	10.3

10.7+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/17/2022	10.4

10.8+	Amended to Amendment to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/20/2022	10.1

10.9+	Form of Indemnification Agreement (Directors and Officers)	10-K	01/13/2020	10.10

14.1	Code of Ethics	8-K	11/07/2019	14.1

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm (Smythe LLP; Vancouver, Canada; PCAOB ID# 995				X

23.2	Consent of Archer, Cathro & Associates (1981) Limited				X

23.3	Consent of Timothy Barry				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

96.1	Technical Report Summary				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

X  Filed herewith

XX  Furnished herewith

+ Indicates a management contract or compensatory plan, contract or arrangement.

† Filed herewith under Items 1 and 2 – Business and Properties.

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 26, 2023	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2023	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 2023	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer and Director

Date: January 26, 2023		/s/ Brian Edgar
Brian Edgar,
Director

Date: January 26, 2023	By:	/s/ Daniel Kunz
Daniel Kunz,
Director

Date: January 26, 2023	By:	/s/ David Underwood
David Underwood,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

PAGE NO.
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Consolidated Statements of Stockholders’ Equity	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-26

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2022. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have determined that there are no critical audit matters to communicate in our auditors’ report.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2016.

Vancouver, Canada

January 26, 2023

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2022	October 31, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$886,728	$189,607
Value-added tax receivable, net of allowance for uncollectible taxes of $420,982 (Note 5)	—	120,810
Other receivables	2,834	7,307
Prepaid expenses and deposits	49,537	196,178
Due from related party (Note 4)	23,196	—
Investments (Note 6)	—	1,166,770
Total Current Assets	962,295	1,680,672

Value-added tax receivable, net of allowance for uncollectible taxes of $449,219 (Note 5)	127,036	—
Office and mining equipment, net (Note 7)	143,568	164,140
Property concessions (Note 8)	5,019,927	5,019,927
Goodwill (Note 9)	—	2,058,031
TOTAL ASSETS	$6,252,826	$8,922,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$159,585	$465,865
Accrued liabilities and expenses	179,607	324,454
Income tax payable	3,000	1,000
Total Current Liabilities	342,192	791,319

Loan payable (Note 10)	43,959	48,450
TOTAL LIABILITIES	386,151	839,769

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 3, 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,055,652 and 34,547,838 shares issued and outstanding, respectively	2,418,415	2,413,337
Additional paid-in capital	140,750,310	139,803,515
Accumulated deficit	(137,394,298)	(134,226,099)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,866,675	8,083,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,252,826	$8,922,770

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2022	2021
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs (Note 12)	313,410	928,832
Depreciation (Note 7)	20,572	49,192
Goodwill impairment (Note 9)	2,058,031	—
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	2,392,013	978,024

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel (Note 12)	453,489	886,204
Office and administrative	235,231	380,661
Professional services	183,337	868,007
Directors’ fees (Note 12)	158,378	365,611
Provision for uncollectible value-added taxes (Note 5)	14,113	62,024
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,044,548	2,562,507

LOSS FROM OPERATIONS	(3,436,561)	(3,540,531)

OTHER INCOME
Interest income	5,715	92
Foreign currency transaction (loss) gain	(34,326)	6,384
Gain on investment (Note 6)	301,493	1,090,953
TOTAL OTHER INCOME	272,882	1,097,429

LOSS BEFORE INCOME TAXES	(3,163,679)	(2,443,102)

INCOME TAX EXPENSE (Note 14)	(4,520)	(4,550)
NET AND COMPREHENSIVE LOSS	(3,168,199)	(2,447,652)

NET AND COMPREHENSIVE LOSS ATTRIBUTABLE TO

Common shareholders	(3,168,199)	(2,249,514)
Non-controlling interests (Note 6)	—	(198,138)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,904,003	33,893,867

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,168,199)	$(2,447,652)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 7)	20,572	49,192
Goodwill impairment (Note 9)	2,058,031	—
Provision for uncollectible value-added taxes (Note 5)	14,113	62,024
Foreign currency transaction loss	31,795	3,804
Stock options issued for compensation (Note 12)	305,779	587,505
Shares of common stock issued for services (Note 11)	128,094	—
Realized share of net gain of subsidiary (Note 6)	(301,493)	—
Unrealized share of net gain of subsidiary (Note 6)	—	(1,090,953)
Changes in operating assets and liabilities:
Value-added tax receivable	(16,064)	45,919
Income tax receivables	—	611
Other receivables	4,509	(6,077)
Prepaid expenses and deposits	140,937	33,469
Due from related party (Note 4)	(23,196)	—
Accounts payable	(307,282)	595,986
Accrued liabilities and expenses	(144,588)	485,125
Income tax payable	2,000	(4,000)
Net cash used in operating activities	(1,254,992)	(1,685,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net of costs (Note 6)	1,434,113	—
Purchase of equipment	—	(82,033)
Loan receivable	—	(1,928,450)
Deconsolidation of subsidiary (Note 6)	—	(505,228)
Net cash provided by (used in) investing activities	1,434,113	(2,515,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Property concessions funding (Note 3)	518,000	82,670
Proceeds from loan financing (Note 10)	—	15,615
Proceeds from issuance of common stock, net of offering costs (Note 11)	—	452,828
Proceeds from issuance of common shares of subsidiary, net of offering costs (Note 6)	—	1,979,632
Net cash provided by financing activities	518,000	2,530,745

Effect of exchange rates on cash and cash equivalents	—	(1,898)

Net increase (decrease) in cash and cash equivalents	697,121	(1,671,911)
Cash and cash equivalents beginning of year	189,607	1,861,518

Cash and cash equivalents end of year	$886,728	$189,607

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2022	2021

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,499	$4,825
Interest paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$—	$8,997

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity

Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Earn-in option agreement (Note 3)	—	—	518,000	—	—	518,000
Issuance of common stock as follows:
-for compensation at $0.25 per share (Note 11)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	305,779	—	—	305,779
Net loss for the year ended October 31, 2022	—	—	—	(3,168,199)	—	(3,168,199)
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interests	Total Equity

Balance, October 31, 2020	33,165,945	$2,399,518	$138,613,286	$(132,019,148)	$92,248	$—	$9,085,904
Earn-in option agreement (Note 3)	—	—	82,670	—	—	—	82,670
Issuance of common stock as follows:
- for cash at a price of $0.47 per share with attached warrants, less offering costs of $6,780 (Note 11)	319,000	3,190	139,960	—	—	—	143,150
- for cash at a price of Canadian Dollar (“$CDN”) 1.00 per share, less offering costs of $14,628 (Note 11)	500,000	5,000	385,723	—	—	—	390,723
- for cashless exercise of options (Note 12)	562,893	5,629	(5,629)	—	—	—	—
Changes in interests in subsidiary	—	—	—	—	—	1,980,557	1,979,633
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	587,505	—	—	—	587,505
Deconsolidation of subsidiary (Note 6)	—	—	—	42,563	—	(1,781,495)	(1,738,932)
Net loss for the year ended October 31, 2021	—	—	—	(2,249,514)	—	(198,138)	(2,447,652)
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$—	$8,083,001

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $137,394,000. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2022, the Company had cash and cash equivalents of $887,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

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

The Company consolidated entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model.

Under the VIE model, a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly-owned subsidiary corporation Minera Metalin.

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

Office and Mining Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses. Assets under construction are depreciated when they are substantially complete and available for their intended use, over their estimated useful lives. Repairs and maintenance of property and equipment are expensed as incurred. Costs incurred to enhance the service potential of property and equipment are capitalized and depreciated over the remaining useful life of the improved asset. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

●	Mining equipment – five to 10 years
●	Vehicles – four years
●	Building and structures – 40 years
●	Computer equipment and software – three years
●	Well equipment – 10 to 40 years
●	Office equipment – three to 10 years

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

Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performs its annual goodwill impairment tests on April 30th of each fiscal year. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and recorded a goodwill impairment of $2,058,031 during the year ended October 31, 2022.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2022 and 2021 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 5,165,039 shares and 2,015,039 shares outstanding at October 31, 2022 and 2021, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2022 and 2021, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2022 and 2021, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Investments

Investments comprise an approximately nil and 3% interest in Arras at October 31, 2022 and 2021, respectively. The Company’s investments are measured at fair value through profit or loss, with gains or losses from changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), all work was halted on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the ability of the Company and its subsidiary Minera Metalin to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company. No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

Minera Metalin owns the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”) and supplies labor for the Sierra Mojada Project. Under the South32 Option Agreement, South32 could have earned into the South32 Option by funding a collaborative exploration program on the Sierra Mojada Project. Upon the terms and subject to the conditions set forth in the South32 Option Agreement, in order for South32 to earn and maintain its four-year option, South32 was to have contributed to Minera Metalin for exploration of the Sierra Mojada Project at least $3 million by the end of Year 1, $6 million by the end of Year 2, $8 million by the end of Year 3 and $10 million by the end of Year 4 (the “Initial Funding”). Funding was made on a quarterly basis based on the subsequent quarter’s exploration budget. South32 was able to exercise the South32 Option by contributing $100 million to Minera Metalin (the “Subscription Payment”), less the amount of Initial Funding previously contributed by South32. The issuance of shares upon notice of exercise of the South32 Option by South32 was subject to antitrust approval by the Mexican government. If the full amount of the Subscription Payment had been advanced by South32 and the South32 Option became exercisable and was exercised, the Company and South32 would have been obligated to contribute funding to Minera Metalin on a 30/70 pro rata basis. If South32 elected not to continue with the South32 Option during the four-year option period, the Sierra Mojada Project would remain 100% owned by the Company. The exploration program was initially managed by the Company, with South32 being able to approve the exploration program funded by it. The Company received funding of $3,144,163 from South32 for Year 1 of the South32 Option Agreement. In April 2019, the Company received a notice from South32 to maintain the South32 Option Agreement for Year 2 by providing cumulative funding of $6 million by the end of such period. The Company received funding of $1,502,831, which included payments of $319,430, $1,100,731 and $82,670 received during the years ended October 31, 2019, 2020 and 2021, respectively, from South32 for Year 2 of the South32 Option Agreement, the time period for which was extended by the event of force majeure as described above. During the year ended October 31, 2022, the Company received a payment from South32 in the amount of $518,000 as reimbursement for costs incurred during the force majeure period. As of October 31, 2022, the Company had received cumulative funding of $5,164,994 under the South32 Option Agreement. If the South32 Option Agreement was terminated by South32 without cause or if South32 was unable to obtain antitrust authorization from the Mexican government, the Company would be under no obligation to reimburse South32 for amounts contributed under the South32 Option Agreement.

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

The Company determined that Minera Metalin is a variable interest entity and that the South32 Option Agreement did not result in the transfer of control of the Sierra Mojada Project to South32. The Company also determined that the South32 Option Agreement represented non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost is expensed when the associated exploration activity occurs. The share-based payments have been classified as equity instruments and valued based on the fair value of the cash consideration received, as it is more reliably measurable than the fair value of the equity interest. If the South32 Option had been exercised and shares were issued prior to a decision to develop a mine, such shares would have been classified as temporary equity as they would have been contingently redeemable in exchange for a net smelter royalty under circumstances that were not wholly in control of the Company or South32 and were not probable.

As of January 26, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing. South32 paid $518,000 to the Company as a final payment for the exploration costs occurred by the Company during the blockade and released South32 from all claims as the date of termination.

NOTE 4 – DUE FROM RELATED PARTY

As of October 31, 2022, due from related party consists of $23,196 due from Arras for shared employees’ salaries and office expenses. This amount is non-interest bearing and to be repaid on demand.

NOTE 5 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $127,036 (2021 - $120,810) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, this being supported by the Company’s July 2022 receipt of its claim for the month of October 2017 in the full amount of $4,363 filed, with back interest and inflation adjustment amounts additionally being received (total of Mexican Peso (“$MXN”) 179,837).  While the Company continues to pursue recovery from the Mexican government, the Company reclassified the carrying value of the receivable to non-current assets as of October 31, 2022 based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2022 and 2021 is as follows:

Allowance for uncollectible VAT – October 31, 2020	$345,059
Provision for uncollectible VAT	62,024
Foreign currency translation adjustment	13,899
Allowance for uncollectible VAT – October 31, 2021	420,982
Provision for uncollectible VAT	14,113
Foreign currency translation adjustment	14,124
Allowance for uncollectible VAT – October 31, 2022	$449,219

NOTE 6 – INVESTMENTS

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

On October 21, 2021, Arras completed a private placement. The Company did not participate in this private placement. As a result of the Arras common share issuance, the Company’s interest in Arras decreased to approximately 3% as of October 31, 2021.

On December 6, 2021, the Company sold 600,000 common shares of Arras at a price of $CDN 1.00 per share for proceeds of $469,484 ($CDN 600,000).

On June 15, 2022, the Company sold the remaining 852,262 common shares of Arras at a price of $CDN 1.50 per share for gross proceeds of $994,704 ($CDN 1,278,393) and incurred broker costs of $30,075 in relation to the sale.

A summary of the changes in investments for the years ended October 31, 2022 and 2021 is as follows:

Equity security – October 31, 2020	$—
Carrying value of investment on deconsolidation	75,817
Gain on investment	1,090,953
Equity security – October 31, 2021	$1,166,770
Sale of investment, net of costs	(1,434,113)
Gain on investment	301,493
Foreign currency translation adjustment	(34,150)
Equity security – October 31, 2022	$—

Non-Controlling Interest

On April 1, 2021, Arras completed an initial private placement (the “Arras Private Placement”) for 5,035,000 common shares at a purchase price of $CDN 0.50 per share for gross proceeds of $2,000.319 ($CDN 2,517,500). No placement agent or finder’s fees were paid in connection with the Arras Private Placement. Arras incurred other offering costs associated with the Arras Private Placement of $20,687.

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

The carrying value of the non-controlling interest at October 31, 2021 was as follows:

Non-controlling interests – October 31, 2020	$—
Changes in interests in subsidiary – April 1, 2021	1,979,633
Loss for the period	(198,138)
Distribution of interest in Arras	(1,781,495)
Non-controlling interests – October 31, 2021	$—

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2022 and 2021:

	October 31,	October 31,
	2022	2021

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(692,652)	(672,080)
Office and mining equipment, net	$143,568	$164,140

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2022 and 2021:

Property Concessions – October 31, 2022 and 2021	$5,019,927

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company’s inability to advance the Sierra Mojada Project due to the ongoing blockade has resulted in a sustained decrease in the value of the Company’s common stock. As such, the Company concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and as such, the Company recorded a goodwill impairment of $2,058,031 during the year ended October 31, 2022.

The following is a summary of the Company’s goodwill balance as at October 31, 2022 and 2021:

Goodwill – October 31, 2021	$2,058,031
Impairment	(2,058,031)
Goodwill – October 31, 2022	$—

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

Loan payable – October 31, 2020	$30,034
Loan payable received – January 2021	15,615
Foreign currency translation adjustment	2,801
Loan payable – October 31, 2021	48,450
Foreign currency translation adjustment	(4,491)
Loan payable – October 31, 2022	$43,959

NOTE 11 – COMMON STOCK

On February 17, 2022, the Company issued 507,814 shares of common stock at an average of $0.25 per share of common stock as payment of accrued management bonuses in the amount of $128,094 ($CDN162,500)  based on the closing trading price on the date of Board’s approval.

Following shareholder approval, the Company amended its articles of incorporation on April 20, 2021 to, among other things, increase the number of authorized shares of common stock from 37,500,000 to 150,000,000.

On September 9, 2021, options to acquire 1,078,125 shares of common stock were exercised on a cashless basis, whereby the recipients elected to receive 220,471 shares without payment of the cash exercise price, and the remaining options for 857,654 shares were cancelled.

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

NOTE 12 – STOCK OPTIONS

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

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2022 and 2021 are as follows:

Year Ended October 31,
Options	2022	2021

Expected volatility	81% – 87%	—
Risk-free interest rate	1.60% – 1.74%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 5.00	—

On February 17, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share and an exercise price of $CDN 0.32 per share.

No options were exercised during the year ended October 31, 2022.

No options were granted during the year ended October 31, 2021.

On September 9, 2021, options to acquire 1,078,125 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 1.03 per share. 220,471 shares of common stock were issued and 857,654 options were cancelled. The options had an intrinsic value of $224,756 at the time of exercise.

On June 15, 2021, options to acquire 375,000 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 1.03 per share. 113,436 shares of common stock were issued and 261,564 options were cancelled. The options had an intrinsic value of $136,815 at the time of exercise.

On February 2, 2021, options to acquire 509,375 shares of common stock were exercised on a cashless basis at an average exercise price of $CDN 0.60 per share. 228,986 shares of common stock were issued and 280,389 options were cancelled. The options had an intrinsic value of $194,630 at the time of exercise.

The following is a summary of stock option activity for the fiscal years ended October 31, 2022 and 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2020	2,043,750	$0.72	1.83	$53,546
Exercised	(562,893)	0.69		—
Cancelled	(1,399,607)	0.79		—
Expired	(37,500)	1.65		—
Outstanding at October 31, 2021	43,750	1.39	1.30	—
Granted	3,300,000	0.24	—	—
Cancelled	(150,000)	0.24	—	—
Outstanding at October 31, 2022	3,193,750	0.23	4.25	—
Exercisable at October 31, 2022	1,093,750	$0.28	4.14	$—

The Company recognized stock-based compensation costs for stock options of $305,779 and $nil for the fiscal years ended October 31, 2022 and 2021, respectively. As of October 31, 2022, there remains $130,311 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.53 years.

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

The Company and Arras applied the fair value method using the Black-Scholes option pricing model in accounting for their stock options granted. Accordingly, share-based compensation of $223,895 was recognized as personnel costs for options granted to employees, share-based compensation of $72,356 was recognized as directors’ fees for options granted to directors and share-based compensation of $9,528 was recognized as exploration and property holding costs for options granted to employees and advisors.

Summarized information about stock options outstanding and exercisable at October 31, 2022 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	3,150,000	4.30	$0.23	1,050,000	$0.23
1.26	43,750	0.30	1.26	43,750	1.26

NOTE 13 – WARRANTS

A summary of warrant activity for the fiscal years ended October 31, 2022 and 2021 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	1,811,789	$0.59	4.99	$—
Issued in the initial tranche of the 2020 Silver Bull Private Placement (Note 11)	195,500	0.59
Outstanding and exercisable at October 31, 2021	1,971,289	$0.59	3.99	$—
Outstanding and exercisable at October 31, 2022*	1,971,289	$0.59	2.99	$—

*Pursuant to the Distribution (Note 6), 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were issued or exercised during the year ended October 31, 2022.

During the year ended October 31, 2021, the Company issued 159,500 warrants with an exercise price of $0.59 in connection with the 2020 Silver Bull Private Placement.

No warrants were exercised during the year ended October 31, 2021.

Summarized information about warrants outstanding and exercisable at October 31, 2022 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	2.99	$0.59

NOTE 14 – INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017 and the Tax Act required the Company to use a statutory tax rate of 21% for the years ended October 31, 2022 and 2021.

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

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2022	2021
United States	$(766,000)	$13,000
Foreign	(2,398,000)	(2,456,000)
Loss before income taxes	$(3,164,000)	$(2,443,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2022	2021
Current tax expense	$4,520	$4,550
Deferred tax expense	—	—
	$4,520	$4,550

The Company’s provision for income taxes for the fiscal year ended October 31, 2022 consisted of a tax expense of $4,520 (2021 - $4,550) related to a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2022.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2022	2021

Income tax benefit calculated at U.S. federal income tax rate	$(665,000)	$(514,000)

Differences arising from:
Other permanent differences	524,000	2,766,000
Differences due to foreign income tax rates	(29,000)	(129,000)
Adjustment to prior year taxes	447,000	56,000
Inflation adjustment foreign net operating loss	(797,000)	(323,000)
Foreign currency fluctuations	(51,000)	(227,000)
Decrease in valuation allowance	(1,840,000)	(2,551,000)
Net operating loss carry forwards deconsolidation - Canada	—	93,000
Net operating loss carry forwards expiration - Mexico	2,416,000	834,000
Net income tax provision	$5,000	$5,000

The components of the deferred tax assets at October 31, 2022 and 2021 were as follows:

	For the year ended October 31,
	2022	2021

Deferred tax assets:
Net operating loss carry forwards – U.S.	$5,235,000	$5,035,000
Net operating loss carry forwards – Mexico	3,711,000	5,922,000
Exploration costs	961,000	814,000
Other – United States	68,000	46,000
Other – Mexico	44,000	42,000
Total net deferred tax assets	10,019,000	11,859,000
Less: valuation allowance	(10,019,000)	(11,859,000)
Net deferred tax asset	$—	$—

At October 31, 2022, the Company has U.S. net operating loss carry-forwards of approximately $20 million that expire in the years 2028 through 2037 and $5 million which will be carried forward indefinitely. The Company has approximately $16 million of net operating loss carry-forwards in Mexico that expire in the calendar years 2022 through 2031.

The valuation allowance for deferred tax assets of $10.0 and $11.9 million at October 31, 2022 and 2021, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2022 and 2021, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2022, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2018 and all following years
Mexico:	2017 and all following years
Canada:	2018 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, due from related party, investments, accounts payable and loan payable.

Cash and cash equivalents, due from related party and accounts payable are classified as level 1 in the fair value hierarchy. Their carry amounts approximate fair value at October 31, 2022 and 2021 due to the short maturities of these financial instruments. Investments and loan payable are classified as level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2022 and 2021, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $802,761 and $98,617, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2022 and 2021, the U.S. dollar equivalent balance for these accounts was $10,702 and $10,239, respectively.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2022, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $529.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in $CDN, $MXN or other currencies. As a result, currency exchange fluctuations may impact the costs of the Company’s operations. Specifically, the appreciation of the $MXN or $CDN against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. The Company currently does not engage in any currency hedging activities.

Based on the net exposures as at October 31, 2022, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase/decrease of approximately $9,000 in the Company’s net income.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At October 31, 2022, the Company has $886,728 (2021 - $189,607) of cash and cash equivalents to settle current liabilities of $342,192 (2021 - $791,319). All payables classified as current liabilities are due within one year.

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

Litigation and Claims

Mineros Norteños Case

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. On March 26, 2021, the Federal Circuit Court issued a final and conclusive resolution, affirming the Federal Appeals Court decision. Despite the judgments in favour of the Company, Mineros Norteños has continued to block access to the facilities at Sierra Mojada since September 2019.  The Company has filed criminal complaints with the State of Coahuila, federal and state authorities have been contacted to intervene and terminate the blockade, and the Company has attempted to negotiate with Mineros Norteños, without resolution to date. The Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favour of the plaintiff. The Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution, and the Company has offered a mining concession as a payment in full to terminate this controversy definitively. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its consolidated financial statements with respect to this claim.

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

COVID-19

Global outbreaks of contagious diseases, including the December 2019 outbreak of a strain of coronavirus (COVID-19), have the potential to significantly and adversely impact the Company’s operations and business. On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic. Pandemics or disease outbreaks such as the COVID-19 outbreak may have a variety of adverse effects on the Company’s business, including by depressing commodity prices and the market value of its securities and limiting the ability of management to meet with potential financing sources. The spread of COVID-19 has had, and continues to have, a negative impact on the financial markets, which may impact the Company’s ability to obtain additional financing in the near term. A prolonged downturn in the financial markets could have an adverse effect on the Company’s business, results of operations and ability to raise capital.

NOTE 17 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2022	2021
Net loss
Mexico	$(2,397,000)	$(400,000)
Kazakhstan	—	(642,000)
Canada	(771,000)	(1,406,000)
Net Loss	$(3,168,000)	$(2,448,000)

The following table details allocation of assets included in the accompanying consolidated balance sheets at October 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$876,000	$11,000	$887,000
Value-added tax receivable, net	—	127,000	127,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	45,000	4,000	49,000
Due from related party	23,000	—	23,000
Office and mining equipment, net	—	144,000	144,000
Property concessions	—	5,020,000	5,020,000
	$947,000	$5,306,000	$6,253,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2021:

	Canada	Mexico	Total
Cash and cash equivalents	$180,000	$10,000	$190,000
Value-added tax receivable, net	—	121,000	121,000
Other receivables	3,000	4,000	7,000
Prepaid expenses and deposits	96,000	100,000	196,000
Investments	1,167,000	—	1,167,000
Office and mining equipment, net	—	164,000	164,000
Property concessions	—	5,020,000	5,020,000
Goodwill	—	2,058,000	2,058,000
	$1,370,000	$7,477,000	$8,923,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2022	2021
Exploration and property holding costs for the year
Mexico	$(2,392,000)	$(338,000)
Kazakhstan	—	(640,000)
	$(2,392,000)	$(978,000)

