Form 10-Q
period 2023-01-31
SILVER BULL RESOURCES, INC.
filed 2023-03-17
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2023.

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

Yes ☐  No ☒

As of March 16, 2023, there were 35,847,960 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2023	October 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$745,808	$886,728
Other receivables	3,334	2,834
Prepaid expenses and deposits	37,495	49,537
Due from related party (Note 6)	10,882	23,196
Total Current Assets	797,519	962,295

Value-added tax receivable, net of allowance for uncollectible taxes of $483,025 and $449,219, respectively (Note 7)	128,070	127,036
Office and mining equipment, net (Note 8)	139,896	143,568
Property concessions (Note 9)	5,004,386	5,019,927
TOTAL ASSETS	$6,069,871	$6,252,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$240,302	$159,585
Accrued liabilities and expenses	205,468	179,607
Income tax payable	4,000	3,000
Total Current Liabilities	449,770	342,192

Loan payable (Note 10)	44,944	43,959
TOTAL LIABILITIES	494,714	386,151

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 5, 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,055,652 shares issued and outstanding	2,418,415	2,418,415
Additional paid-in capital	140,804,660	140,750,310
Accumulated deficit	(137,740,166)	(137,394,298)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,575,157	5,866,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,069,871	$6,252,826

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,
	2023	2022
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	117,205	108,288
Concessions impairment (Note 9)	15,541	—
Depreciation (Note 8)	3,672	5,243
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	136,418	113,531

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	88,774	92,135
Office and administrative	34,512	34,848
Professional services	46,964	58,747
Directors’ fees	33,826	18,916
Provision for uncollectible value-added taxes (Note 7)	8,326	6,435
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	212,402	211,081

LOSS FROM OPERATIONS	(348,820)	(324,612)

OTHER INCOME (EXPENSES)
Interest income	6,794	6
Foreign currency transaction loss	(2,842)	(4,393)
TOTAL OTHER INCOME (EXPENSES)	3,952	(4,387)

LOSS BEFORE INCOME TAXES	(344,868)	(328,999)

INCOME TAX EXPENSE	(1,000)	(1,000)
NET AND COMPREHENSIVE LOSS	$(345,868)	$(329,999)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,055,652	33,547,838

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

 SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity

Three months ended January 31, 2023
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	54,350	—	—	54,350
Net loss for the three-month period ended January 31, 2023	—	—	—	(345,868)	—	(345,868)
Balance, January 31, 2023	35,055,652	$2,418,415	$140,804,660	$(137,740,166)	$92,248	$5,575,157

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity

Three months ended January 31, 2022
Balance, October 31, 2021	33,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Stock option activity as follows:
Net loss for the three-month period ended January 31, 2022	—	—	—	(329,999)	—	(329,999)
Balance, January 31, 2022	35,547,838	$2,418,415	$139,803,515	$(134,556,098)	$92,248	$7,753,002

The accompanying notes are an integral part of these interim condensed consolidated financial statements

 SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(345,868)	$(329,999)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,672	5,243
Concessions impairment	15,541	—
Provision for uncollectible value-added taxes	8,326	6,435
Foreign currency transaction (gain) loss	(497)	37,606
Stock options issued for compensation (Note 12)	54,350	—
Changes in operating assets and liabilities:
Value-added tax receivable	(2,714)	(6,289)
Other receivables	(492)	(9,665)
Prepaid expenses and deposits	12,291	110,143
Due from related party (Note 6)	12,314	—
Accounts payable	90,817	(285,534)
Accrued liabilities and expenses	10,340	35,423
Income tax payable	1,000	1,000
Net cash used in operating activities	(140,920)	(435,637)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from sale of investments	—	469,484
Net cash provided by investing activity	—	469,484

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	—	—

Effect of exchange rates on cash and cash equivalents	—	(7,018)

Net (decrease) increase in cash and cash equivalents	(140,920)	26,829

Cash and cash equivalents beginning of period	886,728	189,607

Cash and cash equivalents end of period	$745,808	$216,436

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

6

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended January 31,
	2023	2022

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—
Interest paid	—	—

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

The Company has been engaged in the business of mineral exploration. The Company currently owns a number of property concessions located in Coahuila, Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc., which is incorporated in the British Virgin Islands.

The Company’s efforts and expenditures have been concentrated on the exploration of properties, principally in the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”). The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

Illegal Blockade of Sierra Mojada Property

The Company’s efforts and expenditures have been concentrated on the exploration of properties, principally with respect to the Sierra Mojada Property located in Coahuila, Mexico.

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas de Sierra Mojada S.A. de C.V. entered into an earn-in option agreement (the “South32 Option Agreement”) with South32 International Investment Holdings Pty Ltd (“South32”), a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin (the “South32 Option”).

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to an illegal blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company halted all work on the Sierra Mojada Property. The notice of force majeure was issued because the Company and its subsidiary Minera Metalin was unable to perform their obligations under the South32 Option Agreement due to the blockade. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, due to the ongoing blockade of the site, the South32 Option Agreement was mutually terminated by South32 and the Company.

On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Property by Mineros Norteños (“NAFTA Notice of Intent”). The Company has been unable to access the project since the illegal blockade commenced in September 2019. Despite numerous demands and requests for action by the Company, Mexican governmental agencies have allowed this unlawful behaviour to continue and, as such, failed to protect the Company’s investment.

Arras Minerals Corp. Spin-Off

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras shares in total. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares as a strategic investment and Arras became a stand-alone company.

Exploration Stage

The Company has established the existence of mineral resources for the Sierra Mojada Project. The Company has not established proven or probable reserves, as defined by the United States Securities and the U.S. Securities and Exchange Commission (the “SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for Sierra Mojada Project. Furthermore, the Company has no plans to establish proven or probable reserves for Sierra Mojada Project. As a result, and despite the fact that the Company commenced extraction of mineral resources at the Sierra Mojada Property, the Company remains an exploration stage company, as defined by the SEC.

Beginning with the Company’s annual report on Form 10-K for the year ended October 31, 2022, the Company reports its mineral resources in accordance with S-K 1300.

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $137,740,000. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2023, the Company had cash and cash equivalents of approximately $746,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2022 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2023 or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 filed with the SEC on January 26, 2023.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a significant impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SOUTH32 OPTION AGREEMENT

On June 1, 2018, the Company and its subsidiaries Minera Metalin and Contratistas de Sierra Mojada S.A. de C.V. entered into the South32 Option Agreement with South32, a wholly-owned subsidiary of South32 Limited (ASX/JSE/LSE: S32), whereby South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin.

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

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company. No portion of the equity value of the Company has been classified as temporary equity as the South32 Option has no intrinsic value. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade and the Company released South32 from all of claims as of the date of termination.

As of March 16, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

NOTE 5 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2023 and 2022 that upon exercise were issuable into 5,165,039 and 2,015,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 6 – DUE FROM RELATED PARTY

As of January 31, 2023, due from related party consists of $10,882 (October 31, 2022 - $23,196) due from Arras for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand.

NOTE 7 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates that net VAT of $128,070 (October 31, 2022 - $127,036) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2023 is as follows:
Allowance for uncollectible VAT – October 31, 2022	$449,219
Provision for VAT receivable allowance	8,326
Foreign currency translation adjustment	25,480
Allowance for uncollectible VAT – January 31, 2023	$483,025

NOTE 8 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2023 and October 31, 2022, respectively:
	January 31,	October 31,
	2023	2022

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(696,324)	(692,652)
Office and mining equipment, net	$139,896	$143,568

NOTE 9 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2023 and October 31, 202:
Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – January 31, 2023	$5,004,386

During the three months ended January 31, 2023, the Company decided to withdraw certain concessions’ applications in Sierra Mojada, Mexico. As a result, the Company no longer has the right to these property concessions and the value in use is $nil. Accordingly, the Company has written off the capitalized property concession balance related to these concessions of $15,541 in accordance with level 3 of the fair value hierarchy.

If the blockade at Sierra Mojada Property continues then further impairment of property concessions is possible.

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

Loan payable – October 31, 2022	$43,959
Foreign currency translation adjustment	985
Loan payable – January 31, 2023	$44,944

NOTE 11 – COMMON STOCK

No shares of common share stock were issued during the three months ended January 31, 2023 and 2022.

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

No options were granted to exercised during the three months ended January 31, 2023 and 2022.

The following is a summary of stock option activity for the three months ended January 31, 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2022	3,193,750	$0.25	4.25	$—
Outstanding at January 31, 2023	3,193,750	0.25	4.00	—
Exercisable at January 31, 2023	1,093,750	$0.28	3.89	$—

The Company recognized stock-based compensation costs for stock options of $54,350 and $nil for the three months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, there was $75,961 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at January 31, 2023 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	3,150,000	4.05	$0.24	1,050,000	$0.24
1.29	43,750	0.05	1.29	43,750	1.29

NOTE 13 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2023 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2022	1,971,289	$0.59	2.99	$—
Outstanding and exercisable at January 31, 2023*	1,971,289	0.59	2.74	—

* Pursuant to the terms of the Separation and Distribution Agreement, dated as of August 31, 2021, between Silver Bull and Arras entered into in connection with the Distribution (Note 1), 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were issued or exercised during the three months ended January 31, 2023 or 2022.

Summarized information about warrants outstanding and exercisable at January 31, 2023 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	2.74	$0.59

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, due from related party and loan payable.

The carrying amounts of cash and cash equivalents, accounts payable and due from related party approximate fair value at January 31, 2023 and October 31, 2022 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2023, and October 31, 2022, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $646,005 and $802,761, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2023, and October 31, 2022, the U.S. dollar equivalent balance for these accounts was $24,897 and $10,702, respectively.

As at January 31, 2023 and October 31, 2022, cash and cash equivalents consist of guaranteed investment certificates of $377,828 and $369,551, respectively, held in bank accounts.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipating investing and financing activities. As at January 31, 2023, the Company had working capital of $302,805 and cash and cash equivalents of $745,808 and is exposed to significant liquidity risk at this time. Furthermore, as the Company is in the exploration stage, it will periodically have to raise funds to continue operations and intends to raise further financing through equity offerings.

Accounts payable and accrued liabilities are non-interest-bearing and are normally settled on 30-day terms.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2023, a 1% decrease in interest rates would have resulted in a reduction of approximately $1,699  in interest income for the period.

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

Based on the net exposures as at January 31, 2023, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $6,000 in the Company’s net income.

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

Notice of Intent under the North American Free Trade Agreement (“NAFTA”)

On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Property by Mineros Norteños (Note 1).

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

Geographic information is approximately as follows:
	For the Three Months Ended
	January 31,
	2023	2022
Net loss
Canada	$(190,000)	(213,000)
Mexico	(156,000)	(117,000)
Net loss	$(346,000)	(330,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2023:
	Canada	Mexico	Total
Cash and cash equivalents	$721,000	$25,000	$746,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	33,000	5,000	38,000
Due from related party	11,000	—	11,000
Value-added tax receivable, net	—	128,000	128,000
Office and mining equipment, net	—	140,000	140,000
Property concessions	—	5,004,000	5,004,000
	$768,000	$5,302,000	$6,070,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2022:
	Canada	Mexico	Total
Cash and cash equivalents	$876,000	$11,000	$887,000
Value-added tax receivable, net	—	127,000	127,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	45,000	4,000	49,000
Due from related party	23,000	—	23,000
Office and mining equipment, net	—	144,000	144,000
Property concessions	—	5,020,000	5,020,000
	$947,000	$5,306,000	$6,253,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

NOTE 17 – SUBSEQUENT EVENT

On February 18, 2023, 43,750 stock options with an exercise price of $1.29 ($CDN 1.72) per share expired.

On March 2, 2023,   the Company granted stock options to acquire 150,000 shares of common stock with an exercise price of $CDN 0.195 per share.

On March 9, 2023, the Company issued 792,308 shares of common stock at an average of $0.14 per share of common stock as payment of bonuses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When using the terms “Silver Bull,” or the “Company,” management is referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  Management has included technical terms important to an understanding of the Company’s business under “Glossary of Common Terms” in its Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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
  The prospects of a claim process, or award, under NAFTA;
  Prospects of entering the development or production stage with respect to any of the Company’s projects;
  Plans at the Sierra Mojada Project in 2023 and beyond;
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
  The impairment of concessions and likelihood of further impairment of other long-lived assets;
  Whether using major financial institutions with high credit ratings mitigates credit risk;
  The impact of changing economic conditions on interest rates;
  Expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico; and
  The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

These statements are based on certain assumptions and analyses made by us in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and the actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, including without limitation, risks associated with the following:

  The ability to obtain additional financial resources on acceptable terms to (i) fund the Company’s NAFTA claim (ii) maintain its property concessions in Mexico and (iii) maintain general and administrative expenditures at acceptable levels;
  The ability to acquire additional mineral properties or property concessions;

  The ability of the Company to maintain its assets in Mexico given the performance of the Mexican government at various levels, including those described in PART II, ITEM 1A RISK FACTORS;

  Worldwide economic and political events affecting (i) the market prices for silver, zinc, lead, copper and other minerals that may be found on the Company’s exploration properties (ii) interest rates and (iii) foreign currency exchange rates;
  The amount and nature of future capital and exploration expenditures;
  Volatility in the Company’s stock price;
  The inability to obtain required permits;
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

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that these concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

Silver Bull’s principal office is located at 777 Dunsmuir Street, Suite 1605 Vancouver, BC, Canada V7Y 1K4, and the telephone number is 604-687-5800.

Recent Developments

Commencement of Legacy North American Free Trade Agreement (“NAFTA”) Claim

On March 2, 2023, the Company filed the NAFTA Notice of Intent. The Company has been unable to access the project since the illegal blockade commenced in September 2019. Despite numerous demands and requests for action by the Company, Mexican governmental agencies have allowed this unlawful behaviour to continue and, as such, failed to protect the Company’s investment. Silver Bull will be seeking to recover no less than US$178 million in damages that it has suffered as a result of Mexico’s breach of its NAFTA obligations.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of the Company for the remainder of the 2023 calendar year is to continue the claim process under NAFTA in relation to the blockade at the Sierra Mojada Property.

Results of Operations

Three Months Ended January 31, 2023 and January 31, 2022

For the three months ended January 31, 2023, we experienced a net loss of $346,000, or approximately $0.01 per share, compared to a net loss of $330,000, or approximately $0.01 per share, during the comparable period last year. The $16,000 increase in net loss was primarily due to a $22,000 increase in exploration and property holding costs, which was offset by $4,000 in other income compared to $4,000 in other expense compared to the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $22,000 to $136,000 for the three months ended January 31, 2023, compared to $114,000 for the comparable period last year. This increase was mainly due to a $16,000 concessions’ impairment as a result the Company’s decision to withdraw certain concessions’ applications and write off the capitalized property concession balance for the three months ended January 31, 2023.

General and Administrative Expenses

The Company recorded general and administrative expenses of $212,000 for the three months ended January 31, 2023 as compared to $211,000 for the comparable period last year. The $1,000 increase was mainly the result of a $15,000 increase in directors’ fees and a $2,000 increase in the provision for uncollectible VAT, which was offset by a $3,000 decrease in personnel costs and an $12,000 decrease in professional services as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $53,000 in stock-based compensation included in general and administrative expense for the three months ended January 31, 2023 compared to $nil for the comparable period last year   as a result of no stock options were granted and vested to employees, directors and consultants.

Personnel costs decreased $3,000 to $89,000 for the three months ended January 31, 2023 as compared to $92,000 for the comparable period last year. This decrease was mainly due to a $44,000 decrease in salaries due to revised agreements with the Company’s management in January 2022, which was offset by a $41,000 increase in stock-based compensation compared to the same period last year.

Office and administrative costs of $35,000 for the three months ended January 31, 2023 were similar to the $35,000 in such costs for the comparable period last year.

Professional fees decreased $12,000 to $47,000 for the three months ended January 31, 2023 compared to $59,000 for the comparable period last year. This decrease was mainly due to a $14,000 decrease in legal fees, which was offset by a $2,000 increase in accounting fees.

Directors’ fees increased $15,000 to $34,000 for the three months ended January 31, 2023 as compared to $19,000 for the comparable period last year. This increase was primarily due to a $12,000 increase in stock-based compensation and a $3,000 increase in directors fee compensation as a result of revised chairman fees compared to the same period last year.

We recorded a $8,000 provision for uncollectible VAT for the three months ended January 31, 2023 as compared to a $6,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expenses)

We recorded other income of $4,000 for the three months ended January 31, 2023 as compared to other expenses of $4,000 for the comparable period last year. The significant factors contributing to other income was $6,000 in interest income for the three months ended January 31, 2023. The significant factors contributing to other expense was a $4,000 foreign currency transaction loss for the comparable period last year.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2023, we primarily utilized cash and cash equivalents to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $887,000 at October 31, 2022 to $746,000 at January 31, 2023.

Cash flows used in operating activities for the three months ended January 31, 2023 were $141,000, as compared to $436,000 for the comparable period in 2022. This decrease was mainly due to the decreased general and administrative expenses and the timing of certain payments.

Cash flows provided by investing activities for the three months ended January 31, 2023 were $nil. Cash flows provided by investing activities for the three months ended January 31, 2022 were proceeds of $470,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share.

Cash flows provided by financing activities for the three months ended January 31, 2023 and 2022 were $nil.

Capital Resources

As of January 31, 2023, the Company had cash and cash equivalents of $746,000, as compared to cash and cash equivalents of $887,000 as of October 31, 2022. The decrease in liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and have incurred an accumulative deficit of $137,740,000. Accordingly, Silver Bull has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether its existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, include, but are not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The aforementioned NAFTA claim process will require the Company to incur significant expense and devote significant resources. Outcomes in NAFTA arbitration and the process for recovering funds, even if there is a successful outcome in NAFTA arbitration, can be lengthy and unpredictable. Furthermore, there is a risk that the Company will be unable to secure the necessary funding to advance its claim.

In January 2023, Silver Bull’s board of directors approved a calendar year 2023 budget of $0.3 million for the Sierra Mojada Property and $0.7 million for general and administrative expenses for calendar year 2022. The focus of the Company’s 2023 calendar year program at the Sierra Mojada Property will be to maintain its property concessions in Mexico. As of February 28, 2023, the Company had approximately $0.7 million in cash and cash equivalents. To maintain the Sierra Mojada Property and NAFTA claim ultimately will require the Company to raise additional capital, identify other sources of funding or identify another strategic partner.

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

Critical Accounting Policies

The critical accounting policies are defined in our Annual Report on Form 10-K for the year ended October 31, 2022 filed with the SEC on January 26, 2023.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2023.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2023, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 15 – Commitments and Contingencies to the Company’s financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

The risk factor outlined below should be considered along with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

The Company has litigation risk with respect to its legacy North American Free Trade Agreement (“NAFTA”) claim under the United States-Mexico-Canada Agreement and other possible proceedings.

The Company is currently, and may in the future become, subject to litigation, arbitration or proceedings with other parties. On March 2 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Project by Mineros Norteños. If decided adversely to us, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. While the Company believes its legacy NAFTA claim is valid, litigation matters are inherently uncertain and there is no guarantee that the Company will be successful in its assessment, or that the likely outcome of this matter will be consistent with the ultimate resolution of the matter. The NAFTA claim process will require the Company to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially, and possibly adversely, affect its business. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on the Company’s outlook. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable. Furthermore, there is a risk that the Company will be unable to secure the necessary funding to advance its claim.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	Inline XBRL Instance Document				X

101.SCH*	Inline XBRL Schema Document				X
101.CAL*	Inline XBRL Calculation Linkbase Document				X
101.DEF*	Inline XBRL Definition Linkbase Document				X

101.LAB*	Inline XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2023, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 17, 2023	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 17, 2023	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

