Form 10-Q
period 2023-04-30
SILVER BULL RESOURCES, INC.
filed 2023-06-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of June 13, 2023, there were 35,680,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	October 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 13)	$497,783	$886,728
Other receivables	6,287	2,834
Prepaid expenses and deposits	35,411	49,537
Due from related party (Note 5)	2,428	23,196
Total Current Assets	541,909	962,295

Value-added tax receivable, net of allowance for uncollectible taxes of $506,311 and $449,219, respectively (Note 6)	134,639	127,036
Office and mining equipment, net (Note 7)	136,230	143,568
Property concessions (Note 8)	5,004,386	5,019,927
TOTAL ASSETS	$5,817,164	$6,252,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$313,844	$159,585
Accrued liabilities and expenses	275,032	179,607
Income tax payable	1,500	3,000
Loan payable (Note 9)	44,189	—
Total Current Liabilities	634,565	342,192

Loan payable (Note 9)	—	43,959
TOTAL LIABILITIES	$634,565	$386,151

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 4, 10, 11 and 12)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,680,652 and 35,055,652 shares issued and outstanding, respectively	2,424,665	2,418,415
Additional paid-in capital	140,883,647	140,750,310
Accumulated deficit	(138,217,961)	(137,394,298)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,182,599	5,866,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,817,164	$6,252,826

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	38,259	53,493	155,465	161,781
Depreciation (Note 7)	3,667	5,483	7,338	10,726
Concessions impairment (Note 8)	—	—	15,541	—
Goodwill impairment	—	2,058,031	—	2,058,031
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	41,926	2,117,007	178,344	2,230,538

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	106,906	187,516	195,680	279,651
Office and administrative	65,919	96,374	100,431	131,222
Professional services	219,283	59,805	266,247	118,552
Directors’ fees	26,324	69,954	60,150	88,870
Provision for uncollectible value-added taxes (Note 6)	2,108	2,867	10,434	9,302
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	420,540	416,516	632,942	627,597

LOSS FROM OPERATIONS	(462,466)	(2,533,523)	(811,286)	(2,858,135)

OTHER EXPENSES
Interest income	6,297	5	13,091	11
Foreign currency transaction loss	(2,554)	(13,962)	(5,396)	(18,355)
Other costs (Note 13)	(19,355)	—	(19,355)	—
TOTAL OTHER EXPENSES	(15,612)	(13,957)	(11,660)	(18,344)

LOSS BEFORE INCOME TAXES	(478,078)	(2,547,480)	(822,946)	(2,876,479)

INCOME TAX RECOVERY (EXPENSE)	283	(500)	(717)	(1,500)

NET AND COMPREHENSIVE LOSS	(477,795)	(2,547,980)	(823,663)	(2,877,979)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.07)	$(0.02)	$(0.08)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	35,420,820	34,958,654	35,235,210	34,749,841

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity

Six months ended April 30, 2023
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Issuance of common stock as follows:
- For compensation at $0.14 per share (Note 10)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 11)	—	—	51,176	—	—	51,176
Net loss for the six-month period ended April 30, 2023	—	—	—	(823,663)	—	(823,663)
Balance, April 30, 2023	35,680,652	$2,424,665	$140,883,647	$(138,217,961)	$92,248	$5,182,599

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity

Three months ended April 30, 2023
Balance, January 31, 2023	35,055,652	$2,418,415	$140,804,660	$(137,740,166)	$92,248	$5,575,157
Issuance of common stock as follows:
- For compensation at $0.14 per share (Note 10)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation (recovery) for options issued to directors, officers, employees, and advisors (Note 11)	—	—	(3,174)	—	—	(3,174)
Net loss for the three-month period ended April 30, 2023	—	—	—	(477,795)	—	(477,795)
Balance, April 30, 2023	35,680,652	$2,424,665	$140,883,647	$(138,217,961)	$92,248	$5,182,599

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED) (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Six months ended April 30, 2022
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	(134,226,099)	$92,248	$8,083,001
Issuance of common stock as follows:
- For compensation at $0.25 per share (Note 10)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 11)	—	—	197,080	—	—	197,080
Net loss for the six-month period ended April 30, 2022	—	—	—	(2,877,979)	—	(2,877,979)
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	(137,104,078)	$92,248	$5,530,196

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended April 30, 2022
Balance, January 31, 2022	34,547,838	$2,413,337	$139,803,515	(134,556,098)	$92,248	$7,753,002
Issuance of common stock as follows:
- For compensation at $0.25 per share (Note 10)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 11)	—	—	197,080	—	—	197,080
Net loss for the three-month period ended April 30, 2022	—	—	—	(2,547,980)	—	(2,547,980)
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	(137,104,078)	$92,248	$5,530,196

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(823,663)	$(2,877,979)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,338	10,726
Concessions impairment (Note 8)	15,541	—
Goodwill impairment	—	2,058,031
Provision for uncollectible value-added taxes	10,434	9,302
Foreign currency transaction (income) loss	(2,194)	36,363
Stock options issued for compensation (Note 11)	51,176	197,080
Shares of common stock issued for services (Note 10)	88,411	128,094
Changes in operating assets and liabilities:
Value-added tax receivable	(5,870)	(10,572)
Other receivables	(3,435)	(272)
Prepaid expenses and deposits	14,581	148,087
Accounts payable	178,276	(159,201)
Accrued liabilities and expenses	61,193	(117,920)
Due to related party (Note 5)	20,767	7,547
Income tax payable	(1,500)	1,500
Net cash used in operating activities	(388,945)	(569,214)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from sale of investments	—	469,484
Net cash provided by investing activity	—	469,484

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	—	—

Effect of exchange rates on cash and cash equivalents	—	(2,574)

Net decrease in cash and cash equivalents	(388,945)	(102,304)

Cash and cash equivalents beginning of period	886,728	189,607

Cash and cash equivalents end of period	$497,783	$87,303

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended April 30,
	2023	2022

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,220	$1,803
Interest paid	—	$—

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Silver Bull Resources, Inc. (the “Company”) was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, the Company’s name was changed to Metalline Mining Company. On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company’s fiscal year-end is October 31. The Company has not realized any revenues from its planned operations and is considered an exploration stage company. The Company has not established any reserves with respect to its exploration projects and is not expected to enter into the development stage with respect to any of its projects.

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

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals"), a wholly-owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

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

As of June 13, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

On or before June 30, 2023, the Company intends to file the request for arbitration (the “Request”) in the legacy NAFTA claim at the International Centre for Settlement of Investment Dispute (the “ICSID”).

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

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per shares, respectively. The Company has no interest in Arras as of April 30, 2023.

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

Going Concern

Since its inception in November 1993, the Company has yet to generated revenue and has incurred an accumulated deficit of $138,218,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2023, the Company had cash and cash equivalents of approximately $498,000. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2022 was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2023, or any future period.

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

NOTE 4 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2023 and 2022 that upon exercise were issuable into 4,971,289 and 5,215,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 5 – DUE FROM RELATED PARTY

As of April 30, 2023, due from related party consists of $2,428 (October 31, 2022 - $23,196) due from Arras for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $134,639 (October 31, 2022 - $127,036) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2023 is as follows:

Allowance for uncollectible VAT – October 31, 2022	$449,219
Provision for VAT receivable allowance	10,434
Foreign currency translation adjustment	46,658
Allowance for uncollectible VAT – April 30, 2023	$506,311

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2023 and October 31, 2022, respectively:

	April 30,	October 31,
	2023	2022

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(699,990)	(692,652)
Office and mining equipment, net	$136,230	$143,568

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2023 and October 31, 2022:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – April 30, 2023	$5,004,386

During the six months ended April 30, 2023, the Company decided to withdraw certain concessions’ applications in Sierra Mojada, Mexico. As a result, the Company no longer has the right to these property concessions and the value in use is $nil. Accordingly, the Company has written off the capitalized property concession balance related to these concessions of $15,541 in accordance with level 3 of the fair value hierarchy.

If the blockade at Sierra Mojada Property continues, further impairment of property concessions is possible.

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

In January 2021, the Company received an additional $15,615 ($CDN 20,000) CEBA loan. Fifty percent (50%) of the additional loan is forgivable if repaid by December 31, 2022. The loan accrues no interest before the end of the Initial Term, and thereafter converts to a three-year term loan with a 5% annual interest rate. Any portion of the loan is repayable without penalty at any time prior to December 31, 2025. The total CEBA loan amount stands at $CDN 60,000 with $CDN 20,000 forgivable if repaid by December 31, 2022. In January 2022, the repayment deadline for the CEBA loan to qualify for loan forgiveness was extended to December 31, 2023.

The balance of the CEBA loan is fully repayable on or before the end of the Extended Term, if not repaid on or before the end of the Initial Term. The Company anticipates repaying the CEBA loan prior to the Initial Term date. An income will be recognized in the period when the CEBA loan is forgiven.

Loan payable – October 31, 2022	$43,959
Foreign currency translation adjustment	230
Loan payable – April 30, 2023	$44,189

NOTE 10 – COMMON STOCK

On March 9, 2023, the Company issued 625,000 shares of common stock at an average of $0.14 per share of common stock as payment of accrued management bonuses in the amount of $88,411 ($CDN121,875).

On February 17, 2022, the Company issued 507,814 shares of common stock at an average of $0.25 per share of common stock as payment of accrued management bonuses in the amount of $128,094 ($CDN162,500).

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

During the six months period ended April 30, 2023, the Company granted options to acquire 150,000 shares of common stock with a weighted-average grant-date fair value of $0.07 per share.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2023 and 2022 are as follows:

Six Months Ended April 30,
Options	2023	2022

Expected volatility	74% – 81%	81% – 87%
Risk-free interest rate	3.83% – 3.96%	1.60% – 1.74%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

No options were exercised during the six months ended April 30, 2023.

During the six months period ended April 30, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share.

No options were exercised during the six months ended April 30, 2022.

The following is a summary of stock option activity for the six months ended April 30, 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2022	3,193,750	$0.25	4.25	$—
Granted	150,000	0.14
Cancelled	(300,000)	0.24
Expired	(43,750)	1.27
Outstanding at April 30, 2023	3,000,000	0.23	3.14	—
Exercisable at April 30, 2023	2,150,000	$0.23	2.83	$—

The Company recognized stock-based compensation costs for stock options of $51,176 and $197,080 for the six months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was $47,430 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at April 30, 2023 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,850,000	3.05	$0.24	2,100,000	$0.24
0.14	150,000	4.87	0.14	50,000	0.14

NOTE 12 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2023 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2022	1,971,289	$0.59	2.99	$—
Outstanding and exercisable at April 30, 2023*	1,971,289	0.59	2.50	—

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

No warrants were issued or exercised during the six months ended April 30, 2023 or 2022.

Summarized information about warrants outstanding and exercisable at April 30, 2023 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	2.50	$0.59

NOTE 13 – FINANCIAL INSTRUMENTS

Fair Value Measurements

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when incurred, unless they are directly attributable to the acquisition of financial assets or the assumption of liabilities carried at amortized cost, in which case the transaction costs adjust the carrying amount.

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

The carrying amounts of cash and cash equivalents, accounts payable and due from related party approximate fair value at April 30, 2023 and October 31, 2022 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure the liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2023, and October 31, 2022, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $423,968 and $802,761, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

In February 2023, a cash balance of $19,355 ($MXN 349,884) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax. As a result, the Company does not maintain cash in bank accounts in Mexico as of April 30, 2023. These accounts were denominated in the local currency and are considered uninsured. As of April 30, 2023 and October 31, 2022, the U.S. dollar equivalent balance for these accounts was $nil and $10,702, respectively.

As at April 30, 2023 and October 31, 2022, cash and cash equivalents consist of guaranteed investment certificates of $224,186 and $369,551, respectively, held in bank accounts.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipating investing and financing activities. As at April 30, 2023, the Company had working capital deficiency of $92,656 and cash and cash equivalents of $497,783 and is exposed to significant liquidity risk at this time. Furthermore, as the Company is in the exploration stage, it will periodically have to raise funds to continue operations and intends to raise further financing through equity offerings.

Accounts payable and accrued liabilities are non-interest-bearing and are typically settled on 30-day terms.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2023, a 1% decrease in interest rates would have resulted in a reduction of approximately $2,771 in interest income for the period.

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

Based on the net exposures as at April 30, 2023, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $5,000 in the Company’s net income.

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

Litigation and Claims

Mineros Norteños Case

On May 20, 2014, Mineros Norteños filed an action in the Local First Civil Court in the District of Morelos, State of Chihuahua, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin breached an agreement regarding the development of the Sierra Mojada Property. Mineros Norteños sought payment of the Royalty, including interest at a rate of 6% per annum since August 30, 2004, even though no revenue has been produced from the applicable mining concessions. It also sought payment of wages to the cooperative’s members since August 30, 2004, even though none of the individuals were hired or performed work for Minera Metalin under this agreement and Minera Metalin did not commit to hiring them. On January 19, 2015, the case was moved to the Third District Court (of federal jurisdiction). On October 4, 2017, the court ruled that Mineros Norteños was time barred from bringing the case. On October 19, 2017, Mineros Norteños appealed this ruling. On July 31, 2019, the Federal Appeals Court upheld the original ruling. This ruling was subsequently challenged by Mineros Norteños and on January 24, 2020, the Federal Circuit Court ruled that the Federal Appeals Court must consider additional factors in its ruling. In March 2020, the Federal Appeals Court upheld the original ruling after considering these additional factors. In August 2020, Mineros Norteños appealed this ruling, which appeal the Company timely responded and objected to on October 5, 2020. On March 26, 2021, the Federal Circuit Court issued a final and conclusive resolution, affirming the Federal Appeals Court decision. Despite the judgments in favour of the Company, Mineros Norteños has continued to block access to the facilities at Sierra Mojada since September 2019.  The Company has filed criminal complaints with the State of Coahuila, federal and state authorities have been contacted to intervene and terminate the blockade, and the Company has attempted to negotiate with Mineros Norteños, without resolution to date. The Company has not accrued any amounts in its condensed interim consolidated financial statements with respect to this claim.

Legacy investment claim under the North American Free Trade Agreement (“NAFTA”)

On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Property by Mineros Norteños (Note 1). On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, no settlement had been reached and the Request in the legacy NAFTA claim will be filed with the ICSID on or before June 30, 2023.

The Company has engaged Boies Schiller Flexner (UK) LLP as its legal advisers on the legacy NAFTA claim. To support the legacy NAFTA claim, the Company engaged an arbitration consultant, who, upon a successful arbitration ruling, is to receive an arbitration fee amounting to 6% of the net amount of the award by ICSID less all associated direct costs incurred by the Company.

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favour of the plaintiff. The Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution, and the Company has offered a mining concession as a payment in full to terminate this controversy definitively. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its condensed interim consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Mexico	(55,000)	$(2,117,000)	$(211,000)	$(2,231,000)
Canada	(423,000)	(431,000)	(613,000)	(647,000)
Net Loss	(478,000)	$(2,548,000)	$(824,000)	$(2,878,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$498,000	$—	$498,000
Other receivables	6,000	—	6,000
Prepaid expenses and deposits	30,000	5,000	35,000
Due from related party	3,000	—	3,000
Value-added tax receivable, net	—	135,000	135,000
Office and mining equipment, net	—	136,000	136,000
Property concessions	—	5,004,000	5,004,000
	$537,000	$5,280,000	$5,817,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$876,000	$11,000	$887,000
Value-added tax receivable, net	—	127,000	127,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	45,000	4,000	49,000
Due from related party	23,000	—	23,000
Office and mining equipment, net	—	144,000	144,000
Property concessions	—	5,020,000	5,020,000
	$947,000	$5,306,000	$6,253,000

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. Management uses words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements the Company makes regarding:

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

  The ability to obtain additional financial resources on acceptable terms to (i) fund the Company’s legacy NAFTA claim (ii) maintain its property concessions in Mexico and (iii) maintain general and administrative expenditures at acceptable levels;
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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, Silver Bull distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”), and Arras became a stand-alone company. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares as a strategic investment, and Arras became a stand-alone company.

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per shares, respectively. The Company has no interest in Arras as of April 30, 2023.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals"), a wholly-owned subsidiary of the Company was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

Silver Bull’s principal office is located at 777 Dunsmuir Street, Suite 1605 Vancouver, BC, Canada V7Y 1K4, and the telephone number is 604-687-5800.

Recent Developments

Commencement of the Legacy NAFTA Claim

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

On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, no settlement had been reached and the Request in the legacy NAFTA claim will be filed with the ICSID on or before June 30, 2023.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of the Company for the remainder of the 2023 calendar year is to continue the legacy NAFTA claim process in relation to the blockade at the Sierra Mojada Property.

Management and Board Changes

On April 25, 2023, Mr. Darren Klinck ceased serving as a President of the Company. Mr. Tim Barry (the Company’s Chief Executive Officer) was appointed the Company’s President, replacing Mr. Klinck.

On March 2, 2023, Mr. William Matlack was appointed to the Board of Directors as an independent director. Mr. Matlack is a veteran geologist over a 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields. Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets, and an investment banker in metals & mining with Scarsdale Equities. From 2012 to 2018, he was interim CEO and a director of Klondex Mines Limited during its transformation from an explorer to gold producer in Nevada. Mr. Matlack has served as a director of Timberline Resources Corp. since October 2019.

Results of Operations

Three Months Ended April 30, 2023 and April 30, 2022

For the three months ended April 30, 2023, the Company had a net loss of $478,000, or approximately $0.01 per share, compared to a net loss of $2,548,000, or approximately $0.07 per share, during the comparable period last year. The $2,070,000 decrease in net loss was primarily due to a $2,075,000 decrease in exploration and property holding costs (which was significantly the result of the $2,058,000 goodwill impairment during the comparable period last year) which was partially offset by a $17,000 decrease in exploration and property costs compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $2,075,000 to $42,000 for the three months ended April 30, 2023, compared to $2,117,000 for the comparable period last year. This decrease was mainly the result of a $2,058,000 goodwill impairment in the comparable period last year which was partially offset by a $17,000 decrease in exploration and holding costs.

General and Administrative Expenses

The Company recorded general and administrative expenses of $421,000 for the three months ended April 30, 2023 as compared to $417,000 for the comparable period last year. The $4,000 increase was mainly the result of a $81,000 decrease in personnel costs, a $30,000 decrease in office and administrative costs, a $44,000 decrease in directors’ fees, which was offset by a $159,000 increase in professional services as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded a $4,000 recovery of stock-based compensation as the result of the resignation of the Company’s President (as described in the “Management and Board Changes” section) included in general and administrative expenses for the three months ended April 30, 2023, compared to $191,000 for the comparable period last year as the result of stock options granted to our employees, directors and advisors in the three months ended April 30, 2022.

Personnel costs decreased $81,000 to $107,000 for the three months ended April 30, 2023 as compared to $188,000 for the comparable period last year. This decrease was mainly due to a decrease in stock-based compensation expenses in the three months ended April 30, 2023 from $151,000 in the comparable period last year as a result of stock options vesting in the three months ended April 30, 2023 having a lower fair value than stock options vesting in the comparable period last year, which was partially offset by a $68,000 increase in employees’ bonus in the three months ended April 30, 2023..

Office and administrative costs decreased $30,000 to $66,000 for the three months ended April 30, 2023 as compared to $96,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities and insurance.

Professional fees increased $123,000 to $219,000 for the three months ended April 30, 2023 compared to $60,000 for the comparable period last year. This increase is mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section).

Directors’ fees decreased $44,000 to $26,000 for the three months ended April 30, 2023 as compared to $70,000 for the comparable period last year. This decrease was primarily due to decrease in the stock-based compensation expense compared to the comparable period last year as a result of stock options vesting in the three months ended April 30, 2023 having a lower fair value than stock options vesting in the comparable period last year.

A provision for uncollectible VAT in the amount of $2,000 was recorded for the three months ended April 30, 2023, which was similar to the $3,000 in such costs for the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Expenses

Other expenses of $16,000 were incurred for the three months ended April 30, 2023 as compared to other expenses of $14,000 for the comparable period last year. The significant factor contributing to other expenses was $19,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities for the three months ended April 30, 2023. The significant factor contributing to other expenses for the comparable period last year was a $14,000 foreign currency transaction loss.

Six Months Ended April 30, 2023 and April 30, 2022

For the six months ended April 30, 2023, the Company had a net loss of $824,000, or approximately $0.02 per share, compared to a net loss of $2,878,000, or approximately $0.08 per share, during the comparable period last year. The $2,054,000 decrease in net loss was primarily due to a $2,058,000 goodwill impairment in exploration and property holding costs in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $2,053,000 to $178,000 for the six months ended April 30, 2023, compared to $2,231,000 for the comparable period last year. This decrease was mainly the result of a $2,058,000 goodwill impairment in the comparable period last year.

General and Administrative Expenses

The Company recorded general and administrative expenses of $633,000 for the six months ended April 30, 2023 as compared to $628,000 for the comparable period last year. The $5,000 increase was mainly the result of a $147,000 increase in professional services, which were partially offset by a $34,000 decrease in personnel costs, a $31,000 decrease in office and administrative costs and a $29,000 decrease in directors’ fees as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $49,000 for the six months ended April 30, 2023 from $191,000 for the comparable period last year. This was mainly due to stock options granted to our employees, directors and advisors in the comparable period last year.

Personnel costs decreased $84,000 to $196,000 for the six months ended April 30, 2023 as compared to $280,000 for the comparable period last year. This decrease was mainly due to a $110,000 decrease in stock-based compensation expenses in the six months ended April 30, 2023 from $143,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2022 having a higher fair value than stock options vesting in the comparable period last year, which were partially offset by a $25,000 increase in employees’ salaries and bonus.

Office and administrative costs decreased $31,000 to $100,000 for the six months ended April 30, 2023 as compared to $131,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities and insurance.

Professional fees increased $147,000 to $266,000 for the six months ended April 30, 2023 compared to $119,000 for the comparable period last year. This increase was mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section).

Directors’ fees decreased $29,000 to $60,000 for the six months ended April 30, 2023 as compared to $89,000 for the comparable period last year. This decrease was primarily due to a $31,000 decrease the stock-based compensation expense to $17,000 in the six months ended April 30, 2023 from $48,000 in the comparable period last year as a result of stock options vesting in the six months ended April 30, 2023 having a lower fair value than stock options vesting in the comparable period last year.

The Company recorded a $10,000 provision for uncollectible VAT for the six months ended April 30, 2023 as compared to a $9,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Expenses

Other expenses of $12,000 were incurred for the six months ended April 30, 2023 as compared to other expenses of $18,000 for the comparable period last year. The significant factor contributing to other expenses was $19,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities for the six months ended April 30, 2023, which was offset by a $13,000 interest income. The significant factor contributing to other expenses for the comparable period last year was a $18,000 foreign currency transaction loss.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2023, cash and cash equivalents were primarily utilized to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $887,000 at October 31, 2022 to $498,000 at April 30, 2023.

Cash flows used in operating activities for the six months ended April 30, 2023 were $389,000, as compared to $569,000 for the comparable period in 2022. This decrease was mainly due to the timing of certain payments.

Cash flows provided by investing activities for the six months ended April 30, 2023 were $nil. Cash flows provided by investing activities for the six months ended April 30, 2022 were proceeds of $470,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share.

Cash flows provided by financing activities for the six months ended April 30, 2023 and 2022 were $nil.

Capital Resources

As of April 30, 2023, the Company had cash and cash equivalents of $498,000, as compared to cash and cash equivalents of $887,000 as of October 31, 2022. The decrease in liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,218,000. Accordingly, Silver Bull has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether its existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The aforementioned legacy NAFTA claim process will require the Company to incur significant expense and devote significant resources. Outcomes in legacy NAFTA claim and the process for recovering funds, even if there is a successful outcome in legacy NAFTA claim, can be lengthy and unpredictable. Furthermore, there is a risk that the Company will be unable to secure the necessary funding to advance its claim.

In January 2023, Silver Bull’s board of directors approved a calendar year 2023 budget of $0.3 million for the Sierra Mojada Property and $0.7 million for general and administrative expenses for calendar year 2022. The focus of the Company’s 2023 calendar year program at the Sierra Mojada Property is to maintain its property concessions in Mexico. As of May 31, 2023, the Company had approximately $0.35 million in cash and cash equivalents. To maintain the Sierra Mojada Property and the legacy NAFTA claim ultimately will require the Company to raise additional capital, identify other sources of funding or identify a strategic partner.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2023.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2023, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 14 – Commitments and Contingencies to the Company’s financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

The risk factor outlined below should be considered along with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

The Company has litigation risk with respect to its legacy NAFTA claim under the United States-Mexico-Canada Agreement and other possible proceedings.

The Company is currently, and may in the future become, subject to litigation, arbitration or proceedings with other parties. On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Project by Mineros Norteños. On or before June 30, 2023, the Company will file the Request in the legacy NAFTA claim with the ICSID. If decided adversely to us, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. While the Company believes its legacy NAFTA claim is valid, litigation matters are inherently uncertain and there is no guarantee that the Company will be successful in its assessment, or that the likely outcome of this matter will be consistent with the ultimate resolution of the matter. The legacy NAFTA claim process will require the Company to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially, and possibly adversely, affect its business. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or international arbitral tribunals could have an adverse effect on the Company’s outlook. Outcomes in the legacy NAFTA claim and the process for recovering funds even if there is a successful outcome in the legacy NAFTA claim can be lengthy and unpredictable. Furthermore, there is a risk that the Company will be unable to secure the necessary funding to advance its claim.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2023, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 13, 2023	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 13, 2023	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

