Form 10-Q
period 2023-07-31
SILVER BULL RESOURCES, INC.
filed 2023-09-14
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of September 13, 2023, there were 35,680,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Notes 1 and 13)	$241,213	$886,728
Other receivables	5,153	2,834
Prepaid expenses and deposits	23,497	49,537
Due from related party (Note 5)	2,790	23,196
Total Current Assets	272,653	962,295

Value-added tax receivable, net of allowance for uncollectible taxes of $584,245 and $449,219, respectively (Note 6)	109,714	127,036
Office and mining equipment, net (Note 7)	133,380	143,568
Property concessions (Note 8)	5,004,386	5,019,927
TOTAL ASSETS	$5,520,133	$6,252,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$332,394	$159,585
Accrued liabilities and expenses	418,707	179,607
Income tax payable	2,500	3,000
Loan payable (Note 10)	45,534	—
Total Current Liabilities	799,135	342,192

Loan payable (Note 10)	—	43,959
TOTAL LIABILITIES	$799,135	$386,151

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 4, 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 35,680,652 and 35,055,652 shares issued and outstanding, respectively	2,424,665	2,418,415
Additional paid-in capital	140,898,524	140,750,310
Accumulated deficit	(138,694,439)	(137,394,298)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	4,720,998	5,866,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,520,133	$6,252,826

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	122,490	104,767	277,955	266,548
Depreciation (Note 7)	2,850	4,923	10,188	15,649
Concession impairment (Note 8)	—	—	15,541	—
Goodwill impairment (Note 9)	—	—	—	2,058,031
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	125,340	109,690	303,684	2,340,228

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	47,114	87,959	242,794	367,610
Office and administrative	61,903	60,809	162,334	192,031
Professional services (Note 1)	178,662	18,287	444,909	136,839
Directors’ fees	26,495	37,325	86,645	126,195
Provision for uncollectible value-added taxes (Note 6)	39,098	2,181	49,532	11,483
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	353,272	206,561	986,214	834,158

LOSS FROM OPERATIONS	(478,612)	(316,251)	(1,289,898)	(3,174,386)

OTHER INCOME (EXPENSES)
Interest income	3,229	3,608	16,320	3,619
Foreign currency transaction loss	(95)	(1,772)	(5,491)	(20,127)
Other costs (Note 14)	—	—	(19,355)	—
Other income	—	1,050	—	1,050
Gain on investment (Note 1)	—	301,493	—	301,493
TOTAL OTHER INCOME (EXPENSES)	3,134	304,379	(8,526)	286,035

LOSS BEFORE INCOME TAXES	(475,478)	(11,872)	(1,298,424)	(2,888,351)

INCOME TAX EXPENSE	(1,000)	(3,020)	(1,717)	(4,520)

NET AND COMPREHENSIVE LOSS	(476,478)	(14,892)	(1,300,141)	(2,892,871)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.08)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Note 13)	35,680,652	35,055,652	35,385,322	34,852,898

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Nine months ended July 31, 2023
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Issuance of common stock as follows:
- For compensation at $0.14 per share (Note 11)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	66,053	—	—	66,053
Net loss for the nine-month period ended July 31, 2023	—	—	—	(1,300,141)	—	(1,300,141)
Balance, July 31, 2023	35,680,652	$2,424,665	$140,898,524	$(138,694,439)	$92,248	$4,720,998

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended July 31, 2023
Balance, April 30, 2023	35,055,652	$2,424,665	$140,883,647	$(138,217,961)	$92,248	$5,182,599
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	14,877	—	—	14,877
Net loss for the three-month period ended July 31, 2023	—	—	—	(476,478)	—	(476,478)
Balance, July 31, 2023	35,680,652	$2,424,665	$140,898,524	$(138,694,439)	$92,248	$4,720,998

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED) (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2022
Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	(134,226,099	$92,248	$8,083,001
Issuance of common stock as follows: - For compensation at $0.25 per share (Note 11)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	251,429	—	—	251,429
Net loss for the nine-month period ended July 31, 2022	—	—	—	(2,892,871	—	(2,892,871)
Balance, July 31, 2022	35,055,652	$2,418,415	$140,177,960	(137,118,970)	$92,248	$5,569,653

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2022
Balance, April 30, 2022	35,055,652	$2,418,415	$140,123,611	(137,104,078)	$92,248	$5,530,196
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	54,349	—	—	54,349
Net loss for the three-month period ended July 31, 2022	—	—	—	(14,892)	—	(14,892)
Balance, July 31, 2022	35,055,652	$2,418,415	$140,177,960	(137,118,970)	$92,248	$5,569,653

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,300,141)	$(2,892,871)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 7)	10,188	15,649
Concessions impairment (Note 8)	15,541	—
Goodwill impairment (Note 9)	—	2,058,031
Provision for uncollectible value-added taxes (Note 6)	49,532	11,483
Foreign currency transaction (income) loss	(204)	21,893
Stock options issued for compensation (Note 12)	66,053	251,429
Shares of common stock issued for services (Note 11)	88,411	128,094
Realized share of net gain of investment	—	(301,493)
Changes in operating assets and liabilities:
Value-added tax receivable (Note 6)	(9,954)	(12,186)
Other receivables	(2,298)	4,456
Prepaid expenses and deposits	26,873	170,822
Accounts payable	168,773	(302,712)
Accrued liabilities and expenses	221,805	(142,256)
Due from related party (Note 5)	20,406	437
Income tax payable	(500)	2,000
Net cash used in operating activities	(645,515)	(987,224)

CASH FLOWS FROM INVESTING ACTIVITY:
Proceeds from sale of investments, net of costs (Note 1)	—	1,434,113
Net cash provided by investing activity	—	1,434,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	—	(4,564)

Net (decrease) increase in cash and cash equivalents	(645,515)	442,325

Cash and cash equivalents beginning of period	886,728	189,607

Cash and cash equivalents end of period	$241,213	$631,932

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended July 31,
	2023	2022

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,249	$2,220
Interest paid	$—	$—

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

The Company owns a number of property concessions located in Coahuila, Mexico (collectively known as the “Sierra Mojada Property”). The Company conducts its operations in Mexico through its wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. (“Minas”).

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of the Company. Dome has a wholly-owned subsidiary Dome Asia Inc., incorporated in the British Virgin Islands.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals"), a wholly-owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

The Company’s efforts and expenditures had been concentrated on the exploration of properties, principally in the Sierra Mojada Property located in Coahuila, Mexico (the “Sierra Mojada Project”). The Company has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for exploration, development, and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

The Company is presently pursuing an Arbitration Claim (the “Arbitration” or the “Claim”) against the United Mexican States (“Mexico”). The Arbitration arises from Mexico’s unlawful expropriation and other unlawful treatment of Silver Bull and its investments resulting from the illegal blockade of Silver Bull’s Sierra Mojada Property. The Company is continuing to seek out other exploration projects for potential development and investment.

Illegal Blockade of Sierra Mojada Property and Arbitration

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

No portion of the equity value of the Company was classified as temporary equity as the South32 Option had no intrinsic value. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade and the Company released South32 from all of claims as of the date of termination.

As of September 13, 2023, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

On June 29, 2023, the Company filed the request for arbitration (the “Request”) in the legacy NAFTA claim at the International Centre for Settlement of Investment Dispute (the “ICSID”) and commenced international arbitration proceedings against Mexico under the Agreement between the United States of America, Mexico, and Canada (the “USMCA”) and the NAFTA.

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

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per shares, respectively. The Company has no interest in Arras as of July 31, 2023.

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

Going Concern

Since its inception in November 1993, the Company has yet to generate revenue and has incurred an accumulated deficit of $138,694,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2023, the Company had cash and cash equivalents of approximately $241,000. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million. The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico (Note 16).

Despite the arbitration finance in place, based on the Company’s limited cash and cash equivalents which are less than the Company’s liabilities at July 31, 2023, as well as the history of losses, there remains substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2022, was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2023, or any future period.

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

NOTE 4 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2023 and 2022 that upon exercise were issuable into 4,371,289 and 5,165,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 5 – DUE FROM RELATED PARTY

As of July 31, 2023, due from related party consists of $2,790 (October 31, 2022 - $23,196) due from Arras for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $109,714 (October 31, 2022 - $127,036) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2023, is as follows:

Allowance for uncollectible VAT – October 31, 2022	$449,219
Provision for VAT receivable allowance	49,532
Foreign currency translation adjustment	85,494
Allowance for uncollectible VAT – July 31, 2023	$584,245

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2023 and October 31, 2022, respectively:

	July 31,	October 31,
	2023	2022

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(702,840)	(692,652)
Office and mining equipment, net	$133,380	$143,568

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2023 and October 31, 2022:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – July 31, 2023	$5,004,386

During the nine months ended July 31, 2023, the Company decided to withdraw certain concession applications in Sierra Mojada, Mexico. As a result, the Company no longer has the right to these property concessions and the value in use is $nil. Accordingly, the Company has written off the capitalized property concession balance related to these concessions of $15,541 in accordance with level 3 of the fair value hierarchy.

If the blockade at Sierra Mojada Property continues, further impairment of property concessions is possible.

NOTE 9 – GOODWILL

Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company’s inability to advance the Sierra Mojada Project due to the ongoing blockade has resulted in a sustained decrease in the value of the Company’s common stock. As such, the Company concluded that this constituted an indication of impairment of goodwill. On April 30, 2022, the Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company recorded a goodwill impairment of $2,058,031 during the nine months period ended July 31, 2022. If the blockade at Sierra Mojada Project continues then further impairment of other long-lived assets is possible.

The following is a summary of the Company’s goodwill balance as of July 31, 2022 and October 31, 2021:

Goodwill – October 31, 2021	$2,058,031
Impairment	(2,058,031)
Goodwill – April 30, 2022	$—

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

Loan payable – October 31, 2022	$43,959
Foreign currency translation adjustment	1,575
Loan payable – July 31, 2023	$45,534

NOTE 11– COMMON STOCK

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

During the nine months period ended July 31, 2023, the Company granted options to acquire 150,000 shares of common stock with a weighted-average grant-date fair value of $0.07 per share.

No options were exercised during the nine months ended July 31, 2023.

During the nine months period ended July 31, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share.

No options were exercised during the nine months ended July 31, 2022.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2023 and 2022 are as follows:

Nine Months Ended July 31,
Options	2023	2022

Expected volatility	74% – 81%	81% – 87%
Risk-free interest rate	3.83% – 3.96%	1.60% – 1.74%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

The expected volatility assumption is based on the historical of common stock price. The risk-free interest rate assumption is based on yield curves on government zero-coupon bonds with a remaining term equal to the stock options’ expected life. The Company has not paid and does not anticipate paying dividends on its common stock. Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, the Company applied the estimated forfeiture rate of 0% in determining the expense recorded in the accompanying statements of comprehensive loss.

The following is a summary of stock option activity for the nine months ended July 31, 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2022	3,193,750	$0.25	4.25	$—
Granted	150,000	0.14
Cancelled	(300,000)	0.24
Expired	(643,750)	1.27
Outstanding at July 31, 2023	2,400,000	0.23	3.62	—
Exercisable at July 31, 2023	1,550,000	$0.23	2.59	$—

The Company recognized stock-based compensation costs for stock options of $66,053 and $251,429 for the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $32,552 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at July 31, 2023 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,250,000	3.56	$0.24	1,500,000	$0.24
0.14	150,000	4.62	0.14	50,000	0.14

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2023 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2022	1,971,289	$0.59	2.99	$—
Outstanding and exercisable at July 31, 2023*	1,971,289	0.59	2.25	—

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

No warrants were issued or exercised during the nine months ended July 31, 2023 or 2022.

Summarized information about warrants outstanding and exercisable at July 31, 2023 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	2.25	$0.59

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

The carrying amounts of cash and cash equivalents, accounts payable and due from related party approximate fair value at July 31, 2023 and October 31, 2022 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure the liquidity of funds and ensure that counterparties demonstrate acceptable levels of creditworthiness.

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2023, and October 31, 2022, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $165,144 and $802,761, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

In February 2023, a cash balance of $19,355 ($MXN 349,884) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax. As a result, the Company does not maintain cash in bank accounts in Mexico as of July 31, 2023. These accounts were denominated in the local currency and are considered uninsured. As of July 31, 2023 and October 31, 2022, the U.S. dollar equivalent balance for these accounts was $nil and $10,702, respectively.

As at July 31, 2023 and October 31, 2022, cash and cash equivalents consist of guaranteed investment certificates of $139,637 and $369,551, respectively, held in bank accounts.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipating investing and financing activities. As at July 31, 2023, the Company had working capital deficiency of $526,482 and cash and cash equivalents of $241,213 and is exposed to significant liquidity risk at this time. Furthermore, as the Company is in the exploration stage, it will periodically have to raise funds to continue operations and intends to raise further financing through equity offerings.

Accounts payable and accrued liabilities are non-interest-bearing and are typically settled on 30-day terms.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2023, a 1% decrease in interest rates would have resulted in a reduction of approximately $3,437 in interest income for the period.

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

Based on the net exposures as at July 31, 2023, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $25,000 in the Company’s net income.

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

Legacy Investment Claim Under the North American Free Trade Agreement (“NAFTA”)

On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Property by Mineros Norteños (Note 1). On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, no settlement had been reached and the Request in the legacy NAFTA claim was filed with the ICSID on June 29, 2023.

The Company has engaged Boies Schiller Flexner (UK) LLP as its legal advisers on the legacy NAFTA claim. To support the legacy NAFTA claim, the Company engaged an arbitration consultant, who, upon a successful arbitration ruling, is to receive an arbitration fee amounting to 6% of the net amount of the award by ICSID less all associated direct costs incurred by the Company.

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico, against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. On October 1, 2020, the Appeals Court entered a resolution overturning the previous judgment and entering a resolution in favor of Valdez in the amount of $5 million, plus court costs. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favour of the plaintiff. The Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution, and the Company has offered a mining concession as payment in full to terminate this controversy definitively. The Company believes the likelihood of the plaintiff succeeding in collecting any amount on this claim is remote, as such the Company has not accrued any amounts in its condensed interim consolidated financial statements with respect to this claim.

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

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Mexico	$(161,000)	$(110,000)	$(372,000)	$(2,344,000)
Kazakhstan	(3,000)	—	(3,000)	—
Canada	(313,000)	95,000	(925,000)	(549,000)
Net Loss	$(477,000)	$(15,000)	$(1,300,000)	$(2,893,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$241,000	$—	$241,000
Other receivables	5,000	—	5,000
Prepaid expenses and deposits	19,000	5,000	24,000
Due from related party	3,000	—	3,000
Value-added tax receivable, net	—	110,000	110,000
Office and mining equipment, net	—	133,000	133,000
Property concessions	—	5,004,000	5,004,000
	$268,000	$5,252,000	$5,520,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$876,000	$11,000	$887,000
Value-added tax receivable, net	—	127,000	127,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	45,000	4,000	49,000
Due from related party	23,000	—	23,000
Office and mining equipment, net	—	144,000	144,000
Property concessions	—	5,020,000	5,020,000
	$947,000	$5,306,000	$6,253,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

NOTE 17 – SUBSEQUENT EVENT

On September 5, 2023, the Company entered into a litigation funding agreement (the “LFA”) with Bench Walk, a third party, who specialize in funding commercial litigation and arbitration claims. Under the terms of the LFA, Bench Walk has agreed to fund the Company with up to $9.5 million to cover the Company's legal, tribunal and external expert costs and defined corporate operating expenses associated with the Claim in relation to the international arbitration proceedings as a purchase of a contingent entitlement to damages. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company's claims, and continues to have the right to settle with the respondent, discontinue proceedings, pursue the proceedings to trial and take any action the Company considers appropriate to enforce judgment.

The Company agreed that the Funder shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x the Funder’s capital outlay (or, if greater, a return of 1.0x the Funder’s capital outlay plus 30% of Claim Proceeds). The actual return to the Funder may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

As security for the Funder’s entitlement to receive a share of the Claim Proceeds under the LFA, the Company granted to the Funder a security interest in the Claim Proceeds, the Claim, all documents of title pertaining to the Claim, rights under any appeal bond or similar instrument posted by any of the defendants in the Claim, and all proceeds of any of the foregoing.

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
  The Litigation Funding Agreement;
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

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per shares, respectively. The Company has no interest in Arras as of July 31, 2023.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals"), a wholly-owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

On June 29, 2023, the Company filed a request for arbitration before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) pursuant to the provisions of international bilateral investment protection treaties which the Mexican Government has the request for arbitration (the “Request”) in the legacy NAFTA claim at the ICSID and commenced international arbitration proceedings against Mexico under the Agreement between the United States of America, Mexico, and Canada (the “USMCA”) and the NAFTA.

Since the Arbitration request, the ICSID Arbitration has become the Company’s core focus. The ICSID Arbitration seeks compensation for all of the loss and damage resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, unfair and inequitable treatment, discrimination, and other unlawful treatment in respect of the Mierra Mojada Property.

If the Company is successful in proving both liability and damages in such compensation claims, the Company will take appropriate steps to enforce and recover such an arbitral award (“Award”) and to defend any annulment proceedings brought by Mexico. The execution and enforcement of an Award may present material challenges and take a number of years.

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

On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, no settlement had been reached and the Request in the legacy NAFTA claim was filed with the ICSID on June 29, 2023.

On September 5, 2023, the Company entered into a litigation funding agreement with Bench Walk Advisors LLC (“Bench Walk”) for up to $9.5 million as a purchase of a contingent entitlement to damages.

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

On March 2, 2023, Mr. William Matlack was appointed to the Board of Directors as an independent director. Mr. Matlack is a veteran geologist with over a 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields. Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets, and an investment banker in metals & mining with Scarsdale Equities. Mr. Matlack was interim CEO of Klondex Mines Limited (“Klondex”) in 2012 and from 2012 to 2018, he was a director of Klondex during its transformation from an explorer to gold producer in Nevada. Mr. Matlack has served as a director of Timberline Resources Corp. since October 2019.

Results of Operations

Three Months Ended July 31, 2023 and July 31, 2022

For the three months ended July 31, 2023, the Company had a net loss of $477,000, or approximately $0.01 per share, compared to a net loss of $15,000, or approximately $nil per share, during the comparable period last year. The $462,000 increase in net loss was primarily due to a $15,000 increase in exploration and property holding costs, a $146,000 increase in administrative expenses and a $301,000 decrease in other income compared to the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $15,000 to $125,000 for the three months ended July 31, 2023, compared to $110,000 for the comparable period last year. This increase was mainly the result of the appreciation of the Mexican peso and $3,000 exploration costs incurred in Kazakhstan for the three months ended July 31, 2023.

General and Administrative Expenses

The Company recorded general and administrative expenses of $353,000 for the three months ended July 31, 2023 as compared to $207,000 for the comparable period last year. The $146,000 increase was mainly the result of a $161,000 increase in professional services and a $37,000 increase in provision for uncollectible VAT, which was partially offset by a $41,000 decrease in personnel costs and a $11,000 decrease in directors’ fees as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expenses decreased to $14,000 for the three months ended July 31, 2023 from $53,000 for the comparable period last year as the result of stock options granted to our employees, directors and advisors in the three months ended July 31, 2022.

Personnel costs decreased $41,000 to $47,000 for the three months ended July 31 2023 as compared to $88,000 for the comparable period last year. This decrease was mainly due to a decrease in stock-based compensation expenses in the three months ended July 31, 2023 from $41,000 in the comparable period last year to $10,000 as a result of stock options vesting in the three months ended July 31, 2023 having a lower fair value than stock options vesting in the comparable period last year and a $9,000 decrease in salary as the result of the resignation of the Company’s President in April 2023.

Office and administrative costs of $62,000 for the three months ended July 31, 2023 were similar to the $61,000 in such costs for the comparable period last year.

Professional fees increased $161,000 to $179,000 for the three months ended July 31, 2023 compared to $18,000 for the comparable period last year. This increase is mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section).

Directors’ fees decreased $11,000 to $26,000 for the three months ended July 31, 2023 as compared to $37,000 for the comparable period last year. This decrease was primarily due to a decrease in the stock-based compensation expense compared to the comparable period last year as a result of stock options vesting in the three months ended July 31, 2023 having a lower fair value than stock options vesting in the comparable period last year.

A provision for uncollectible VAT in the amount of $39,000 was recorded for the three months ended July 31, 2023 as compared to $2,000 in such costs for the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income

Other income decreased $301,000 to $3,000 for the three months ended July 31, 2023 compared to $304,000 other income for the comparable period last year. The significant factor contributing to other income was $3,000 interest income for the three months ended July 31, 2023. The significant factor contributing to other income was a $301,000 gain from selling Arras shares and interest income of $4,000 for the comparable period last year.

Nine Months Ended July 31, 2023 and July 31, 2022

For the nine months ended July 31, 2023, the Company had a net loss of $1,300,000, or approximately $0.04 per share, compared to a net loss of $2,893,000, or approximately $0.08 per share, during the comparable period last year. The $1,593,000 decrease in net loss was primarily due to a $2,058,000 goodwill impairment in exploration and property holding costs in the comparable period last year, which was partially offset by a $152,000 increase in administrative expenses and $9,000 in other income for the three months ended July 31, 2023, compared to $304,000 in other income in the comparable period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $2,036,000 to $304,000 for the nine months ended July 31, 2023, compared to $2,340,000 for the comparable period last year. This decrease was mainly the result of a $2,058,000 goodwill impairment in the comparable period last year, which was offset by a $16,000 concession impairment for the nine months ended July 31, 2023.

General and Administrative Expenses

The Company recorded general and administrative expenses of $986,000 for the nine months ended July 31, 2023 as compared to $834,000 for the comparable period last year. The $152,000 increase was mainly the result of a $308,000 increase in professional services and a $39,000 increase in provision for uncollectible VAT, which were partially offset by a $125,000 decrease in personnel costs, a $30,000 decrease in office and administrative costs and a $39,000 decrease in directors’ fees as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expenses decreased to $63,000 for the nine months ended July 31, 2023 from $244,000 for the comparable period last year. This was mainly due to stock options granted to our employees, directors and advisors in the comparable period last year.

Personnel costs decreased $125,000 to $243,000 for the nine months ended July 31, 2023 as compared to $368,000 for the comparable period last year. This decrease was mainly due to a $142,000 decrease in stock-based compensation expenses in the nine months ended July 31, 2023 from $183,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2022 having a higher fair value than stock options vesting in the comparable period last year, which were partially offset by a $16,000 increase in employees’ salaries and bonus.

Office and administrative costs decreased $30,000 to $162,000 for the nine months ended July 31, 2023 as compared to $192,000 for the comparable period last year. This decrease was primarily due to decreased investor relations activities and insurance, which were partially offset by a $13,000 increase in travel costs.

Professional fees increased $308,000 to $445,000 for the nine months ended July 31, 2023 compared to $137,000 for the comparable period last year. This increase was mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section).

Directors’ fees decreased $39,000 to $87,000 for the nine months ended July 31, 2023 as compared to $126,000 for the comparable period last year. This decrease was primarily due to a $39,000 decrease the stock-based compensation expense to $21,000 in the nine months ended July 31, 2023 from $60,000 in the comparable period last year as a result of stock options vesting in the nine months ended July 31, 2023 having a lower fair value than stock options vesting in the comparable period last year.

The Company recorded a $50,000 provision for uncollectible VAT for the nine months ended July 31, 2023 as compared to a $11,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

Other Income (Expense)

Other expenses of $9,000 were incurred for the nine months ended July 31, 2023 as compared to other income of $286,000 for the comparable period last year. The significant factor contributing to other expenses was $19,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities and a $5,000 foreign currency transaction loss for the nine months ended July 31, 2023, which was offset by $16,000 in interest income. The significant factor contributing to other income for the comparable period last year was a $301,000 gain from selling Arras shares and interest income of $4,000.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the nine months ended July 31, 2023, cash and cash equivalents were primarily utilized to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $887,000 at October 31, 2022 to $241,000 at July 31, 2023.

Cash flows used in operating activities for the nine months ended July 31, 2023 were $646,000, as compared to $987,000 for the comparable period in 2022. This decrease was mainly due to the timing of certain payments.

Cash flows provided by investing activities for the nine months ended July 31, 2023 were $nil. Cash flows provided by investing activities for the nine months ended July 31, 2022 were proceeds of $1,434,000 from the sale of 600,000 Arras common shares at a price of $CDN 1.00 per share and 852,262 Arras common shares at a price of $CDN 1.50 per share.

Cash flows provided by financing activities for the nine months ended July 31, 2023 and 2022 were $nil.

Capital Resources

As of July 31, 2023, the Company had cash and cash equivalents of $241,000, as compared to cash and cash equivalents of $887,000 as of October 31, 2022. The decrease in liquidity and working capital were primarily the result of the exploration activities at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,694,000. Accordingly, Silver Bull has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, warrant exercises, sale of investments, and funding from South32 as the primary sources of financing to fund our operations. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance from Bench Walk in an amount of up to $9.5 million. The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

Despite the arbitration finance in place, based on the Company’s limited cash and cash equivalents which are less than the Company’s liabilities at July 31, 2023, as well as the history of losses, there remains substantial doubt as to whether its existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

In January 2023, Silver Bull’s board of directors approved a calendar year 2023 budget of $0.3 million for the Sierra Mojada Property and $0.7 million for general and administrative expenses for calendar year 2023. As of August 31, 2023, the Company had approximately $0.2 million in cash and cash equivalents. The Company has arbitration financing from Bench Walk in place to meet its anticipated corporate overheads and expenditures in relation to the arbitration process; however, to relieve its existing liabilities and other future plans, the Company may ultimately be required to raise additional capital, or identify other sources of funding.

Management will continue to evaluate the Company’s ability to obtain additional financial resources and will attempt to reduce or limit expenditures if determined that additional financial resources are unavailable or available on terms that management determine are unacceptable. However, it may not be possible to reduce costs, and even if management is successful in reducing costs, the Company still may not be able to continue operations for the next 12 months as a going concern. If the Company is unable to fund future operations by obtaining additional financial resources, including an equity offering or other strategic transaction, management does not expect to have sufficient available cash and cash equivalents to continue the Company’s operations for the next 12 months as a going concern.

Critical Accounting Policies

The critical accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 filed with the SEC on January 26, 2023.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2023.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2023, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is currently, and may in the future become, subject to litigation, arbitration or proceedings with other parties. On March 2, 2023, the Company filed a Notice of Intent with Mexico’s Directorate General of Foreign Investment to initiate a legacy NAFTA claim under Annex 14-C of the United States-Mexico-Canada Agreement to recover economic damages resulting from the illegal blockade of the Sierra Mojada Project by Mineros Norteños. On June 29, 2023, the Company filed the Request in the legacy NAFTA claim with the ICSID. If decided adversely to us, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. While the Company believes its legacy NAFTA claim is valid, litigation matters are inherently uncertain and there is no guarantee that the Company will be successful in its assessment, or that the likely outcome of this matter will be consistent with the ultimate resolution of the matter. The legacy NAFTA claim process will require the Company to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially, and possibly adversely, affect its business. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or international arbitral tribunals could have an adverse effect on the Company’s outlook. Outcomes in the legacy NAFTA claim and the process for recovering funds even if there is a successful outcome in the legacy NAFTA claim can be lengthy and unpredictable. Furthermore, there is a risk that the Company will be unable to secure the necessary funding to advance its claim.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2023, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 13, 2023	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2023	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

