Form 10-K
period 2023-10-31
SILVER BULL RESOURCES, INC.
filed 2024-01-29
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 26, 2024, there were 47,365,652 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $5.5   million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2023 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2024 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SILVER BULL RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

The terms “Silver Bull,” and the “Company,” are used to refer to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires. Technical terms have been included that are important to an understanding of the business under “Glossary of Common Terms” at the end of this section. Throughout this document statements are made that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

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
  The prospects of the claim process, or award, under the North American Free Trade Agreement (“NAFTA”);
  The Funding Agreement (as defined in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section), and continued payment of legal, tribunal and external expert costs, and reimbursement of corporate operating expenses, under its terms;
  Prospects of entering the development or production stage with respect to any of the Company’s projects;
  The planned activities at the Sierra Mojada Project in 2024 and beyond;
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

  The impairment of concession and likelihood of further impairment of other long-lived assets;

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

  The Company’s ability to acquire additional mineral properties or property concessions;
  The ability of the Company to maintain its assets in Mexico given the performance of the Mexican government at various levels;
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
  The ability to obtain additional financial resources on acceptable terms to (i) maintain its property concessions in Mexico and (ii) maintain general and administrative expenditures at acceptable levels;
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

Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources

Silver Bull is a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, it is required to report its financial results under accounting principles generally accepted in the United States of America, and its shares of common stock are listed on the Toronto Stock Exchange (the “TSX”) and trade on the OTCQB marketplace. However, because Silver Bull is a reporting issuer in Canada, certain prior regulatory filings required in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and CIM standards. Pursuant to S-K 1300, the SEC recognizes estimates of “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources.” In addition, the SEC has amended its definitions of “proven mineral reserves” and “probably mineral reserves” to be substantially similar to the corresponding standards of the CIM.

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

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning the Company’s mineral projects in this Annual Report on Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including the Company’s Chief Executive Officer and Director, Timothy Barry and the Company’s Director, David Underwood. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Annual Report on Form 10-K.

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

The Company has been engaged in the business of mineral exploration. It owns a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico. Operations are conducted in Mexico through the Company’s wholly-owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), and Minas de Coahuila SBR S.A. de C.V (“Minas”).

In April 2010, Metalline Mining Delaware, Inc., a wholly-owned subsidiary incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly-owned subsidiary of Silver Bull. Dome has a wholly-owned subsidiary, Dome Asia Inc., which is incorporated in the British Virgin Islands.

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

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“CB Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of CB Parent (the “CB Sub,” and together with CB Parent, “CB”), pursuant to which the Company had the exclusive right and option to acquire CB’s right, title and 100% interest in the Beskauga property located in Kazakhstan, which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). The transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

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

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per share, respectively. Since then, the Company has not held any interest in Arras.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals”), a wholly-owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

On June 28, 2023, the Company filed a request for arbitration (the “Arbitration”) before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”).   Since the arbitration request, the ICSID arbitration has become the Company’s core focus. The ICSID arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. If successful in the ICSID arbitration, the Company will take appropriate steps to enforce and recover such an arbitral award (“Award”). The execution and enforcement of an Award may present material challenges and take a number of years.

The Company’s efforts and expenditures have been concentrated in the exploration of properties, principally the Sierra Mojada property located in Coahuila, Mexico (the “Sierra Mojada Property”). Silver Bull has not determined whether its exploration properties contain ore reserves that are economically recoverable. The ultimate realization of investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the Company’s ability to obtain financing or make other arrangements for exploration, development and future profitable production activities. The ultimate realization of the Company’s investment in exploration properties cannot be determined at this time.

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

On October 11, 2019, the Company and subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), all work was halted on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact the Company and subsidiary Minera Metalin’s ability to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade and released South32 from all claims as the date of termination.

As of January 26, 2024, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent to seek compensation for losses arising out of the illegal blockade of the Sierra Mojada Property by Mineros Norteños and Mexico’s unlawful conduct in relation to the blockade (“NAFTA Notice of Intent”). The Company has been unable to access the project since the illegal blockade commenced in September 2019. Despite numerous demands and requests for action by the Company, Mexican governmental agencies have allowed this unlawful conduct to continue and, as such, failed to protect the Company’s investment, thereby expropriating the Company’s property.

On June 28, 2023, as a result of the Mexican government’s actions with respect to the Company’s investments in Mexico, the Company filed the request for arbitration in the legacy NAFTA claim at the ICSID and commenced international arbitration proceedings against Mexico under the USMCA and NAFTA.

The Company has engaged Boies Schiller Flexner (UK) LLP  as its legal advisers on the legacy NAFTA claim.

2024 Outlook

The focus of the Company for the 2024 calendar year will be to continue with the Arbitration process. If the blockade and the Arbitration proceedings are resolved, any continued exploration of the Sierra Mojada Property ultimately may require the Company to raise additional capital, identify other sources of funding or identify a strategic partner, or other strategic alternatives. The Company is also continuing to seek out other exploration projects for potential development and investment.

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

Sierra Mojada Project facilities in Mexico include offices, accommodation for employees, workshops, warehouse buildings and exploration equipment located at Calle Mina #1, La Esmeralda, Coahuila, Mexico.

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

2023 Exploration Activities

Due to the continuing blockade by Mineros Norteños previously mentioned under the “Illegal Blockade” and the “Arbitration” sections of this Annual Report on Form 10-K, during the year ended October 31, 2023, no drilling was conducted as the drilling program remained halted.

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

Mineral Resources

Under S-K 1300, a mineral resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A mineral resource is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.” More information supporting assumptions, methodologies, and procedures can be found in the Technical Report Summary incorporated by reference in Exhibit 96.1 to this Annual Report on Form 10-K.

Sierra Mojada - Summary of Silver and Zinc Mineral Resources at October 31, 2023
Based on $18.00/oz Silver and $1.20/lb Zinc

		Grade			Contained Metal		Cut-off	Metallurgical Recovery
	Tonnes (Mt)	Ag (g/t)	Zn (%)	NSR (%/t)	Ag (Moz)	Zn (Mlbs)	NSR ($/t)	Ag	Zn
Measured Mineral Resources	52.0	39.2	4.0%	$44.3	65.5	4,589.3	$13.50	73.2%	44%
Indicated Mineral Resources	18.4	37.0	1. 9%	$27.3	21.9	764.6	$13.50	73.2%	44%
Measured + Indicated Mineral Resources	70.4	38.6	3.4%	$39.8	87.4	5,353.9	$13.50	73.2%	44%
Inferred Mineral Resources	0.1	8.8	6.4%	$52.3	0.02	10.7	$13.50	73.2%	44%

1)	S-K 1300 definitions were followed for the Mineral Resource.
2)	The Mineral Resource is reported within a conceptual pit-shell using an NSR cut-off value of US$13.50/tonne.
3)	Mineral Resources are not reserves and do not demonstrate economic viability.
4)	Tonnages are reported to the nearest 100,000 tonne. Grades are rounded to the nearest decimal place.
5)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade, and contained metal.
6)	Tonnages and grades are as reported directly from block model; with mined out areas removed.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2023 to December 31, 2023 the price of silver ranged from a low of $20.09 per troy ounce to a high of $26.03 per troy ounce, and from January 1, 2023 to December 31, 2023 the price of zinc ranged from a low of $2,404 per tonne to a high of $3,309 per tonne. Silver and zinc prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks faced are discussed further in the “Risk Factors – Risks Related to the Company’s Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2023, the closing price of silver was $23.20 per troy ounce. On October 31, 2023, the closing price of zinc was $2,448 per tonne.

	Silver (per troy ounce)
Year	High	Low
2016	$20.71	$13.58
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00
2021	$29.58	$21.52
2022	$26.17	$17.77
2023	$26.03	$20.09

	Zinc (per tonne)
Year	High	Low
2016	$2,566	$1,520
2017	$3,264	$2,573
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903
2021	$3,399	$2,705
2022	$4,360	$2,967
2023	$3,309	$2,404

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

During fiscal year 2023, Silver Bull had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

Silver Bull has two employees. Minera Metalin, its wholly-owned operating subsidiary in Mexico, currently has one full-time employee.

Corporate Offices

Silver Bull’s corporate office is located at 777 Dunsmuir Street, Suite 1605, Vancouver, British Columbia, Canada V7Y 1K4, telephone number is (604) 687-5800.

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

To date, the Company has earned no revenues and has incurred accumulated net losses of $138,645,000. In addition, the Company has limited financial resources. As of October 31, 2023, the Company had cash and cash equivalents of $1,009,000 and working capital of $434,000. Continuation as a going concern is dependent upon the continued payment of Arbitration-related costs by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), under the Funding Agreement and achieving future financing or strategic transactions. However, there is no assurance that the Funding Agreement will not be terminated or that the Company will have the ability to be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, in the event that the Funding Agreement is terminated, and the Company cannot obtain additional financial resources, or achieve profitable operations, it may have to liquidate its business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

The Company may have difficulty meeting its current and future capital requirements.

The Company’s management and the board of directors monitor overall costs and expenses and, if necessary, adjust programs and planned expenditures in an attempt to ensure that the Company has sufficient operating capital. The Company continues to evaluate its costs and planned expenditures for its ongoing Arbitration and exploration efforts at the Sierra Mojada Project. Even with the Funding Agreement in place to cover the costs of the Arbitration process, and additional financial resources from the recently closed private placement, the continued exploration and possible development of the Sierra Mojada Project and the Arbitration claim may require significant amounts of additional capital. If the Company is unable to fund future operations by way of financings, including public or private offerings of equity or debt securities, it will need to reorganize or significantly reduce its operations, which may result in an adverse impact on the Company’s business, financial condition and exploration activities. The Company does not have a credit, off-take or other commercial financing arrangement in place that would finance continued evaluation or development of the Sierra Mojada Project, and the Company believes that securing credit for this project may be difficult. Moreover, equity financing may not be available on attractive terms and, if available, will likely result in significant dilution to existing stockholders.

The Company is a mineral exploration stage company with no history of operations.

While exploration efforts to date have demonstrated positive results, the Company remains an exploration stage enterprise engaged in mineral exploration in Mexico. The Company has a very limited operating history and is subject to all the risks inherent in a new business enterprise. To date, the Company has had no revenues and has relied upon equity financing, South32 funding and sales of investments to fund its operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company operates and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

Mineral resource estimates may not be reliable.

There are numerous uncertainties inherent in estimating quantities of mineral resources such as silver, zinc, lead, and copper, including many factors beyond the Company’s control, and no absolute assurance can be given that the recovery of mineral resources will be realized as projected. In general, estimates of mineral resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

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

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times may vary. As such, there is uncertainty in any mineral resource estimate, and actual deposits encountered and the economic viability of a deposit may differ from the Company’s estimates.

The Company’s business plan is highly speculative, and its success largely depends on the successful exploration of the Sierra Mojada concessions.

The Company’s business plan has been focused on exploring the Sierra Mojada concessions to identify reserves and, if appropriate, to ultimately develop each property. Although the Company has reported mineral resources on the Sierra Mojada Project, it has not established any reserves and remains in the exploration stage. The Company may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ore and construct mining and processing facilities.

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

During the fiscal years ended October 31, 2023 and 2022, the Company incurred net losses of $1,251,000 and $3,168,000 respectively. At October 31, 2023, the Company had stockholders’ equity of $5,592,000 and cash and cash equivalents of $1,009,000. If the Blockade is resolved, significant amounts of capital would be required to continue to explore and potentially develop the Sierra Mojada concessions. The Company is not engaged in any revenue producing activities and does not expect to be in the near future. Currently, potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of the Company’s interests in its assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to it, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of the projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

The Company’s Chief Executive Officer and President, Timothy Barry and Chief Financial Officer, Christopher Richards also serve as President and Chief Executive Officer, and Chief Financial Officer of Arras, respectively. As a result, the Company’s executive officers do not devote their full time and attention to the Company’s affairs. There may be circumstances in which the Company’s executive officers are compelled to spend a significant portion of their time and attention to Arras’ affairs, which may mean that they are unable to devote sufficient time to the Company’s affairs. Furthermore, the Company’s Chairman, Brian Edgar, also serves as Chairman of Arras, and Timothy Barry is also a director of Arras. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, conflicts may arise if there are issues or disputes under commercial arrangements that may exist between Arras and the Company. Any failure of the directors or officers of the Company to address these conflicts in an appropriate manner or to allocate opportunities that they become aware of to the Company could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

The Company needs and relies upon key personnel.

Presently, the Company employs a limited number of full-time employees, utilizes outside consultants, and in large part relies on the efforts of its officers and directors. Success will depend, in part, upon the ability to attract and retain qualified employees. In particular, the Company has only two executive officers: Timothy Barry and Christopher Richards, and the loss of the services of either of these would adversely affect the Company’s business.

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

The Company’s business activities are primarily conducted in Mexico, and as such, its activities are exposed to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, illegal mining, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions (including, potential instability if the United States or Mexico withdraws from the United States-Mexico-Canada Agreement), currency controls and governmental regulations that favor or require the rewarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

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

The Company’s exploration activities in Mexico have been adversely affected by changing government regulations relating to the mining industry and shifts in political conditions that have impacted the Company’s ability to continue to advance the Sierra Mojada Project. Additional changes, if any, in mining or investment policies or shifts in political attitude may adversely affect the Company’s financial condition. Expansion of the Company’s activities will be subject to the need to obtain sufficient access to adequate supplies of water and assure the availability of sufficient power and surface rights that could be affected by government policy and competing operations in the area.

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

The Company’s future operations, including any activities at the Sierra Mojada Project and other exploration activities, will require additional permits from various governmental authorities. The Company’s operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that the Company will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and the Company’s ability to ensure that it has obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, the Company may be unable to operate its properties as permitted or to enforce its rights with respect to its properties. The Company annually monitors the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of its concessions. As of January 2024, and to the best of the Company’s knowledge, there are no such annotations, nor is the Company aware of any challenges from the government or from third parties, except for the matters described in Part I, Item 3 – Legal Proceedings.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

Not applicable.

Item 3.	LEGAL PROCEEDINGS

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

ICSID Arbitration

On March 2, 2023, the Company filed a NAFTA Notice of Intent to seek compensation for losses arising out of the illegal blockade of the Sierra Mojada Property by Mineros Norteños and Mexico’s unlawful conduct in respect of the blockade.

As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request.

The Arbitration was initiated under the Convention on the Settlement of Investment Disputes between States and Nationals of Other States process, which falls under the auspices of ICSID.

As Arbitration proceedings are in early stages, the Company cannot determine the likelihood of succeeding in collecting any amount, as such has not accrued any amounts in the consolidated financial statements with respect to this claim.

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

Holders

As of January 26, 2024, there were 262 holders of record of the Company’s common stock. This does not include persons or entities that hold common stock in brokerage accounts or otherwise in “street name.”

Dividends

The Company has not declared or paid any cash dividends on its common stock during the last two fiscal years. The Company has no plans to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2023, the Company had one formal equity compensation plan under which equity securities were authorized for issuance to its officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. The 2019 Plan was amended by the board of directors in February 2022, and the amendment was approved by shareholders in April 2022 (the “Amended 2019 Plan”). Under the Amended 2019 Plan, the lesser of (i) 15,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2023, there were 2,436,565 shares reserved for issuance under the Amended 2019 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its compensation plans as of October 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,300,000	$0.22	2,436,565

Total	2,300,000	$0.22	2,436,565

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

On October 30, 2023, the Company completed a private placement of an aggregate of 11,685,000 units at a purchase price of $CDN 0.11 per unit (the “$CDN 0.11 Unit”) for aggregate gross proceeds of approximately $929,786 ($CDN 1,285,350). Each $CDN 0.11 Unit consists of one share of common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “$CDN 0.13 Warrant”).  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 until October 30, 2028. The Company paid finder’s fees totaling $14,210 to agents with respect to certain purchasers who were introduced by these agents. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, or Regulation S, for purposes of the $CDN 0.11 Unit private placement.

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

Silver Bull’s corporate office is located at 777 Dunsmuir Street, Suite 1605, Vancouver, British Columbia, Canada V7Y 1K4, telephone number is (604) 687-5800.

Recent Developments

2023 Private Placement

On October 30, 2023, the Company completed a private placement financing under the Canadian Listed Issuer Financing Exemption, raising gross proceeds of $929,786, by issuing 11,685,000 units consisting of one share of common stock and one half of one common stock purchase warrant as described below in the “Material Changes in Financial Condition; Liquidity and Capital Resources” section.

Litigation Funding Agreement

On September 5, 2023, the Company entered into a litigation funding agreement (“Funding Agreement” or the “LFA”) with Bench Walk. Under the terms of the Funding Agreement, Bench Walk has agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Arbitration proceedings as a purchase of a contingent entitlement to damages.

ICSID Arbitration

On June 28, 2023, the Company commenced international arbitration proceedings against Mexico under the USMCA and NAFTA, arising from Mexico’s unlawful expropriation and other unlawful treatment of Silver Bull and its investments resulting from the illegal blockade of the Company’s Sierra Mojada project.

Management and Board Changes

On April 25, 2023, Mr. Darren Klinck ceased serving as the President of the Company. Mr. Tim Barry (the Company’s Chief Executive Officer) was appointed as the Company’s President, replacing Mr. Klinck.

On March 2, 2023, Mr. William Matlack was appointed to the board of directors of the Company as an independent director. Mr. Matlack is a veteran geologist with over a 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields. Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets, and an investment banker in metals & mining with Scarsdale Equities. Mr. Matlack was interim CEO of Klondex Mines Limited (“Klondex”) in 2012 and was a director of Klondex from 2012 to 2018 during its transformation from an explorer to gold producer in Nevada. Mr. Matlack has served as a director of Timberline Resources Corp. since October 2019.

Results of Operations

Fiscal Year Ended October 31, 2023 Compared to Fiscal Year Ended October 31, 2022

For the fiscal year ended October 31, 2023, the Company reported a consolidated net loss of $1,251,000 or approximately $0.04 per share, compared to a consolidated net loss of $3,168,000 or approximately $0.09 per share during the fiscal year ended October 31, 2022. The $1,917,000 decrease in the consolidated net loss was primarily due to a $2,060,000 decrease in exploration and property holding costs (which was mainly the result of the $2,058,000 goodwill impairment during the fiscal year ended October 31, 2022) and a $110,000 decrease in administrative expenses, which was partially offset by a $255,000 decrease in other income in the 2023 fiscal year compared to the 2022 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased by $2,060,000 to $332,000 in the 2023 fiscal year from $2,392,000 in the 2022 fiscal year. This decrease was mainly the result of a $2,058,000 goodwill impairment during the fiscal year ended October 31, 2022 and a $9,000 decrease in exploration and holding costs, which was offset by a $16,000 concession impairment in the 2023 fiscal year.

General and Administrative Costs

General and administrative expenses decreased by $110,000 to $935,000 in the 2023 fiscal year from $1,045,000 in the 2022 fiscal year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $73,000 in the 2023 fiscal year from $296,000 in the 2022 fiscal year. This was mainly due to stock options granted to the Company’s employees, directors and advisors in the 2022 fiscal year.

Personnel costs decreased by $161,000 to $292,000 in the 2023 fiscal year from $453,000 in the 2022 fiscal year. This decrease was mainly due to a $177,000 decrease in stock-based compensation expenses in the 2023 fiscal year to $47,000 from $224,000 in the 2022 fiscal year as a result of stock options vesting in the 2023 fiscal year having a lower fair value than stock options vesting in the 2022 fiscal year, which were partially offset by a $18,000 increase in employees’ salaries and bonuses.

Office and administrative expenses decreased by $16,000 to $219,000 in the 2023 fiscal year from $235,000 in the 2022 fiscal year. This decrease was primarily due to decreased insurance, which were partially offset by a $13,000 increase in travel costs.

Professional services increased by $291,000 to $474,000 in the 2023 fiscal year from $183,000 in the 2022 fiscal year. This increase was mainly due to arbitration-related costs incurred in relation to the Arbitration (as described in the “Recent Developments” section).

Directors’ fees decreased by $45,000 to $113,000 in the 2023 fiscal year as compared to $158,000 for the 2022 fiscal year. This decrease was primarily due to a $46,000 decrease the stock-based compensation expense to $26,000 in the 2023 fiscal year from $72,000 in the 2022 fiscal year as a result of stock options vesting in the 2023 fiscal year having a lower fair value than stock options vesting in the 2022 fiscal year.

The Company recorded a $45,000 provision for uncollectible VAT for the 2023 fiscal year as compared to a $14,000 provision for uncollectible VAT in the 2022 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

In the current year, the Company recorded a contra expense of $209,000 which is comprised of funds from the litigation Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return.

As part of that funding arrangement, Bench Walk agreed to reimburse Silver Bull $237,000 which was comprised of $97,000 for reimbursement of previously incurred expenses and $140,000 for working capital including incurred general and administrative costs. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the prior year.

During the fiscal year ended October 31, 2023, the arbitration lawyers incurred $473,774 in legal costs, all of which was paid by Bench Walk directly.

Other Income

The Company recorded other income of $18,000 in the 2023 fiscal year as compared to other income of $273,000 in the 2022 fiscal year. The significant factor contributing to other income in the 2023 fiscal year was a $32,000 interest income and a $9,000 foreign currency transaction income, which was offset by $20,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities and a $3,000 expense related to the issuance of warrants. The significant factor contributing to other income in the 2022 fiscal year was a gain of $301,000 from selling Arras common shares and interest income of $6,000, which was offset by a $34,000 foreign currency transaction loss.

Material Changes in Financial Condition; Liquidity and Capital Resources

2023 Private Placement

On October 30, 2023, the Company completed a private placement of 11,685,000 units at a purchase price of $CDN 0.11 per unit (the “$CDN 0.11 Unit”) for aggregate gross proceeds of $929,786 ($CDN 1,285,350). Each $CDN 0.11 Unit consists of one share of common stock of the Company and one half of one transferable common stock purchase warrant (each whole warrant, a “$CDN 0.13 Warrant”).  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 60 months from the closing of the private placement. The Company paid finders’ fees totaling $14,210 to agents with respect to certain purchasers who were introduced by these agents. In addition, the Company incurred other offering costs of approximately $29,145.

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the 2023 fiscal year, the Company received initial funding of $97,000 as reimbursement of corporate operating costs incurred. In January 2024, the Company received an additional reimbursement of $200,000 from Bench Walk.

The Company agreed that the Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the 2023 fiscal year, cash and cash equivalents were primarily utilized to fund general and administrative expenses and exploration activities at the Sierra Mojada Property. In addition, the Company received net proceeds of $916,000  from the private placement and $97,000 from Bench Walk . As a result of the net cash proceeds received from the private placement and the arbitration funding from Bench Walk, which was partially offset by exploration activities and general and administrative expenses, cash and cash on hand increased from $887,000 at October 31, 2022 to $1,009,000 at October 31, 2023.

Cash flows used in operations for the 2023 fiscal year were $794,000 as compared to $1,255,000 for the 2022 fiscal year. The decrease was mainly due to the timing of certain payments.

Cash flows provided by investing activities for the 2023 fiscal year was $nil. Cash flows provided by investing activities for the 2022 fiscal year were $1,434,000 from the sale of Arras common shares.

Cash flows provided by financing activities for the 2023 fiscal year were $916,000 as compared to $518,000 in the 2022 fiscal year. The cash flows provided by financing activities in the 2023 fiscal year was due to the private placement the Company completed and the cash flows provided by financing activities in the 2022 fiscal year were due to funding from South32.

Capital Resources

As of October 31, 2023, the Company had cash and cash equivalents of $1,009,000 as compared to cash and cash equivalents of $887,000 as of October 31, 2022. The increase in liquidity was primarily the result of the proceeds from the private placement, which were partially offset by exploration activities and property holding costs at the Sierra Mojada Property and general and administrative expenses.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,645,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations. Based on the limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of December 31, 2023, the Company had approximately $0.3 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2023

In November 2021, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2021-10, “Government Assistance (Topic 832)” which provides guidance for required annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted this standard as of November 1, 2022. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard will be effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The adoption of this update is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a significant impact on the present or future consolidated financial statements of the Company.

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

Management had applied judgment in reaching its conclusion with respect to accounting for the South32 Option Agreement with South32, described in Note 3 to the consolidated financial statements. Under the South32 Option Agreement, South32 was able to obtain an option to purchase 70% of the shares of Minera Metalin (the “South32 Option”). Management had determined that the South32 Option Agreement did not result in the transfer of control of the Sierra Mojada Project to South32 and that the South32 Option Agreement represented non-employee share-based compensation associated with the collaborative exploration program undertaken by the parties. The compensation cost was expensed when the associated exploration activity occurred. The share-based payments had been classified as equity instruments and valued based on the fair value of consideration received, as it was more reliably measurable than the fair value of the equity interest. In the event the South32 Option was exercised and shares were issued prior to a decision to develop a mine, such shares would have been classified as temporary equity as they would have been contingently redeemable in exchange for a net smelter royalty under circumstances not wholly in control of the Company or South32 and which were not probable. No portion of the equity value has been classified as temporary equity as the South32 Option has no intrinsic value.

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

Accounts Receivable

Accounts Receivable consists of corporate costs that are to be reimbursed by Bench Walk pursuant to the terms of the Funding Agreement. The Company anticipates full recovery of its current receivables within three months.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2023 and October 31, 2022 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative liability

The Company classified warrants on the Company’s balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the Company’s functional currency is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to value the warrants that do not have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the common stock of the Company at the date of issuance, and at each subsequent reporting period, is based on historical volatility adjusted to reflect implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2023 and October 31, 2022, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2023 and October 31, 2022, Silver Bull’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Mexican operations are included in the consolidated statements of operations.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2023, the Company has carried out an evaluation under the supervision of, and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of October 31, 2023, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment using those criteria, management concluded that its internal control over financial reporting as of October 31, 2023 was effective.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2023 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2024 annual meeting of shareholders and is incorporated by reference in this report.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2024 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2024 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2024 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTant FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2024 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Silver Bull Resources, Inc.	8-K	04/21/2021	3.1

3.2	Bylaws	10-K	01/14/2011	3.1.2

4.1	Description of Capital Stock				X

4.2	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	11/02/2020	10.2

4.3	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	10/31/2023	10.2

10.1	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	09/03/2021	10.1

10.2††	Litigation Funding Agreement, dated as of September 4, 2023, by and between Bench Walk 23P, L.P. and Silver Bull Resources, Inc.				X

10.3	Form of Silver Bull Resources, Inc. Unit Subscription Agreement	8-K	10/31/2023	10.1

10.4+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	06/14/2019	10.2

10.4.1+	Amendment to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/20/2022	10.1

10.5+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.1

10.5.1+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/23/2022	10.4

10.6+	Key Persons Retention Agreement, dated as of October 13, 2023, by and among Silver Bull Resources, Inc. and the persons named therein	8-K	10/18/2023	10.1

10.7+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/23/2022	10.1

10.8+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/23/2022	10.2

10.9+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/23/2022	10.3

10.10+	Form of Indemnification Agreement (Directors and Officers)	10-K	01/13/2020	10.10

14.1	Code of Ethics	8-K	11/07/2019	14.1

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm (Smythe LLP; Vancouver, Canada; PCAOB ID# 995)				X

23.2	Consent of Archer, Cathro & Associates (1981) Limited				X

23.3	Consent of Timothy Barry				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

96.1	Technical Report Summary	10-K	01/26/2023	96.1

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

X Filed herewith.

XX Furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

† Filed herewith under Items 1 and 2 – Business and Properties.

†† Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant customarily and actually treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

* The following financial information from Silver Bull Resources, Inc.‘s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 29, 2024	By:	/s/ Timothy Barry
Timothy Barry
Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2024	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2024	By:	/s/ Timothy Barry
Timothy Barry
Chief Executive Officer and Director

Date: January 29, 2024	By:	/s/ Brian Edgar
Brian Edgar
Director

Date: January 29, 2024	By:	/s/ William Matlack
William Matlack
Director

Date: January 29, 2024	By:	/s/ David Underwood
David Underwood
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2023. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

We have determined that there are no critical audit matters to communicate in our auditors’ report.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2016.

Vancouver, Canada

January 29, 2024

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2023	October 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,008,507	$886,728
Other receivables	5,685	2,834
Accounts receivable (Note 4)	140,097	—
Prepaid expenses and deposits	44,637	49,537
Due from related party (Note 5)	57,853	23,196
Total Current Assets	1,256,779	962,295

Value-added tax receivable, net of allowance for uncollectible taxes of $536,010 and $449,219, respectively (Note 6)	100,613	127,036
Office and mining equipment, net (Note 7)	130,937	143,568
Property concessions (Note 8)	5,004,386	5,019,927
TOTAL ASSETS	$6,492,715	$6,252,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$517,489	$159,585
Accrued liabilities and expenses	258,590	179,607
Income tax payable	3,000	3,000
Loan payable (Notes 10 and 18)	43,256	—
Total Current Liabilities	822,335	342,192

Loan payable (Notes 10 and 18)	—	43,959
Warrant derivative liability (Note 13)	78,088	—
TOTAL LIABILITIES	900,423	386,151

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 3, 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,365,652 and 35,055,652 shares issued and outstanding, respectively	2,541,515	2,418,415
Additional paid-in capital	141,604,015	140,750,310
Accumulated deficit	(138,645,486)	(137,394,298)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,592,292	5,866,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,492,715	$6,252,826

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2023	2022
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs (Note 4)	303,685	313,410
Depreciation (Note 7)	12,631	20,572
Concession impairment (Note 8)	15,541	—
Goodwill impairment (Note 9)	—	2,058,031
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	331,857	2,392,013

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	292,332	453,489
Office and administrative	219,090	235,231
Professional services	474,456	183,337
Directors’ fees	113,140	158,378
Provision for uncollectible value-added taxes (Note 6)	44,713	14,113
Funding Agreement reimbursement (contra expenses) (Note 4)	(209,009)	—
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	934,722	1,044,548

LOSS FROM OPERATIONS	(1,266,579)	(3,436,561)

OTHER INCOME
Interest income	31,987	5,715
Foreign currency transaction gain (loss)	8,656	(34,326)
Other costs (Note 15)	(19,527)	—
Warrant issuance costs (Note 11)	(3,468)	—
Change in fair value of warrants derivative liability (Note 13)	(40)	—
Gain on investment (Note 1)	—	301,493
TOTAL OTHER INCOME	17,608	272,882

LOSS BEFORE INCOME TAXES	(1,248,971)	(3,163,679)

INCOME TAX EXPENSE (Note 14)	(2,217)	(4,520)
NET AND COMPREHENSIVE LOSS	(1,251,188)	(3,168,199)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,491,775	34,904,003

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,251,188)	$(3,168,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 7)	12,631	20,572
Concession impairment (Note 8)	15,541	—
Provision for uncollectible value-added taxes (Note 6)	44,713	14,113
Foreign currency transaction (income) loss	(9,478)	31,795
Stock options issued for compensation (Note 12)	76,758	305,779
Shares of common stock issued for services (Note 11)	88,411	128,094
Change in fair value of warrant derivative liability (Note 13)	40	—
Warrant issuance costs (Note 11)	3,468	—
Goodwill impairment (Note 9)	—	2,058,031
Gain on investment (Note 1)	—	(301,493)
Changes in operating assets and liabilities:
Other receivables	(2,838)	4,509
Accounts receivables (Note 4)	(140,097)	—
Prepaid expenses and deposits	5,340	140,937
Due from related party (Note 5)	(34,657)	(23,196)
Accounts payable	329,259	(307,282)
Accrued liabilities and expenses	72,175	(144,588)
Value-added tax receivable	(3,876)	(16,064)
Income tax payable	—	2,000
Net cash used in operating activities	(793,798)	(1,254,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net of costs (Note 1)	—	1,434,113
Net cash provided by investing activities	—	1,434,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs (Note 11)	915,577	—
Property concessions funding (Note 3)	—	518,000
Net cash provided by financing activities	915,577	518,000

Net increase in cash and cash equivalents	121,779	697,121
Cash and cash equivalents beginning of year	886,728	189,607

Cash and cash equivalents end of year	$1,008,507	$886,728

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2023	2022

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,249	$2,499
Interest paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$29,146	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Issuance of common stock as follows:
- for cash at a price of $CDN $0.11 per share with attached warrants less offering costs of $39,887 (Note 11)	11,685,000	116,850	694,786	—	—	811,636
- For compensation at $0.14 per share (Note 11)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	76,758	—	—	76,758
Net loss for the year ended October 31, 2023	—	—	—	(1,251,188)	—	(1,251,188)
Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2021	34,547,838	$2,413,337	$139,803,515	$(134,226,099)	$92,248	$8,083,001
Earn-in option agreement (Note 3)	—	—	518,000	—	—	518,000
Issuance of common stock as follows:
- for compensation at $0.25 per share (Note 11)	507,814	5,078	123,016	—	—	128,094
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 12)	—	—	305,779	—	—	305,779
Net loss for the year ended October 31, 2022	—	—	—	(3,168,199)	—	(3,168,199)
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675

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

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals”), a wholly-owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly-owned subsidiary of Nomad Minerals.

On August 12, 2020, the Company entered into an option agreement (the “Beskauga Option Agreement”) with Copperbelt AG, a corporation existing under the laws of Switzerland (“Copperbelt Parent”), and Dostyk LLP, an entity existing under the laws of Kazakhstan and a wholly-owned subsidiary of Copperbelt (the “Copperbelt Sub,” and together with Copperbelt Parent, “Copperbelt”), pursuant to which the Company has the exclusive right and option to acquire Copperbelt’s right, title and 100% interest in the Beskauga property located in Kazakhstan, which consists of the Beskauga Main project (the “Beskauga Main Project”) and the Beskauga South project (the “Beskauga South Project,” and together the Beskauga Main Project, the “Beskauga Project”). After the completion of due diligence, the transaction contemplated by the Beskauga Option Agreement closed on January 26, 2021.

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly-owned subsidiary of the Company. On March 19, 2021, pursuant to an asset purchase agreement with Arras, the Company transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras in exchange for 36,000,000 common shares of Arras. On September 24, 2021, the Company distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras shares in total. Upon completion of the distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company. In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per share, respectively. The Company recognized $301,493 in gain on sale of the Arras common shares during the year ended October 31, 2022. Since then, the Company has not held any interest in Arras.

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

Exploration Stage

The Company has established the existence of mineral resources for the Sierra Mojada Project. The Company has not established proven or probable reserves, as defined by the United States Securities and the U.S. Securities and Exchange Commission (the “SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for Sierra Mojada Project. Furthermore, the Company has no plans to establish proven or probable reserves for Sierra Mojada Project. As a result, and despite the fact that the Company commenced extraction of mineral resources at the Sierra Mojada Property, the Company remains an exploration stage company, as defined by the SEC

Beginning with the Company’s annual report on Form 10-K for the year ended October 31, 2022, the Company reports its mineral resources in accordance with S-K 1300.

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $138,645,000. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2023, the Company had cash and cash equivalents of $1,009,000. Based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement (Note 4) aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“ GAAP”) using the accrual method of accounting, except for cash flow amounts.

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

Accounts Receivable

Accounts Receivable consists of corporate costs that are to be reimbursed by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), pursuant to the terms of the Funding Agreement (Note 4).   The Company anticipates full recovery of its current receivables within three months.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2023 and 2022 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative Liability

The Company classifies warrants on its consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance, as the functional currency of Silver Bull is the U.S. dollar and the exercise price of the warrants is the Canadian dollar (“$CDN”). The Company has used the Black-Scholes pricing model to fair value the warrants that do not have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

The derivative is not traded in an active market, and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 10,013,788 shares and 5,165,039 shares outstanding at October 31, 2023 and 2022, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2023 and 2022, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2023 and 2022, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Adopted in the Year

In November 2021, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2021-10, “Government Assistance (Topic 832)” which provides guidance for required annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted this standard as of November 1, 2022. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard will be effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The adoption of this update is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a significant impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ILLEGAL BLOCKADE OF SIERRA MOJADA PROPERTY AND ICSID ARBITRATION

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

On October 11, 2019, the Company and its subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to an illegal blockade by a cooperative of local miners called Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), the Company halted all work on the Sierra Mojada Property. The notice of force majeure was issued because the Company and its subsidiary Minera Metalin were unable to perform their obligations under the South32 Option Agreement due to the blockade. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, due to the ongoing blockade of the site, the South32 Option Agreement was mutually terminated by South32 and the Company.

No portion of the equity value of the Company was classified as temporary equity as the South32 Option had no intrinsic value. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade, and the Company released South32 from all of claims as of the date of termination.

As of January 26, 2024, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

On March 2, 2023, the Company filed the NAFTA Notice of Intent. The Company has been unable to access the project since the illegal blockade commenced in September 2019. Despite numerous demands and requests for action by the Company, Mexican governmental agencies have allowed this unlawful conduct to continue and, as such, failed to protect the Company’s investment.

The Company held a meeting with Mexican government officials in Mexico City on May 30, 2023, in an attempt to explore amicable settlement options and avoid arbitration. However, the 90-day period for amicable settlement under NAFTA expired on June 2, 2023, without a resolution.

On June 28, 2023, the Company commenced international arbitration proceedings against Mexico under the United States-Mexico-Canada Agreement (“USMCA”) and NAFTA (the “Arbitration”). The Arbitration was initiated under the Convention on the Settlement of Investment Disputes between States and Nationals of Other States process, which falls under the auspices of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”), to which Mexico is a signatory.

The Company has engaged Boies Schiller Flexner (UK) LLP as its legal advisers on the legacy NAFTA claim.

NOTE 4 – ARBITRATION FINANCING

On September 5, 2023, the Company entered into a litigation funding agreement (“Funding Agreement” or the “LFA”) with Bench Walk, a third party, which specializes in funding litigation and arbitration claims. Under the terms of the LFA, Bench Walk has agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Arbitration proceedings as a purchase of a contingent entitlement to damages.

During fiscal 2023, the Company has received reimbursement of corporate operating costs totaling $96,740 pursuant to the terms of the LFA. Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $623,774. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

As security for Bench Walk’s entitlement to receive a share of the Claim Proceeds under the LFA, the Company granted to Bench Walk a security interest in the Claim Proceeds, the Claim, all documents of title pertaining to the Claim, rights under any appeal bond or similar instrument posted by any of the defendants in the Claim, and all proceeds of any of the foregoing.

During the fiscal year ended October 31, 2023, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk (Note 18).

2023

Exploration and property holding costs	$27,829
Personnel	49,812
Office and administrative	68,303
Professional services	47,974
Directors’ fees	42,919
236,837
Less: Received	(96,740)
Accounts receivable	$140,097

NOTE 5 – DUE FROM RELATED PARTY

As of October 31, 2023, due from related party consists of $57,853 (2022 - $23,196) due from Arras for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $100,613 (2022 - $127,036) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, this being supported by the Company’s September 2023 receipt of its claim for the month of July 2017 in the full amount of $9,141 filed, with back interest and inflation adjustment amounts additionally being received (total of Mexican Peso (“$MXN”) 418,481). The outcomes and process for recovering VAT can be lengthy and unpredictable. The Company continues to pursue recovery from the Mexican government despite the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2023 and 2022 is as follows:

Allowance for uncollectible VAT – October 31, 2021	$420,982
Provision for uncollectible VAT	14,113
Foreign currency translation adjustment	14,124
Allowance for uncollectible VAT – October 31, 2022	449,219
Provision for uncollectible VAT	44,713
Foreign currency translation adjustment	42,078
Allowance for uncollectible VAT – October 31, 2023	$536,010

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2023 and 2022:

	October 31,	October 31,
	2023	2022

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(705,283)	(692,652)
Office and mining equipment, net	$130,937	$143,568

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2023 and 2022:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – October 31, 2023	$5,004,386

During the fiscal year ended October 31, 2023, the Company decided to withdraw certain concession applications in Sierra Mojada, Mexico. As a result, the Company has written off the capitalized property concession balance related to these concessions of $15,541 in accordance with Level 3 of the fair value hierarchy.

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

NOTE 10 – LOAN PAYABLE

In June 2020, the Company received $29,531 ($CDN 40,000) in the form of a Canada Emergency Business Account (“CEBA”) loan. CEBA is part of the economic assistance program launched by the Government of Canada to ensure that businesses had access to capital during the COVID-19 pandemic. The CEBA loan program was increased, and in January 2021, the Company applied and qualified for an additional $15,615 ($CDN 20,000) CEBA loan.

As at October 31, 2023, the total CEBA loan amount stands at $CDN 60,000. with $CDN 20,000 forgivable if repaid by December 31, 2023. Additionally, the CEBA loan accrues no interest to December 31, 2023, and only thereafter converts to a three-year term loan with a 5% annual interest rate.

The Company anticipates repaying the CEBA loan upon or before December 31, 2023 (Note 18). Income will be recognized in the period when the CEBA loan is forgiven.

Loan payable – October 31, 2021	$48,450
Foreign currency translation adjustment	(4,491)
Loan payable – October 31, 2022	43,959
Foreign currency translation adjustment	(703)
Loan payable – October 31, 2023	$43,256

NOTE 11 – COMMON STOCK

On October 30, 2023, the Company completed a private placement for 11,685,000 units at an issuance price of $CDN 0.11 per unit (the “$CDN 0.11 Unit”) for gross proceeds of $929,786 ($CDN 1,285,350). Each $CDN 0.11 Unit consists of one share of the Company’s common stock and one half of one transferable common stock purchase warrant (each whole warrant, a “$CDN 0.13 Warrant”).  Each $CDN 0.13 Warrant entitles the holder thereof to acquire one share of common stock at a price of $CDN 0.13 for a period of 60 months from the closing of the private placement. The Company paid finders’ fees totaling $14,210 to agents with respect to certain purchasers who were introduced by these agents. In addition, the Company incurred other offering costs of approximately $29,145.   Of these costs $3,468 is included in warrant issuance costs in the consolidated statements of operations and comprehensive loss.

On March 9, 2023, the Company issued 625,000 shares of common stock at an average price of $0.14 per share as payment of accrued management bonuses in the amount of $88,411 ($CDN121,875) based on the closing trading price on the date of approval by the Company’s board of directors.

On February 17, 2022, the Company issued 507,814 shares of common stock at an average price of $0.25 per share as payment of accrued management bonuses in the amount of $128,094 ($CDN162,500) based on the closing trading price on the date of the approval by the Company’s board of directors.

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

On March 2, 2023, the Company granted options to acquire 150,000 shares of common stock with a weighted-average grant-date fair value of $0.07 per share and an exercise price of $CDN 0.195 per share.

On February 17, 2022, the Company granted options to acquire 3,300,000 shares of common stock with a weighted-average grant-date fair value of $0.14 per share and an exercise price of $CDN 0.32 per share.

No options were exercised during the years ended October 31, 2023 and 2023.

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2023 and 2022 are as follows:

Year Ended October 31,
Options	2023	2022

Expected volatility	74% – 81%	81% – 87%
Risk-free interest rate	3.83% – 3.96%	1.60% – 1.74%
Dividend yield	—	—
Expected term (in years)	2.50 – 5.00	2.50 – 5.00

The following is a summary of stock option activity for the fiscal years ended October 31, 2023 and 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2021	43,750	$1.39	1.30	$—
Granted	3,300,000	0.24
Cancelled	(150,000)	0.24
Outstanding at October 31, 2022	3,193,750	0.23	4.25	—
Granted	150,000	0.14
Cancelled	(400,000)	0.24
Expired	(643,750)	1.27
Outstanding at October 31, 2023	2,300,000	0.22	3.37	—
Exercisable at October 31, 2022	1,483,333	$0.23	3.34	$—

The Company recognized stock-based compensation costs for stock options of $76,758 and $305,779 for the fiscal years ended October 31, 2023 and 2022, respectively. As of October 31, 2023, there remains $17,079 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.26 years.

Summarized information about stock options outstanding and exercisable at October 31, 2023 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	2,150,000	3.30	$0.23	1,433,333	$0.23
0.14	150,000	4.37	0.14	50,000	1.26

NOTE 13 – WARRANTS

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of $CDN 0.13 in connection with the $CDN 0.11 Unit private placement (Note 11). The fair value of the warrants issued in the $CDN 0.11 Unit private placement was determined to be $78,263 based on the Black-Scholes pricing model using a risk-free interest rate of 4.80%, expected volatility of 40.77%, dividend yield of 0%, and a contractual term of five years adjusted for the liquidity of the Company’s common stock and resale restrictions on the shares to be received on exercise of the warrants.

A summary of warrant activity for the fiscal years ended October 31, 2023 and 2022 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 31, 2021*	1,971,289	$0.59	3.99	$—
Outstanding and exercisable at October 31, 2022	1,971,289	$0.59	2.99	$—
Issued in the $CDN 0.13 Unit private placement (Note 11)	5,842,499	0.10	5.00	—
Outstanding and exercisable at October 31, 2023	7,813,788	$0.23	4.24	$—

*Pursuant to the Distribution (Note 1), 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were exercised during the year ended October 31, 2023.

No warrants were issued or exercised during the year ended October 31, 2022.

Summarized information about warrants outstanding and exercisable at October 31, 2023 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	1.99	$0.59
0.11	5,842,499	5.00	0.11
$0.23	7,813,788	4.24	$0.23

The Company’s $CDN warrants have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at October 31, 2023:

Warrant derivative liability at October 31, 2022	$—
Warrants issued in $CDN 0.11 Unit private placement	78,263
Change in fair value of warrant derivative liability	40
Foreign currency translation adjustment	(215)
Warrant derivative liability at October 31, 2023	$78,088

NOTE 14 – INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017 and the Tax Act required the Company to use a statutory tax rate of 21% for the years ended October 31, 2023 and 2022.

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

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2023	2022
United States	$(871,000)	$(766,000)
Foreign	(380,000)	(2,398,000)
Loss before income taxes	$(1,251,000)	$(3,164,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2023	2022
Current tax expense	$2,217	$4,520
Deferred tax expense	—	—
	$2,217	$4,520

The Company’s provision for income taxes for the fiscal year ended October 31, 2023 consisted of a tax expense of $2,217 (2022 - $4,550) related to a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2023.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2023	2022

Income tax benefit calculated at U.S. federal income tax rate	$(263,000)	$(665,000)

Differences arising from:
Other permanent differences	187,000	524,000
Differences due to foreign income tax rates	(34,000)	(29,000)
Adjustment to prior year taxes	269,000	447,000
Inflation adjustment foreign net operating loss	(363,000)	(797,000)
Foreign currency fluctuations	(320,000)	(51,000)
Decrease in valuation allowance	(831,000)	(1,840,000)
Net operating loss carry forwards expiration - Mexico	1,359,000	2,416,000
Other	(2,000)	—
Net income tax provision	$2,000	$5,000

The components of the deferred tax assets at October 31, 2023 and 2022 were as follows:

	For the year ended October 31,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards – U.S.	$5,146,000	$5,235,000
Net operating loss carry forwards – Mexico	2,806,000	3,711,000
Exploration costs	1,109,000	961,000
Other – United States	103,000	68,000
Other – Mexico	24,000	44,000
Total net deferred tax assets	9,188,000	10,019,000
Less: valuation allowance	(9,188,000)	(10,019,000)
Net deferred tax asset	$—	$—

At October 31, 2023, the Company has U.S. net operating loss carry-forwards of approximately $19 million that expire in the years 2028 through 2037 and $5 million which will be carried forward indefinitely. The Company has approximately $13 million of net operating loss carry-forwards in Mexico that expire in the calendar years 2023 through 2032.

The valuation allowance for deferred tax assets of $9.2 and $10.0 million at October 31, 2023 and 2022, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2023 and 2022, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2023, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2019 and all following years
Mexico:	2018 and all following years
Canada:	2019 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related party, investments, accounts payable, loan payable and warrant derivative liability.

Cash and cash equivalents, accounts receivable, due from related party and accounts payable are classified as Level 1 in the fair value hierarchy. Their carry amounts approximate fair value at October 31, 2023 and 2022 due to the short maturities of these financial instruments. Investments and loan payable are classified as Level 2 in the fair value hierarchy.

Derivative liability

The Company classifies warrants on its consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance, as the functional currency of Silver Bull is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to fair value the warrants (Note 13). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company does not anticipate paying any dividend in the foreseeable future.

The derivative is not traded in an active market, and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy:

	October 31, 2023
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$78,088

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2023 and 2022, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $913,397 and $802,761, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

As at October 31, 2023 and 2022, cash and cash equivalents consist of guaranteed investment certificates of $3,172 and $369,551, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2023 and 2022, the U.S. dollar equivalent balance for these accounts was $23,183 and $10,702, respectively. In February 2023, a cash balance of $19,355 ($MXN 349,884) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivable from GST refunds, Bench Walk and a related party. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At October 31, 2023 and 2022, none of the Company’s receivables are impaired.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2023, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,640.

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

Based on the net exposures as at October 31, 2023, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $13,000 in the Company’s net income.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At October 31, 2023, the Company has $1,008,507 (2022 - $886,728) of cash and cash equivalents to settle current liabilities of $822,337 (2021 - $342,192). All payables classified as current liabilities are due within one year.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent (Note 3). As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request.

As Arbitration proceedings are in early stages, the Company cannot determine the likelihood of succeeding in collecting any amount, as such has not accrued any amounts in the consolidated financial statements with respect to this claim.

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

Arbitration Financing

On September 5, 2023, the Company entered into the LFA with Bench Walk (Note 4). Under the terms of the LFA, Bench Walk has agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Claim in relation to the international arbitration proceedings as a purchase of a contingent entitlement to damages. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with the respondent, discontinue proceedings, pursue the proceedings to trial and take any action the Company considers appropriate to enforce judgment.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim Proceeds of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

As security for Bench Walk’s entitlement to receive a share of the Claim Proceeds under the LFA, the Company granted to Bench Walk a security interest in the Claim Proceeds, the Claim, all documents of title pertaining to the Claim, rights under any appeal bond or similar instrument posted by any of the defendants in the Claim, and all proceeds of any of the foregoing.

Management Retention Agreement and Salaries

The Company has established a Management Retention Agreement (the “MRA”), which is a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the ICSID Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific ICSID Arbitration related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The Toronto Stock Exchange (the “TSX”) has provided its conditional approval of the MRA dependent upon the MRA being approved by the Company’s disinterested shareholders at Silver Bull’s 2024 annual meeting of shareholders in April 2024.

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its ICSID Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of October 31, 2023, the deferred salary is approximately $17,000.

As the outcome of the ICSID Arbitration is not determinable as at October 31, 2023, no expense has been recorded in relation to the above.

NOTE 17 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2023	2022
Net loss
Mexico	$(404,000)	$(2,397,000)
Kazakhstan	(3,000)	—
Canada	(844,000)	(771,000)
Net Loss	$(1,251,000)	$(3,168,000)

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$985,000	$23,000	$1,008,000
Other receivables	6,000	—	6,000
Accounts receivables	140,000	—	140,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	58,000	—	58,000
Value-added tax receivable, net	—	101,000	101,000
Office and mining equipment, net	—	131,000	131,000
Property concessions	—	5,004,000	5,004,000
	$1,229,000	$5,264,000	$6,493,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2022:

	Canada	Mexico	Total
Cash and cash equivalents	$876,000	$11,000	$887,000
Other receivables	3,000	—	3,000
Prepaid expenses and deposits	45,000	4,000	49,000
Due from related party	23,000	—	23,000
Value-added tax receivable, net	—	127,000	127,000
Office and mining equipment, net	—	144,000	144,000
Property concessions	—	5,020,000	5,020,000
	$947,000	$5,306,000	$6,253,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2023	2022
Exploration and property holding costs for the year
Mexico	$(329,000)	$(2,392,000)
Kazakhstan	(3,000)	—
	$(332,000)	$(2,392,000)

NOTE 18 – SUBSEQUENT EVENTS

On December 8, 2023, the Company repaid $28,837 ($CDN 40,000) of the CEBA loan, and pursuant to its terms, recognized $14,419 ($CDN 20,000) in other income as partial forgiveness of the CEBA loan.

On January 24, 2024, the Company received the second payment of $200,000 from Bench Walk.

On January 26, 2024, the Company granted options to acquire 2,425,000 shares of common stock with an exercise price of $CDN 0.16 per share of common stock.

