Form 10-Q
period 2024-01-31
SILVER BULL RESOURCES, INC.
filed 2024-03-15
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2024.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of March 15, 2024, there were 47,365,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	October 31, 2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 15)	$489,502	$1,008,507
Other receivables	4,303	5,685
Accounts receivable (Note 5)	209,682	140,097
Prepaid expenses and deposits	34,061	44,637
Due from related party (Note 7)	62,840	57,853
Total Current Assets	800,388	1,256,779

Value-added tax receivable, net of allowance for uncollectible taxes of $570,472 and $536,010, respectively (Note 8)	106,519	100,613
Office and mining equipment, net (Note 9)	128,494	130,937
Property concessions (Note 10)	5,004,386	5,004,386
TOTAL ASSETS	$6,039,787	$6,492,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$84,897	$517,489
Accrued liabilities and expenses	340,265	258,590
Income tax payable	4,000	3,000
Loan payable (Note 11)	—	43,256
Total Current Liabilities	429,162	822,335

Warrant derivative liability (Note 14)	148,171	78,088
TOTAL LIABILITIES	577,333	900,423

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 6, 12, 13 and 14)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,365,652 shares issued and outstanding	2,541,515	2,541,515
Additional paid-in capital	141,666,852	141,604,015
Accumulated deficit	(138,838,161)	(138,645,486)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,462,454	5,592,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,039,787	$6,492,715

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2024	2023
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	131,890	117,205
Depreciation (Note 9)	2,442	3,672
Funding Agreement reimbursement (contra expense) (Note 5)	(75,084)	—
Concessions impairment (Note 10)	—	15,541
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	59,248	136,418

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	98,944	88,774
Office and administrative	62,917	34,512
Professional services	69,590	46,964
Directors’ fees	46,664	33,826
Provision for uncollectible value-added taxes (Note 8)	6,208	8,326
Funding Agreement reimbursement (contra expense) (Note 5)	(194,501)	—
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	89,822	212,402

LOSS FROM OPERATIONS	(149,070)	(348,820)

OTHER (EXPENSES) INCOME
Interest income	2,998	6,794
Foreign currency transaction gain (loss)	6,376	(2,842)
Other income (Note 11)	14,719	—
Change in fair value of warrants derivative liability (Note 14)	(66,698)	—
TOTAL OTHER (EXPENSES) INCOME	(42,605)	3,952

LOSS BEFORE INCOME TAXES	(191,675)	(344,868)

INCOME TAX EXPENSE	(1,000)	(1,000)
NET AND COMPREHENSIVE LOSS	(192,675)	(345,868)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,365,652	35,055,652

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended January 31, 2024
Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 13)	—	—	62,837	—	—	62,837
Net loss for the three-month period ended January 31, 2024	—	—	—	(192,675)	—	(192,675)
Balance, January 31, 2024	47,365,652	$2,541,515	$141,666,852	$(138,838,161)	$92,248	$5,462,454

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended January 31, 2023
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 13)	—	—	54,350	—	—	54,350
Net loss for the three-month period ended January 31, 2023	—	—	—	(345,868)	—	(345,868)
Balance, January 31, 2023	35,055,652	$2,418,415	$140,804,660	$(137,740,166)	$92,248	$5,575,157

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,675)	$(345,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,442	3,672
Provision for uncollectible value-added taxes	6,208	8,326
Foreign currency transaction loss (gain)	9,345	(497)
Stock options issued for compensation (Note 13)	62,837	54,350
Change in fair value of warrant derivative liability (Note 14)	66,698	—
Other income (Note 11)	(14,719)	—
Concessions impairment	—	15,541
Changes in operating assets and liabilities:
Value-added tax receivable	(6,759)	(2,714)
Other receivables	1,391	(492)
Accounts receivable	(69,585)	—
Prepaid expenses and deposits	10,835	12,291
Due from related party (Note 7)	(4,987)	12,314
Accounts payable	(434,734)	90,817
Accrued liabilities and expenses	73,136	10,340
Income tax payable	1,000	1,000
Net cash used in operating activities	(489,567)	(140,920)

CASH FLOWS FROM FINANCING ACTIVITY:
Loan repayment	(29,438)	—
Net cash used in financing activities	(29,438)	—

		—
Net decrease in cash and cash equivalents	(519,005)	(140,920)

Cash and cash equivalents beginning of period	1,008,507	886,728

Cash and cash equivalents end of period	$489,502	$745,808

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended January 31,
	2024	2023

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—
Interest paid	$—	$—

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

Going Concern

Since its inception in November 1993, the Company has yet to generate revenue and has incurred an accumulated deficit of $138,838,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2024, the Company had cash and cash equivalents of approximately $489,000. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million. The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico (Note 5).

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the Company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2023, was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2024, or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023 filed with the SEC on January 26, 2024.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a significant impact on the Company’s present or future consolidated financial statements.

NOTE 4 – ILLEGAL BLOCKADE OF SIERRA MOJADA PROPERTY AND ICSID ARBITRATION

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

As of March 15, 2024, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

NOTE 5 – ARBITRATION FINANCING

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

During the three months ended January 31, 2024, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $200,000 from Bench Walk (year ended October 31, 2023: $96,740). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $205,300 during the three months ended January 31, 2024 and accumulated legal and arbitration costs of $864,878 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the three months ended January 31, 2024 and fiscal year ended October 31, 2023, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	January 31, 2024	October 31, 2023

Exploration and property holding costs	$75,084	$27,829
Personnel	57,575	49,812
Office and administrative	53,689	68,303
Professional services	60,841	47,974
Directors’ fees	22,396	42,919
	269,585	236,837
Less: Received	(59,903)	(96,740)
Accounts receivable	$209,682	$140,097

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2024 and 2023 that upon exercise were issuable into 12,538,788 and 5,165,039 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of January 31, 2024, due from related party consists of $62,840 (October 31, 2023 - $57,853) due from Arras Minerals Corp. (“Arras”) for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $106,519 (October 31, 2023 - $100,613) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2024, is as follows:

Allowance for uncollectible VAT – October 31, 2023	$536,010
Provision for VAT receivable allowance	6,208
Foreign currency translation adjustment	28,254
Allowance for uncollectible VAT – January 31, 2024	$570,472

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2024 and October 31, 2023, respectively:

	January 31,	October 31,
	2024	2023

Mining equipment	$396,153	$396,153
Vehicles	92,873	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	74,236	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	836,220	836,220
Less: Accumulated depreciation	(707,726)	(705,283)
Office and mining equipment, net	$128,494	$130,937

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2024 and October 31, 2023:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – October 31, 2023	5,004,386
Property concessions – January 31, 2024	$5,004,386

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

As at October 31, 2023, the total CEBA loan amount stood at $CDN 60,000. with $CDN 20,000 forgivable if repaid by December 31, 2023. Additionally, the CEBA loan accrued no interest to December 31, 2023, and only thereafter would have converted to a three-year term loan with a 5% annual interest rate.

On December 8, 2023, the Company repaid $29,438 ($CDN 40,000) of the CEBA loan, and pursuant to its terms, recognized $14,719 ($CDN 20,000) in other income as forgiveness of the remaining portion of the CEBA loan.

Loan payable – October 31, 2023	$43,256
Repayment	(29,438)
Foreign currency translation adjustment	901
Other income	(14,719)
Loan payable – January 31, 2024	$—

NOTE 12 – COMMON STOCK

No shares of common share stock were issued during the three months ended January 31, 2024 and 2023.

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

On January 26, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share.

No options were exercised during the three months ended January 31, 2024.

No options were granted or exercised during the three months ended January 31, 2023.

A summary of the range of assumptions used to value stock options granted for the three months ended January 31, 2024 and 2023 are as follows:

Three Months Ended January 31,
Options	2024	2023

Expected volatility	74% – 78%	—
Risk-free interest rate	4.12% – 4.25%	—
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	—

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

The following is a summary of stock option activity for the three months ended January 31, 2024:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2023	2,300,000	$0.22	3.37	$—
Granted	2,425,000	0.12
Outstanding at January 31, 2024	4,725,000	0.17	3.91	—
Exercisable at January 31, 2024	2,291,667	$0.19	3.64	$—

The Company recognized stock-based compensation costs for stock options of $62,837 and $54,350 for the three months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, there was $94,953 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at January 31, 2024 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	2,150,000	3.05	$0.23	1,433,333	$0.23
0.14	150,000	4.12	0.14	50,000	0.14
0.12	2,425,000	4.65	0.12	808,334	0.12
$0.17	4,725,000	3.91	0.17	2,291,667	0.19

NOTE 14 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2024 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2023	7,813,788	$0.23	4.24	$—
Outstanding and exercisable at January 31, 2024*	7,813,788	0.23	3.99	46,942

* Pursuant to the terms of the Separation and Distribution Agreement (the “Distribution”), dated as of August 31, 2021, between Silver Bull and Arras entered into in connection with the Distribution, 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were issued or exercised during the three months ended January 31, 2024 or 2023.

Summarized information about warrants outstanding and exercisable at January 31, 2024 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	1.74	$0.59
0.11*	5,842,499	4.75	0.11
$0.23	7,813,788	3.99	$0.23

* The Company’s $CDN warrants have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at January 31, 2024:

Warrant derivative liability at October 31, 2023	$78,088
Foreign currency translation adjustment	3,385
Change in fair value of warrant derivative liability	66,698
Warrant derivative liability at January 31, 2024	$148,171

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related party, accounts payable, loan payable and warrant derivative liability.

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at January 31, 2024 and October 31, 2023 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

Derivative liability

The Company classifies warrants on its consolidated balance sheets as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance, as the functional currency of Silver Bull is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to fair value the warrants (Note 14). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company does not anticipate paying any dividend in the foreseeable future.

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

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2024, and October 31, 2023, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $428,628 and $913,397, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at January 31, 2024 and 2023, cash and cash equivalents consist of guaranteed investment certificates of $241,994 and $3,172, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2024 and 2023, the U.S. dollar equivalent balance for these accounts was $24,828 and $23,183, respectively.

Other receivables, accounts receivable and due from related party comprise receivable from GST refunds, Bench Walk and a related party. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At January 31, 2024 and 2023, none of the Company’s receivables are impaired.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At January 31, 2024, the Company has $489,502 (October 31, 2023 - $1,008,507) of cash and cash equivalents to settle current liabilities of $429,162 (October 31, 2023 - $822,335). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2024, a 1% decrease in interest rates would have resulted in a reduction of approximately $578 in interest income for the period.

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

Based on the net exposures as at January 31, 2024, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $9,000 in the Company’s net income.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent (Note 4). As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request.

As Arbitration proceedings are in early stages, the Company cannot determine the likelihood of succeeding in collecting any amount, as such has not accrued any amounts in the interim condensed consolidated financial statements with respect to this claim.

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

Arbitration Financing

On September 5, 2023, the Company entered into the LFA with Bench Walk (Note 5). Under the terms of the LFA, Bench Walk has agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Claim in relation to the international arbitration proceedings as a purchase of a contingent entitlement to damages. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with the respondent, discontinue proceedings, pursue the proceedings to trial and take any action the Company considers appropriate to enforce judgment.

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

Management Retention Agreement and Salaries

The Company has established a Management Retention Agreement (the “MRA”), which is a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific Arbitration related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The Toronto Stock Exchange (the “TSX”) has provided its conditional approval of the MRA dependent upon the MRA being approved by the Company’s disinterested shareholders at Silver Bull’s 2024 annual meeting of shareholders in April 2024.

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of January 31, 2024, the deferred salary and bonus amounts, with accrued interest is approximately $196,000.

As the outcome of the Arbitration is not determinable as at January 31, 2024, no expense has been recorded in relation to the above.

NOTE 17 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2024	2023
Net loss
Canada	$(63,000)	$(190,000)
Mexico	(130,000)	(156,000)
Net loss	$(193,000)	$(346,000)

 The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$465,000	$24,000	$489,000
Other receivables	4,000	1,000	5,000
Accounts receivables	210,000	—	210,000
Prepaid expenses and deposits	29,000	5,000	34,000
Due from related party	63,000	—	63,000
Value-added tax receivable, net	—	107,000	107,000
Office and mining equipment, net	—	128,000	128,000
Property concessions	—	5,004,000	5,004,000
	$771,000	$5,269,000	$6,040,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$985,000	$23,000	$1,008,000
Other receivables	6,000	—	6,000
Accounts receivables	140,000	—	140,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	58,000	—	58,000
Value-added tax receivable, net	—	101,000	101,000
Office and mining equipment, net	—	131,000	131,000
Property concessions	—	5,004,000	5,004,000
	$1,229,000	$5,264,000	$6,493,000

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

When using the terms “Silver Bull,” or the “Company,” management is referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  Management has included technical terms important to an understanding of the Company’s business under “Glossary of Common Terms” in its Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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
  Plans at the Sierra Mojada Project in 2024 and beyond;
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

These statements are based on certain assumptions and analyses made by us in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and the actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, including without limitation, risks associated with the following:

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

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that these concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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

On June 28, 2023, the Company filed a request for arbitration (the “Arbitration”) before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”). Since the arbitration request, the Arbitration has become the Company’s core focus. The Arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. If successful in the Arbitration, the Company will take appropriate steps to enforce and recover such an arbitral award (“Award”). The execution and enforcement of an Award may present material challenges and take a number of years.

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

Results of Operations

Three Months Ended January 31, 2024 and January 31, 2023

For the three months ended January 31, 2024, the Company recorded a net loss of $193,000, or approximately $nil per share, compared to a net loss of $346,000, or approximately $0.01 per share, during the comparable period last year. The $153,000 decrease in net loss was primarily due to a $77,000 decrease in exploration and property holding costs and a $122,000 decrease in administrative expenses, which was partially offset by a $43,000 in other expense compared to a $4,000 in other income in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $77,000 to $59,000 for the three months ended January 31, 2024, compared to $136,000 for the comparable period last year. This decrease was mainly due to a $75,000 reimbursement from Bench Walk pursuant to the litigation Funding Agreement in the three months ended January 31, 2024 and a $16,000 concessions’ impairment in the same period last year. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

General and Administrative Expenses

General and administrative expenses decreased by $122,000 to $90,000 in the three months ended January 31, 2024 from $212,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $60,000 in stock-based compensation included in general and administrative expense for the three months ended January 31, 2024 compared to $53,000 for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants.

Personnel costs increased $10,000 to $99,000 for the three months ended January 31, 2024 as compared to $89,000 for the comparable period last year. This increase was mainly due to a $11,000 increase in salaries due to revised agreements with the Company’s management in September 2023 and a $4,000 increase in accrued vacation, which was offset by a $4,000 decrease in stock-based compensation compared to the same period last year.

Office and administrative expenses increased by $28,000 to $63,000 for the three months ended January 31, 2024 compared to $35,000 for the comparable period last year. This increase was primarily due to increased travel costs.

Professional fees increased $23,000 to $70,000 for the three months ended January 31, 2024 compared to $47,000 for the comparable period last year. This increase was mainly due to increases in accounting fees, legal fees and other professional fees related to the Company’s 2024 annual meeting of shareholders.

Directors’ fees increased $13,000 to $47,000 for the three months ended January 31, 2024 as compared to $34,000 for the comparable period last year. This increase was primarily due to a $12,000 increase in stock-based compensation compared to the same period last year.

The Company recorded a $6,000 provision for uncollectible VAT for the three months ended January 31, 2024 as compared to a $8,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended January 31, 2024, the Company recorded a contra expense of $195,000 in the general and administrative expenses which is comprised of funds from the Litigation Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

During the three months ended January 31, 2024, the Arbitration lawyers incurred $205,300 in legal costs, all of which were paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $43,000 for the three months ended January 31, 2024 as compared to other income of $4,000 for the comparable period last year. The significant factor contributing to other expenses in the three months ended January 31, 2024 was a $67,000 expense from change in fair value of the warrant derivative liability, which was offset by $3,000 interest income, a $6,000 foreign currency transaction income and a $15,000 in other income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan. The $67,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to January 31, 2024. The significant factors contributing to other income for the comparable period last year was $6,000 in interest income.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the three months ended January 31, 2024, cash and cash equivalents were primarily utilized to fund general and administrative expenses. As a result of the general and administrative expenses, cash and cash equivalents decreased from $1,009,000 at October 31, 2023 to $490,000 at January 31, 2024.

Cash flows used in operating activities for the three months ended January 31, 2024 were $490,000, as compared to $141,000 for the comparable period in 2023. This increase was mainly due to the timing of certain payments and the timing of the accounts receivable collection.

Cash flows provided by investing activities for the three months ended January 31, 2024 and 2023 were $nil.

Cash flows used by financing activities for the three months ended January 31, 2024 were $29,000 as the Company repaid the payable portion of the CEBA loan. Cash flows used by financing activities for the three months ended January 31, 2023 were $nil.

Capital Resources

As of January 31, 2024, the Company had cash and cash equivalents of $490,000, as compared to cash and cash equivalents of $1,009,000 as of October 31, 2023. The decrease in liquidity and working capital were primarily the result of the net repayment of accounts payable of $430,000, general and administrative expenses and payments, which were partially offset by the Arbitration funding during the three months ended January 31, 2024.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,838,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

The aforementioned Arbitration process will require the Company to incur significant expense and devote significant resources. The outcome of the Arbitration claim and the process for recovering funds, even if there is a successful outcome, can be lengthy and unpredictable.

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of February 29, 2024, the Company had approximately $0.4 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Critical Accounting Policies

The critical accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023 filed with the SEC on January 26, 2024.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2024.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2024, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 16 – Commitments and Contingencies to the Company’s financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2024, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 15, 2024	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2024	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)