Form 10-Q
period 2024-04-30
SILVER BULL RESOURCES, INC.
filed 2024-06-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2024.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of June 13, 2024, there were 47,365,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2024	October 31, 2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 15)	$447,578	$1,008,507
Other receivables	2,620	5,685
Accounts receivable (Note 5)	222,356	140,097
Prepaid expenses and deposits	23,256	44,637
Due from related party (Note 7)	135,721	57,853
Total Current Assets	831,531	1,256,779

Value-added tax receivable, net of allowance for uncollectible taxes of $575,956 and $536,010, respectively (Note 8)	108,422	100,613
Office and mining equipment, net (Note 9)	127,170	130,937
Property concessions (Note 10)	5,004,386	5,004,386
TOTAL ASSETS	$6,071,509	$6,492,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$117,547	$517,489
Accrued liabilities and expenses	344,918	258,590
Income tax payable	1,500	3,000
Loan payable (Note 11)	—	43,256
Total Current Liabilities	463,965	822,335

Warrant derivative liability (Note 14)	145,056	78,088
TOTAL LIABILITIES	609,021	900,423

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY (Notes 6, 12, 13 and 14)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,365,652 shares issued and outstanding	2,541,515	2,541,515
Additional paid-in capital	141,686,083	141,604,015
Accumulated deficit	(138,857,358)	(138,645,486)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,462,488	5,592,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,071,509	$6,492,715

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	54,516	38,259	186,406	155,465
Depreciation (Note 9)	2,393	3,667	4,835	7,338
Funding Agreement reimbursement (contra expense) (Note 5)	(31,470)	—	(106,554)	—
Concessions impairment (Note 10)	—	—	—	15,541
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	25,439	41,926	84,687	178,344

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	77,705	106,906	176,649	195,680
Office and administrative	62,279	65,919	125,196	100,431
Professional services	51,475	219,283	121,065	266,247
Directors’ fees	29,707	26,324	76,371	60,150
(Recovery of) provision for uncollectible value-added taxes (Note 8)	(9,854)	2,108	(3,646)	10,434
Funding Agreement reimbursement (contra expense) (Note 5)	(181,204)	—	(375,705)	—
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	30,108	420,540	119,930	632,942

LOSS FROM OPERATIONS	(55,547)	(462,466)	(204,617)	(811,286)

OTHER INCOME (EXPENSES)
Interest income	17,700	6,297	20,698	13,091
Foreign currency transaction loss	2,339	(2,554)	8,715	(5,396)
Miscellaneous income (Notes 9 and 11)	16,134	—	30,853	—
Change in fair value of warrants derivative liability (Note 14)	657	—	(66,041)	—
Other costs	—	(19,355)	—	(19,355)
TOTAL OTHER INCOME (EXPENSES)	36,830	(15,612)	(5,775)	(11,660)

LOSS BEFORE INCOME TAXES	(18,717)	(478,078)	(210,392)	(822,946)

INCOME TAX (EXPENSE) RECOVERY	(480)	283	(1,480)	(717)

NET AND COMPREHENSIVE LOSS	(19,197)	(477,795)	(211,872)	(823,663)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.00)	$(0.01)	$(0.00)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	47,365,652	35,420,820	47,365,652	35,235,210

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Six months ended April 30, 2024
Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 13)	—	—	82,068	—	—	82,068
Net loss for the six-month period ended April 30, 2024	—	—	—	(211,872)	—	(211,872)
Balance, April 30, 2024	47,365,652	$2,541,515	$141,686,083	$(138,857,358)	$92,248	$5,462,488

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended April 30, 2024
Balance, January 31, 2024	47,365,652	$2,541,515	$141,666,852	$(138,838,161)	$92,248	$5,462,454
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 13)	—	—	19,231	—	—	19,231
Net loss for the three-month period ended April 30, 2024	—	—	—	(19,197)	—	(19,197)
Balance, April 30, 2024	47,365,652	$2,541,515	$141,686,083	$(138,857,358)	$92,248	$5,462,488

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Six months ended April 30, 2023
Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Issuance of common stock as follows:
- For compensation at $0.14 per share (Note 12)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 13)	—	—	51,176	—	—	51,176
Net loss for the six-month period ended April 30, 2023	—	—	—	(823,663)	—	(823,663)
Balance, April 30, 2023	35,680,652	$2,424,665	$140,883,647	$(138,217,961)	$92,248	$5,182,599

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended April 30, 2023
Balance, January 31, 2023	35,055,652	$2,418,415	$140,804,660	$(137,740,166)	$92,248	$5,575,157
Issuance of common stock as follows: - For compensation at $0.14 per share (Note 12)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation (recovery) for options issued to directors, officers, employees, and advisors (Note 13)	—	—	(3,174)	—	—	(3,174)
Net loss for the three-month period ended April 30, 2023	—	—	—	(477,795)	—	(477,795)
Balance, April 30, 2023	35,680,652	$2,424,665	$140,883,647	$(138,217,961)	$92,248	$5,182,599

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,872)	$(823,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,835	7,338
(Recovery of) provision for uncollectible value-added taxes	(3,646)	10,434
Foreign currency transaction income	(8,120)	(2,194)
Stock options issued for compensation (Note 13)	82,068	51,176
Miscellaneous income (Note 11)	(14,719)	—
Change in fair value of warrant derivative liability (Note 14)	66,041	—
Concessions impairment (Note 10)	—	15,541
Shares of common stock issued for services (Note 12)	—	88,411
Changes in operating assets and liabilities:
Value-added tax receivable	1,590	(5,870)
Other receivables	3,075	(3,435)
Accounts receivables	(82,259)	—
Prepaid expenses and deposits	21,669	14,581
Due from related party (Note 7)	(77,868)	—
Accounts payable	(402,303)	178,276
Accrued liabilities and expenses	76,452	61,193
Due to related party	—	20,767
Income tax payable	(1,500)	(1,500)
Net cash used in operating activities	(546,557)	(388,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment (Note 9)	(1,068)	—
Proceeds from sale of equipment (Note 9)	16,134	—
Net cash provided by investing activities	15,066	—

CASH FLOWS FROM FINANCING ACTIVITY:
Loan repayment (Note 11)	(29,438)	—
Net cash used by financing activity	(29,438)	—

Net decrease in cash and cash equivalents	(560,929)	(388,945)

Cash and cash equivalents beginning of period	1,008,507	886,728

Cash and cash equivalents end of period	$447,578	$497,783

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended April 30,
	2024	2023

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,199	$2,200
Interest paid	—	—

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

Exploration Stage

The Company has established the existence of mineral resources for the Sierra Mojada Project. The Company has not established proven or probable reserves, as defined by the United States Securities and the U.S. Securities and Exchange Commission (the “SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for Sierra Mojada Project. Furthermore, the Company has no plans to establish proven or probable reserves for Sierra Mojada Project. As a result, the Company remains an exploration stage company, as defined by the SEC.

Beginning with the Company’s annual report on Form 10-K for the year ended October 31, 2022, the Company reports its mineral resources in accordance with S-K 1300.

Going Concern

Since its inception in November 1993, the Company has yet to generate revenue and has incurred an accumulated deficit of $138,857,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2024, the Company had cash and cash equivalents of approximately $448,000. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million. The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico (Note 5).

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2024, or any future period.

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

As of June 13, 2024, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

During the six months ended April 30, 2024, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $400,000 from Bench Walk (year ended October 31, 2023: $96,740). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $636,040 during the six months ended April 30, 2024 and accumulated legal and arbitration costs of $1,048,880 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the three and six months ended April 30, 2024 and 2023, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

Exploration and property holding costs	31,470	$—	$106,554	$—
Personnel	61,652	—	119,226	—
Office and administrative	43,793	—	97,482	—
Professional services	51,475	—	112,317	—
Directors’ fees	21,304	—	43,700	—
Income Taxes	2,980	—	2,980	—
	212,674	—	482,259	—
Changes for the period	9,682	—	(259,903)	—
Accounts receivable	222,356	$—	$222,356	$—

Accounts receivable – October 31, 2023	$140,097
Expenditure incurred during the six months ended April 30, 2024	482,259
Funding received	(400,000)
Accounts receivable – April 30, 2024	$222,356

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2024 and 2023 that upon exercise were issuable into 12,538,788 and 4,971,289 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of April 30, 2024, due from related party consists of $135,721 (October 31, 2023 - $57,853) due from Arras Minerals Corp. (“Arras”) for shared employees’ salaries and office expenses. This amount is non-interest bearing and is to be repaid on demand. During the six months ended April 30, 2024 and 2023, expenses totaling $135,721 and $189,160 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $108,422 (October 31, 2023 - $100,613) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable based on the continued failure to recover the VAT receivable and a recent preliminary unfavorable ruling from the Mexican tax authority, which the Company is in the process of challenging. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2024, is as follows:

Allowance for uncollectible VAT – October 31, 2023	$536,010
Recovery of VAT receivable allowance	(3,646)
Foreign currency translation adjustment	43,592
Allowance for uncollectible VAT – April 30, 2024	$575,956

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2024 and October 31, 2023, respectively:

	April 30,	October 31,
	2024	2023

Mining equipment	$396,153	$396,153
Vehicles	73,036	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	836,220
Less: Accumulated depreciation	(690,281)	(705,283)
Office and mining equipment, net	$127,170	$130,937

During the six months ended April 30, 2024 and 2023, the Company recorded a gain on sale of a vehicle of $16,134 and $nil, respectively, which is included in miscellaneous income in the condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at April 30, 2024 and October 31, 2023:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – October 31, 2023	5,004,386
Property concessions – April 30, 2024	$5,004,386

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

NOTE 11 – LOAN PAYABLE

In June 2020, the Company received $29,531 (Canadian dollar (“C$”) 40,000) in the form of a Canada Emergency Business Account (“CEBA”) loan. CEBA is part of the economic assistance program launched by the Government of Canada to ensure that businesses had access to capital during the COVID-19 pandemic. The CEBA loan program was increased, and in January 2021, the Company applied and qualified for an additional $15,615 (C$ 20,000) CEBA loan.

As at October 31, 2023, the total CEBA loan amount stood at C$ 60,000. with C$ 20,000 forgivable if repaid by December 31, 2023. Additionally, the CEBA loan accrued no interest to December 31, 2023, and only thereafter would have converted to a three-year term loan with a 5% annual interest rate.

On December 8, 2023, the Company repaid $29,438 (C$ 40,000) of the CEBA loan, and pursuant to its terms, recognized $14,719 (C$ 20,000) in miscellaneous income as forgiveness of the remaining portion of the CEBA loan.

Loan payable – October 31, 2023	$43,256
Repayment	(29,438)
Foreign currency translation adjustment	901
Miscellaneous income	(14,719)
Loan payable – April 30, 2024	$—

NOTE 12 – COMMON STOCK

No shares of common share stock were issued during the six months ended April 30, 2024.

On March 9, 2023, the Company issued 625,000 shares of common stock at an average of $0.14 per share of common stock as payment of accrued management bonuses in the amount of $88,411 (C$121,875).

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

During the six months period ended April 30, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share.

During the six months period ended April 30, 2023, the Company granted options to acquire 150,000 shares of common stock with a weighted-average grant-date fair value of $0.07 per share.

No options were exercised during the six months ended April 30, 2024 and 2023.

A summary of the range of assumptions used to value stock options granted for the six months ended April 30, 2024 and 2023 are as follows:

Six Months Ended April 30,
Options	2024	2023

Expected volatility	74% – 78%	74% – 81%
Risk-free interest rate	4.12% – 4.25%	3.83% – 3.96%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 3.50

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

The following is a summary of stock option activity for the six months ended April 30, 2024:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2023	2,300,000	$0.22	3.37	$—
Granted	2,425,000	0.12
Outstanding at April 30, 2024	4,725,000	0.17	3.66	—
Exercisable at April 30, 2024	3,058,334	$0.20	3.26	$—

The Company recognized stock-based compensation costs for stock options of $82,068 and $51,176 for the six months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was $75,723 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at April 30, 2024 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	2,150,000	2.81	$0.23	2,150,000	$0.23
0.14	150,000	3.87	0.14	100,000	0.14
0.12	2,425,000	4.41	0.12	808,334	0.12
$0.17	4,725,000	3.66	0.17	3,058,334	0.20

NOTE 14 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2024 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2023	7,813,788	$0.23	4.24	$—
Outstanding and exercisable at April 30, 2024*	7,813,788	0.23	3.75	92,763

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

No warrants were issued or exercised during the six months ended April 30, 2024 or 2023.

Summarized information about warrants outstanding and exercisable at April 30, 2024 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	1.50	$0.59
0.11*	5,842,499	4.50	0.11
$0.23	7,813,788	3.75	$0.23

* The Company’s C$ warrants have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at April 30, 2024:

Warrant derivative liability at October 31, 2023	$78,088
Foreign currency translation adjustment	927
Change in fair value of warrant derivative liability	66,041
Warrant derivative liability at April 30, 2024	$145,056

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of C$ 0.13 in connection with the C$ 0.11 Unit private placement. The fair value of the warrants issued in the C$ 0.11 Unit private placement was determined to be $145,056 based on the Black-Scholes pricing model using a risk-free interest rate of 4.78%, expected volatility of 40.01%, dividend yield of 0%, and a contractual term of 4.5 years adjusted for the liquidity of the Company’s common stock and resale restrictions on the shares to be received on exercise of the warrants as of April 30, 2024.

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at April 30, 2024 and October 31, 2023 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy.

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

The Company maintains its U.S. dollar and Canadian dollar cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2024, and October 31, 2023, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $348,592 and $913,397, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at April 30, 2024 and 2023, cash and cash equivalents consist of guaranteed investment certificates of $17,605 and $224,186, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2024 and 2023, the U.S. dollar equivalent balance for these accounts was $48,005 and $23,183, respectively.

Other receivables, accounts receivable and due from related party comprise receivable from GST refunds, Bench Walk and a related party. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At April 30, 2024 and 2023, none of the Company’s receivables are impaired.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At April 30, 2024, the Company has $447,578 (October 31, 2023 - $1,008,507) of cash and cash equivalents to settle current liabilities of $463,965 (October 31, 2023 - $822,335). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2024, a 1% decrease in interest rates would have resulted in a reduction of approximately $1,400 in interest income for the period.

Foreign Currency Exchange Risk

Certain purchases of labor, operating supplies and capital assets are denominated in C$, $MXN or other currencies. As a result, currency exchange fluctuations may impact the costs of the Company’s operations. Specifically, the appreciation of the $MXN or C$ against the U.S. dollar may result in an increase in operating expenses and capital costs in U.S. dollar terms. The Company currently does not engage in any currency hedging activities.

Based on the net exposures as at April 30, 2024, a 5% depreciation or appreciation of the C$ and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $2,000 in the Company’s net income.

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

Management Retention Agreement and Salaries

The Company has established a Management Retention Agreement (the “MRA”), which is a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific Arbitration related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The Toronto Stock Exchange (the “TSX”) and the Company’s disinterested shareholders have approved of the MRA as of the date of Silver Bull’s 2024 annual meeting of shareholders in April 2024.

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of April 30, 2024, the deferred salary and bonus amounts, with accrued interest is approximately $231,000.

As the outcome of the Arbitration is not determinable as at April 30, 2024, no expense has been recorded in relation to the above.

NOTE 17 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

Mexico	15,000	$(55,000)	$(55,000)	$(211,000)
Kazakhstan	(2,000)	—	(2,000)	—
Canada	(33,000)	(423,000)	(155,000)	(613,000)
Net Loss	(20,000)	$(478,000)	$(212,000)	$(824,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$400,000	$48,000	$448,000
Other receivables	3,000	—	3,000
Accounts receivables	222,000	—	222,000
Prepaid expenses and deposits	18,000	5,000	23,000
Due from related party	136,000	—	136,000
Value-added tax receivable, net	—	108,000	108,000
Office and mining equipment, net	—	127,000	127,000
Property concessions	—	5,004,000	5,004,000
	$779,000	$5,292,000	$6,071,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$985,000	$23,000	$1,008,000
Other receivables	6,000	—	6,000
Accounts receivables	140,000	—	140,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	58,000	—	58,000
Value-added tax receivable, net	—	101,000	101,000
Office and mining equipment, net	—	131,000	131,000
Property concessions	—	5,004,000	5,004,000
	$1,229,000	$5,264,000	$6,493,000

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

Silver Bull’s principal office is located at 777 Dunsmuir Street, Suite 1605 Vancouver, BC, Canada V7Y 1K4, and the telephone number is 604-687-5800.

Properties Concessions and Outlook

Sierra Mojada Property

The focus of the Company for the 2024 calendar year is continuing with the Arbitration process. If the blockade and the Arbitration proceedings are resolved, any continued exploration of the Sierra Mojada Property ultimately may require the Company to raise additional capital, identify other sources of funding or identify a strategic partner, or other strategic alternatives. The Company is also continuing to seek out other exploration projects for potential development and investment.

Results of Operations

Three Months Ended April 30, 2024 and April 30, 2023

For the three months ended April 30, 2024, the Company recorded a net loss of $19,000, or approximately $nil per share, compared to a net loss of $478,000, or approximately $0.01 per share, during the comparable period last year. The $459,000 decrease in net loss was primarily due to a $17,000 decrease in exploration and property holding costs and a $391,000 decrease in administrative expenses, which was partially offset by a $37,000 in other income compared to a $16,000 in other expenses in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased $17,000 to $25,000 for the three months ended April 30, 2024, compared to $42,000 for the comparable period last year. This decrease was mainly due to a $31,000 reimbursement from Bench Walk pursuant to the litigation Funding Agreement in the three months ended April 30, 2024 and a $16,000 concessions’ impairment in the same period last year, of which was offset by a $17,000 increased in property holding costs. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

General and Administrative Expenses

General and administrative expenses decreased by $391,000 to $30,000 in the three months ended April 30, 2024 from $421,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $18,000 in stock-based compensation included in general and administrative expense for the three months ended April 30, 2024 compared to $4,000 in stock-based compensation recovery for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants.

Personnel costs decreased $29,000 to $78,000 for the three months ended April 30, 2024 as compared to $107,000 for the comparable period last year. This decrease was mainly due to a $nil bonus recorded in the three months ended April 30, 2024 compared to $68,000 bonus in the same period last year. The decrease was offset by a $17,000 increase in salaries due to revised agreements with the Company’s management in September 2023 and a $18,000 increase in stock-based compensation compared to the same period last year.

Office and administrative expenses of $62,000 for the three months ended April 30, 2024 was similar to the $66,000 in such costs for the comparable period last year.

Professional fees decreased $168,000 to $51,000 for the three months ended April 30, 2024 compared to $219,000 for the comparable period last year. This decrease was mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section) in the same period last year, of which was offset by a $16,000 increase in legal costs.

Directors’ fees of $30,000 for the three months ended April 30, 2024 was similar to the $26,000 in such costs for the comparable period last year.

The Company recorded a $10,000 recovery of uncollectible VAT for the three months ended April 30, 2024 as compared to a $2,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended April 30, 2024, the Company recorded a contra expense of $181,000 in the general and administrative expenses which is comprised of funds from the Litigation Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

During the three months ended April 30, 2024, the Arbitration lawyers incurred $430,784 in legal costs, all of which were paid by Bench Walk directly.

Other Income (Expenses)

The Company recorded other income of $37,000 for the three months ended April 30, 2024 as compared to other expenses of $16,000 for the comparable period last year. The significant factor contributing to other income in the three months ended April 30, 2024 was $18,000 interest income and $16,000 gain from sale of equipment. The significant factor contributing to other expenses was $19,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities for the three months ended April 30, 2023.

Six Months Ended April 30, 2024 and April 30, 2023

For the six months ended April 30, 2024, the Company had a net loss of $212,000, or approximately $nil per share, compared to a net loss of $824,000, or approximately $0.02 per share, during the comparable period last year. The $612,000 decrease in net loss was primarily due to a $113,000 decrease in exploration and property holding costs, a $513,000 decrease in administrative expenses and a $6,000 decrease in other expenses as described below. .

Exploration and Property Holding Costs

Exploration and property holding costs decreased $113,000 to $85,000 for the six months ended April 30, 2024, compared to $178,000 for the comparable period last year. This decrease was mainly due to a $107,000 reimbursement from Bench Walk pursuant to the litigation Funding Agreement in the six months ended April 30, 2024 and a $16,000 concessions’ impairment in the same period last year. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

General and Administrative Expenses

General and administrative expenses decreased by $513,000 to $120,000 in the six months ended April 30, 2024 from $633,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $78,000 in stock-based compensation included in general and administrative expense for the six months ended April 30, 2024 compared to $49,000 for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants in the six months ended April 30, 2024.

Personnel costs decreased $19,000 to $177,000 for the six months ended April 30, 2024 as compared to $196,000 for the comparable period last year. This decrease was mainly due to a $nil bonus recorded in the six months ended April 30, 2024 compared to $68,000 bonus in the same period last year. The decrease was offset by a $26,000 increase in salaries due to revised agreements with the Company’s management in September 2023, a $6,000 increase in accrued vacation and a $13,000 increase in stock-based compensation compared to the same period last year.

Office and administrative costs increased $25,000 to $125,000 for the six months ended April 30, 2024 as compared to $100,000 for the comparable period last year. This increase was primarily due to increased travel costs.

Professional fees decreased $145,000 to $121,000 for the six months ended April 30, 2024 compared to $266,000 for the comparable period last year. This decrease was mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim (as described in the “Recent Developments” section) in the same period last year, of which was offset by a $19,000 increase in legal costs and a $9,000 increase in accounting costs.

Directors’ fees increased $16,000 to $76,000 for the six months ended April 30, 2024 as compared to $60,000 for the comparable period last year. This increase was primarily due to a $16,000 increase in stock-based compensation compared to the same period last year.

The Company recorded a $4,000 recovery of uncollectible VAT for the six months ended April 30, 2024 as compared to a $10,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the six months ended April 30, 2024, the Company recorded a contra expense of $376,000 in the general and administrative expenses which is comprised of funds from the Litigation Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return. As the Funding Agreement was entered into in September 2023, there is no comparable amount in the same period last year.

During the six months ended April 30, 2024, the Arbitration lawyers incurred $636,040 in legal costs, all of which were paid by Bench Walk directly.

Other Expenses

Other expenses of $6,000 were incurred for the six months ended April 30, 2024 as compared to other expenses of $12,000 for the comparable period last year. The significant factor contributing to other expenses in the six months ended April 30, 2024 was a $66,000 expense from change in fair value of the warrant derivative liability, which was offset by $21,000 interest income, a $9,000 foreign currency transaction income and a $31,000 in miscellaneous income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan and a gain from sale of equipment, respectively. The $66,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to April 30, 2024. The significant factor contributing to other expenses for the comparable period last year was a $19,000 other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities, which was offset by a $13,000 interest income.

Material Changes in Financial Condition; Liquidity and Capital Resources

Cash Flows

During the six months ended April 30, 2024, cash and cash equivalents were primarily utilized to fund general and administrative expenses. As a result of the general and administrative expenses, cash and cash equivalents decreased from $1,009,000 at October 31, 2023 to $448,000 at April 30, 2024.

Cash flows used in operating activities for the six months ended April 30, 2024 were $547,000, as compared to $389,000 for the comparable period in 2023. This increase was mainly due to the timing of certain payments and the timing of the accounts receivable collection.

Cash flows provided by investing activities for the six months ended April 30, 2024 were proceeds of $16,000 from the sale of equipment, which was offset by $1,000 purchase of equipment. Cash flows provided by investing activities for the six months ended April 30, 2023 were $nil.

Cash flows used by financing activities for the six months ended April 30, 2024 were $29,000 as the Company repaid the payable portion of the CEBA loan. Cash flows used by financing activities for the six months ended April 30, 2023 were $nil.

Capital Resources

As of April 30, 2024, the Company had cash and cash equivalents of $448,000, as compared to cash and cash equivalents of $1,009,000 as of October 31, 2023. The decrease in liquidity and working capital were primarily the result of the net repayment of accounts payable of $403,000, increased the accounts receivable and due from related party, general and administrative expenses and payments, which were partially offset by the Arbitration funding during the six months ended April 30, 2024.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,857,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of June 13, 2024, the Company had approximately $0.4 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2024.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2024, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2024, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 13, 2024	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 13, 2024	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

