Form 10-K
period 2024-10-31
SILVER BULL RESOURCES, INC.
filed 2025-01-29
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of January 28, 2025, there were 47,365,652 shares outstanding of the registrant’s $0.01 par value common stock, the registrant’s only outstanding class of voting securities. As of April 30, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $5.1 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2024 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2025 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
  The planned activities at the Sierra Mojada Project in 2025 and beyond;
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

  The ability of the Company to obtain additional financial resources on acceptable terms to (i) maintain its property concessions in Mexico and (ii) maintain general and administrative expenditures at acceptable levels;
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

The Company has been engaged in the business of mineral exploration. It owns a number of property concessions in Mexico within a mining district known as the Sierra Mojada District, located in the west–central part of the state of Coahuila, Mexico. Operations are conducted in Mexico through the Company’s wholly owned subsidiary corporations, Minera Metalin S.A. de C.V. (“Minera Metalin”), and Minas de Coahuila SBR S.A. de C.V (“Minas”).

In April 2010, Metalline Mining Delaware, Inc., a wholly owned subsidiary incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly owned subsidiary of Silver Bull. Dome has a wholly owned subsidiary, Dome Asia Inc., which is incorporated in the British Virgin Islands.

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, Silver Bull transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras. On September 24, 2021, Silver Bull distributed to its shareholders one Arras common share for each Silver Bull share held by such shareholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company.

In December 2021 and June 2022, the Company sold 600,000 and 852,262 common shares of Arras at a price of $CDN 1.00 and $CDN 1.50 per share, respectively. Since then, the Company has not held any interest in Arras.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals”), a wholly owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly owned subsidiary of Nomad Minerals.

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

As of January 28, 2025, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing.

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

The Company has engaged Boies Schiller Flexner (UK) LLP as its legal adviser on the legacy NAFTA claim.

2025 Outlook

The focus of the Company for the 2025 calendar year will be to continue with the Arbitration process. If the blockade and the Arbitration proceedings are resolved, any continued exploration of the Sierra Mojada Property ultimately may require the Company to raise additional capital, identify other sources of funding or identify a strategic partner, or other strategic alternatives. The Company is also continuing to seek out other exploration projects for potential development and investment.

Sierra Mojada Project

Location, Access and Infrastructure

The Sierra Mojada Project is located within a mining district known as the Sierra Mojada District. The Sierra Mojada District is located in the west–central part of the state of Coahuila, Mexico, near the Coahuila-Chihuahua state border approximately 200 kilometers south of the Big Bend of the Rio Grande River. The principal mining area extends for approximately five kilometers in an east-west direction along the base of the precipitous, 1,000-meter-high Sierra Mojada Range.

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

Approximately 100 years ago, zinc silicate and zinc carbonate minerals (“Zinc Manto Zone”) were discovered underlying the silver-lead mineralized horizon. The Zinc Manto Zone is predominantly zinc dominated, but with subordinate lead-rich manto and is principally situated in the footwall rocks of the Sierra Mojada Fault System. Since discovery and until 1990, zinc, silver, and lead ores were mined from various mines along the strike of the deposit, including from the Sierra Mojada Property. Ores mined from within these areas were hand-sorted, and the concentrate shipped mostly to smelters in the United States.

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

Sierra Mojada Technical Report Summary (2023)

On January 24, 2023, Archer, Cathro & Associates (1981) Limited and Timothy Barry delivered a technical report summary (the “Sierra Mojada 2023 TRS”) on the silver and zinc mineralization at the Sierra Mojada Project in accordance with subpart 1300 of Regulation S-K. The Sierra Mojada 2023 TRS supersedes the prior mineral resources estimate released by the Company on October 30, 2018. The Sierra Mojada 2023 TRS includes an update on the silver and zinc mineralization, which was estimated from 1,336 diamond drill holes, 24 reverse circulation drill holes, 9,027 channel samples and 2,346 underground long holes. Using a net smelter return (“NSR”) economic cut-off, the Sierra Mojada 2023 TRS indicates mineral resources in the optimized pit of 70.4 million tonnes at an average silver grade of 38.6 grams/tonne silver, an average zinc percentage of 3.4%, an average copper percentage of 0.04% and an average lead percentage of 0.3%. The Sierra Mojada Report used a $13.50/tonne NSR cut-off grade and assumed a silver price of $18.00/ounce and a zinc price of $1.20/pound based on a five-year average.

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

2024 Exploration Activities

Due to the continuing blockade by Mineros Norteños previously mentioned under the “Illegal Blockade of Sierra Mojada Property” and the “ICSID Arbitration” sections of this Annual Report on Form 10-K, during the year ended October 31, 2024, no drilling was conducted as the program remained halted.

Airborne Geophysics

Between September 2018 and November 2018, a 5,297-line kilometer helicopter-borne Versatile Time Domain Electro Magnetic (VTEM) and Magnetic Geophysical Survey was completed over the Sierra Mojada Property. The results of this survey aided in refining the design of the drilling program.

Metallurgical Studies

In May 2015, a selection of high-grade zinc material samples was shipped to a lab in Denver, Colorado for “fine bubble” flotation test work and to a group in Australia to assess their proprietary hydrometallurgy process. Previous test work completed by Silver Bull using mechanical flotation has shown an 87% recovery of zinc from the white zinc zone to produce a rough concentrate of 43% zinc, and a 72.5% recovery of zinc from the red zinc zone to produce a rough concentrate of 30% zinc. The “fine bubble” flotation test work that was performed did not improve recovery, but based on analysis of the results, it was determined that the “fine bubble” flotation test process may be able to be adjusted to improve recovery. Further testing is not planned at this time.

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

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2024 to December 31, 2024   the price of silver ranged from a low of $22.12 per troy ounce to a high of $34.85 per troy ounce, and from January 1, 2024 to December 31, 2024 the price of zinc ranged from a low of $2,360 per tonne to a high of $3,105 per tonne. Silver and zinc prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks faced are discussed further in the “Risk Factors – Risks Related to the Company’s Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2024, the closing price of silver was $32.66 per troy ounce. On October 31, 2024, the closing price of zinc was $3,105 per tonne.

Calendar	Silver (per troy ounce)
Year	High	Low
2017	$18.56	$15.22
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00
2021	$29.58	$21.52
2022	$26.17	$17.77
2023	$26.03	$20.09
2024	$34.85	$22.12

Calendar	Zinc (per tonne)
Year	High	Low
2017	$3,264	$2,573
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903
2021	$3,399	$2,705
2022	$4,360	$2,967
2023	$3,309	$2,404
2024	$3,105	$2,360

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

During fiscal year 2024, Silver Bull had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

Silver Bull has two employees. Minera Metalin, its wholly owned operating subsidiary in Mexico, currently has one full-time employee.

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

To date, the Company has earned no revenues and has incurred accumulated net losses of $138,814,000. In addition, the Company has limited financial resources. As of October 31, 2024, the Company had cash and cash equivalents of $546,000 and working capital of $327,000. Continuation as a going concern is dependent upon the continued payment of Arbitration-related costs by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), under the Funding Agreement and achieving future financing or strategic transactions. However, there is no assurance that the Funding Agreement will not be terminated or that the Company will have the ability to be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, in the event that the Funding Agreement is terminated, and the Company cannot obtain additional financial resources, or achieve profitable operations, it may have to liquidate its business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

While exploration efforts to date have demonstrated positive results, the Company remains an exploration stage enterprise engaged in mineral exploration in Mexico. The Company has a very limited operating history and is subject to all the risks inherent in a new business enterprise. To date, the Company has had no revenues and has relied upon equity financing, South32 funding, Arbitration funding and sales of investments to fund its operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company operates and will operate, such as under-capitalization, personnel limitations, and limited financing sources.

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

During the fiscal years ended October 31, 2024 and 2023, the Company incurred net losses of $169,000 and $1,251,000 respectively. At October 31, 2024, the Company had stockholders’ equity of $5,543,000 and cash and cash equivalents of $546,000. If the blockade is resolved, significant amounts of capital would be required to continue to explore and potentially develop the Sierra Mojada concessions. The Company is not engaged in any revenue-producing activities and does not expect to be in the near future. Currently, potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion of the Company’s interests in its assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to it, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of the projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and the Company’s ability to ensure that it has obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, the Company may be unable to operate its properties as permitted or to enforce its rights with respect to its properties. The Company annually monitors the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of its concessions. As of January 2025, and to the best of the Company’s knowledge, there are no such annotations, nor is the Company aware of any challenges from the government or from third parties, except for the matters described in Part I, Item 3 – Legal Proceedings.

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

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats is becoming more sophisticated and constantly changing. The Company recognizes the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect the Company’s information systems and the confidentiality, integrity and accessibility and availability of its data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

The Company has developed and maintained policies, procedures and controls to mitigate material risks from cybersecurity threats, and assesses and discloses information to investors concerning material cybersecurity incidents. Further, the Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote awareness and attention to cybersecurity risk management Company wide. The information technology (“IT”) consultant (the “IT Consultant”) of the Company evaluates the effectiveness of the data and information systems, an important purpose of which is to protect the data and information systems from security threats. The evaluation stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The evaluation includes attributes such as physical security, network security, host security, application security and data security.

The IT Consultant reports directly to the CFO to review the Company’s information security and cybersecurity risks. Despite these efforts, no system is impenetrable, and the Company cannot provide assurances that it will prevent every attack or timely detect every incident.

Engage Third Parties on Cyber-Risk Management

The Company has engaged third parties that supply IT services or have access to its systems or data to adhere to the Company’s security policies. These third parties provide detailed information on their established security controls via the Company’s risk assessment process. Specific certification may be required of critical third-party IT service providers.

The Company will consider resource and capital constraints when determining the nature and timing of enhancing its cybersecurity infrastructure.

Risks from Cybersecurity Threats

The Company does not currently identify any major cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company (including its business strategy, results of operations or financial condition).

Governance

Board of Directors Oversight

The Board of Directors recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of its efforts to protect and maintain the confidentiality and security of its employees, service providers, consultants and business associates, as well as non-public information about the Company. Although the full Board of Directors has ultimate responsibility with respect to risk management oversight, the Audit Committee of the Company’s Board of Directors is charged with and bears primary responsibility for, among other matters, overseeing the identification and mitigation of cybersecurity risks.

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the Chief Financial Officer, working in close coordination with the IT Consultant of the Company. Both have experience in overseeing IT functions, including cybersecurity. The IT Consultant, Mr. Robert Carlson, has worked in the IT industry for over 45 years. He has run an independent IT consulting company for over 40 years. He stays current in IT industry standards, trends, and issues. His expertise is critical in designing, implementing, and executing the Company’s cybersecurity strategies. The IT Consultant oversees the governance programs in partnership with the CFO, remediates known risks and leads the Company’s employee training program around cybersecurity.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent. As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico as well as damages for the sum of $408 million. The Arbitration hearing is set to commence in October 2025.

As the Arbitration proceedings are in the early stages, the Company cannot determine the likelihood of succeeding in collecting any amount and as such has not accrued any amounts in the consolidated financial statements with respect to this claim.

See Note 15 – Commitments and Contingencies to the Company’s consolidated financial statements.

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

Holders

As of January 28, 2025, there were 70 holders of record of the Company’s common stock. This does not include persons or entities that hold common stock in brokerage accounts or otherwise in “street name.”

Dividends

The Company has not declared or paid any cash dividends on its common stock during the last two fiscal years. The Company has no plans to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2024, the Company had one formal equity compensation plan under which equity securities were authorized for issuance to its officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the shareholders in April 2019. The 2019 Plan was amended by the board of directors in February 2022, and the amendment was approved by shareholders in April 2022 (the “Amended 2019 Plan”). Under the Amended 2019 Plan, the lesser of (i) 15,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2024, there were 4,725,000 shares reserved for issuance under the Amended 2019 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its compensation plans as of October 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	4,725,000	$0.17	11,565

Total	4,725,000	$0.17	11,565

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

No sales of unregistered equity securities occurred during the year covered by this report.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this report.

Item 6.	[RESERVED]
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration. The Company’s primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. Operations in Mexico are conducted through the Company’s wholly owned Mexican subsidiaries, Minera Metalin and Minas. However, as noted above, Silver Bull has not established any reserves at the Sierra Mojada Property, is in the exploration stage and may never enter the development or production stage.

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

During the year ended October 31, 2024, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $800,000 from Bench Walk. Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $1,416,545 during the year ended October 31, 2024 and accumulated legal and arbitration costs of $1,979,384 since September 2023.

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

Results of Operations

Fiscal Year Ended October 31, 2024 Compared to Fiscal Year Ended October 31, 2023

For the fiscal year ended October 31, 2024, the Company reported a consolidated net loss of $169,000 or approximately $nil per share, compared to a consolidated net loss of $1,251,000 or approximately $0.04 per share during the fiscal year ended October 31, 2023. The $1,082,000 decrease in the consolidated net loss was primarily due to a $136,000 decrease in exploration and property holding costs and a $877,000 decrease in administrative expenses as a majority of these costs were reimbursed by Bench Walk, which was partially offset by a $68,000 increase in other income in the 2024 fiscal year compared to the 2023 fiscal year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased by $136,000 to $196,000 in the 2024 fiscal year from $332,000 in the 2023 fiscal year. This decrease was mainly due to a $172,000 reimbursement from Bench Walk pursuant to the Funding Agreement during the 2024 fiscal year and a $16,000 concession impairment in the 2023 fiscal year, which was offset by a $54,000 increase in exploration and property holding costs in the 2024 fiscal year. As the Funding Agreement was entered into in September 2023, there is no fully comparable amount in the 2023 fiscal year.

General and Administrative Costs

General and administrative expenses decreased by $877,000 to $58,000 in the 2024 fiscal year from $935,000 in the 2023 fiscal year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense increased to $115,000 in the 2024 fiscal year from $73,000 in the 2023 fiscal year. This was mainly due to the result of stock options vesting in the 2024 fiscal year having a higher fair value than stock options vesting in the 2023 fiscal year.

Personnel costs decreased by $19,000 to $225,000 in the 2024 fiscal year from $243,000 in the 2023 fiscal year. This decrease was mainly due to a $82,000 reduction in the accrued vacation liability and a $nil bonus recorded in the 2024 fiscal year compared to $68,000 bonus in the 2023 fiscal year. The decrease was offset by a $101,000 increase in salaries due to revised agreements with the Company’s management in September 2023 and a $24,000 increase in stock-based compensation compared to the 2023 fiscal year.

Office and administrative expenses of $218,000 in the 2024 fiscal year was similar to the $219,000 in such costs in the 2023 fiscal year.

Professional fees decreased by $315,000 to $159,000 in the 2024 fiscal year compared to $474,000 in the 2023 fiscal year. This decrease was mainly due to arbitration related costs incurred in relation to the legacy NAFTA claim in the 2023 fiscal year.

Directors’ fees increased by $21,000 to $134,000 in the 2024 fiscal year as compared to $113,000 for the 2023 fiscal year. This increase was primarily due to a $22,000 increase the stock-based compensation expense to $48,000 in the 2024 fiscal year from $26,000 in the 2023 fiscal year as a result of stock options vesting in the 2024 fiscal year having a higher fair value than stock options vesting in the 2023 fiscal year.

The Company recorded a $8,000 recovery of uncollectible VAT for the 2024 fiscal year as compared to a $45,000 provision for uncollectible VAT in the 2023 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

In the current year, the Company recorded a contra expense of $669,000 compared to $209,000 in the 2023 fiscal year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return. As the Funding Agreement was entered into in September 2023, there is no fully comparable amount in the 2023 fiscal year.

During the fiscal year ended October 31, 2024, the arbitration lawyers incurred $1,417,000 in legal costs compared to $474,000 in the 2023 fiscal year. All of which was paid by Bench Walk directly.

Other Income

The Company recorded other income of $86,000 in the 2024 fiscal year as compared to other income of $18,000 in the 2023 fiscal year. The significant factor contributing to other income in the 2024 fiscal year was $45,000 in interest income, $21,000 in foreign currency transaction income and $31,000 in miscellaneous income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan and a gain from sale of equipment, which was offset by a $11,000 expense from change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to October 31, 2024. The significant factor contributing to other income in the 2023 fiscal year was a $32,000 interest income and a $9,000 foreign currency transaction income, which was offset by $20,000 in other costs related to the certain years’ VAT and corporate taxes disputes with Mexican tax authorities and a $3,000 expense related to the issuance of warrants.

Material Changes in Financial Condition; Liquidity and Capital Resources

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the 2024 fiscal year, the Company received funding of $800,000 as reimbursement of corporate operating costs incurred. In January 2025, the Company received an additional reimbursement of $200,000 from Bench Walk.

The Company agreed that the Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the 2024 fiscal year, cash and cash equivalents were primarily utilized to fund general and administrative expenses, and to reduce accounts payable and accrued liabilities balances. In addition, the Company received $800,000 from Bench Walk. As a result of the arbitration funding from Bench Walk, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,009,000 at October 31, 2023 to $546,000 at October 31, 2024.

Cash flows used in operations for the 2024 fiscal year were $421,000 as compared to $794,000 for the 2023 fiscal year. The decrease was mainly due to the timing of certain payments.

Cash flows provided by investing activities for the 2024 fiscal year were proceeds of $16,000 from the sale of equipment, which was offset by a $1,000 purchase of equipment. Cash flows provided by investing activities for the 2023 fiscal year was $nil.

Cash flows used by financing activities for the 2024 fiscal year were $57,000 as the Company repaid the payable portion of the CEBA loan and payment of share issuance costs related to the private placement in the 2023 fiscal year. The cash flows provided by financing activities of $916,000 in the 2023 fiscal year was due to the private placement the Company completed.

Capital Resources

As of October 31, 2024, the Company had cash and cash equivalents of $546,000 as compared to cash and cash equivalents of $1,009,000 as of October 31, 2023. The decrease in liquidity and working capital were primarily the result of the net repayment of accounts payable of $445,000 and increases in accounts receivable and general and administrative expenses and payments, which were partially offset decreases in related party and the Arbitration funding.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,814,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations. Based on the limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of December 31, 2024, the Company had approximately $0.4 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2024

In November 2023, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating recoverability of accounts receivable, calculating a valuation for warrant derivative liability and calculating stock-based compensation.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2024 and October 31, 2023 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2024 and October 31, 2023, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2024 and October 31, 2023, Silver Bull’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Mexican operations are included in the consolidated statements of operations.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2024, the Company has carried out an evaluation under the supervision of, and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of October 31, 2024, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment using those criteria, management concluded that its internal control over financial reporting as of October 31, 2024 was effective.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2024 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fiscal year ended October 31, 2024, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K). In addition, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the fiscal year ended October 31, 2024.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2025 annual meeting of shareholders and is incorporated by reference in this report.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2025 annual meeting of shareholders and is incorporated by reference in this report.

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2025 annual meeting of shareholders and is incorporated by reference in this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2025 annual meeting of shareholders and is incorporated by reference in this report.

Item 14.	PRINCIPAL ACCOUNTant FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for Silver Bull’s 2025 annual meeting of shareholders and is incorporated by reference in this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Silver Bull Resources, Inc.	8-K	04/21/2021	3.1

3.2	Bylaws	10-K	01/14/2011	3.1.2

3.2.1	First Amendment to Bylaws				X

4.1	Description of Capital Stock				X

4.2	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	11/02/2020	10.2

4.3	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	10/31/2023	10.2

10.1	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	09/03/2021	10.1

10.2††	Litigation Funding Agreement, dated as of September 4, 2023, by and between Bench Walk 23P, L.P. and Silver Bull Resources, Inc.	10-K	01/29/2024	10.2

10.3	Form of Silver Bull Resources, Inc. Unit Subscription Agreement	8-K	10/31/2023	10.1

10.4+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	06/14/2019	10.2

10.4.1+	Amendment to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/20/2022	10.1

10.5+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.1

10.5.1+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/23/2022	10.4

10.6+	Key Persons Retention Agreement, dated as of October 13, 2023, by and among Silver Bull Resources, Inc. and the persons named therein	8-K	10/18/2023	10.1

10.7+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/23/2022	10.1

10.8+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/23/2022	10.2

10.9+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/23/2022	10.3

10.10+	Form of Indemnification Agreement (Directors and Officers)	10-K	01/13/2020	10.10

14.1	Code of Ethics	8-K	11/07/2019	14.1

19.1	Policy Against Trading on the Basis of Inside Information				X

19.2	Policy for Stock Trading by Directors, Executive Officers and Other Members of Management				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm (Smythe LLP; Vancouver, Canada; PCAOB ID# 995)				X

23.2	Consent of Archer, Cathro & Associates (1981) Limited				X

23.3	Consent of Timothy Barry				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

96.1	Technical Report Summary	10-K	01/26/2023	96.1

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 28, 2025	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2025	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2025	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer and Director

Date: January 28, 2025	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 28, 2025	By:	/s/ William Matlack
William Matlack
Director

Date: January 28, 2025	By:	/s/ David Underwood
David Underwood,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2024. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vancouver, Canada

January 28, 2025

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2024	October 31, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$545,961	$1,008,507
Other receivables	1,678	5,685
Accounts receivable (Note 4)	181,213	140,097
Prepaid expenses and deposits	44,113	44,637
Due from related party (Note 5)	22,095	57,853
Total Current Assets	795,060	1,256,779

Value-added tax receivable, net of allowance for uncollectible taxes of $475,908 and $536,010, respectively (Note 6)	88,814	100,613
Office and mining equipment, net (Note 7)	122,453	130,937
Property concessions (Note 8)	5,004,386	5,004,386
TOTAL ASSETS	$6,010,713	$6,492,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$68,087	$517,489
Accrued liabilities and expenses	308,749	258,590
Income tax payable	1,500	3,000
Warrant derivative liability (Note 12)	89,580	78,088
Loan payable (Note 9)	—	43,256
TOTAL LIABILITIES	467,916	900,423

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 10, 11 and 12)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,365,652 shares issued and outstanding	2,541,515	2,541,515
Additional paid-in capital	141,723,305	141,604,015
Accumulated deficit	(138,814,271)	(138,645,486)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,542,797	5,592,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,010,713	$6,492,715

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2024	2023
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs (Note 4)	358,076	303,685
Depreciation (Note 7)	9,419	12,631
Funding Agreement reimbursement (contra expense) (Note 4)	(171,671)	—
Concession impairment (Note 8)	—	15,541
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	195,824	331,857

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	224,813	292,332
Office and administrative	218,135	219,090
Professional services (Note 4)	158,503	474,456
Directors’ fees	134,392	113,140
(Recovery of) provision for uncollectible value-added taxes (Note 6)	(8,020)	44,713
Funding Agreement reimbursement (contra expenses) (Note 4)	(669,445)	(209,009)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	58,378	934,722

LOSS FROM OPERATIONS	(254,202)	(1,266,579)

OTHER INCOME
Interest income	45,421	31,987
Foreign currency transaction gain	21,288	8,656
Change in fair value of warrants derivative liability (Note 12)	(11,090)	(40)
Miscellaneous income (Notes 7 and 9)	30,853	—
Other costs (Note 15)	—	(19,527)
Warrant issuance costs (Note 10)	—	(3,468)
TOTAL OTHER INCOME	86,472	17,608

LOSS BEFORE INCOME TAXES	(167,730)	(1,248,971)

INCOME TAX EXPENSE (Note 13)	(1,055)	(2,217)
NET AND COMPREHENSIVE LOSS	(168,785)	(1,251,188)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,365,652	35,491,775

The accompanying notes are an integral part of these consolidated financial statements

.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,785)	$(1,251,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 7)	9,419	12,631
(Recovery of) provision for uncollectible value-added taxes (Note 6)	(8,020)	44,713
Foreign currency transaction income	(27,331)	(9,478)
Stock options issued for compensation (Note 11)	119,290	76,758
Change in fair value of warrant derivative liability (Note 12)	11,090	40
Miscellaneous income (Notes 7 and 9)	(30,853)	—
Concession impairment (Note 8)	—	15,541
Shares of common stock issued for services (Note 10)	—	88,411
Warrant issuance costs (Note 10)	—	3,468
Changes in operating assets and liabilities:
Other receivables	3,993	(2,838)
Accounts receivables (Note 4)	(41,116)	(140,097)
Prepaid expenses and deposits	22	5,340
Due from related party (Note 5)	35,757	(34,657)
Accounts payable	(417,567)	329,259
Accrued liabilities and expenses	85,234	72,175
Value-added tax receivable (Note 6)	9,586	(3,876)
Income tax payable	(1,500)	—
Net cash used in operating activities	(420,781)	(793,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment (Note 7)	(1,068)	—
Proceeds from sale equipment (Note 7)	16,134	—
Net cash provided by investing activities	15,066	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment (Note 9)	(29,438)	—
Payment of share issuance costs	(27,393)	—
Proceeds from issuance of common stock, net of offering costs (Note 10)	—	915,577
Net cash (used) provided by financing activities	(56,831)	915,577

Net (decrease) increase in cash and cash equivalents	(462,546)	121,779
Cash and cash equivalents beginning of year	1,008,507	886,728

Cash and cash equivalents end of year	$545,961	$1,008,507

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2024	2023

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2,555	$2,249
Interest paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$—	$29,146

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 11)	—	—	119,290	—	—	119,290
Net loss for the year ended October 31, 2024	—	—	—	(168,785)	—	(168,785)
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2022	35,055,652	$2,418,415	$140,750,310	$(137,394,298)	$92,248	$5,866,675
Issuance of common stock as follows:
- For cash at a price of $CDN $0.11 per share with attached warrants less offering costs of $39,887 (Note 10)	11,685,000	116,850	694,786	—	—	811,636
- For compensation at $0.14 per share (Note 10)	625,000	6,250	82,161	—	—	88,411
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 11)	—	—	76,758	—	—	76,758
Net loss for the year ended October 31, 2023	—	—	—	(1,251,188)	—	(1,251,188)
Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292

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

On April 16, 2010, Metalline Mining Delaware, Inc., a wholly owned subsidiary of the Company incorporated in the State of Delaware, was merged with and into Dome Ventures Corporation (“Dome”), a Delaware corporation. As a result, Dome became a wholly owned subsidiary of the Company. Dome has a wholly owned subsidiary Dome Asia Inc., which is incorporated in the British Virgin Islands.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals”), a wholly owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly owned subsidiary of Nomad Minerals.

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly owned subsidiary of the Company. The Company sold all retained common shares of Arras and has not held any interest in Arras since 2022.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $138,814,000. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2024, the Company had cash and cash equivalents of $546,000. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration financing from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 4). The funding has been completed as a purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

Despite the arbitration financing in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

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

Certain prior period amounts have been reclassified to conform to the presentation in the current period. Such reclassifications were not considered material.

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

Under the VIE model, a VIE is a reporting entity that has (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Currently, the Company manages the mineral exploration program in the property concessions in Mexico through its wholly owned subsidiary corporation Minera Metalin.

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

Significant areas involving the use of estimates include determining the allowance for uncollectible taxes, evaluating recoverability of property concessions, evaluating impairment of long-lived assets, evaluating recoverability of accounts receivable, calculating a valuation for warrant derivative liability and calculating stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts Receivable

Accounts Receivable consists of corporate costs that are to be reimbursed by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), pursuant to the terms of the Funding Agreement (Note 4). The Company anticipates full recovery of its current receivables within three months (Note 17).

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2024 and 2023 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative Liability

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The Company has used the Black-Scholes pricing model to fair value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 12,538,788 shares and 10,013,788 shares outstanding at October 31, 2024 and 2023, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2024 and 2023, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2024 and 2023, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Adopted in the Year

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2024

In November 2023, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

During the year ended October 31, 2024 and 2023, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $800,000 and $96,740, respectively, from Bench Walk. Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $1,416,545 during the year ended October 31, 2024 and accumulated legal and arbitration costs of $1,979,384 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merit hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the fiscal year ended October 31, 2024 and 2023, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk (Note 17).

	2024	2023

Exploration and property holding costs	$171,670	$27,829
Personnel	234,230	49,812
Office and administrative	196,389	68,303
Professional services	149,691	47,974
Directors’ fees	86,155	42,919
Income taxes	2,980	—
	841,116	236,837
Changes for the year	(659,903)	(96,740)
Accounts receivable	$181,213	$140,097

Accounts receivable – October 31, 2022	$—
Expenditure incurred during the year ended October 31, 2023	236,837
Funding received	(96,740)
Accounts receivable – October 31, 2023	140,097
Expenditure incurred during the year ended October 31, 2024	841,116
Funding received	(800,000)
Accounts receivable – October 31, 2024	$181,213

NOTE 5 – DUE FROM RELATED PARTY

As of October 31, 2024, due from related party consists of $22,095 (October 31, 2023 - $57,853) due from Arras Minerals Corp. (“Arras”) for shared employees’ salaries and office expenses. The Company and Arras have overlapping directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the fiscal year ended October 31, 2024 and 2023, expenses totaling $294,911 and $315,084, respectively, were incurred by the Company on behalf of Arras.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $88,814 (2023 - $100,613) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2024 and 2023 is as follows:

Allowance for uncollectible VAT – October 31, 2022	$449,219
Provision for uncollectible VAT	44,713
Foreign currency translation adjustment	42,078
Allowance for uncollectible VAT – October 31, 2023	536,010
Recovery of provision for uncollectible VAT	(8,020)
Foreign currency translation adjustment	(52,082)
Allowance for uncollectible VAT – October 31, 2024	$475,908

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2024 and 2023:

	October 31,	October 31,
	2024	2023

Mining equipment	$396,153	$396,153
Vehicles	73,036	92,873
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	74,236
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	836,220
Less: Accumulated depreciation	(694,998)	(705,283)
Office and mining equipment, net	$122,453	$130,937

During the year ended October 31, 2024 and 2023, the Company recorded a gain on sale of a vehicle of $16,134 and $nil, respectively, which is included in miscellaneous income in the consolidated statements of operations and comprehensive loss.

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2024 and 2023:

Property concessions – October 31, 2022	$5,019,927
Impairment	(15,541)
Property concessions – October 31, 2023	5,004,386
Property concessions – October 31, 2024	$5,004,386

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

As at October 31, 2023, the total CEBA loan amount stood at $CDN 60,000, with $CDN 20,000 forgivable if repaid by December 31, 2023. Additionally, the CEBA loan would accrue no interest to December 31, 2023, and thereafter would convert to a three-year term loan with a 5% annual interest rate.

On December 8, 2023, the Company repaid $29,438 ($CDN 40,000) of the CEBA loan, and pursuant to its terms, recognized $14,719 ($CDN 20,000) in miscellaneous income as forgiveness of the remaining portion of the CEBA loan.

As at October 31, 2024, the total CEBA loan has been repaid.

Loan payable – October 31, 2023	$43,256
Repayment	(29,438)
Foreign currency translation adjustment	901
Miscellaneous income	(14,719)
Loan payable – October 31, 2024	$—

NOTE 10 – COMMON STOCK

No shares of common stock were issued during the year ended October 31, 2024.

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

On January 30, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share and an exercise price of $CDN 0.16 per share.

On March 2, 2023, the Company granted options to acquire 150,000 shares of common stock with a weighted-average grant-date fair value of $0.07 per share and an exercise price of $CDN 0.195 per share.

No options were exercised during the years ended October 31, 2024 and 2023.

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2024 and 2023 are as follows:

Year Ended October 31,
Options	2024	2023

Expected volatility	74% – 78%	74% – 81%
Risk-free interest rate	4.12% – 4.25%	3.83% – 3.96%
Dividend yield	—	—
Expected term (in years)	2.50 – 3.50	2.50 – 5.00

The following is a summary of stock option activity for the fiscal years ended October 31, 2024 and 2023:

Options	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2022	3,193,750	$0.34	4.25	$—
Granted	150,000	0.195
Cancelled	(400,000)	0.32
Expired	(643,750)	1.71
Outstanding at October 31, 2023	2,300,000	0.29	3.37	—
Granted	2,425,000	0.16
Outstanding at October 31, 2024	4,725,000	0.24	3.16	—
Exercisable at October 31, 2024	3,058,334	$0.28	2.76	$—

The Company recognized stock-based compensation costs for stock options of $119,290 and $76,758 for the fiscal years ended October 31, 2024 and 2023, respectively. As of October 31, 2024, there remains $38,501 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.52 years.

Summarized information about stock options outstanding and exercisable at October 31, 2024 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	2.30	$0.32	2,150,000	$0.32
0.195	150,000	3.36	0.195	100,000	0.195
0.16	2,425,000	3.90	0.16	808,334	0.16
$0.28	4,725,000	3.16	$0.28	3,058,334	$0.28

Summarized information about stock options outstanding and exercisable at October 31, 2023 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	2,150,000	3.30	$0.23	1,433,333	$0.23
0.14	150,000	4.37	0.14	50,000	1.26

NOTE 12 – WARRANTS

No warrants were issued or exercised during the year ended October 31, 2024.

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of $CDN 0.13 in connection with the $CDN 0.11 Unit private placement (Note 10). The fair value of the warrants issued in the $CDN 0.11 Unit private placement was determined to be $78,263 based on the Black-Scholes pricing model using a risk-free interest rate of 4.80%, expected volatility of 40.77%, dividend yield of 0%, and a contractual term of five years adjusted for the liquidity of the Company’s common stock and resale restrictions on the shares to be received on exercise of the warrants.

No warrants were exercised during the year ended October 31, 2023.

A summary of warrant activity for the fiscal years ended October 31, 2024 and 2023 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 31, 2022*	1,971,289	$0.59	2.99	$—
Issued in the $CDN 0.13 Unit private placement (Note 10)	5,842,499	0.11	5.00	—
Outstanding and exercisable at October 31, 2024 and 2023	7,813,788	$0.23	3.24	$—

* Pursuant to the Distribution, 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

Summarized information about warrants outstanding and exercisable at October 31, 2024 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59	1,971,289	1.99	$0.59
0.10*	5,842,499	5.00	0.10
$0.23	7,813,788	4.24	$0.23

* The Company’s $CDN warrants have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at October 31, 2024 and 2023:

Warrant derivative liability at October 31, 2022	$—
Warrants issued in $CDN 0.11 Unit private placement	78,263
Change in fair value of warrant derivative liability	40
Foreign currency translation adjustment	(215)
Warrant derivative liability at October 31, 2023	$78,088
Foreign currency translation adjustment	402
Change in fair value of warrant derivative liability	11,090
Warrant derivative liability at October 31, 2024	$89,580

The fair value of the warrants issued in the CDN$ 0.11 Unit private placement was revalued to be $89,580 based on the Black-Scholes pricing model using a risk-free interest rate of 4.135%, expected volatility of 39.43%, dividend yield of 0%, and a contractual term of 4.00 years adjusted for the liquidity of the Company’s common stock to be received on exercise of the warrants as of October 31, 2024.

The Company has reclassified derivative warrant liabilities of $78,088 on the statement of financial position as at October 31, 2023 to conform to the current period’s presentation. The change in presentation had no impact on net and comprehensive loss, or cash flows, or loss per share for the years ended October 31, 2024, or October 31, 2023. The change in presentation had no impact on total assets, total liabilities or shareholders equity as at October 31, 2024

NOTE 13 – INCOME TAXES

Provision for Taxes

The Tax Act was signed into law on December 22, 2017 and the Tax Act required the Company to use a statutory tax rate of 21% for the years ended October 31, 2024 and 2023.

The Company files a United States federal income tax return and a Canadian branch return on a fiscal year-end basis and files Mexican income tax returns for its two Mexican subsidiaries on a calendar year-end basis. The Company and two of its wholly owned subsidiaries, Minera Metalin and Minas, have not generated taxable income since inception.

Contratistas, another wholly owned Mexican subsidiary, has historically generated taxable income based upon intercompany fees billed to Minera Metalin on the services it provides. On August 26, 2021, Contratistas merged with and into Minera Metalin.

On April 16, 2010, a wholly owned subsidiary of the Company was merged with and into Dome, resulting in Dome becoming a wholly owned subsidiary of the Company. Dome, a Delaware corporation, files a tax return in the United States as part of the Company’s consolidated tax return.

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2024	2023
United States	$(40,000)	$(871,000)
Foreign	(129,000)	(380,000)
Loss before income taxes	$(169,000)	$(1,251,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2024	2023
Current tax expense	$1,055	$2,217
Deferred tax expense	—	—
	$1,055	$2,217

The Company’s provision for income taxes for the fiscal year ended October 31, 2024 consisted of a tax expense of $1,055 (2023 - $2,217) related to a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2024.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2024	2022

Income tax benefit calculated at U.S. federal income tax rate	$(35,000)	$(263,000)

Differences arising from:
Other permanent differences	57,000	187,000
Differences due to foreign income tax rates	(26,000)	(34,000)
Adjustment to prior year taxes	153,000	269,000
Inflation adjustment foreign net operating loss	(51,000)	(363,000)
Foreign currency fluctuations	10,000	(320,000)
Decrease in valuation allowance	(589,000)	(831,000)
Net operating loss carry forwards expiration - Mexico	484,000	1,359,000
Other	(2,000)	(2,000)
Net income tax provision	$1,000	$2,000

The components of the deferred tax assets at October 31, 2024 and 2023 were as follows:

	For the year ended October 31,
	2024	2023

Deferred tax assets:
Net operating loss carry forwards – U.S.	$5,155,000	$5,146,000
Net operating loss carry forwards – Mexico	2,080,000	2,806,000
Exploration costs	1,046,000	1,109,000
Other – United States	21,000	103,000
Other – Mexico	90,000	24,000
Total net deferred tax assets	8,392,000	9,188,000
Less: valuation allowance	(8,392,000)	(9,188,000)
Net deferred tax asset	$—	$—

At October 31, 2024, the Company has U.S. net operating loss carry-forwards of approximately $19 million that expire in the years 2028 through 2037 and $5 million which will be carried forward indefinitely. The Company has approximately $3 million of net operating loss carry-forwards in Mexico that expire in the calendar years 2024 through 2033.

The valuation allowance for deferred tax assets of $8.4 million and $9.2 million at October 31, 2024 and 2023, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2024 and 2023, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2024, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2020 and all following years
Mexico:	2019 and all following years
Canada:	2020 and all following years

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at October 31, 2024 and 2023 due to the short maturities of these financial instruments. Loan payable is classified as Level 2 in the fair value hierarchy. There were not transfers between levels 1, 2 and 3 during the years ended October 31, 2024 and 2023.

Warrant Derivative Liability

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The Company has used the Black-Scholes pricing model to fair value the warrants (Note 12). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company does not anticipate paying any dividend in the foreseeable future.

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

The Company has the following liabilities under the fair value hierarchy:

	October 31, 2024
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$89,580

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2024 and 2023, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $413,780 and $913,397, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

As at October 31, 2024 and 2023, cash and cash equivalents consist of guaranteed investment certificates of $17,390 and $3,172, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2024 and 2023, the U.S. dollar equivalent balance for these accounts was $69,093 and $23,183, respectively. As of October 31, 2024, a cash balance of $69,093 ($MXN 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivable from GST refunds, Bench Walk and a related party. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At October 31, 2024 and 2023, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as much as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At October 31, 2024, the Company has $545,961 (2023 - $1,008,507) of cash and cash equivalents to settle current liabilities of $467,916 (2023- $900,423). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2024, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $3,000.

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

Based on the net exposures as at October 31, 2024, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $60,000 in the Company’s net income.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent (Note 3). As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico as well as damages for the sum of $408 million. The Arbitration hearing is set to commence in October 2025.

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

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of October 31, 2024, the deferred salary and bonus amounts, with accrued interest is approximately $444,000.

As the outcome of the ICSID arbitration is not determinable as at October 31, 2024, no expense has been recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2024	2023
Net loss
Mexico	$(127,000)	$(404,000)
Kazakhstan	(2,000)	(3,000)
Canada	(40,000)	(844,000)
Net Loss	$(169,000)	$(1,251,000)

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$477,000	$69,000	$546,000
Other receivables	2,000	—	2,000
Accounts receivables	181,000	—	181,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	89,000	89,000
Office and mining equipment, net	—	122,000	122,000
Property concessions	—	5,004,000	5,004,000
	$722,000	$5,289,000	$6,011,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2023:

	Canada	Mexico	Total
Cash and cash equivalents	$985,000	$23,000	$1,008,000
Other receivables	6,000	—	6,000
Accounts receivables	140,000	—	140,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	58,000	—	58,000
Value-added tax receivable, net	—	101,000	101,000
Office and mining equipment, net	—	131,000	131,000
Property concessions	—	5,004,000	5,004,000
	$1,229,000	$5,264,000	$6,493,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2024	2023
Exploration and property holding costs for the year
Mexico	$(194,000)	$(329,000)
Kazakhstan	(2,000)	(3,000)
	$(196,000)	$(332,000)

NOTE 17 – SUBSEQUENT EVENTS

On January 21, 2025, the Company received an additional payment of $200,000 from Bench Walk.

