Form 10-Q
period 2025-01-31
SILVER BULL RESOURCES, INC.
filed 2025-03-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2025.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of March 13, 2025, there were 47,365,652 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$592,091	$545,961
Other receivables	2,374	1,678
Accounts receivable (Note 5)	160,926	181,213
Prepaid expenses and deposits	33,165	44,113
Due from related party (Note 7)	22,175	22,095
Total Current Assets	810,731	795,060

Value-added tax receivable, net of allowance for uncollectible taxes of $464,215 and $475,908, respectively (Note 8)	86,780	88,814
Office and mining equipment, net (Note 9)	120,011	122,453
Property concessions (Note 10)	5,004,386	5,004,386
TOTAL ASSETS	$6,021,908	$6,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$98,054	$68,087
Accrued liabilities and expenses	374,452	308,749
Income tax payable	1,500	1,500
Warrant derivative liability (Note 13)	92,770	89,580
TOTAL LIABILITIES	$566,776	$467,916
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,365,652 shares issued and outstanding	2,541,515	2,541,515
Additional paid-in capital	141,738,026	141,723,305
Accumulated deficit	(138,916,657)	(138,814,271)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,455,132	5,542,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,021,908	$6,010,713

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2025	2024
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	106,240	131,890
Depreciation (Note 9)	2,442	2,442
Funding Agreement reimbursement (contra expense) (Note 5)	(36,314)	(75,084)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	72,368	59,248

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	65,964	98,944
Office and administrative	36,177	62,917
Professional services (Note 4)	42,870	69,590
Directors’ fees	28,150	46,664
Provision for uncollectible value-added taxes (Note 8)	1,350	6,208
Funding Agreement reimbursement (contra expense) (Note 5)	(143,399)	(194,501)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	31,112	89,822

LOSS FROM OPERATIONS	(103,480)	(149,070)

OTHER INCOME (EXPENSES)
Interest income	3,719	2,998
Foreign currency transaction gain	7,071	6,376
Change in fair value of warrants derivative liability (Note 13)	(6,836)	(66,698)
Miscellaneous income	—	14,719
TOTAL OTHER INCOME (EXPENSES)	3,954	(42,605)

LOSS BEFORE INCOME TAXES	(99,526)	(191,675)

INCOME TAX EXPENSE	(2,860)	(1,000)
NET AND COMPREHENSIVE LOSS	(102,386)	(192,675)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,365,652	47,365,652

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended January 31, 2025
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	14,721	—	—	14,721
Net loss for the three-month period ended January 31, 2025	—	—	—	(102,386)	—	(102,386)
Balance, January 31, 2025	47,365,652	$2,541,515	$141,738,026	$(138,916,657)	$92,248	$5,455,132

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended January 31, 2024
Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	62,837	—	—	62,837
Net loss for the three-month period ended January 31, 2024	—	—	—	(192,675)	—	(192,675)
Balance, January 31, 2024	47,365,652	$2,541,515	$141,666,852	$(138,838,161)	$92,248	$5,462,454

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,386)	$(192,675)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 9)	2,442	2,442
Provision for uncollectible value-added taxes (Note 8)	1,350	6,208
Foreign currency transaction (gain) loss	(11,056)	9,345
Stock options issued for compensation (Note 12)	14,721	62,837
Change in fair value of warrant derivative liability (Note 13)	6,836	66,698
Miscellaneous income	—	(14,719)
Changes in operating assets and liabilities:
Other receivables	(699)	1,391
Accounts receivable	20,287	(69,585)
Prepaid expenses and deposits	10,828	10,835
Due from related party (Note 7)	(80)	(4,987)
Accounts payable	31,037	(434,734)
Accrued liabilities and expenses	74,619	73,136
Value-added tax receivable (Note 8)	(1,769)	(6,759)
Income tax payable	—	1,000
Net cash provided by (used in) operating activities	46,130	(489,567)

CASH FLOWS FROM FINANCING ACTIVITY:
Loan repayment	—	(29,438)
Net cash used in financing activity	—	(29,438)

Net increase (decrease) in cash and cash equivalents	46,130	(519,005)

Cash and cash equivalents beginning of period	545,961	1,008,507

Cash and cash equivalents end of period	$592,091	$489,502

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended January 31,
	2025	2024

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—
Interest paid	$—	$—

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

Going Concern

Since its inception in November 1993, the Company has yet to generate revenue and has incurred an accumulated deficit of $138,917,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2025, the Company had cash and cash equivalents of approximately $592,000. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 5). The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico (Note 5).

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

NOTE 2 – BASIS OF PRESENTATION

The Company’s interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2024, was derived from the audited consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024.

All figures are in United States dollars unless otherwise noted.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2025, or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024 filed with the SEC on January 28, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

As of March 13, 2025, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

During the three months ended January 31, 2025, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $200,000 from Bench Walk (January 31, 2024: $200,000). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $851,905 during the three months ended January 31, 2025 and accumulated legal and arbitration costs of $2,631,289 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the three months ended January 31, 2025 and 2024, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	January 31, 2025	January 31, 2024

Exploration and property holding costs	$36,314	$75,084
Personnel	57,371	57,575
Office and administrative	23,084	53,689
Professional services	38,906	60,841
Directors’ fees	21,931	22,396
Income taxes	2,107	—
	179,713	269,585
Changes for the period	(18,787)	(59,903)
Accounts receivable	$160,926	$209,682

Accounts receivable – October 31, 2024	$181,213
Expenditure incurred during the three months ended January 31, 2025	179,713
Funding received	(200,000)
Accounts receivable – January 31, 2025	$160,926

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2025 and 2024 that upon exercise were issuable into 12,538,788 and 12,538,788 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because the average market prices are below the exercise price and they would have been anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of January 31, 2025, due from related party consists of $22,175 (October 31, 2024 - $22,095) due from Arras Minerals Corp. (“Arras”) for shared employees’ salaries and office expenses. The Company and Arras have common directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the three months ended January 31, 2025 and 2024, expenses totaling $63,171 and $66,794 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $86,780 (October 31, 2024 - $88,814) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2025, is as follows:

Allowance for uncollectible VAT – October 31, 2024	$475,908
Provision of VAT receivable allowance	1,350
Foreign currency translation adjustment	(13,043)
Allowance for uncollectible VAT – January 31, 2025	$464,215

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2025 and October 31, 2024, respectively:

	January 31,	October 31,
	2025	2024

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(697,440)	(694,998)
Office and mining equipment, net	$120,011	$122,453

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at January 31, 2025 and October 31, 2024:

Property concessions – January 31, 2025 and October 31, 2024	$5,004,386

If the blockade at Sierra Mojada Property continues, further impairment of property concessions is possible.

NOTE 11 – COMMON STOCK

No shares of common share stock were issued during the three months ended January 31, 2025 and 2024.

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

No options were granted or exercised during the three months ended January 31, 2025.

On January 26, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share.

No options were exercised during the three months ended January 31, 2024.

A summary of the range of assumptions used to value stock options granted for the three months ended January 31, 2025 and 2024 are as follows:

Three Months Ended January 31,
Options	2025	2024

Expected volatility	—	74% – 78%
Risk-free interest rate	—	4.12% – 4.25%
Dividend yield	—	—
Expected term (in years)	—	2.50 – 3.50

The expected volatility assumption is based on the historical of common stock price. The risk-free interest rate assumption is based on yield curves on government zero-coupon bonds with a remaining term equal to the stock options’ expected life. The Company has not paid and does not anticipate paying dividends on its common stock. Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, the Company applied the estimated forfeiture rate of 0% in determining the expense recorded in the accompanying condensed interim consolidated statements of operations and comprehensive loss.

The following is a summary of stock option activity for the three months ended January 31, 2025:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2024	4,725,000	$0.16	3.16	$—
Outstanding at January 31, 2025	4,725,000	0.16	2.91	—
Exercisable at January 31, 2025	3,866,666	$0.17	2.75	$—

The Company recognized stock-based compensation costs for stock options of $14,721 and $62,837 for the three months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, there was $23,780 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at January 31, 2025 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22	2,150,000	2.05	$0.22	2,150,000	$0.22
0.13	150,000	3.11	0.13	100,000	0.13
0.12	2,425,000	3.65	0.11	1,616,666	0.11
$0.16	4,725,000	2.91	$0.16	3,866,666	$0.17

NOTE 13 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2025 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2024	7,813,788	$0.23	3.24	$—
Outstanding and exercisable at January 31, 2025*	7,813,788	0.23	2.99	—

* Pursuant to the distribution Agreement (the “Distribution”), dated as of August 31, 2021, between Silver Bull and Arras entered into in connection with the Distribution, 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will receive $0.34 of the proceeds from the exercise of each of these warrants and the remaining proceeds will be paid to Arras.

No warrants were issued or exercised during the three months ended January 31, 2025 or 2024.

Summarized information about warrants outstanding and exercisable at January 31, 2025 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59*	1,971,289	0.74	$0.59
0.10**	5,842,499	3.75	0.10
$0.23	7,813,788	2.99	$0.23

** During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of C$ 0.13 in connection with the C$ 0.11 Unit private placement. The Company’s C$ warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company. The following is a summary of the Company’s warrant derivative liability at January 31, 2025:

Warrant derivative liability at October 31, 2024	$89,580
Foreign currency translation adjustment	(3,646)
Change in fair value of warrant derivative liability	6,836
Warrant derivative liability at January 31, 2025	$92,770

The fair value of the warrants issued in the C$ 0.11 Unit private placement was revalued to be $92,770 based on the Black-Scholes pricing model using a risk-free interest rate of 4.32%, expected volatility of 39.25%, dividend yield of 0%, and a contractual term of 3.75 years adjusted for the liquidity of the Company’s common stock to be received on exercise of the warrants as of January 31, 2025.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related party, accounts payable and warrant derivative liability.

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at January 31, 2025 and October 31, 2024 due to the short maturities of these financial instruments. There were not transfers between levels 1, 2 and 3 during the three months ended January 31, 2025 and 2024.

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

The Company maintains its U.S. dollar and Canadian dollar (“$CDN”) cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2025, and October 31, 2024, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $471,871 and $413,780, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at January 31, 2025 and October 31, 2024, cash and cash equivalents consist of guaranteed investment certificates of $16,708 and $17,390, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2025 and 2024, the U.S. dollar equivalent balance for these accounts was $67,329 and $69,093, respectively. As of January 31, 2025, a cash balance of $67,200 (the Mexican peso (“$MXN”) 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivable from GST refunds, Bench Walk and a related party respectively. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At January 31, 2025 and October 31, 2024, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At January 31, 2025, the Company has $592,091 (October 31, 2024 - $545,961) of cash and cash equivalents to settle current liabilities of $474,006, excluding warrant derivative liability (October 31, 2024 - $378,336). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2025, a 1% decrease in interest rates would have resulted in a reduction of approximately $1,000 in interest income for the period.

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

Based on the net exposures as at January 31, 2025, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $29,000 in the Company’s net income.

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

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of January 31, 2025, the deferred salary and bonus amounts, with accrued interest is approximately $463,000.

As the outcome of the Arbitration is not determinable as at January 31, 2025, no expense has been recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2025	2024
Net loss
Mexico	$(68,000)	$(130,000)
Canada	(33,000)	(63,000)
Kazakhstan	(1,000)	—
Net Loss	$(102,000)	$(193,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$525,000	$67,000	$592,000
Other receivables	2,000	—	2,000
Accounts receivables	161,000	—	161,000
Prepaid expenses and deposits	29,000	4,000	33,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	87,000	87,000
Office and mining equipment, net	—	120,000	120,000
Property concessions	—	5,004,000	5,004,000
	$739,000	$5,282,000	$6,021,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$477,000	$69,000	$546,000
Other receivables	2,000	—	2,000
Accounts receivables	181,000	—	181,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	89,000	89,000
Office and mining equipment, net	—	122,000	122,000
Property concessions	—	5,004,000	5,004,000
	$722,000	$5,289,000	$6,011,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended
	January 31,
	2025	2024
Exploration and property holding costs for the period
Mexico	$(71,000)	$(59,000)
Kazakhstan	(1,000)	—
	$(72,000)	$(59,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When using the terms “Silver Bull,” or the “Company,” management is referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  Management has included technical terms important to an understanding of the Company’s business under “Glossary of Common Terms” in its Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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
22

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

These statements are based on certain assumptions and analyses made by us in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and the actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, including without limitation, risks associated with the following:

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

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that these concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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

Results of Operations

Three Months Ended January 31, 2025 and January 31, 2024

For the three months ended January 31, 2025, the Company recorded a net loss of $102,000, or approximately $nil per share, compared to a net loss of $193,000, or approximately $nil per share, during the comparable period last year. The $91,000 decrease in net loss was primarily due to a $59,000 decrease in administrative expenses and $4,000 in other income compared to a $43,000 in other expense in the same period last year, which was partially offset by a $13,000 increase in exploration and property holding costs as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $13,000 to $72,000 for the three months ended January 31, 2025, compared to $59,000 for the comparable period last year. This increase was mainly due to a $36,000 reimbursement from Bench Walk pursuant to the litigation Funding Agreement in the three months ended January 31, 2025 compared to a $75,000 reimbursement in the comparable period last year, which was offset by a $26,000 decrease in exploration and property holding costs in the three months ended January 31, 2025.

General and Administrative Expenses

The Company recorded $31,000 general and administrative recovery in the three months ended January 31, 2025 compared $90,000 general and administrative expenses in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $14,000 in stock-based compensation included in general and administrative expense for the three months ended January 31, 2025 compared to $60,000 in stock-based compensation for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants. There were no options granted during the three months ended January 31, 2025.

Personnel costs decreased $33,000 to $66,000 for the three months ended January 31, 2025 as compared to $99,000 for the comparable period last year. This decrease was mainly due to a $28,000 decrease in stock-based compensation compared to the same period last year.

Office and administrative expenses decreased by $27,000 to $36,000 for the three months ended January 31, 2025 compared to $63,000 for the comparable period last year. This decrease was primarily due to decreased travel costs.

Professional fees decreased $27,000 to $43,000 for the three months ended January 31, 2025 compared to $70,000 for the comparable period last year. This decrease was mainly due to decreases in accounting fees, legal fees and other professional fees related to the Company’s 2024 annual meeting of shareholders.

Directors’ fees decreased $19,000 to $28,000 for the three months ended January 31, 2025 as compared to $47,000 for the comparable period last year. This decrease was primarily due to a $18,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $1,000 provision for uncollectible VAT for the three months ended January 31, 2025 as compared to a $6,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended January 31, 2025, the Company recorded a contra expense of $143,000 in general and administrative expenses compared to $195,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return.

During the three months ended January 31, 2025, the Arbitration lawyers incurred $852,000 in legal costs compared to $205,300 in the same period last year. All of which was paid by Bench Walk directly.

Other Income (Expenses)

The Company recorded other income of $4,000 for the three months ended January 31, 2025 as compared to other expense of $43,000 for the comparable period last year. The significant factor contributing to other income in the three months ended January 31, 2025 was $4,000 of interest income and a $7,000 foreign currency transaction income, which was offset by a $7,000 expense from change in fair value of the warrant derivative liability was due to a decrease in the fair value of warrants with a $CDN exercise price from October 31, 2024 to January 31, 2025. The significant factor contributing to other expenses in the three months ended January 31, 2024 was a $67,000 expense from change in fair value of the warrant derivative liability, which was offset by $3,000 interest income, a $6,000 foreign currency transaction income and a $15,000 in other income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan. The $67,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to January 31, 2024.

Material Changes in Financial Condition; Liquidity and Capital Resources

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the three months ended January 31, 2025, the Company received funding of $200,000 as reimbursement of corporate operating costs incurred.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the three months ended January 31, 2025, cash and cash equivalents were primarily utilized to fund general and administrative expenses. In addition, the Company received $200,000 from Bench Walk. As a result of the arbitration funding from Bench Walk, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents increased from $546,000 at October 31, 2024 to $592,000 at January 31, 2025.

Cash flows provided by operating activities for the three months ended January 31, 2025 were $46,000. Cash flows used in operating activities for the three months ended January 31, 2024 were $490,000. This decrease in cash used was mainly due to the timing of certain payments and the timing of the accounts receivable collection.

Cash flows used by investing activities for the three months ended January 31, 2025 and 2024 were $nil.

Cash flows used by financing activities for the nine months ended January 31, 2025 were $nil compared to $29,000 as the Company repaid the payable portion of the CEBA loan.

Capital Resources

As of January 31, 2025, the Company had cash and cash equivalents of $592,000, as compared to cash and cash equivalents of $546,000 as of October 31, 2024. The increase in liquidity and working capital were primarily the result of the Arbitration funding during the three months ended January 31, 2025, increased accounts payable and accrued liabilities and expenses, decreased the accounts receivable and general and administrative expenses and payments during the three months ended January 31, 2025.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $138,917,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of February 28, 2025, the Company had approximately $0.5 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Critical Accounting Policies

The critical accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024 filed with the SEC on January 28, 2025.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2025.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2025, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 15 – Commitments and Contingencies to the Company’s financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024.

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

Insider Trading Arrangements and Policies

During the fiscal quarter ended January 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

10.1	Consulting Agreement, dated January 24, 2024, by and between Silver Bull Resources, Inc. and Potai FZ LLC				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2025, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 13, 2025	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 13, 2025	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

