Form 10-Q
period 2025-07-31
SILVER BULL RESOURCES, INC.
filed 2025-09-11
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2025.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of September 11, 2025, there were 47,651,952 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	July 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 14)	$705,835	$545,961
Other receivables	677	1,678
Accounts receivable (Note 5)	129,142	181,213
Prepaid expenses and deposits	16,926	44,113
Due from related party (Note 7)	20,315	22,095
Total Current Assets	872,895	795,060

Value-added tax receivable, net of allowance for uncollectible taxes of $513,127 and $475,908, respectively (Note 8)	96,671	88,814
Office and mining equipment, net (Note 9)	115,336	122,453
Property concessions (Note 10)	4,940,979	5,004,386
TOTAL ASSETS	$6,025,881	$6,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$88,609	$68,087
Accrued liabilities and expenses	482,356	308,749
Income tax payable	1,500	1,500
Warrant derivative liability (Note 13)	378,944	89,580
TOTAL CURRENT LIABILITIES	$951,409	$467,916

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (Notes 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 47,610,652 and 47,365,652 shares issued and outstanding, respectively	2,543,965	2,541,515
Additional paid-in capital	141,830,380	141,723,305
Accumulated deficit	(139,392,121)	(138,814,271)
Other comprehensive income	92,248	92,248
Total Stockholders’ Equity	5,074,472	5,542,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,025,881	$6,010,713

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	107,582	119,271	252,755	305,677
Depreciation and concessions’ impairment (Notes 9 and 10)	65,780	2,292	70,524	7,127
Funding Agreement reimbursement (contra expense) (Note 5)	(31,187)	(35,336)	(98,851)	(141,890)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	142,175	86,227	224,428	170,914

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	60,298	(17,915)	191,716	158,734
Office and administrative	55,682	63,718	156,206	188,914
Professional services	15,514	20,549	79,317	141,614
Directors’ fees	24,021	28,997	76,317	105,368
Provision for (recovery of) uncollectible value-added taxes (Note 8)	1,212	(6,352)	4,837	(9,998)
Funding Agreement reimbursement (contra expense) (Note 5)	(140,331)	(134,795)	(449,078)	(510,500)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES (RECOVERY)	16,396	(45,798)	59,315	74,132

LOSS FROM OPERATIONS	(158,571)	(40,429)	(283,743)	(245,046)

OTHER (EXPENSES) INCOME
Interest income	3,426	20,995	10,523	41,693
Foreign currency transaction (loss) gain	(12,032)	2,787	(20,161)	11,502
Change in fair value of warrants derivative liability (Note 13)	(240,533)	37,356	(284,122)	(28,685)
Miscellaneous income (Note 9)	—	—	—	30,853
TOTAL OTHER (EXPENSES) INCOME	(249,139)	61,138	(293,760)	55,363

(LOSS) INCOME BEFORE INCOME TAXES	(407,710)	20,709	(577,503)	(189,683)

INCOME TAX RECOVERY (EXPENSE)	2,513	425	(347)	(1,055)

NET AND COMPREHENSIVE (LOSS) INCOME	(405,197)	21,134	(577,850)	(190,738)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.01)	$0.00	$(0.01)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Notes 6, 13 and 14)	47,512,880	47,365,652	47,418,654	47,365,652

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Nine months ended July 31, 2025
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797
Issuance of common stock as follow:
- Exercise of warrants, net of issuance costs (Note 11)	245,000	2,450	79,306	—	—	81,756
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	27,769	—	—	27,769
Net loss for the nine-month period ended July 31, 2025	—	—	—	(577,850)	—	(577,850)
Balance, July 31, 2025	47,610,652	$2,543,965	$141,830,380	$(139,392,121)	$92,248	$5,074,472

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended July 31, 2025
Balance, April 30, 2025	47,387,152	$2,541,730	$141,750,397	$(138,986,924)	$92,248	$5,397,451
Issuance of common stock as follow:
- Exercise of warrants, net of issuance costs (Note 11)	223,500	2,235	73,543	—	—	75,778
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	6,440	—	—	6,440
Net loss for the three-month period ended July 31, 2025	—	—	—	(405,197)	—	(405,197)
Balance, July 31, 2025	47,610,652	$2,543,965	$141,830,380	$(139,392,121)	$92,248	$5,074,472

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

 The accompanying notes are an integral part of these interim condensed consolidated financial statements

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(577,850)	$(190,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and concessions’ impairment (Notes 9 and 10)	70,524	7,127
Provision for (recovery of) uncollectible value-added taxes (Note 8)	4,837	(9,998)
Foreign currency transaction loss (income)	29,632	(13,503)
Stock options issued for compensation (Note 12)	27,769	100,679
Change in fair value of warrant derivative liability (Note 13)	284,122	28,685
Miscellaneous income	—	(30,853)
Changes in operating assets and liabilities:
Value-added tax receivable (Note 8)	(6,591)	13,401
Other receivables	1,001	2,212
Accounts receivables (Note 5)	52,071	(252,390)
Prepaid expenses and deposits	27,485	4,816
Due from related party (Note 7)	1,780	39,969
Accounts payable	17,373	(464,081)
Accrued liabilities and expenses	145,965	75,600
Income tax payable	—	(1,500)
Net cash provided by (used in) operating activities	78,118	(690,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(1,068)
Proceeds from sale of equipment	—	16,134
Net cash provided by investing activities	—	15,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net of issuance costs (Notes 11 and 13)	81,756	—
Loan repayment	—	(29,438)
Net cash provided by (used in) financing activities	81,756	(29,438)

Net increase (decrease) in cash and cash equivalents	159,874	(704,946)

Cash and cash equivalents beginning of period	545,961	1,008,507

Cash and cash equivalents end of period	$705,835	$303,561

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$2,555
Interest paid	$—	$—

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

Going Concern

Since its inception in November 1993, the Company has yet to generate revenue and has incurred an accumulated deficit of $139,392,000. Accordingly, the Company has not generated cash flows from operations. Since inception, the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities, sales of investments and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2025, the Company had cash and cash equivalents of approximately $706,000 and working capital of $301,000 (excluding warrant derivative liability). With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration finance (“Funding Agreement” or the “LFA”) from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 5). The funding has been completed as purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s interim condensed consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2025, or any future period.

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

As of September 11, 2025, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

During the nine months ended July 31, 2025, pursuant to the terms of the LFA, the Company received reimbursement of corporate operating costs in the amount of $600,000 from Bench Walk (July 31, 2024: $400,000). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $2,037,728 during the nine months ended July 31, 2025 and accumulated legal and arbitration costs of $4,017,112 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the nine months ended July 31, 2025 and 2024, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	For the Three Months Ended		For the nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Exploration and property holding costs	$31,188	$35,336	$98,851	$141,890
Personnel	58,014	57,665	175,292	176,892
Office and administrative	45,370	35,366	125,394	132,849
Professional services	15,514	20,549	80,525	132,866
Directors’ fees	21,432	21,215	65,760	64,913
Income Taxes	—	—	2,107	2,980
	171,518	170,131	547,929	652,390
Changes for the period	(42,376)	222,356	(418,787)	(259,903)
Accounts receivable	$129,142	$392,487	$129,142	$392,487

Accounts receivable – October 31, 2024	$181,213
Expenditure incurred during the nine months ended July 31, 2025	547,929
Funding received	(600,000)
Accounts receivable – July 31, 2025	$129,142

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2025 and 2024 that upon exercise were issuable into 12,293,788 and 12,538,788 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because the average market prices are below the exercise price and they would have been anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of July 31, 2025, due from related party consists of $20,315 (October 31, 2024 - $22,095) due from Arras Minerals Corp. (“Arras”) for shared employees’ salaries and office expenses. The Company and Arras have common directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the nine months ended July 31, 2025 and 2024, expenses totaling $239,628 and $231,082 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $96,671 (October 31, 2024 - $88,814) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2025, is as follows:

Allowance for uncollectible VAT – October 31, 2024	$475,908
Provision of VAT receivable allowance	4,837
Foreign currency translation adjustment	32,382
Allowance for uncollectible VAT – July 31, 2025	$513,127

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2025 and October 31, 2024, respectively:

	July 31,	October 31,
	2025	2024

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(702,115)	(694,998)
Office and mining equipment, net	$115,336	$122,453

During the nine months ended July 31, 2025 and 2024, the Company recorded a gain on sale of a vehicle of $nil and $16,134, respectively, which is included in miscellaneous income in the condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions for the Sierra Mojada Property as at July 31, 2025 and October 31, 2024:

Property concessions – October 31, 2024	$5,004,386
Impairment	(63,407)
Property concessions – July 31, 2025	$4,940,979

During the nine months ended July 31, 2025, the exploration license at a certain concession in Sierra Mojada, Mexico lapsed, and the Company decided not to renew it considering the status of the Arbitration. As a result, the Company wrote off the capitalized property concession balance related to this concession of $63,407.

If the blockade at Sierra Mojada Property continues, further impairment of property concessions is possible.

NOTE 11 – COMMON STOCK

During the nine months ended July 31, 2025, 245,000 warrants to acquire 245,000 shares of common stock were exercised at an exercise price of $0.59 per share of common stock for aggregate gross proceeds of $144,550, of which $0.25 per share was paid to Arras ($61,250) as per the Distribution (described in Note 13).

The Company incurred costs of $1,544 related to warrant exercises in the nine months ended July 31, 2025.

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

No options were granted or exercised during the nine months ended July 31, 2025.

On January 30, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share and an exercise price of $CDN 0.16 per share.

No options were exercised during the nine months ended July 31, 2024.

A summary of the range of assumptions used to value stock options granted for the nine months ended July 31, 2025 and 2024 are as follows:

Nine Months Ended July 31,
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

The following is a summary of stock option activity for the nine months ended July 31, 2025:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2024	4,725,000	$0.17	3.16	$—
Outstanding at July 31, 2025	4,725,000	0.17	2.41	235,559
Exercisable at July 31, 2025	3,916,666	$0.18	2.26	$160,435

The Company recognized stock-based compensation costs for stock options of $27,769 and $100,679 for the nine months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there was $10,733 of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at July 31, 2025 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23	2,150,000	1.55	$0.23	2,150,000	$0.23
0.14	150,000	2.62	0.14	150,000	0.14
0.11	2,425,000	3.16	0.11	1,616,666	0.11
$0.17	4,725,000	2.41	0.17	3,916,666	0.18

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2025 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2024	7,813,788	$0.23	3.24	$—
Exercised	(245,000)	0.59
Outstanding and exercisable at July 31, 2025*	7,568,788	$0.21	2.57	$625,517

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

During the nine months ended July 31, 2025, the Company received gross proceeds of $144,550 related to a warrant exercise of 245,000 warrants at an exercise price of $0.59 per share of common stock, and paid Arras $61,250 for the issuance of Arras shares, for net proceeds of $83,300, excluding issuance costs of $1,544.

No warrants were issued during the nine months ended July 31, 2025.

No warrants were issued or exercised during the nine months ended July 31, 2024.

Summarized information about warrants outstanding and exercisable at July 31, 2025 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.59*	1,726,289	0.24	$0.59
0.09**	5,842,499	3.25	0.09
$0.22	7,568,788	2.57	$0.21

** During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of Canadian dollar ("$CDN") $0.13 in connection with the $CDN 0.11 Unit private placement. The Company’s $CDN warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company.

The following is a summary of the Company’s warrant derivative liability at July 31, 2025:

Warrant derivative liability at October 31, 2024	$89,580
Foreign currency translation adjustment	5,242
Change in fair value of warrant derivative liability	284,122
Warrant derivative liability at July 31, 2025	$378,944

The fair value of the warrants issued in the $CDN 0.11 Unit private placement was revalued to be $378,944 based on the Black-Scholes pricing model using a risk-free interest rate of 3.93%, expected volatility of 36.50%, dividend yield of 0%, and a contractual term of 3.25 years adjusted for the liquidity of the Company’s common stock to be received on exercise of the warrants as of July 31, 2025.

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at July 31, 2025 and October 31, 2024 due to the short maturities of these financial instruments. There were not transfers between levels 1, 2 and 3 during the nine months ended July 31, 2025 and 2024.

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

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2025, and October 31, 2024, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $559,682 and $413,780, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at July 31, 2025 and October 31, 2024, cash and cash equivalents consist of guaranteed investment certificates of $17,480 and $17,390, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2025 and 2024, the U.S. dollar equivalent balance for these accounts was $73,920 and $69,093, respectively. As of July 31, 2025, a cash balance of $73,762 (the Mexican peso (“$MXN”) 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Accounts receivable and due from related party comprise receivable from Bench Walk and a related party respectively. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At July 31, 2025 and October 31, 2024, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as far as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At July 31, 2025, the Company has $705,835 (October 31, 2024 - $545,961) of cash and cash equivalents to settle current liabilities of $572,465, excluding warrant derivative liability (October 31, 2024 - $378,336). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2025, a 1% decrease in interest rates would have resulted in a reduction of approximately $3,000 in interest income for the period.

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

Based on the net exposures as at July 31, 2025, a 5% depreciation or appreciation of the $CDN and $MXN against the US dollar would result in an increase and decrease, respectively, of approximately $39,000 in the Company’s net income.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent(Note 4). As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico as well as damages for the sum of $375 million, including interest. The Arbitration hearing is set to commence in October 2025.

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

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of July 31, 2025, the deferred salary and bonus amounts, with accrued interest, are approximately $554,000.

As the outcome of the Arbitration is not determinable as at July 31, 2025, no expense has been recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Mexico	$(152,000)	$(54,000)	$(246,000)	$(109,000)
Canada	(253,000)	75,000	(332,000)	(80,000)
Kazakhstan	—	—	—	(2,000)
Net Loss	$(405,000)	$21,000	$(578,000)	$(191,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$632,000	$74,000	$706,000
Other receivables	1,000	—	1,000
Accounts receivables	129,000	—	129,000
Prepaid expenses and deposits	12,000	5,000	17,000
Due from related party	20,000	—	20,000
Value-added tax receivable, net	—	97,000	97,000
Office and mining equipment, net	—	115,000	115,000
Property concessions	—	4,941,000	4,941,000
	$794,000	$5,232,000	$6,026,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$477,000	$69,000	$546,000
Other receivables	2,000	—	2,000
Accounts receivables	181,000	—	181,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	89,000	89,000
Office and mining equipment, net	—	122,000	122,000
Property concessions	—	5,004,000	5,004,000
	$722,000	$5,289,000	$6,011,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Exploration and property holding costs for the period
Mexico	$(142,000)	$(86,000)	$(223,000)	$(171,000)
Kazakhstan	—	—	(1,000)	—
	$(142,000)	$(86,000)	$(224,000)	$(171,000)

NOTE 17 – SUBSEQUENT EVENTS

On September 9, 2025, 41,300 warrants to acquire 41,300 shares of common stock were exercised at an exercise price of $0.59 per share of common stock for aggregate proceeds of $24,367, of which $0.25 per share was paid to Arras ($10,325) as per the Distribution.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. Management uses words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. Forward-looking statements include statements the Company makes regarding:

•	The sufficiency of existing cash resources to enable the Company to continue operations for the next 12 months as a going concern;
•	The prospects of the claim process, or award, under the North American Free Trade Agreement (“NAFTA”);
•	The Funding Agreement (as defined in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section), and continued payment of legal, tribunal and external expert costs, and reimbursement of corporate operating expenses, under its terms;
•	Prospects of entering the development or production stage with respect to any of the Company’s projects;
•	The planned activities at the Sierra Mojada Project in 2025 and beyond;
•	Whether any part of the Sierra Mojada Project will ever be confirmed or converted into SEC S-K 1300-compliant mineral • reserves;
•	The requirement of additional power supplies for the Sierra Mojada Project if a mining operation is determined to be feasible;
•	The ability to obtain and hold additional concessions in the Sierra Mojada Project area;
•	Whether the Company will be required to obtain additional surface rights if a mining operation is determined to be feasible;
•	The possible impact on the Company’s operations of the blockade by a cooperative of miners on the Sierra Mojada property;
•	The potential acquisition of additional mineral properties or property concessions;
•	Testing of the impact of the fine bubble flotation test work on the recovery of minerals and initial rough concentrate grade;
•	The impact of recent accounting pronouncements on the Company’s financial position, results of operations or cash flows and disclosures;
•	The impact of changes to current state or federal laws and regulations on estimated capital expenditures, the economics of a particular project and/or the Company’s activities;

•	The Company’s ability to raise additional capital and/or pursue additional strategic options, and the potential impact on its business, financial condition and results of operations of doing so or not;
•	The impact of changing foreign currency exchange rates on the Company’s financial condition;
•	The impairment of concession and likelihood of further impairment of other long-lived assets;
•	Whether using major financial institutions with high credit ratings mitigates credit risk;
•	The impact of changing economic conditions on interest rates;
•	Expectations regarding future recovery of value-added taxes (“VAT”) paid in Mexico; and
•	The merits of any claims in connection with, and the expected timing of any, ongoing legal proceedings.

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

Results of Operations

Three Months Ended July 31, 2025 and July 31, 2024

For the three months ended July 31, 2025, the Company recorded a net loss of $405,000, or approximately $0.01 per share, compared to a net income of $21,000, or approximately $nil per share, during the comparable period last year. The $426,000 increase in net loss was primarily due to a $56,000 increase in exploration and property holding costs, a $61,000 increase in administrative expenses and $249,000 in other expenses compared to $61,000 in other income in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $56,000 to $142,000 for the three months ended July 31, 2025, compared to $86,000 for the comparable period last year. This increase was mainly $63,000 concession impairment costs which was offset by the reduced activities at Sierra Mojada Property in the three months ended July 31, 2025. During the three months ended July 31, 2025, the Company recorded a contra expense of $31,000 in exploration and property holding costs compared to $35,000 in the same period last year, which is comprised of funds from the Funding Agreement.

General and Administrative Expenses

The Company recorded $16,000 general and administrative expenses in the three months ended July 31, 2025 compared $46,000 general and administrative recovery in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $6,000 in stock-based compensation included in general and administrative expense for the three months ended July 31, 2025 compared to $18,000 in stock-based compensation for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants. There were no options granted during the three months ended July 31, 2025 and 2024.

Personnel costs increased by $78,000 to $60,000 for the three months ended July 31, 2025 as compared to $18,000 recovery for the comparable period last year. This increase was mainly due to an $84,000 reduction in the accrued vacation liability in the three months ended July 31, 2024, which was offset by a $6,000 decrease in stock-based compensation compared to the same period last year.

Office and administrative costs decreased $8,000 to $56,000 for the three months ended July 31, 2025 as compared to $64,000 for the comparable period last year. This decrease was primarily due to decreased travel costs.

Professional fees decreased by $5,000 to $16,000 for the three months ended July 31, 2025 compared to $21,000 for the comparable period last year. This decrease was mainly due to decreases in legal fees compared to the same period last year.

Directors’ fees decreased by $5,000 to $24,000 for the three months ended July 31, 2025 as compared to $29,000 for the comparable period last year. This decrease was primarily due to a $5,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $1,000 provision for uncollectible VAT for the three months ended July 31, 2025 as compared to a $6,000 recovery of uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended July 31, 2025, the Company recorded a contra expense of $140,000 in general and administrative expenses compared to $135,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return.

During the three months ended July 31, 2025, the Arbitration lawyers incurred $886,000 in legal costs compared to $843,000 in the same period last year. All of which was paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $249,000 for the three months ended July 31, 2025 as compared to other income of $61,000 for the comparable period last year. The significant factor contributing to other expenses in the three months ended July 31, 2025 was a $241,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from April 30, 2025 to July 31, 2025 and a $12,000 foreign currency transaction expense, which was offset by a $3,000 interest income. The significant factor contributing to other income in the three months ended July 31, 2024 was $21,000 of interest income and $37,000 from change in fair value of the warrant derivative liability was due to a decrease in the fair value of warrants with a $CDN exercise price from April 30, 2023 to July 31, 2024.

Nine Months Ended July 31, 2025 and July 31, 2024

For the nine months ended July 31, 2025, the Company had a net loss of $578,000, or approximately $0.01 per share, compared to a net loss of $191,000, or approximately $nil per share, during the comparable period last year. The $387,000 increase in net loss was primarily due to a $53,000 increase in exploration and property holding costs and a $349,000 increase in other expenses, which was offset by a $15,000 decrease in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased $53,000 to $224,000 for the nine months ended July 31, 2025, compared to $171,000 for the comparable period last year. This increase was mainly due to $63,000 concession impairment costs, which was offset by $53,000 decrease in exploration and property holding costs due to reduced activities at Sierra Mojada Property in the nine months ended July 31, 2025. During the nine months ended July 31, 2025, the Company recorded a contra expense of $99,000 in exploration and property holding costs compared to $142,000 in the same period last year, which is comprised of funds from the Funding Agreement.

General and Administrative Expenses

General and administrative expenses decreased by $15,000 to $59,000 in the nine months ended July 31, 2025 from $74,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $27,000 in stock-based compensation included in general and administrative expense for the nine months ended July 31, 2025 compared to $97,000 for the comparable period last year as a result of stock options were granted and vested to employees, directors and consultants in the nine months ended July 31, 2025.

Personnel costs increased $33,000 to $192,000 for the nine months ended July 31, 2025 as compared to $159,000 for the comparable period last year. This increase was mainly due to a $84,000    reduction in the accrued vacation liability in the nine months ended July 31, 2024, which was offset by a $41,000 decrease in stock-based compensation compared to the same period last year.

Office and administrative costs decreased $33,000 to $156,000 for the nine months ended July 31, 2025 as compared to $189,000 for the comparable period last year. This decrease was primarily due to decreased travel costs and shareholder relations costs.

Professional fees decreased $63,000 to $79,000 for the nine months ended July 31, 2025 compared to $142,000 for the comparable period last year. This decrease was mainly due to a $49,000 decrease in legal costs related to the annual meeting in the same period last year and a $11,000 decrease in other costs related to compensation analysis.

Directors’ fees decreased $29,000 to $76,000 for the nine months ended July 31, 2025 as compared to $105,000 for the comparable period last year. This decrease was primarily due to a $29,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $5,000 provision for uncollectible VAT for the nine months ended July 31, 2025 as compared to a $10,000 recovery of uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the nine months ended July 31, 2025, the Company recorded a contra expense of $449,000 in the general and administrative expenses compared to $511,000 in the same period last year, which is comprised of funds from the Litigation Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of their investment return.

During the nine months ended July 31, 2025, the Arbitration lawyers incurred $2,038,000 in legal costs compared to $1,240,000 in the same period last year. All of which were paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $294,000 for the nine months ended July 31, 2025 as compared to other income of 55,000 for the comparable period last year. The significant factor contributing to other expenses in the nine months ended July 31, 2025 was a $284,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2024 to July 31, 2025 and a $20,000 foreign currency transaction expense, which was offset by a $10,000 interest income. The significant factor contributing to other income in the nine months ended July 31, 2024 was $42,000 of interest income, $12,000 in foreign currency transaction income and $31,000 in miscellaneous income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan and a gain from sale of equipment, respectively, which was offset by a $27,000 expense from change in fair value of the warrant derivative liability was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to July 31, 2024.

Material Changes in Financial Condition; Liquidity and Capital Resources

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is providing up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the nine months ended July 31, 2025, the Company received funding of $600,000 as reimbursement of corporate operating costs incurred.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the nine months ended July 31, 2025, cash and cash equivalents were primarily utilized to fund general and administrative expenses. In addition, the Company received $600,000 from Bench Walk. As a result of arbitration funding from Bench Walk, which was partially offset by the exploration activities and general and administrative expenses, cash and cash equivalents increased from $546,000 at October 31, 2024 to $706,000 at July 31, 2025.

Cash flows provided by operating activities for the nine months ended July 31, 2025 were $78,000. Cash flows used in operating activities for the nine months ended July 31, 2024 were $691,000. This decrease in cash used was mainly due to the timing of certain payments and the timing of the accounts receivable collection.

Cash flows used in investing activities for the nine months ended July 31, 2025 were $nil. Cash flows provided by investing activities for the nine months ended July 31, 2024 were proceeds of $16,000 from the sale of equipment, which was offset by $1,000 purchase of equipment.

Cash flows provided by financing activities for the nine months ended July 31, 2025 were net proceeds of $82,000 from the exercise of 245,000 warrants at an exercise price of $0.59 per warrant, net of $0.25 per warrant paid to Arras as per the terms of the Distribution. In the comparative period, the Company repaid the payable portion of the CEBA loan in the amount of $29,000.

Capital Resources

As of July 31, 2025, the Company had cash and cash equivalents of $706,000, as compared to cash and cash equivalents of $546,000 as of October 31, 2024. The increase in liquidity and working capital were primarily the result of the Arbitration funding, proceeds from warrant exercise, increased accounts payable and accrued liabilities, decreased accounts receivable and decreased general and administrative expenses during the nine months ended July 31, 2025.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $139,392,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of August 30, 2025, the Company had approximately $0.6 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2025.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2025, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal quarter ended July 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

10.1	Consulting Agreement, dated January 24, 2024, by and between Silver Bull Resources, Inc. and Potai FZ LLC	10-Q	03/13/2025	10.1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2025, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 11, 2025	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 11, 2025	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

