Form 10-K
period 2025-10-31
SILVER BULL RESOURCES, INC.
filed 2026-01-29
CIK 1031093

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of January 27, 2026, there were 49,292,882 shares of the registrant’s common stock, par value $0.01 per share, outstanding. The registrant’s common stock is the only outstanding class of voting securities. As of April 30, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $4.6 million based upon the closing sale price of the common stock as reported by the OTCQB. For the purpose of this calculation, the registrant has assumed that its affiliates as of April 30, 2025 included all directors and officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
  The planned activities at the Sierra Mojada Project in 2026 and beyond;
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

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known mineral reserves and cannot be expected to have known mineral reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven mineral reserves and probable mineral reserves as defined under subpart 1300 of Regulation S-K (“S-K 1300”). There can be no assurance that the Company’s concessions contain proven and probable mineral reserves and investors may lose their entire investment. See the “Risk Factors” section below.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Silver Bull is a U.S. domestic issuer for U.S. Securities and Exchange Commission (“SEC”) purposes, most of its stockholders are U.S. residents, it is required to report its financial results under generally accepted accounting principles of the United States (“GAAP”), and its shares of common stock are listed on the Toronto Stock Exchange (the “TSX”) and quoted on the Over-the-Counter Venture Market (“OTCQB”) marketplace.

Prior to 2023, Silver Bull prepared its estimates of mineral resources in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. Silver Bull is required by applicable Canadian Securities Administrators to file in Canada an NI 43-101 compliant report at the same time it files an S-K 1300-compliant technical report summary with the SEC. Its NI 43-101 and S-K 1300 reports are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report on Form 10-K, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300. Investors should not assume that any part or all of mineral deposits categorized as “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” under S-K 1300 will ever be converted into reserves. Mineralization described using these terms has a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. Under U.S. law, inferred mineral resources cannot be used as the basis for prefeasibility or feasibility studies. Investors are cautioned not to assume that all or any part of inferred mineral resources or indicated mineral resources will ever be converted into “mineral reserves” as defined by S-K 1300, that all or any part of an inferred mineral resource exists or is economically or legally mineable, or that an inferred mineral resource will ever be upgraded to a higher category.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning the Company’s mineral projects in this Annual Report on Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including the Company’s Chief Executive Officer and Director, Timothy Barry and the Company’s Director, David Underwood. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the technical report summary for each of the Company’s material properties that are included as exhibits to, and incorporated by reference into, this Annual Report on Form 10-K.

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

Currency

Unless otherwise indicated, all references to “$” or “dollars” in this Annual Report on Form 10-K refer to U.S. dollars. References to “$CDN” refer to Canadian dollars, and references to “$MXN” refer to Mexican pesos.

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

Overview and Corporate Structure

Silver Bull Resources, Inc. was incorporated in the State of Nevada on November 8, 1993 as the Cadgie Company for the purpose of acquiring and developing mineral properties. The Cadgie Company was a spin-off from its predecessor, Precious Metal Mines, Inc. On June 28, 1996, the Company’s name was changed to Metalline Mining Company (“Metalline”). On April 21, 2011, the Company’s name was changed to Silver Bull Resources, Inc. The Company has not realized any revenues from its planned operations, and is considered an exploration stage company. The Company has not established any mineral reserves with respect to its exploration projects and may never enter into the development stage with respect to any of its projects.

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

On June 5, 2015, the Company announced its decision to voluntarily delist its shares of common stock from the NYSE MKT due to costs associated with the continued listing and NYSE MKT exchange rules regarding maintenance of a minimum share price. On June 29, 2015, the Company’s shares commenced quotation on the OTCQB marketplace operated by OTC Markets Group. The Company’s shares of common stock continue to trade on the TSX.

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

On February 5, 2021, Arras Minerals Corp. (“Arras”) was incorporated in British Columbia, Canada, as a wholly owned subsidiary of Silver Bull. On March 19, 2021, pursuant to an asset purchase agreement with Arras, Silver Bull transferred its right, title and interest in and to the Beskauga Option Agreement, among other things, to Arras. On September 24, 2021, Silver Bull distributed to its stockholders one Arras common share for each Silver Bull share held by such stockholders, or 34,547,838 Arras common shares in total (the “Distribution”). Upon completion of the Distribution, the Company retained 1,452,162 Arras common shares, or approximately 4% of the outstanding Arras common shares, as a strategic investment, and Arras became a stand-alone company.

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

On June 28, 2023, the Company filed a request for arbitration before the World Bank’s International Centre for Settlement of Investment Disputes (the “ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”). Since the arbitration request, the ICSID arbitration has become the Company’s core focus. The ICSID arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. If successful in the ICSID arbitration, the Company will take appropriate steps to enforce and recover such an arbitral award (“Award”). The execution and enforcement of an Award may present material challenges and take a number of years.

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

On October 11, 2019, the Company and subsidiary Minera Metalin issued a notice of force majeure to South32 pursuant to the South32 Option Agreement. Due to a blockade by Sociedad Cooperativa de Exploración Minera Mineros Norteños, S.C.L. (“Mineros Norteños”), all work was halted on the Sierra Mojada Property. The notice of force majeure was issued because of the blockade’s impact on the Company’s and subsidiary Minera Metalin’s ability to perform their obligations under the South32 Option Agreement. Pursuant to the South32 Option Agreement, any time period provided for in the South32 Option Agreement was to be generally extended by a period equal to the period of delay caused by the event of force majeure.

On August 31, 2022, the South32 Option Agreement was mutually terminated by South32 and the Company. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade and released South32 from all claims as the date of termination.

As of January 27, 2026, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property remains ongoing.

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

On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico, and its Claimant’s Reply was filed on April 25, 2025. The reply responded to Mexico’s Counter Memorial, and revised the damages estimate to the sum of $375 million, including interest. The Arbitration hearing was held in Washington, D.C. in October 2025 and the Company submitted its post-hearing brief to the Tribunal on November 21, 2025 and its costs on December 5, 2025. The Tribunal is expected to render its final award as soon as practicable.

The Company engaged Boies Schiller Flexner (UK) LLP as its legal adviser on the legacy NAFTA claim.

2026 Outlook

The focus of the Company for the 2026 calendar year will be to continue with the Arbitration process. If the Arbitration proceedings are resolved in favour of the Company, the Company would be unlikely to pursue the development of Sierra Mojada Property. If the blockade is resolved without a favourable ruling in the Arbitration, any continued exploration of the Sierra Mojada Property ultimately may require the Company to raise additional capital, identify other sources of funding or identify a strategic partner, or other strategic alternatives. The Company is also continuing to investigate other exploration projects for potential development and investment.

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

Title and Ownership Rights

The Sierra Mojada Project is comprised of 19 concessions consisting of 6,482 hectares (about 16,011 acres). The Company periodically obtains additional concessions in the Sierra Mojada Project area, and whether it will continue to hold these additional concessions will depend on future exploration work and exploration results and its ability to obtain financing. As in prior years, the Company continually assesses its concession ownership, and may terminate its rights to certain concessions holdings.

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

2025 Exploration Activities

Due to the continuing blockade by Mineros Norteños previously mentioned under the “Illegal Blockade of Sierra Mojada Property” and the “ICSID Arbitration” sections of this Annual Report on Form 10-K, during the year ended October 31, 2025, no drilling was conducted as the program remained halted.

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

Mineral Resources

Under S-K 1300, a mineral resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A mineral resource is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.” More information supporting assumptions, methodologies, and procedures can be found in the Sierra Mojada 2023 TRS incorporated by reference in Exhibit 96.1 to this Annual Report on Form 10-K.

The mineral resource estimates disclosed below are derived from the Sierra Mojada 2023 TRS, which has an effective date of October 31, 2023, and are based on the commodity price assumptions used in that report as of such effective date. The Company has not updated the estimates to reflect changes in commodity prices since the effective date of the Sierra Mojada 2023 TRS.

Sierra Mojada - Summary of Silver and Zinc Mineral Resources at October 31, 2023 Based on $18.00/oz Silver and $1.20/lb Zinc

		Grade			Contained Metal		Cut-off	Metallurgical Recovery
	Tonnes (Mt)	Ag (g/t)	Zn (%)	NSR (%/t)	Ag (Moz)	Zn (Mlbs)	NSR ($/t)	Ag	Zn
Measured Mineral Resources	52.0	39.2	4.0%	$44.3	65.5	4,589.3	$13.50	73.2%	44%
Indicated Mineral Resources	18.4	37.0	1. 9%	$27.3	21.9	764.6	$13.50	73.2%	44%
Measured + Indicated Mineral Resources	70.4	38.6	3.4%	$39.8	87.4	5,353.9	$13.50	73.2%	44%
Inferred Mineral Resources	0.1	8.8	6.4%	$52.3	0.02	10.7	$13.50	73.2%	44%

1)	S-K 1300 definitions were followed for the Mineral Resource.

2)	The Mineral Resource is reported within a conceptual pit-shell using an NSR cut-off value of US$13.50/tonne.
3)	Mineral Resources are not mineral reserves and do not demonstrate economic viability.
4)	Tonnages are reported to the nearest 100,000 tonne. Grades are rounded to the nearest decimal place.
5)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade, and contained metal.
6)	Tonnages and grades are as reported directly from block model; with mined out areas removed.
7)	Metal prices were chosen to reflect five-year averages as of October 31, 2023.

Competition and Mineral Prices

Mineral Prices

Silver and zinc are commodities, and their prices are volatile. From January 1, 2025 to December 31, 2025 the price of silver ranged from a low of $28.16 per troy ounce to a high of $83.95 per troy ounce, and from January 1, 2025 to December 31, 2025 the price of zinc ranged from a low of $2,622 per tonne to a high of $3,177 per tonne. Silver and zinc prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The competitive nature of the business and the risks faced are discussed further in the “Risk Factors – Risks Related to the Company’s Business” section below.

The following tables set forth, for the periods indicated, high and low silver and zinc prices on the London Metal Exchange in U.S. dollars per troy ounce and per tonne, respectively. On October 31, 2025, the closing price of silver was $48.67 per troy ounce. On October 31, 2025, the closing price of zinc was $3,152 per tonne.

Calendar	Silver (per troy ounce)
Year	High	Low
2018	$17.52	$13.97
2019	$19.31	$14.38
2020	$28.89	$12.00
2021	$29.58	$21.52
2022	$26.17	$17.77
2023	$26.03	$20.09
2024	$34.85	$22.12
2025	$83.95	$28.16

Calendar	Zinc (per tonne)
Year	High	Low
2018	$3,533	$2,434
2019	$2,932	$2,272
2020	$2,780	$1,903
2021	$3,399	$2,705
2022	$4,360	$2,967
2023	$3,309	$2,404
2024	$3,105	$2,360
2025	$3,177	$2,622

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

During fiscal year 2025, Silver Bull had no material environmental incidents or non-compliance with any applicable environmental regulations.

Employees

As of October 31, 2025, Silver Bull has three full-time employees, consisting of employees at the parent company and one employee at Minera Metalin, its wholly owned operating subsidiary in Mexico.

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

To date, the Company has earned no revenues and has incurred accumulated net losses of $151,917,277. In addition, the Company has limited financial resources. As of October 31, 2025, the Company had cash and cash equivalents of $1,135,565 and working capital deficit of $6,202,263, excluding the warrant derivative liability. Continuation as a going concern is dependent upon the continued payment of Arbitration-related costs by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), under the Funding Agreement and achieving future financing or strategic transactions. However, there is no assurance that the Funding Agreement will not be terminated or that the Company will have the ability to be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, in the event that the Funding Agreement is terminated, and the Company cannot obtain additional financial resources, or achieve profitable operations, it may have to liquidate its business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

The Company’s business plan has been focused on exploring the Sierra Mojada concessions to identify mineral reserves and, if appropriate, to ultimately develop each property. Although the Company has reported mineral resources on the Sierra Mojada Project, it has not established any mineral reserves and remains in the exploration stage. The Company may never enter the development or production stage. Exploration of mineralization and determination of whether the mineralization might be extracted profitably is highly speculative, and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish mineral reserves, extract metals from ore and construct mining and processing facilities.

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

During the fiscal years ended October 31, 2025 and 2024, the Company incurred net losses of $13,103,000 and $169,000, respectively. At October 31, 2025, the Company had stockholders’ deficiency of $6,906,000 and cash and cash equivalents of $1,135,000. If the blockade is resolved, significant amounts of capital would be required to continue to explore and potentially develop the Sierra Mojada concessions. The Company is not engaged in any revenue-producing activities and does not expect to be in the near future. Currently, potential sources of funding consist of the sale of additional equity securities, entering into joint venture agreements or selling a portion or all of the Company’s interests in its assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to it, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration of the projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

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

The Company’s financial condition could be adversely affected by changes in currency exchange rates, especially between the U.S. dollar and each of the Mexican peso and the Canadian dollar given its focus on the Sierra Mojada Project in Mexico and the corporate office in Vancouver, Canada.

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

Risks Relating to the Mineral Exploration Industry:

There are inherent risks in the mineral exploration industry.

The Company is subject to all of the risks inherent in the minerals exploration industry, including, without limitation, the following:

•	competition from a large number of companies, most of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;
•	the possible inability to raise enough money to pay the fees and taxes and perform the labor necessary to maintain the Company’s concessions in good status;
•	exploration for minerals is highly speculative, involves substantial risks and is frequently unproductive, even when conducted on properties known to contain significant quantities of mineralization, and the Company’s exploration projects may not result in the discovery of commercially mineable deposits of ore;
•	the probability of an individual prospect ever having reserves that meet the requirements for reporting under S-K 1300 is remote, and any funds spent on exploration may be lost;
•	the Company’s operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls, and it may not be able to comply with these regulations and controls; and
•	a large number of factors beyond the Company’s control, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

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

The Company attempts to confirm the validity of its rights of title to, or contract rights with respect to, each mineral property in which it has a material interest. However, the Company cannot guarantee that title to its properties will not be challenged. The Sierra Mojada Property may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title to any of the claims comprising the Sierra Mojada Property that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights (whether successful or unsuccessful), changes to the terms of permits or property rights, or a failure to comply with the terms of any permits or property rights that have been obtained could have a material adverse effect on business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in Silver Bull losing all or a portion of its right, title, and interest to and in the properties to which the title defect relates. Title insurance generally is not available, and the Company’s ability to ensure that it has obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, the Company may be unable to operate its properties as permitted or to enforce its rights with respect to its properties. The Company annually monitors the official mining records in Mexico City to determine if there are annotations indicating the existence of a legal challenge against the validity of any of its concessions. As of January 2026, and to the best of the Company’s knowledge, there are no such annotations, nor is the Company aware of any challenges from the government or from third parties, except for the matters described in Part I, Item 3 – Legal Proceedings.

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

The common stock of the Company is listed on the TSX and is quoted on the OTCQB. The trading price of the Company’s common stock has been, and could continue to be, subject to wide fluctuations in response to announcements of its business developments, results and progress of its exploration activities at the Sierra Mojada Project, progress reports on its exploration activities, and other events or factors. In addition, stock markets have experienced significant price volatility in recent months and years. This volatility has had a substantial effect on the share prices of companies, at times for reasons unrelated to their operating performance. These fluctuations could be in response to:

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

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico (“Civil Court”), against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and its Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting it of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. In consultation with the Company’s Mexican legal counsel, the Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution, and the Company offered a mining concession as payment in full to terminate this controversy definitively. On October 31, 2025, the Civil Court granted Valdez the title to several superficial rights and mining concessions as payment, but it is unclear if Valdez will seek to secure additional assets, alleging an outstanding balance.

Due to this recent ruling, continued consultation with the legal counsel and the continued inability to access the property, the Company recorded an impairment of the property concessions asset (refer to Note 8 of the consolidated financial statements) and recorded a litigation accrual of $7.08 million ($5.9 million plus legal costs of 20% of the ruling, as prescribed by the Civil Court) in its consolidated financial statements with respect to this claim, in accordance with ASC 450. However, the Company believes the likelihood of the plaintiff enforcing collection of any amount on this claim is remote and will continue to defend itself in such enforcement.

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent. As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request. On June 17, 2024, the Company filed its Memorial submission with the ICSID detailing the claim against Mexico as well as damages for the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in October 2025, and the Company submitted its post-hearing brief on November 21, 2025 and its costs on December 5, 2025. The tribunal is expected to render its final ruling as soon as practicable.

The Company cannot determine the likelihood of succeeding in collecting any amount and as such has not accrued any amounts in the consolidated financial statements with respect to this claim.

See “Note 14 – Commitments and Contingencies” to the Company’s consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From May 2, 2011 to June 28, 2015, Silver Bull’s common stock traded on the NYSE MKT LLC (the predecessor stock exchange to the NYSE American LLC) under the symbol “SVBL.” On June 5, 2015, the Company announced its decision to voluntarily delist its shares of common stock from the NYSE MKT LLC due to costs associated with the continued listing and the NYSE MKT LLC’s exchange rules regarding maintenance of a minimum share price. On June 29, 2015, Silver Bull shares commenced quotation on the OTCQB marketplace operated by OTC Markets Group. Since August 26, 2010, the Company’s common stock has been trading on the TSX under the symbol “SVB.”

The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of January 27, 2026, there were 65 holders of record of the Company’s common stock. This does not include persons or entities that hold common stock in brokerage accounts or otherwise in “street name.”

Dividends

The Company has not declared or paid any cash dividends on its common stock during the last two fiscal years. The Company has no plans to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2025, the Company had one formal equity compensation plan under which equity securities were authorized for issuance to its officers, directors, employees and consultants: the 2019 Stock Option and Stock Bonus Plan (the “2019 Plan”). The 2019 Plan was adopted by the board of directors in February 2019 and approved by the stockholders in April 2019. The 2019 Plan was amended by the board of directors in February 2022, and the amendment was approved by stockholders in April 2022 (the “Amended 2019 Plan”). Under the Amended 2019 Plan, the lesser of (i) 15,000,000 shares or (ii) 10% of the total shares outstanding will be reserved to be issued upon the exercise of options or the grant of stock bonuses. As of October 31, 2025, there were 4,725,000 shares reserved for issuance under the Amended 2019 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its compensation plans as of October 31, 2025.

Plan Category	Number of securities reserved for issuance upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	4,725,000	$0.17	204,288

Total	4,725,000	$0.17	204,288

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Recent Sales of Unregistered Securities

No sales of unregistered equity securities occurred during the year covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of equity securities were made by or on behalf of Silver Bull or any “affiliated purchaser” within the meaning of Rule 10b-18 under the Exchange Act during the period covered by this Annual Report on Form 10-K.

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

During the year ended October 31, 2025, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $800,000 from Bench Walk. Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $3,753,721 during the year ended October 31, 2025 and accumulated legal and arbitration costs of $5,733,105 since September 2023.

ICSID Arbitration

On June 28, 2023, the Company commenced international arbitration proceedings against Mexico under the USMCA and NAFTA, arising from Mexico’s unlawful expropriation and other unlawful treatment of Silver Bull and its investments resulting from the illegal blockade of the Company’s Sierra Mojada project.

On June 17, 2024, the Company filed its Memorial submission with the ICSID detailing the claim against Mexico as well as damages for the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in October 2025, and the Company submitted its post-hearing brief on November 21, 2025 and its costs on December 5, 2025. The tribunal is expected to render its final ruling as soon as practicable.

Results of Operations

Fiscal Year Ended October 31, 2025 Compared to Fiscal Year Ended October 31, 2024

For the fiscal year ended October 31, 2025, the Company reported a consolidated net loss of $13,103,000 or approximately $0.28 per share, compared to a consolidated net loss of $169,000 or approximately $nil per share during the fiscal year ended October 31, 2024. The $12,934,000 increase in the consolidated net loss was primarily due to a $5,079,000 increase in exploration and property holding costs and a $7,861,000 increase in other expenses, which was offset by a $5,000 decrease in general and administrative expenses as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $5,079,000 to $5,275,000 in the 2025 fiscal year from $196,000 in the 2024 fiscal year. This increase was mainly due to the full impairment of $5,004,000 of the Sierra Mojada property concessions (due to continued inability to access the property, as well as recent court rulings potentially impacting title to certain concessions), and $112,000 in office and equipment relating to the Sierra Mojada project. During the fiscal year ended October 31, 2025, the Company recorded a contra expense of $134,000 in exploration and property holding costs compared to $172,000 in the 2024 fiscal year, which is comprised of funds from the Funding Agreement.

General and Administrative Costs

General and administrative expenses decreased by $5,000 to $53,000 in the 2025 fiscal year from $58,000 in the 2024 fiscal year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. Overall stock-based compensation included in general and administrative expense decreased to $33,000 in the 2025 fiscal year from $115,000 in the 2024 fiscal year. This was mainly due to the result of stock options vesting in the 2025 fiscal year having a lower fair value than stock options vesting in the 2024 fiscal year.

Personnel costs increased by $27,000 to $252,000 in the 2025 fiscal year from $225,000 in the 2024 fiscal year. This increase was mainly due to a $75,000 reduction in the accrued vacation liability in the 2024 fiscal year, which was offset by a $48,000 decrease in stock-based compensation compared to the 2024 fiscal year.

Office and administrative expenses of $221,000 in the 2025 fiscal year was similar to the $218,000 in such costs in the 2024 fiscal year.

Professional fees decreased by $41,000 to $118,000 in the 2025 fiscal year compared to $159,000 in the 2024 fiscal year. This decrease was mainly due to a $45,000 decrease in legal costs related to the annual meeting in the same period last year and a $11,000 decrease in other costs related to compensation analysis, which was offset by a $23,000 increase in Arbitration-related costs in the 2025 fiscal year.

Directors’ fees decreased by $35,000 to $99,000 in the 2025 fiscal year as compared to $134,000 for the 2024 fiscal year. This decrease was primarily due to a $34,000 decrease in the stock-based compensation expense to $14,000 in the 2025 fiscal year from $48,000 in the 2024 fiscal year as a result of stock options vesting in the 2025 fiscal year having a lower fair value than stock options vesting in the 2024 fiscal year.

The Company recorded a $32,000 provision for uncollectible VAT in the 2025 fiscal year as compared to a $8,000 recovery of uncollectible VAT for the 2024 fiscal year. The allowance for uncollectible taxes in Mexico was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

In the current year, the Company recorded a contra expense of $669,000 compared to $669,000 in the 2024 fiscal year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of its investment return.

During the fiscal year ended October 31, 2025, the arbitration lawyers incurred $3,754,000 in legal costs compared to $1,417,000 in the 2024 fiscal year. All of which was paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $7,775,000 in the 2025 fiscal year as compared to other income of $86,000 in the 2024 fiscal year. The significant factor contributing to other expenses in the 2025 fiscal year was a $7,080,000 litigation accrual related to the Valdez case, a $687,000 expense from a change in fair value of the warrant derivative liability, which was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2024 to October 31, 2025 and a $22,000 foreign currency transaction expense, which was offset by a $15,000 interest income. The significant factor contributing to other income in the 2024 fiscal year was $45,000 in interest income, $21,000 in foreign currency transaction income and $31,000 in miscellaneous income on partial forgiveness of the Company’s Canada Emergency Business Account (“CEBA”) loan and a gain from sale of equipment, which was offset by a $11,000 expense from change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2023 to October 31, 2024.

Material Changes in Financial Condition; Liquidity and Capital Resources

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the 2025 fiscal year, the Company received funding of $800,000 as reimbursement of corporate operating costs incurred.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the 2025 fiscal year, cash and cash equivalents were primarily utilized to fund general and administrative expenses. In addition, the Company received $800,000 from Bench Walk and net proceeds of $628,000 from warrant exercises. As a result of the arbitration funding from Bench Walk and net cash proceeds received from warrant exercises, which was partially offset by exploration activities and general and administrative expenses, cash and cash equivalents, and restricted cash increased from $546,000 at October 31, 2024 to $1,210,000 at October 31, 2025.

Cash flow provided by operations for the 2025 fiscal year were $36,000 as compared to cash flows used in operations of $421,000 for the 2024 fiscal year. The decrease was mainly due to the timing of certain payments.

Cash flows provided by investing activities for the 2025 fiscal year was $nil. Cash flows provided by investing activities for the 2024 fiscal year were proceeds of $16,000 from the sale of equipment, which was offset by a $1,000 purchase of equipment.

The cash flows provided by financing activities of $628,000 in the 2025 fiscal year was due to the warrant exercises. Cash flows used by financing activities for the 2024 fiscal year were $57,000 as the Company repaid the payable portion of the CEBA loan and payment of share issuance costs related to the private placement in the 2023 fiscal year.

Capital Resources

As of October 31, 2025, the Company had cash and cash equivalents of $1,136,000 as compared to cash and cash equivalents of $477,000 as of October 31, 2024. The increase in liquidity and working capital were primarily the result of the Arbitration funding and warrant exercises, which were partially offset by general and administrative expenses and payments.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $151,917,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations. Based on the limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable it to continue operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing and the exercise of warrants by warrantholders. However, there is no assurance that the Company will be successful in pursuing these plans.

Any future additional financing in the near term will likely be in the form of the issuance of equity securities, which will result in dilution to Silver Bull’s existing stockholders. Moreover, the Company may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which its cash and cash equivalents are depleted.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of December 31, 2025, the Company had approximately $1 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Off-Balance Sheet Arrangements

There are no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2025

In November 2023, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a significant impact on the present or future consolidated financial statements of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements. These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. The Company evaluates its policies and estimates on an ongoing basis and discuss the development, selection and disclosure of critical accounting policies with the audit committee of the board of directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. The Company’s consolidated financial statements may differ based upon different estimates and assumptions.

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

Income Taxes

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The law did not have a material impact on the Company’s financial position, results of operations or cash flows and disclosures. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Under the OBBBA, the Company’s existing tax rates remain unchanged.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2025 and October 31, 2024 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative Liability

The Company classified warrants on the Company’s balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance as the Company’s functional currency is the U.S. dollar and the exercise price of the warrants is the $CDN. The Company has used the Black-Scholes pricing model to value the warrants that do not have an acceleration feature. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the common stock of the Company at the date of issuance, and at each subsequent reporting period, is based on historical volatility and maybe adjusted to reflect implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

Foreign Currency Translation

During the fiscal years ended October 31, 2025 and October 31, 2024, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the fiscal years ended October 31, 2025 and October 31, 2024, Silver Bull’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate, and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Mexican operations are included in the consolidated statements of operations.

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

(a)       Evaluation of Disclosure Controls and Procedures

As of October 31, 2025, the Company has carried out an evaluation under the supervision of, and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation as of October 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

(b)       Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of October 31, 2025, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment using those criteria, management concluded that its internal control over financial reporting as of October 31, 2025 was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

(c)       Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2025 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fiscal year ended October 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K). In addition, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the fiscal year ended October 31, 2025.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for Silver Bull’s 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics that applies to all directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, and those officers performing similar functions. The full text of the Company’s Code of Ethics can be found on the Corporate Governance page of its website at http://www.silverbullresources.com/corporate/corporate-governance/. If the board of directors of the Company approves an amendment to or waiver from any provision of the Code of Ethics, Silver Bull will disclose the required information pertaining to such amendment or waiver on its website.

Item 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for Silver Bull’s 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K .

Item 12.	SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for Silver Bull’s 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K .

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for Silver Bull’s 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K .

Item 14.	PRINCIPAL ACCOUNTant FEES AND SERVICES

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for Silver Bull’s 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K .

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Silver Bull Resources, Inc.	8-K	04/21/2021	3.1

3.2	Bylaws	10-K	01/14/2011	3.1.2

3.2.1	First Amendment to Bylaws	10-K	01/29/2025	3.2.1

4.1	Description of Capital Stock	10-K	01/29/2025	4.1

4.2	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	11/02/2020	10.2

4.3	Form of Silver Bull Resources, Inc. Warrant Certificate	8-K	10/31/2023	10.2

10.1	Separation and Distribution Agreement, dated as of August 31, 2021, by and between Silver Bull Resources, Inc. and Arras Minerals Corp.	8-K	09/03/2021	10.1

10.2††	Litigation Funding Agreement, dated as of September 4, 2023, by and between Bench Walk 23P, L.P. and Silver Bull Resources, Inc.	10-K	01/29/2024	10.2

10.3	Form of Silver Bull Resources, Inc. Unit Subscription Agreement	8-K	10/31/2023	10.1

10.4+	Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	10-Q	06/14/2019	10.2

10.4.1+	Amendment to the Silver Bull Resources, Inc. 2019 Stock Option and Stock Bonus Plan	8-K	04/20/2022	10.1

10.5+	Silver Bull Resources, Inc. Management Retention Bonus Plan, dated April 15, 2021	10-Q	06/11/2021	10.1

10.5.1+	Amendment to Silver Bull Resources, Inc. Management Retention Bonus Plan, dated as of February 17, 2022	8-K	02/23/2022	10.4

10.6+	Key Persons Retention Agreement, dated as of October 13, 2023, by and among Silver Bull Resources, Inc. and the persons named therein	8-K	10/18/2023	10.1

10.7+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Timothy Barry	8-K	02/23/2022	10.1

10.8+	Consulting Agreement, dated as of February 17, 2022, by and between Silver Bull Resources, Inc. and Westcott Management Ltd.	8-K	02/23/2022	10.2

10.9+	Amended and Restated Employment Agreement, dated as of February 17, 2022, by and among Silver Bull Resources, Inc., Arras Minerals Corp. and Christopher Richards	8-K	02/23/2022	10.3

10.10+	Form of Indemnification Agreement (Directors and Officers)	10-K	01/13/2020	10.10

10.11	Consulting Agreement, dated January 24, 2024, by and between Silver Bull Resources, Inc. and Potai FZ LLC	10-Q	03/13/2025	10.1

14.1	Code of Ethics	8-K	11/07/2019	14.1

16.1	Letter from Smythe LLP to the U.S. Securities and Exchange Commission, dated July 18, 2025	8-K	08/06/2025	16.1

19.1	Policy Against Trading on the Basis of Inside Information	10-K	01/29/2025	19.1

19.2	Policy for Stock Trading by Directors, Executive Officers and Other Members of Management	10-K	01/29/2025	19.2

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm (Manning Elliott LLP; Vancouver, Canada; PCAOB ID# 1524)				X

23.2	Consent of Archer, Cathro & Associates (1981) Limited				X

23.3	Consent of Timothy Barry				X

23.4	Consent of Independent Registered Public Accounting Firm (Smythe LLP; Vancouver, Canada; PCAOB ID# 995)				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

96.1	Technical Report Summary	10-K	01/26/2023	96.1

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X

101.CAL*	XBRL Calculation Linkbase Document				X

101.DEF*	XBRL Definition Linkbase Document				X

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

* The following financial information from Silver Bull Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Cash Flows.

Item 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Date: January 27, 2026	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2026	By:	/s/ Christopher Richards
Christopher Richards,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2026	By:	/s/ Timothy Barry
Timothy Barry,
Chief Executive Officer and Director

Date: January 27, 2026	By:	/s/ Brian Edgar
Brian Edgar,
Director

Date: January 27, 2026	By:	/s/ William Matlack
William Matlack,
Director

Date: January 27, 2026	By:	/s/ David Underwood
David Underwood,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SILVER BULL RESOURCES, INC.

(An Exploration Stage Company)

[The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silver Bull Resources, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Silver Bull Resources, Inc. and its subsidiaries (the “Company”) as of October 31, 2025, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has limited cash and cash equivalents at October 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of property concessions

Critical Audit Matter Description

Property concessions are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fiscal year ended October 31, 2025, the Company determined the carrying value of property concessions was impaired. As a result, the Company recorded an impairment on property concessions of $5,004,386 in 2025.

We identified impairment for property concessions as a critical audit matter because of the estimates made by management to determine the fair value of the asset and the judgements made by management in assessing potential impairment indicators. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions and judgements related to recoverable value of the property concessions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the Company’s impairment analysis for the property concessions included the following, among others:

•	We assessed the status of the mineral title registries and inquired of management to assess the status of the Company’s legal rights to explore the mineral property, including whether any rights were not expected to be renewed.
•	We evaluated whether exploration and evaluation activities involved substantive expenditures by analyzing current and planned spending on the mineral property and inquiring of management regarding its intentions and ability to continue such activities.
•	We assessed management’s evaluation of potential impairment indicators by comparing it to:
o	information included in the Company’s news releases, legal confirmations, and other public filings;
o	evidence obtained in other areas of the audit, including the results of exploration activities; and
o	information obtained from reading internal communications to management and minutes and resolutions of meetings of the Board of Directors.
•	We evaluated the reasonableness of applicable valuation methodology used to assess the carrying value of the property concessions.

/s/ Manning Elliott LLP

Manning Elliott LLP, Chartered Professional Accountants

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

January 27, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silver Bull Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Silver Bull Resources, Inc. (an exploration stage company) (the “Company”) as of October 31, 2024, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Vancouver, Canada

January 28, 2025

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2025	October 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,135,565	$476,868
Restricted cash (Note 13)	74,875	69,093
Other receivables	5,813	1,678
Accounts receivable (Note 4)	184,982	181,213
Prepaid expenses and deposits	36,092	44,113
Due from related party (Note 5)	20,285	22,095
Total Current Assets	1,457,612	795,060

Value-added tax receivable, net of allowance for uncollectible taxes of $547,483 and $475,908, respectively (Note 6)	73,091	88,814
Office and mining equipment, net (Note 7)	656	122,453
Property concessions (Note 8)	—	5,004,386
TOTAL ASSETS	$1,531,359	$6,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$98,990	$68,087
Accrued liabilities and expenses (Note 14)	7,559,385	308,749
Income tax payable	1,500	1,500
Warrant derivative liability (Note 11)	777,095	89,580
TOTAL LIABILITIES	$8,436,970	$467,916
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 9, 10 and 11)
Common stock, $0.01 par value; 150,000,000 shares authorized, 49,292,882 and 47,365,652 shares issued and outstanding, respectively	2,560,788	2,541,515
Additional paid-in capital	142,358,630	141,723,305
Accumulated deficit	(151,917,277)	(138,814,271)
Other comprehensive income	92,248	92,248
Total Stockholders’ (Deficiency) Equity	(6,905,611)	5,542,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,359	$6,010,713

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2025	2024
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs (Note 4)	283,240	358,076
Depreciation and asset impairment (Note 7)	121,796	9,419
Concession impairment (Note 8)	5,004,386	—
Funding Agreement reimbursement (contra expense) (Note 4)	(134,350)	(171,671)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	5,275,072	195,824

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	252,478	224,813
Office and administrative	221,169	218,135
Professional services (Note 4)	117,565	158,503
Directors’ fees	99,257	134,392
Provision for (recovery of) uncollectible value-added taxes (Note 6)	31,570	(8,020)
Funding Agreement reimbursement (contra expenses) (Note 4)	(669,419)	(669,445)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	52,620	58,378

LOSS FROM OPERATIONS	(5,327,692)	(254,202)

OTHER (EXPENSES) INCOME
Other expense (Note 14)	(7,080,000)	—
Interest income	14,689	45,421
Foreign currency transaction (loss) gain	(22,421)	21,288
Change in fair value of warrants derivative liability (Note 11)	(687,235)	(11,090)
Miscellaneous income (Note 7)	—	30,853
TOTAL OTHER (EXPENSES) INCOME	(7,774,967)	86,472

LOSS BEFORE INCOME TAXES	(13,102,659)	(167,730)

INCOME TAX EXPENSE (Note 12)	(347)	(1,055)
NET AND COMPREHENSIVE LOSS	(13,103,006)	(168,785)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.28)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,553,935	47,365,652

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,103,006)	$(168,785)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset impairment (Note 7)	121,796	9,419
Property concessions impairment (Note 8)	5,004,386	—
Provision for (recovery of) uncollectible value-added taxes (Note 6)	31,570	(8,020)
Foreign currency transaction loss (income)	27,913	(27,331)
Stock options issued for compensation (Note 10)	34,209	119,290
Change in fair value of warrant derivative liability (Note 11)	687,235	11,090
Miscellaneous income	—	(30,853)
Changes in operating assets and liabilities:
Other receivables	(4,131)	3,993
Accounts receivables (Note 4)	(3,769)	(41,116)
Prepaid expenses and deposits	8,162	22
Due from related party (Note 5)	1,810	35,757
Value-added tax receivable (Note 6)	(8,148)	9,586
Accounts payable	19,477	(417,567)
Accrued liabilities and expenses (Note 14)	7,218,937	85,234
Income tax payable	—	(1,500)
Net cash provided by (used in) operating activities	36,441	(420,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(1,068)
Proceeds from sale equipment	—	16,134
Net cash provided by investing activities	—	15,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net of issuance costs (Notes 9 and 11)	628,038	—
Loan repayment	—	(29,438)
Payment of share issuance costs	—	(27,393)
Net cash provided by (used in) financing activities	628,038	(56,831)

Net increase (decrease) in cash, cash equivalents and restricted cash	664,479	(462,546)
Cash, cash equivalents and restricted cash beginning of year	545,961	1,008,507

Cash, cash equivalents and restricted cash end of year	$1,210,440	$545,961

Cash and cash equivalents	1,135,565	476,868
Restricted cash	74,875	69,093

Total cash, cash equivalents, and restricted cash	$1,210,440	$545,961

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended October 31,
	2025	2024

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$2,555
Interest paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Offering costs included in accounts payable and accrued liabilities	$7,649	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797
Issuance of common stock as follow:
- Exercise of warrants, net of issuance costs (Note 11)	1,927,230	19,273	601,116	—	—	620,389
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 11)	—	—	34,209	—	—	34,209
Net loss for the year ended October 31, 2025	—	—	—	(13,103,006)	—	(13,103,006)
Balance, October 31, 2025	49,292,882	$2,560,788	$142,358,630	$(151,917,277)	$92,248	$(6,905,611)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance, October 31, 2023	47,365,652	$2,541,515	$141,604,015	$(138,645,486)	$92,248	$5,592,292
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees and advisors (Note 11)	—	—	119,290	—	—	119,290
Net loss for the year ended October 31, 2024	—	—	—	(168,785)	—	(168,785)
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $151,917,277. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of October 31, 2025, the Company had cash and cash equivalents of $1,135,565 and working capital deficit of $6,202,263, excluding the warrant derivative liability. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration financing from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 4). The funding has been completed as a purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted cash consists of cash in a bank account located in Mexico that has been frozen by the Mexican tax authorities due to disputes over their annual tax assessments for the 2015 and 2016 tax years. These balances are recorded as current assets based upon the expected duration of the restrictions (less than one year).

Accounts Receivable

Accounts Receivable consists of corporate costs that are to be reimbursed by Bench Walk 23P, L.P., a Delaware limited partnership (“Bench Walk”), pursuant to the terms of the Funding Agreement (Note 4). The Company anticipates full recovery of its current receivables within three months of the expenditure reimbursement request.

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

A valuation allowance is recorded against deferred tax assets if management does not believe that the Company has met the “more likely than not” standard imposed by this guidance to allow recognition of such an asset. Management recorded a full valuation allowance at October 31, 2025 and 2024 against the deferred tax assets as it determined that future realization would not meet the “more likely than not” criteria.

Warrant Derivative Liability

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The Company has used the Black-Scholes pricing model to fair value the warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility and maybe adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

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

Loss per Share

Basic loss per share includes no dilution and is computed by dividing net loss available to the Company’s stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were stock options and warrants in the aggregate of 10,467,499 shares and 12,538,788 shares outstanding at October 31, 2025 and 2024, respectively, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Foreign Currency Translation

During the years ended October 31, 2025 and 2024, the functional currency of Silver Bull Resources, Inc. and its subsidiaries was the U.S. dollar.

During the years ended October 31, 2025 and 2024, the Company’s Mexican operations’ monetary assets and liabilities with foreign source currencies were translated into U.S. dollars at the period-end exchange rate and non-monetary assets and liabilities with foreign source currencies were translated using the historical exchange rate. The Company’s Mexican operations’ revenue and expenses were translated at the average exchange rate during the period except for depreciation of office and mining equipment, costs of office and mining equipment sold and impairment of property concessions, all of which are translated using the historical exchange rate. Foreign currency translation gains and losses of the Company’s Mexican operations are included in the consolidated statement of operations.

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

Recent Accounting Pronouncements Adopted in the Year

Recent Accounting Pronouncements Adopted in the Fiscal Year Ended October 31, 2025

In November 2023, Silver Bull adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption of this ASU did not materially impact the Company’s segment reporting as presented in Note 15.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

On March 2, 2023, the Company filed the NAFTA Notice of Intent. The Company has been unable to access the property since the illegal blockade commenced in September 2019. Despite numerous demands and requests for action by the Company, Mexican governmental agencies have allowed this unlawful conduct to continue and, as such, failed to protect the Company’s investment.

The Company held a meeting with Mexican government officials in Mexico City on May 30, 2023, in an attempt to explore amicable settlement options and avoid arbitration. However, the 90-day period for amicable settlement under NAFTA expired on June 2, 2023, without a resolution.

On June 28, 2023, the Company commenced international arbitration proceedings against Mexico under the United States-Mexico-Canada Agreement (“USMCA”) and NAFTA (the “Arbitratio or the “Claim”). The Arbitration was initiated under the Convention on the Settlement of Investment Disputes between States and Nationals of Other States process, which falls under the auspices of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”), to which Mexico is a signatory.

On June 17, 2024, the Company filed its Memorial submission with the ICSID detailing the claim against Mexico, and its Claimant’s Reply was filed on April 25, 2025. The reply responded to Mexico’s Counter Memorial and revised the damages estimate to the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in October 2025, and the Company submitted its post-hearing brief on November 21, 2025 and its costs on December 5, 2025. The tribunal is expected to render its final ruling as soon as practicable.

The Company engaged Boies Schiller Flexner (UK) LLP as its legal advisers on the legacy NAFTA claim.

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

During the year ended October 31, 2025 and 2024, pursuant to the terms of the LFA, the Company received a reimbursement of corporate operating costs in the amount of $800,000 and $800,000, respectively, from Bench Walk. Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $3,753,721 and $1,416,545 during the year ended October 31, 2025 and 2024, respectively and accumulated legal and arbitration costs of $5,733,105 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merit hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the fiscal year ended October 31, 2025 and 2024, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	2025	2024

Exploration and property holding costs	$134,350	$171,670
Personnel	233,830	234,230
Office and administrative	220,414	196,389
Professional services	125,957	149,691
Directors’ fees	87,111	86,155
Income taxes	2,107	2,980
	803,769	841,116
Changes for the year	(618,787)	(659,903)
Accounts receivable	$184,982	$181,213

Accounts receivable – October 31, 2023	$140,097
Expenditure incurred during the year ended October 31, 2024	841,116
Funding received	(800,000)
Accounts receivable – October 31, 2024	181,213
Expenditure incurred during the year ended October 31, 2025	803,769
Funding received	(800,000)
Accounts receivable – October 31, 2025	$184,982

NOTE 5 – DUE FROM RELATED PARTY

As of October 31, 2025, due from related party consists of $20,285 (October 31, 2024 - $22,095) due from Arras for shared employees’ salaries and office expenses. The Company and Arras have overlapping directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the fiscal year ended October 31, 2025 and 2024, expenses totaling $302,271 and $294,911, respectively, were incurred by the Company on behalf of Arras.

NOTE 6 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates net VAT of $73,091 (2024 - $88,814) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the fiscal years ended October 31, 2025 and 2024 is as follows:

Allowance for uncollectible VAT – October 31, 2023	$536,010
Recovery of uncollectible VAT	(8,020)
Foreign currency translation adjustment	(52,082)
Allowance for uncollectible VAT – October 31, 2024	475,908
Provision for uncollectible VAT	31,570
Foreign currency translation adjustment	40,006
Allowance for uncollectible VAT – October 31, 2025	$547,484

NOTE 7 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at October 31, 2025 and 2024:

	October 31,	October 31,
	2025	2024

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(704,488)	(694,998)
Less: Accumulated impairment	(112,307)	—
Office and mining equipment, net	$656	$122,453

During the year ended October 31, 2025, the Company recorded an impairment of $112,306 to buildings and equipment related to the Sierra Mojada project (Note 8).

During the year ended October 31, 2024, the Company recorded a gain on sale of a vehicle of $16,134, which is included in miscellaneous income in the consolidated statements of operations and comprehensive loss.

NOTE 8 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at October 31, 2025 and 2024:

Property concessions – October 31, 2023	$5,004,386
Property concessions – October 31, 2024	5,004,386
Impairment	(5,004,386)
Property concessions – October 31, 2025	$—

During the fiscal year ended October 31, 2025, the Company recorded an impairment of $5,004,386 at the Sierra Mojada project due to the continued inability to access the property and recent Mexican court decisions potentially impacting ownership of the concessions.

During the fiscal year ended October 31, 2025, the Company recorded an impairment charge of $5,004,386 to write down the capitalized costs of the Sierra Mojada property concessions, reflecting management’s conclusion that these costs were no longer recoverable in light of the continuing illegal blockade preventing access to the site since 2019, the resulting prolonged suspension of exploration activities, and recent Mexican court decisions potentially impacting ownership of the concessions (refer to Note 14); the concessions remain subject to an ongoing international arbitration against the United Mexican States in respect of the Sierra Mojada project (refer to Note 3).

As of October 31, 2025, the Company still maintains the mineral concession rights, but at a $nil carrying value.

NOTE 9 – COMMON STOCK

During the year ended October 31, 2025, 1,827,230 warrants to acquire the equivalent number of shares of common stock were exercised at an exercise price of $0.59 per share of common stock for aggregate gross proceeds of $1,078,066, of which $0.25 per share was paid to Arras ($456,808) as per the Distribution (described in Note 11).

During the year ended October 31, 2025, 100,000 warrants to acquire the equivalent number of shares of common stock were exercised at an exercise price of Canadian dollar (“$CDN”) 0.13 per share of common stock for aggregate gross proceeds of $9,448 ($CDN 13,000).

The Company incurred costs of $10,318 related to warrant exercises in the year ended October 31, 2025.

No shares of common stock were issued during the year ended October 31, 2024.

NOTE 10 – STOCK OPTIONS

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

No options were granted or exercised during the year ended October 31, 2025.

On January 30, 2024, the Company granted options to acquire 2,425,000 shares of common stock with a weighted-average grant-date fair value of $0.06 per share and an exercise price of $CDN 0.16 per share.

No options were exercised during the year ended October 31, 2024.

A summary of the range of assumptions used to value stock options granted for the years ended October 31, 2025 and 2024 are as follows:

Year Ended October 31,
Options	2025	2024

Expected volatility	—	74% – 78%
Risk-free interest rate	—	4.12% – 4.25%
Dividend yield	—	—
Expected term (in years)	—	2.50 – 3.50

The following is a summary of stock option activity for the fiscal years ended October 31, 2025 and 2024:

Options	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2023	2,300,000	$0.29	3.37	$—
Granted	2,425,000	0.16
Outstanding at October 31, 2024	4,725,000	0.24	3.16	—
Outstanding at October 31, 2025	4,725,000	0.23	2.33	225,870
Exercisable at October 31, 2025	3,916,666	$0.25	2.14	$153,790

The Company recognized stock-based compensation costs for stock options of $34,209 and $119,290 for the fiscal years ended October 31, 2025 and 2024, respectively. As of October 31, 2025, there remains $4,293 of total unrecognized compensation expense, which is expected to be recognized over a weighted average period of 0.23 years.

Summarized information about stock options outstanding and exercisable at October 31, 2025 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	1.30	$0.32	2,150,000	$0.32
0.195	150,000	2.36	0.195	150,000	0.195
0.16	2,425,000	3.24	0.16	1,616,666	0.16
$0.28	4,725,000	2.33	$0.23	3,916,666	$0.25

Summarized information about stock options outstanding and exercisable at October 31, 2024 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	2.30	$0.32	2,150,000	$0.32
0.195	150,000	3.36	0.195	100,000	0.195
0.16	2,425,000	3.90	0.16	808,334	0.16
$0.28	4,725,000	3.16	$0.28	3,058,334	$0.28

NOTE 11 – WARRANTS

During the year ended October 31, 2025, the Company received gross proceeds of $1,078,066 related to a warrant exercise of 1,827,230 warrants at an exercise price of $0.59 per share of common stock, and paid Arras $456,808 for the issuance of Arras shares, for net proceeds of $621,258, excluding issuance costs of $10,305.

During the year ended October 31, 2025, 100,000 warrants to acquire 100,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $9,448 ($CDN 13,000), excluding issuance costs of $13.

No warrants were issued during the year ended October 31, 2025.

No warrants were issued or exercised during the year ended October 31, 2024.

A summary of warrant activity for the fiscal years ended October 31, 2025 and 2024 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 31, 2023*	7,813,788	$0.23	3.24	$—
Outstanding and exercisable at October 31, 2024	7,813,788	0.23	3.24	—
Exercised	(1,827,230)	0.59
Expired	(144,059)	0.59
Exercised	(100,000)	0.09
Outstanding and exercisable at October 31, 2025	5,742,499	$0.09	3.00	$615,952

* Pursuant to the Separation and Distribution Agreement, dated as of August 31, 2021, between Silver Bull and Arras entered into in connection with the Distribution, 1,971,289 warrants with a weighted average exercise price of $0.59 are exercisable into one share of common stock of the Company and one common share of Arras. The Company will retain $0.34 of the proceeds from the exercise of each of these warrants and the remaining $0.25 per share of the proceeds will be paid to Arras for the issuance of Arras common shares

Summarized information about warrants outstanding and exercisable at October 31, 2025 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.09**	5,742,499	3.00	0.09

** During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of $CDN $0.13 in connection with the $CDN 0.11 unit private placement. The Company’s $CDN warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company.

The Company’s $CDN warrants have been recognized as a derivative liability. The following is a summary of the Company’s warrant derivative liability at October 31, 2025 and 2024:

Warrant derivative liability at October 31, 2023	$78,088
Change in fair value of warrant derivative liability	11,090
Foreign currency translation adjustment	402
Warrant derivative liability at October 31, 2024	$89,580
Foreign currency translation adjustment	280
Change in fair value of warrant derivative liability	687,235
Warrant derivative liability at October 31, 2025	$777,095

The fair value of the warrants issued in the CDN$ 0.11 unit private placement was revalued to be $777,095 based on the Black-Scholes pricing model using a risk-free interest rate of 3.6%, expected volatility of 57.29%, dividend yield of 0%, and a contractual term of 3.00 years adjusted for the liquidity of the Company’s common stock to be received on exercise of the warrants as of October 31, 2025.

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

NOTE 12 – INCOME TAXES

Provision for Taxes

The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017, and the TCJA required the Company to use a statutory tax rate of 21% for the years ended October 31, 2025 and 2024. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Under the OBBBA, the Company’s existing tax rates remain unchanged.

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

The components of loss before income taxes were as follows:

	For the year ended
	October 31,
	2025	2024
United States	$(429,000)	$(40,000)
Foreign	(12,674,000)	(129,000)
Loss before income taxes	$(13,103,000)	$(169,000)

The components of the provision for income taxes are as follows:

	For the year ended
	October 31,
	2025	2024
Current tax expense	$347	$1,055
Deferred tax expense	—	—
	$347	$1,055

The Company’s provision for income taxes for the fiscal year ended October 31, 2025 consisted of a tax expense of $347 (2024 - $1,055) related to a provision for income taxes for the Silver Bull Canadian branch return for the fiscal year ended October 31, 2025.

The reconciliation of the provision for income taxes computed at the U.S. statutory rate to the provision for income tax as shown in the statement of operations and comprehensive loss is as follows:

	For the year ended
	October 31,
	2025	2024

Income tax benefit calculated at U.S. federal income tax rate	$(2,752,000)	$(35,000)

Differences arising from:
Other permanent differences	3,086,000	57,000
Differences due to foreign income tax rates	(491,000)	(26,000)
Adjustment to prior year taxes	(77,000)	153,000
Inflation adjustment foreign net operating loss	(315,000)	(51,000)
Foreign currency fluctuations	(133,000)	10,000
Decrease in valuation allowance	(25,000)	(589,000)
Net operating loss carry forwards expiration - Mexico	709,000	484,000
Other	(2,000)	(2,000)
Net income tax provision	$—	$1,000

The components of the deferred tax assets at October 31, 2025 and 2024 were as follows:

	For the year ended October 31,
	2025	2024

Deferred tax assets:
Net operating loss carry forwards – U.S.	$5,190,000	$5,155,000
Net operating loss carry forwards – Mexico	1,845,000	2,080,000
Exploration costs	1,182,000	1,046,000
Other – United States	15,000	21,000
Other – Mexico	135,000	90,000
Total net deferred tax assets	8,367,000	8,392,000
Less: valuation allowance	(8,367,000)	(8,392,000)
Net deferred tax asset	$—	$—

At October 31, 2025, the Company has U.S. net operating loss carry-forwards of approximately $19 million that expire in the years 2029 through 2038 and $5 million which will be carried forward indefinitely. The Company has approximately $6 million of net operating loss carry-forwards in Mexico that expire in the calendar years 2025 through 2034.

The valuation allowance for deferred tax assets of $8.4 million and $8.4 million at October 31, 2025 and 2024, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined that the deferred tax assets are not currently realizable.

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

Accounting for Uncertainty in Income Taxes

During the fiscal years ended October 31, 2025 and 2024, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented.

The Company does not have any unrecognized tax benefits as of October 31, 2025, and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The following tax years remain open to examination by the Company’s principal tax jurisdictions:

United States:	2021 and all following years
Mexico:	2020 and all following years
Canada:	2021 and all following years

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, due from related party, accounts payable and warrant derivative liability.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, due from related party and accounts payable approximate fair value at October 31, 2025 and 2024 due to the short maturities of these financial instruments. There were no transfers between Levels 1, 2 and 3 during the years ended October 31, 2025 and 2024.

Warrant Derivative Liability

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The Company has used the Black-Scholes pricing model to fair value the warrants (Note 11). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility and maybe adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company does not anticipate paying any dividend in the foreseeable future.

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

The Company has the following liabilities under the fair value hierarchy measured at fair value on a recurring basis:

	October 31, 2025
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$777,095

	October 31, 2024
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$89,580

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to U.S. dollar deposits held in Canadian financial institutions. As of October 31, 2025 and 2024, the Company’s cash and cash equivalent balances held in Canadian financial institutions included 1,059,821 and $413,780, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash and cash equivalents.

As at October 31, 2025 and 2024, cash and cash equivalents consist of guaranteed investment certificates of $17,264 and $17,390, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of October 31, 2025 and 2024, the U.S. dollar equivalent balance for these accounts was $74,941 and $69,093, respectively. As of October 31, 2025, the Company reclassified a cash balance of $74,875 ($MXN 1,389,737) to restricted cash, which was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivables from GST refunds, Bench Walk and a related party and proceeds from warrant exercises. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At October 31, 2025 and 2024, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as much as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At October 31, 2025, the Company has $1,135,565 (2024 - $476,868) of cash and cash equivalents to settle current liabilities of $7,659,875 (2024 - $378,336), excluding the warrant derivate liability. All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of the Company’s cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the fiscal year ended October 31, 2025, a 1% decrease in interest rates would have resulted in a reduction in interest income for the period of approximately $4,000.

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

Based on the net exposures as at October 31, 2025, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $39,000 in the Company’s net income.

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

ICSID Arbitration

On March 2, 2023, the Company filed the NAFTA Notice of Intent (Note 4). As is required by Article 1118 of NAFTA, the Company sought to settle this dispute with Mexico through consultations. On May 30, 2023, the Company attended a meeting with Mexican government officials in Mexico City, but, notwithstanding the Company’s good faith efforts to resolve the dispute amicably, no settlement was reached. Accordingly, the Company filed a request for arbitration with the ICSID on June 28, 2023. On July 20, 2023, ICSID registered the request. On June 17, 2024, the Company filed its Memorial submission with the ICSID detailing the claim against Mexico as well as damages for the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in October 2025, and the Company submitted its post-hearing brief on November 21, 2025 and its costs on December 5, 2025. The Tribunal is expected to render its final ruling as soon as practicable.

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

Valdez Case

On February 15, 2016, Messrs. Jaime Valdez Farias and Maria Asuncion Perez Alonso (collectively, “Valdez”) filed an action before the Local First Civil Court of Torreon, State of Coahuila, Mexico (“Civil Court”), against the Company’s subsidiary, Minera Metalin, claiming that Minera Metalin had breached an agreement regarding the development of the Sierra Mojada Property. Valdez sought payment in the amount of $5.9 million for the alleged breach of the agreement. On April 28, 2016, Minera Metalin filed its response to the complaint, asserting various defenses, including that Minera Metalin terminated the agreement before the payment obligations arose and that certain conditions precedent to such payment obligations were never satisfied by Valdez. The Company and the Company’s Mexican legal counsel asserted all applicable defenses. In May 2017, a final judgment was entered finding for the Company, the defendant, acquitting the Company of all of the plaintiff’s claims and demands. However, due to a technicality in an early procedural act, Valdez was allowed to, and did, challenge the judgment before a local Appeals Court. In November 2020, the judgment of the Appeals Court was timely challenged by the Company by means of an “Amparo” lawsuit (Constitutional protection) before a Federal Circuit Court. In June 2021, the Federal Circuit Court ruled in favor of the plaintiff. In consultation with the Company’s Mexican legal counsel, the Company believes these judgments are contrary to applicable law. The plaintiff initiated proceedings to enforce the Appeals Court resolution, and the Company offered a mining concession as payment in full to terminate this controversy definitively. On October 31, 2025, the Civil Court granted Valdez the title to several superficial rights and mining concessions as payment; however, it is unclear if Valdez will still seek to secure additional assets, alleging an outstanding balance.

Due to this recent ruling, continued consultation with the legal counsel and the continued inability to access the property, the Company recorded an impairment of the property concessions asset (refer to Note 8 of the consolidated financial statements) and recorded a litigation accrual of $7.08 million ($5.9 million plus legal costs of 20% of the ruling, as prescribed by the Civil Court) in its consolidated financial statements with respect to this claim, in accordance with ASC 450. However, the Company believes the likelihood of the plaintiff enforcing collection of any amount on this claim is remote and will continue to defend itself in such enforcement.

General

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

Management Retention Agreement and Salaries

The Company has established a Management Retention Agreement (the “MRA”), which is a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific Arbitration-related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The TSX and the Company’s disinterested stockholders have approved of the MRA as of the date of Silver Bull’s 2024 annual meeting of stockholders in April 2024.

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of October 31, 2025, the deferred salary and bonus amounts, with accrued interest is approximately $583,000.

As the outcome of the ICSID arbitration is not determinable as at October 31, 2025, no expense has been recorded in relation to the above.

NOTE 15 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Year Ended
	October 31,
	2025	2024
Net loss
Mexico	$(12,409,000)	$(127,000)
Canada	(694,000)	(40,000)
Kazakhstan	—	(2,000)
Net Loss	$(13,103,000)	$(169,000)

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$1,135,000	$—	$1,135,000
Restricted cash		75,000	75,000
Other receivables	6,000	—	6,000
Accounts receivables	185,000	—	185,000
Prepaid expenses and deposits	36,000	—	36,000
Due from related party	20,000	—	20,000
Value-added tax receivable, net	—	73,000	73,000
Office and mining equipment, net	—	1,000	1,000
	$1,382,000	$149,000	$1,531,000

The following table details the allocation of assets included in the accompanying consolidated balance sheet at October 31, 2024:

	Canada	Mexico	Total
Cash and cash equivalents	$477,000	$—	$477,000
Restricted cash		69,000	69,000
Other receivables	2,000	—	2,000
Accounts receivables	181,000	—	181,000
Prepaid expenses and deposits	40,000	5,000	45,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	89,000	89,000
Office and mining equipment, net	—	122,000	122,000
Property concessions	—	5,004,000	5,004,000
	$722,000	$5,289,000	$6,011,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, it is always possible that unanticipated events in Mexico could disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Year Ended
	October 31,
	2025	2024
Exploration and property holding costs for the year
Mexico	$(5,275,000)	$(194,000)
Kazakhstan	—	(2,000)
	$(5,275,000)	$(196,000)

