Form 10-Q
period 2026-01-31
SILVER BULL RESOURCES, INC.
filed 2026-03-13
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2026.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

999 West Hastings Street, Suite 1508

Vancouver, B.C., Canada V6C 2W2

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604)-687-5800

Securities registered pursuant to Section 12(b) of the Act: None

777 Dunsmuir Street, Suite 1605

Vancouver, B.C., Canada V7Y 1K4

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of March 13, 2026, there were 49,292,882 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2026	October 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$968,751	$1,135,565
Restricted cash (Note 14)	79,531	74,875
Other receivables	2,844	5,813
Accounts receivable (Note 5)	410,819	184,982
Prepaid expenses and deposits	26,360	36,092
Due from related party (Note 7)	22,421	20,285
Total Current Assets	1,510,726	1,457,612

Value-added tax receivable, net of allowance for uncollectible taxes of $583,252 and $547,483, respectively (Note 8)	78,151	73,091
Office and mining equipment, net (Note 9)	576	656
TOTAL ASSETS	$1,589,453	$1,531,359

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$140,115	$98,990
Accrued liabilities and expenses (Note 15)	7,593,078	7,559,385
Income tax payable	1,500	1,500
Warrant derivative liability (Note 13)	875,771	777,095
TOTAL LIABILITIES	$8,610,464	$8,436,970
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIENCY (Notes 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 49,292,882 shares issued and outstanding	2,560,788	2,560,788
Additional paid-in capital	142,362,923	142,358,630
Accumulated deficit	(152,036,970)	(151,917,277)
Accumulated other comprehensive income	92,248	92,248
Total Stockholders’ Deficiency	(7,021,011)	(6,905,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,589,453	$1,531,359

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended January 31,
	2026	2025
REVENUES	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	114,118	106,240
Depreciation (Note 9)	80	2,442
Funding Agreement reimbursement (contra expense) (Note 5)	(38,872)	(36,314)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	75,326	72,368

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	65,835	65,964
Office and administrative	44,877	36,177
Professional services	72,267	42,870
Directors’ fees	23,076	28,150
Provision for uncollectible value-added taxes (Note 8)	1,703	1,350
Funding Agreement reimbursement (contra expense) (Note 5)	(186,965)	(143,399)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,793	31,112

LOSS FROM OPERATIONS	(96,119)	(103,480)

OTHER (EXPENSES) INCOME
Interest income	7,767	3,719
Foreign currency transaction gain	39,555	7,071
Change in fair value of warrant derivative liability (Note 13)	(70,896)	(6,836)
TOTAL OTHER (EXPENSES) INCOME	(23,574)	3,954

LOSS BEFORE INCOME TAXES	(119,693)	(99,526)

INCOME TAX EXPENSE	—	(2,860)
NET AND COMPREHENSIVE LOSS	(119,693)	(102,386)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	49,292,882	47,365,652

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY (Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Deficiency

Three months ended January 31, 2026
Balance, October 31, 2025	49,292,882	$2,560,788	$142,358,630	$(151,917,277)	$92,248	$(6,905,611)
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	4,293	—	—	4,293
Net loss for the three-month period ended January 31, 2026	—	—	—	(119,693)	—	(119,693)
Balance, January 31, 2026	49,292,882	$2,560,788	$142,362,923	$(152,036,970)	$92,248	$(7,021,011)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Three months ended January 31, 2025
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	14,721	—	—	14,721
Net loss for the three-month period ended January 31, 2025	—	—	—	(102,386)	—	(102,386)
Balance, January 31, 2025	47,365,652	$2,541,515	$141,738,026	$(138,916,657)	$92,248	$5,455,132

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,693)	$(102,386)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (Note 9)	80	2,442
Provision for uncollectible value-added taxes (Note 8)	1,703	1,350
Foreign currency transaction loss (gain)	27,780	(11,056)
Stock options issued for compensation (Note 12)	4,293	14,721
Change in fair value of warrant derivative liability (Note 13)	70,896	6,836
Changes in operating assets and liabilities:
Other receivables	2,969	(699)
Accounts receivable	(225,837)	20,287
Prepaid expenses and deposits	9,732	10,828
Due from related party (Note 7)	(2,136)	(80)
Accounts payable	48,775	31,037
Accrued liabilities and expenses	33,693	74,619
Value-added tax receivable (Note 8)	(6,763)	(1,769)
Net cash (used in) provided by operating activities	(154,508)	46,130

CASH FLOWS FROM FINANCING ACTIVITY:
Payment of warrant exercise costs	(7,650)	—
Net cash used in financing activity	(7,650)	—

Net (decrease) increase in cash and cash equivalents	(162,158)	46,130

Cash, cash equivalents and restricted cash beginning of period	1,210,440	545,961

Cash, cash equivalents and restricted cash end of period	$1,048,282	$592,091

Cash and cash equivalents	968,751	524,891
Restricted cash	79,531	67,200
Total cash, cash equivalents and restricted cash	$1,048,282	$592,091

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$2,555
Interest paid	$—	$—

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

Exploration Stage

The Company has established the existence of mineral resources for the Sierra Mojada Project. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for Sierra Mojada Project. Furthermore, the Company has no plans to establish proven or probable reserves for Sierra Mojada Project. As a result, the Company remains an exploration stage company, as defined by the SEC.

Beginning with the Company’s annual report on Form 10-K for the year ended October 31, 2022, the Company reports its mineral resources in accordance with S-K 1300.

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $152,036,970. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of January 31, 2026, the Company had cash and cash equivalents of $968,751 and a working capital deficiency of $6,223,967, excluding the warrant derivative liability. With respect to the anticipated costs associated with the aforementioned arbitration, as of September 5, 2023, the Company has secured third-party arbitration financing from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 5). The funding has been completed as a purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

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

These condensed interim consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2025, was derived from the audited consolidated financial statements. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025.

All figures are in United States dollars unless otherwise noted.

The condensed interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the condensed interim consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s condensed interim consolidated financial statements. Accordingly, operating results for the three months ended January 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026, or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 filed with the SEC on January 28, 2026.

Recent Accounting Pronouncements Adopted

In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this ASU did not materially impact the Company’s condensed interim consolidated financial statements and disclosures.

In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this ASU did not materially impact the Company’s condensed interim consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU did not materially impact the Company’s condensed interim consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its condensed interim consolidated financial statements and disclosures.

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

No portion of the equity value of the Company was classified as temporary equity as the South32 Option had no intrinsic value. South32 paid $518,000 to the Company as a final payment for the exploration costs incurred by the Company during the blockade, and the Company released South32 from all claims as of the date of termination.

As of March 13, 2026, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

On June 28, 2023, the Company commenced international arbitration proceedings against Mexico under the United States-Mexico-Canada Agreement (“USMCA”) and NAFTA (the “Arbitration” or the “Claim”). The Arbitration was initiated under the Convention on the Settlement of Investment Disputes between States and Nationals of Other States process, which falls under the auspices of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”), to which Mexico is a signatory.

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

During the three months ended January 31, 2026, pursuant to the terms of the LFA, the Company received $nil reimbursement of corporate operating costs from Bench Walk (January 31, 2025: $200,000). Subsequent to the quarter-end, the Company received $200,000 from Bench Walk on February 5, 2026 (Note 17).   Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $191,892 during the three months ended January 31, 2026 and accumulated legal and arbitration costs of $5,925,000 since September 2023. The Company continues to have complete control over the conduct of the international arbitration proceedings, insofar as the proceedings relate to the Company’s claims, and continues to have the right to settle with Mexico, discontinue proceedings, pursue the proceedings to a merits hearing and take any action the Company considers appropriate to enforce the resulting arbitral award.

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

During the three months ended January 31, 2026 and 2025, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	January 31, 2026	January 31, 2025

Exploration and property holding costs	$38,872	$36,314
Personnel	60,947	57,371
Office and administrative	32,403	23,084
Professional services	72,265	38,906
Directors’ fees	21,350	21,931
Income taxes	—	2,107
	225,837	179,713
Changes for the period	184,982	(18,787)
Accounts receivable	$410,819	$160,926

Accounts receivable – October 31, 2025	$184,982
Expenditure incurred during the three months ended January 31, 2026	225,837
Funding received	—
Accounts receivable – January 31, 2026	$410,819

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at January 31, 2026 and 2025 that upon exercise were issuable into 10,467,499 and 12,538,788 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because the average market prices are below the exercise price and they would have been anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of January 31, 2026, due from related party consists of $22,421 (October 31, 2025 - $20,285) due from Arras for shared employees’ salaries and office expenses. The Company and Arras have certain common directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the three months ended January 31, 2026 and 2025, expenses totaling $63,914 and $63,171 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. The Company estimates a net VAT of $78,151 (October 31, 2025 - $73,091) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the three months ended January 31, 2026, is as follows:

Allowance for uncollectible VAT – October 31, 2025	$547,484
Provision of VAT receivable allowance	1,703
Foreign currency translation adjustment	34,065
Allowance for uncollectible VAT – January 31, 2026	$583,252

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at January 31, 2026 and October 31, 2025, respectively:

	January 31,	October 31,
	2026	2025

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(704,568)	(704,488)
Less: Accumulated impairment	(112,307)	(112,307)
Office and mining equipment, net	$576	$656

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at January 31, 2026, October 31, 2025 and 2024:

Property concessions – October 31, 2024	$5,004,386
Impairment	(5,004,386)
Property concessions – January 31, 2026 and October 31, 2025	$—

During the fiscal year ended October 31, 2025, the Company recorded an impairment charge of $5,004,386 to write down the capitalized costs of the Sierra Mojada property concessions, reflecting management’s conclusion that these costs were no longer recoverable in light of the continuing illegal blockade preventing access to the site since 2019, the resulting prolonged suspension of exploration activities, and recent Mexican court decisions potentially impacting ownership of the concessions (refer to Note 15); the concessions remain subject to an ongoing international arbitration against the United Mexican States in respect of the Sierra Mojada project (refer to Note 4).

As of January 31, 2026, the Company still maintains the mineral concession rights, but at a $nil carrying value.

NOTE 11 – COMMON STOCK

No shares of common share stock were issued during the three months ended January 31, 2026 and 2025.

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

No options were granted or exercised during the three months ended January 31, 2026 and 2025.

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

The following is a summary of stock option activity for the three months ended January 31, 2026:

Options	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at October 31, 2025	4,725,000	$0.23	2.33	$225,870
Outstanding and exercisable at January 31, 2026	4,725,000	$0.23	2.08	$280,932

The Company recognized stock-based compensation costs for stock options of $4,293 and $14,721 for the three months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, there was $nil of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at January 31, 2026 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	1.05	$0.32	2,150,000	$0.32
0.195	150,000	2.12	0.195	150,000	0.195
0.16	2,425,000	2.99	0.16	2,425,000	0.16
$0.23	4,725,000	2.08	$0.23	4,725,000	$0.23

NOTE 13 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2026 is as follows:

Warrants	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2025	5,742,499	$0.13	3.00	$615,952
Outstanding and exercisable at January 31, 2026	5,742,499	$0.13	2.75	$712,896

No warrants were issued or exercised during the three months ended January 31, 2026 or 2025.

Summarized information about warrants outstanding and exercisable at January 31, 2026 is as follows:

Warrants Outstanding and Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)
$0.13	5,742,499	2.75	$0.13

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of Canadian dollar ("$CDN") $0.13 in connection with the $CDN 0.11 Unit private placement. The Company’s $CDN warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company.

The following is a summary of the Company’s warrant derivative liability at January 31, 2026:

Warrant derivative liability at October 31, 2025	$777,095
Foreign currency translation adjustment	27,780
Change in fair value of warrant derivative liability	70,896
Warrant derivative liability at January 31, 2026	$875,771

The fair value of the warrants issued in the $CDN 0.11 Unit private placement was revalued to be $875,771 based on the Black-Scholes pricing model using a risk-free interest rate of 3.58%, expected volatility of 58.93%, dividend yield of 0%, and a contractual term of 2.75 years as of January 31, 2026.

NOTE 14 – FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at January 31, 2026 and October 31, 2025 due to the short maturities of these financial instruments. There were no transfers between Levels 1, 2 and 3 during the three months ended January 31, 2026 and 2025.

Warrant Derivative liability

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The Company has used the Black-Scholes pricing model to fair value the warrants (Note 12). Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on the historical volatility and may be adjusted to reflect the implicit discount to historical volatilities observed in the prices of traded warrants. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is expected to be none as the Company has not paid dividends nor does the Company anticipate paying any dividend in the foreseeable future.

The derivative is not traded in an active market, and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the condensed interim consolidated statement of operations and comprehensive loss each reporting period. This is considered to be a Level 3 financial instrument.

The Company has the following liabilities under the fair value hierarchy measured at fair value on a recurring basis:

	January 31, 2026
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$875,771

	October 31, 2025
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$777,095

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of January 31, 2026, and October 31, 2025, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $940,684 and $1,059,821, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at January 31, 2026 and October 31, 2025, cash and cash equivalents consist of guaranteed investment certificates of $17,844 and $17,264, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of January 31, 2026 and 2025, the U.S. dollar equivalent balance for these accounts was $79,531 and $74,875, respectively. As of January 31, 2026, a cash balance of $79,531 (the Mexican peso (“$MXN”) 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivables from GST refunds, Bench Walk and a related party and proceeds from warrant exercises. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At January 31, 2026 and October 31, 2025, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as much as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At January 31, 2026, the Company has $968,751 (October 31, 2025 - $1,135,565) of cash and cash equivalents to settle current liabilities of $7,734,693, excluding warrant derivative liability (October 31, 2025 - $7,659,875). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the three months ended January 31, 2026, a 1% decrease in interest rates would have resulted in a reduction of approximately $3,000 in interest income for the period.

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

Based on the net exposures as at January 31, 2026, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $58,000 in the Company’s net income.

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

The Company cannot determine the likelihood of succeeding in collecting any amount, as such has not accrued any amounts in the condensed interim consolidated financial statements with respect to this claim.

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

Due to this recent ruling, continued consultation with the legal counsel and the continued inability to access the property, the Company recorded a litigation accrual of $7.08 million ($5.9 million plus legal costs of 20% of the ruling, as prescribed by the Civil Court) as of January 31, 2026 and October 31, 2025 with respect to this claim, in accordance with ASC 450. However, the Company believes the likelihood of the plaintiff enforcing collection of any amount on this claim is remote and will continue to defend itself in such enforcement.

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

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of January 31, 2026, the deferred salary and bonus amounts, with accrued interest, are approximately $824,000.

As the outcome of the Arbitration is not determinable as at January 31, 2026, no expense has been recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended
	January 31,
	2026	2025
Net loss
Mexico	$(11,000)	$(68,000)
Canada	(109,000)	(33,000)
Kazakhstan	—	(1,000)
Net Loss	$(120,000)	$(102,000)

The following table details the allocation of assets included in the accompanying balance sheet at January 31, 2026:

	Canada	Mexico	Total
Cash and cash equivalents	$968,000	$—	$968,000
Restricted cash		80,000	80,000
Other receivables	3,000	—	3,000
Accounts receivables	411,000	—	411,000
Prepaid expenses and deposits	26,000	—	26,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	78,000	78,000
Office and mining equipment, net	—	1,000	1,000
	$1,430,000	$159,000	$1,589,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$1,135,000	$—	$1,135,000
Restricted cash		75,000	75,000
Other receivables	6,000	—	6,000
Accounts receivables	185,000	—	185,000
Prepaid expenses and deposits	36,000	—	36,000
Due from related party	20,000	—	20,000
Value-added tax receivable, net	—	73,000	73,000
Office and mining equipment, net	—	1,000	1,000
	$1,382,000	$149,000	$1,531,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

NOTE 17 – SUBSEQUENT EVENTS

On February 5, 2026, the Company received a payment of $200,000 from Bench Walk. (Note 5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When using the terms “Silver Bull,” or the “Company,” management is referring to Silver Bull Resources, Inc. and its subsidiaries, unless the context otherwise requires.  Management has included technical terms important to an understanding of the Company’s business under “Glossary of Common Terms” in its Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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
  The possible impact on the Company’s operations of the blockade by a cooperative of miners on the Sierra Mojada property
  The potential acquisition of additional mineral properties or property concessions;
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

These statements are based on certain assumptions and analyses made by us in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, and the actual results could differ from those expressed or implied in these forward-looking statements as a result of the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, including without limitation, risks associated with the following:

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

Cautionary Note Regarding Exploration Stage Companies

Silver Bull is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves unless and until a feasibility study is completed for the Sierra Mojada concessions that shows proven and probable reserves. There can be no assurance that these concessions contain proven and probable reserves, and investors may lose their entire investment. See the sections titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

On June 28, 2023, the Company filed a request for arbitration (the “Arbitration”) before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”). Since the arbitration request, the Arbitration has become the Company’s core focus. The Arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico, and its Claimant’s Reply was filed on April 25, 2025. The reply responded to Mexico’s Counter Memorial, and revised the damages estimate to the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in Washington, D.C. in October 2025, and the Company submitted its post-hearing brief to the tribunal on November 21, 2025 and its costs on December 5, 2025. The tribunal is expected to render its final ruling as soon as practicable. If successful in the Arbitration, the Company will take appropriate steps to enforce and recover such an arbitral award (“Award”). The execution and enforcement of an Award may present material challenges and take a number of years.

Silver Bull’s principal office is located at 999 West Hastings Street, Suite 1508, Vancouver, BC, Canada V6C 2W2, and the telephone number is 604-687-5800.

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

Results of Operations

Three Months Ended January 31, 2026 and 2025

For the three months ended January 31, 2026, the Company recorded a net loss of $120,000, or approximately $nil per share, compared to a net loss of $102,000, or approximately $nil per share, during the comparable period last year. The $18,000 increase in net loss was primarily due to $24,000 in other expenses compared to $4,000 in other income, a $3,000 increase in exploration and property holding costs, which was offset by a $10,000 decrease in administrative expenses in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $3,000 to $75,000 for the three months ended January 31, 2026, compared to $72,000 for the comparable period last year. This increase was mainly due to the appreciation of Mexican peso (“$MXN”), which was offset by a $2,000 decrease in the depreciation in the three months ended January 31, 2026. During the three months ended January 31, 2026, the Company recorded a contra expense of $39,000 in exploration and property holding costs compared to $36,000 in the same period last year, which is comprised of funds from the Funding Agreement.

General and Administrative Expenses

The Company recorded $21,000 general and administrative expenses in the three months ended January 31, 2026 compared to $31,000 general and administrative expenses in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $4,000 in stock-based compensation included in general and administrative expense for the three months ended January 31, 2026 compared to $14,000 in stock-based compensation for the comparable period last year as a result of stock options that were granted and vested to employees, directors and consultants. There were no options granted during the three months ended January 31, 2026 and 2025.

Personnel costs of $66,000 in the three months ended January 31, 2026 were similar to the $66,000 in such costs in the same period last year.

Office and administrative costs increased $8,000 to $45,000 for the three months ended January 31, 2026 as compared to $36,000 for the comparable period last year. This increase was primarily due to increased travel costs.

Professional fees increased by $29,000 to $72,000 for the three months ended January 31, 2026 compared to $43,000 for the comparable period last year. This increase was mainly due to increases in accounting fees and legal costs compared to the same period last year.

Directors’ fees decreased by $5,000 to $23,000 for the three months ended January 31, 2026 as compared to $28,000 for the comparable period last year. This decrease was primarily due to a $5,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $2,000 provision for uncollectible VAT for the three months ended January 31, 2026 as compared to a $1,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended January 31, 2026, the Company recorded a contra expense of $187,000 in general and administrative expenses compared to $143,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a nonrecourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of its investment return.

During the three months ended January 31, 2026, the Arbitration lawyers incurred $192,000 in legal costs compared to $852,000 in the same period last year. All of which was paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $24,000 for the three months ended January 31, 2026 as compared to other income of $4,000 for the comparable period last year. The significant factor contributing to other expenses in the three months ended January 31, 2026 was a $71,000 expense from the change in fair value of the warrant derivative liability which was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2025 to January 31, 2026. This was offset by a $40,000 foreign currency transaction gain and $8,000 of interest income. The significant factor contributing to other income in the three months ended January 31, 2025 was $4,000 of interest income and $7,000 foreign currency transaction income, which was offset by a $7,000 expense from the change in fair value of the warrant derivative liability which was due to a decrease in the fair value of warrants with a $CDN exercise price from October 31, 2024 to January 31, 2025.

Material Changes in Financial Condition; Liquidity and Capital Resources

Litigation Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the three months ended January 31, 2026, the Company received funding of $nil as reimbursement of corporate operating costs incurred.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

Cash Flows

During the three months ended January 31, 2026, cash and cash equivalents were primarily utilized to fund the exploration activities and general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,136,000 at October 31, 2025 to $969,000 at January 31, 2026.

Cash flows used in operating activities for the three months ended January 31, 2026 were $155,000. Cash flows provided by operating activities for the three months ended January 31, 2025 were $46,000. This increase in cash used was mainly due to the timing of certain payments and the timing of the collection of accounts receivable.

Cash flows used by investing activities for the three months ended January 31, 2026 and 2025 were $nil.

Cash flows used in financing activities for the three months ended January 31, 2026 were $8,000, which was due to the payment of expenses relating to the warrant exercises in the 2025 fiscal year  . In the comparative period, cash flows used by financing activities was $nil.

Capital Resources

As of January 31, 2026, the Company had cash and cash equivalents of $969,000 and working capital deficiency of $6,224,000, excluding the warrant derivative liability, as compared to cash and cash equivalents of $1,136,000 and working capital deficiency of $6,202,000, excluding the warrant derivative liability as of October 31, 2025. The decrease in liquidity and working capital were primarily the result of increased accounts receivable and increased general and administrative expenses, which was offset by increased payable and accrued liabilities during the three months ended January 31, 2026.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $152,037,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations

Despite the arbitration finance in place, based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement aimed at covering arbitration legal costs and certain other costs, supplemental fundraising will be essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing, and the exercising of warrants by warrantholders. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

Any future additional financing in the near term will likely be in the form of the issuance of equity securities, which would result in dilution to Silver Bull’s existing stockholders. Moreover, the Company may incur significant fees and expenses in the pursuit of a financing or other strategic transaction, which will increase the rate at which its cash and cash equivalents are depleted.

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

The aforementioned Arbitration process has required the Company to incur significant expense and devote significant resources. The outcome of the Arbitration claim and the process for recovering funds, even if there is a successful outcome, can be lengthy and unpredictable.

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of February 28, 2026, the Company had approximately $1.0 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Critical Accounting Policies

The critical accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 filed with the SEC on January 28, 2026.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of January 31, 2026.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2026, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 15 –Commitments and Contingencies to the Company’s condensed interim consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025.

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

During the fiscal quarter ended January 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2026, is formatted in XBRL (Extensible Business Reporting Language): Interim Condensed Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: March 13, 2026	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 13, 2026	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

