Form 10-Q
period 2026-04-30
SILVER BULL RESOURCES, INC.
filed 2026-06-12
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2026.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of June 11, 2026, there were 49,337,882 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2026	October 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$917,755	$1,135,565
Restricted cash (Note 14)	79,306	74,875
Other receivables	1,701	5,813
Accounts receivable (Note 5)	392,132	184,982
Prepaid expenses and deposits	16,606	36,092
Due from related party (Note 7)	21,933	20,285
Total Current Assets	1,429,433	1,457,612

Value-added tax receivable, net of allowance for uncollectible taxes of $584,553 and $547,483, respectively (Note 8)	76,553	73,091
Office and mining equipment, net (Note 9)	496	656
TOTAL ASSETS	$1,506,482	$1,531,359

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$85,491	$98,990
Accrued liabilities and expenses (Note 15)	7,625,108	7,559,385
Income tax payable	1,500	1,500
Warrant derivative liability (Note 13)	1,932,261	777,095
TOTAL LIABILITIES	$9,644,360	$8,436,970
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIENCY (Notes 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 49,292,882 shares issued and outstanding	2,560,788	2,560,788
Additional paid-in capital	142,362,923	142,358,630
Accumulated deficit	(153,153,837)	(151,917,277)
Accumulated other comprehensive income	92,248	92,248
Total Stockholders’ Deficiency	(8,137,878)	(6,905,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,506,482	$1,531,359

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	31,490	38,933	145,608	145,173
Depreciation (Note 9)	80	2,302	160	4,744
Funding Agreement reimbursement (contra expense) (Note 5)	(28,956)	(31,350)	(67,828)	(67,664)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	2,614	9,885	77,940	82,253

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	66,179	65,454	132,014	131,418
Office and administrative	61,808	64,347	106,685	100,524
Professional services	23,173	20,933	95,440	63,803
Directors’ fees	21,401	24,146	44,477	52,296
Provision for uncollectible value-added taxes (Note 8)	2,959	2,275	4,662	3,625
Funding Agreement reimbursement (contra expense) (Note 5)	(152,357)	(165,348)	(339,322)	(308,747)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	23,163	11,807	43,956	42,919

LOSS FROM OPERATIONS	(25,777)	(21,692)	(121,896)	(125,172)

OTHER (EXPENSES) INCOME
Interest income	7,260	3,378	15,027	7,097
Foreign currency transaction loss	(49,918)	(15,200)	(10,363)	(8,129)
Change in fair value of warrants derivative liability (Note 13)	(1,047,557)	(36,753)	(1,118,453)	(43,589)
TOTAL OTHER EXPENSES	(1,090,215)	(48,575)	(1,113,789)	(44,621)

LOSS BEFORE INCOME TAXES	(1,115,992)	(70,267)	(1,235,685)	(169,793)

INCOME TAX EXPENSE	(875)	—	(875)	(2,860)

NET AND COMPREHENSIVE LOSS	(1,116,867)	(70,267)	(1,236,560)	(172,653)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.02)	$(0.00)	$(0.03)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	49,292,882	47,376,039	49,292,882	47,370,759

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Six months ended April 30, 2026
Balance, October 31, 2025	49,292,882	$2,560,788	$142,358,630	$(151,917,277)	$92,248	$(6,905,611)
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	4,293	—	—	4,293
Net loss for the six-month period ended April 30, 2026	—	—	—	(1,236,560)	—	(1,236,560)
Balance, April 30, 2026	49,292,882	$2,560,788	$142,362,923	$(153,153,837)	$92,248	$(8,137,878)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Three months ended April 30, 2026
Balance, January 31, 2026	49,292,882	$2,560,788	$142,362,923	$(152,036,970)	$92,248	$(7,021,011)
Stock option activity as follows:
Net loss for the three-month period ended April 30, 2026	—	—	—	(1,116,867)	—	(1,116,867)
Balance, April 30, 2026	49,292,882	$2,560,788	$142,362,923	$(153,153,837)	$92,248	$(8,137,878)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued) (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Six months ended April 30, 2025
Balance, October 31, 2024	47,365,652	$2,541,515	$141,723,305	$(138,814,271)	$92,248	$5,542,797
Issuance of common stock as follows:
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
Issuance of common stock as follows:
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

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236,560)	$(172,653)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	160	4,744
Provision for uncollectible value-added taxes	4,662	3,625
Foreign currency transaction loss	36,713	11,239
Stock options issued for compensation (Note 12)	4,293	21,329
Change in fair value of warrant derivative liability (Note 13)	1,118,453	43,589
Changes in operating assets and liabilities:
Value-added tax receivable	(8,124)	(5,008)
Other receivables	4,112	(1,541)
Accounts receivables (Note 5)	(207,150)	(176,411)
Prepaid expenses and deposits	19,486	13,925
Due from related party (Note 7)	(1,647)	1,567
Accounts payable	(5,852)	4,241
Accrued liabilities and expenses	65,725	74,778
Net cash used in operating activities	(205,729)	(176,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of warrant exercise costs	(7,650)	—
Proceeds from warrant exercise, net of issuance costs (Notes 11 and 13)	—	5,978
Net cash (used in) provided by financing activities	(7,650)	5,978

Net decrease in cash and cash equivalents	(213,379)	(170,598)

Cash and cash equivalents beginning of period	1,210,440	545,961

Cash and cash equivalents end of period	$997,061	$375,363

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$875	$—
Interest paid	—	—

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

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

The Company has been pursuing an Arbitration Claim (the “Arbitration” or the “Claim”) against the United Mexican States (“Mexico”). The Arbitration arose from Mexico’s unlawful expropriation and other unlawful treatment of Silver Bull and its investments resulting from the illegal blockade of Silver Bull’s Sierra Mojada Property. The Arbitration hearing was held in Washington, D.C. in October 2025, and the Company submitted its post-hearing brief to the tribunal on November 21, 2025 and its costs on December 5, 2025. On May 29, 2026, the tribunal of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) rendered its final award dismissing the Claim, concluding that the tribunal did not have jurisdiction and/or was time-barred to hear the Company’s Claim (ICSID Case No. ARB/23/24). The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration. The Company is also evaluating its strategic options following the dismissal including seeking resolution of the ongoing blockade and/or identifying other exploration projects for potential development and investment.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $153,153,837. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of April 30, 2026, the Company had cash and cash equivalents of $917,755 and a working capital deficiency of $6,282,666, excluding the warrant derivative liability. With respect to the costs associated with the aforementioned arbitration, as of September 5, 2023, the Company secured third-party arbitration financing from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 5). The funding has been provided as a purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico.

Based on the Company’s constrained cash and cash equivalents, and history of losses, there exists a certain level of uncertainty regarding the Company’s ability to sustain its operation over the next 12 months as a going concern. While the Company entered into a Funding Agreement (as defined in Note 5) that covered arbitration legal costs and certain other costs, supplemental fundraising is essential to meet more extensive operational demands. Management plans to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that they alleviate the substantial doubt that the Company can continue its operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans

These condensed interim consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

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

The condensed interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the condensed interim consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s condensed interim consolidated financial statements. Accordingly, operating results for the six months ended April 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026, or any future period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are defined in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on January 28, 2026.

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

As of June 11, 2026, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim on the basis that it did not have jurisdiction and/or was time-barred and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 (Note 17).

NOTE 5 – ARBITRATION FINANCING

On September 5, 2023, the Company entered into a litigation funding agreement (“Funding Agreement” or the “LFA”) with Bench Walk, a third party that specializes in funding litigation and arbitration claims. Under the terms of the LFA, Bench Walk agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Arbitration proceedings as a purchase of a contingent entitlement to damages.

During the six months ended April 30, 2026, pursuant to the terms of the LFA, the Company received $200,000 reimbursement of corporate operating costs from Bench Walk (April 30, 2025: $200,000). Subsequent to the quarter-end, the Company received $200,000 from Bench Walk on May 1, 2026 (Note 17). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $191,892 during the six months ended April 30, 2026 and accumulated legal and arbitration costs of $5,925,000 since September 2023.

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

During the six months ended April 30, 2026 and 2025, the following is a summary of the Company’s expenditures that have been incurred and reimbursed or are expected to be reimbursed from Bench Walk.

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Exploration and property holding costs	$28,956	$31,350	$67,828	$67,664
Personnel	63,479	59,908	124,426	117,278
Office and administrative	44,074	56,940	76,477	80,024
Professional services	22,527	26,104	94,793	65,010
Directors’ fees	21,402	22,396	42,751	44,328
Income taxes	875	—	875	2,107
	181,313	196,698	407,150	376,411
Changes for the period	210,819	160,926	(15,018)	(18,787)
Accounts receivable	$392,132	357,624	$392,132	$357,624

Accounts receivable – October 31, 2025	$184,982
Expenditure incurred during the six months ended April 30, 2026	407,150
Funding received	(200,000)
Accounts receivable – April 30, 2026	$392,132

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at April 30, 2026 and 2025 that upon exercise were issuable into 10,467,499 and 12,517,288 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive

NOTE 7 – DUE FROM RELATED PARTY

As of April 30, 2026, due from related party consists of $21,933 (October 31, 2025 - $20,285) due from Arras for shared employees’ salaries and office expenses. The Company and Arras have certain common directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the six months ended April 30, 2026 and 2025, expenses totaling $192,681 and $178,659 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. As of April 30, 2026, the Company estimates a net VAT of $76,553 (October 31, 2025 - $73,091) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the six months ended April 30, 2026, is as follows:

Allowance for uncollectible VAT – October 31, 2025	$547,483
Provision of VAT receivable allowance	4,662
Foreign currency translation adjustment	32,408
Allowance for uncollectible VAT –April 30, 2026	$584,553

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at April 30, 2026 and October 31, 2025, respectively:

	April 30,	October 31,
	2026	2025

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(704,648)	(704,488)
Less: Accumulated impairment	(112,307)	(112,307)
Office and mining equipment, net	$496	$656

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at April 30, 2026, October 31, 2025 and 2024:

Property concessions – October 31, 2024	$5,004,386
Impairment	(5,004,386)
Property concessions – April 30, 2026 and October 31, 2025	$—

During the fiscal year ended October 31, 2025, the Company recorded an impairment charge of $5,004,386 to write down the capitalized costs of the Sierra Mojada property concessions, reflecting management’s conclusion that these costs were no longer recoverable in light of the continuing illegal blockade preventing access to the site since 2019, the resulting prolonged suspension of exploration activities, and recent Mexican court decisions potentially impacting ownership of the concessions (refer to Note 15).

As of April 30, 2026, the Company still maintains the mineral concession rights, but at a $nil carrying value.

NOTE 11 – COMMON STOCK

No shares of common stock were issued during the six months ended April 30, 2026.

On March 18, 2025, 21,500 warrants to acquire 21,500 shares of common stock were exercised at an exercise price of $0.59 per share of common stock for aggregate gross proceeds of $12,685, of which $0.25 per share was paid to Arras ($5,375).

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

No options were granted or exercised during the six months ended April 30, 2026 and 2025.

The expected volatility assumption is based on the historical volatility of the price of the common stock. The risk-free interest rate assumption is based on yield curves on government zero-coupon bonds with a remaining term equal to the stock options’ expected life. The Company has not paid and does not anticipate paying dividends on its common stock. Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, the Company applied the estimated forfeiture rate of 0% in determining the expense recorded in the accompanying condensed interim consolidated statements of operations and comprehensive loss.

The following is a summary of stock option activity for the six months ended April 30, 2026:

Options	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2025	4,725,000	$0.23	2.33	$225,870
Outstanding and exercisable at April 30, 2026	4,725,000	$0.23	1.83	$867,036

The Company recognized stock-based compensation costs for stock options of $4,293 and $21,329 for the six months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there was $nil of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at April 30, 2026 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	0.81	$0.32	2,150,000	$0.32
0.195	150,000	1.87	0.195	150,000	0.195
0.16	2,425,000	2.75	0.16	2,425,000	0.16
$0.23	4,725,000	1.83	$0.23	4,725,000	$0.23

NOTE 13 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2026 is as follows:

Warrants	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2025	5,742,499	$0.13	3.00	$615,952
Outstanding and exercisable at April 30, 2026	5,742,499	$0.13	2.50	$1,806,476

No warrants were issued or exercised during the six months ended April 30, 2026.

On March 18, 2025, the Company received gross proceeds of $12,685 related to an exercise of 21,500 warrants at an exercise price of $0.59 per share of common stock, and paid Arras $5,375 for the issuance of Arras shares, for net proceeds of $7,310, excluding issuance costs of $1,332.

No warrants were issued during the six months ended April 30, 2025.

Summarized information about warrants outstanding and exercisable at April 30, 2026 is as follows:

Warrants Outstanding and Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)
$0.13	5,742,499	2.50	$0.13

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of Canadian dollar ("$CDN") $0.13 per share in connection with the $CDN 0.11 Unit private placement. The Company’s $CDN warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company.

The following is a summary of the Company’s warrant derivative liability at April 30, 2026:

Warrant derivative liability at October 31, 2025	$777,095
Foreign currency translation adjustment	36,713
Change in fair value of warrant derivative liability	1,118,453
Warrant derivative liability at April 30, 2026	$1,932,261

The fair value of the warrants issued in the $CDN 0.11 Unit private placement was revalued to be $1,932,261 based on the Black-Scholes pricing model using a risk-free interest rate of 3.89%, expected volatility of 64.72%, dividend yield of 0%, and a contractual term of 2.50 years as of April 30, 2026.

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at April 30, 2026 and October 31, 2025 due to the short maturities of these financial instruments. There were no transfers between Levels 1, 2 and 3 during the six months ended April 30, 2026 and 2025.

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

The Company has the following liabilities under the fair value hierarchy measured at fair value on a recurring basis:

	April 30, 2026
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$1,932,261

	October 31, 2025
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$777,095

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of April 30, 2026, and October 31, 2025, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $873,254 and $1,059,821, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at April 30, 2026 and October 31, 2025, cash and cash equivalents consist of guaranteed investment certificates of $17,763 and $17,264, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of April 30, 2026 and 2025, the U.S. dollar equivalent balance for these accounts was $79,273 and $70,963, respectively. As of April 30, 2026, a cash balance of $79,306 (the Mexican peso (“$MXN”) 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivables from GST refunds, Bench Walk and a related party and proceeds from warrant exercises. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At April 30, 2026 and October 31, 2025, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as much as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At April 30, 2026, the Company has $917,755 (October 31, 2025 - $1,135,565) of cash and cash equivalents to settle current liabilities of $7,712,099, excluding warrant derivative liability (October 31, 2025 - $7,659,875). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the six months ended April 30, 2026, a 1% decrease in interest rates would have resulted in a reduction of approximately $5,000 in interest income for the period.

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

Based on the net exposures as at April 30, 2026, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $41,000 in the Company’s net income.

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

On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim on the basis that it did not have jurisdiction and/or was time-barred and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 (Note 17).

To support the legacy NAFTA claim, the Company engaged an arbitration consultant, who, upon a successful arbitration ruling, is to receive an arbitration fee amounting to 6% of the net amount of the award by ICSID less all associated direct costs incurred by the Company.

As succeeding in collecting any amount is unlikely, the Company has not accrued any amounts in the condensed interim consolidated financial statements with respect to this claim.

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

Due to this recent ruling, continued consultation with the legal counsel and the continued inability to access the property, the Company recorded a litigation accrual of $7.08 million ($5.9 million plus legal costs of 20% of the ruling, as prescribed by the Civil Court) as of April 30, 2026 and October 31, 2025 with respect to this claim, in accordance with ASC 450. However, the Company believes the likelihood of the plaintiff enforcing collection of any amount on this claim is remote and will continue to defend itself in such enforcement.

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

Arbitration Financing

On September 5, 2023, the Company entered into the LFA with Bench Walk (Note 5). Under the terms of the LFA, Bench Walk agreed to fund the Company with up to $9.5 million to cover the Company’s legal, tribunal and external expert costs and defined corporate operating expenses associated with the Claim in relation to the international arbitration proceedings as a purchase of a contingent entitlement to damages.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim Proceeds of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of Claim Proceeds). The actual return to Bench Walk may be lower than the foregoing amounts depending on how quickly the Claim is resolved.

As security for Bench Walk’s entitlement to receive a share of the Claim Proceeds under the LFA, the Company granted to Bench Walk a security interest in the Claim Proceeds, the Claim, all documents of title pertaining to the Claim, rights under any appeal bond or similar instrument posted by any of the defendants in the Claim, and all proceeds of any of the foregoing (refer to Note 5).

Management Retention Agreement and Salaries

The Company established a Management Retention Agreement (the “MRA”), which is a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific Arbitration-related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The Toronto Stock Exchange (the “TSX”) and the Company’s disinterested shareholders have approved of the MRA as of the date of Silver Bull’s 2024 annual meeting of shareholders in April 2024.

Additionally, management of the Company has agreed to defer a portion of its salaries, as well as an annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors, such as Bench Walk.  Deferred amounts owed to management will accrue interest at a rate of 6% per annum, compounded annually. As of April 30, 2026, the deferred salary and bonus amounts, with accrued interest, are approximately $825,000.

As the outcome of the Arbitration was not determinable as at April 30, 2026, no expense was recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Mexico	$(44,000)	$(25,000)	$(55,000)	$(94,000)
Canada	(1,072,000)	(45,000)	(1,181,000)	(78,000)
Kazakhstan	(1,000)	—	(1,000)	(1,000)
Net Loss	$(1,117,000)	$(70,000)	$(1,237,000)	$(173,000)

The following table details the allocation of assets included in the accompanying balance sheet at April 30, 2026:

	Canada	Mexico	Total
Cash and cash equivalents	$917,000	$—	$917,000
Restricted cash		79,000	79,000
Other receivables	2,000	—	2,000
Accounts receivables	392,000	—	392,000
Prepaid expenses and deposits	16,000	—	16,000
Due from related party	22,000	—	22,000
Value-added tax receivable, net	—	77,000	77,000
Office and mining equipment, net	—	1,000	1,000
	$1,349,000	$157,000	$1,506,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$1,135,000	$—	$1,135,000
Restricted cash		75,000	75,000
Other receivables	6,000	—	6,000
Accounts receivables	185,000	—	185,000
Prepaid expenses and deposits	36,000	—	36,000
Due from related party	20,000	—	20,000
Value-added tax receivable, net	—	73,000	73,000
Office and mining equipment, net	—	1,000	1,000
	$1,382,000	$149,000	$1,531,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Exploration and property holding costs for the period
Mexico	$(2,000)	$(10,000)	$(77,000)	$(81,000)
Kazakhstan	(1,000)	—	(1,000)	(1,000)
	$(3,000)	$(10,000)	$(78,000)	$(82,000)

NOTE 17 – SUBSEQUENT EVENTS

On May 1, 2026, the Company received a payment of $200,000 from Bench Walk.

On May 29, 2026, the ICSID tribunal issued its final award in ICSID Case No. ARB/23/24, dismissing the Company’s Claim on the basis that it lacked jurisdiction and/or that the claim was time-barred and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000. (Note 4). The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration .

On June 3, 2026, 45,000 warrants to acquire 45,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $4,213 ($CDN 5,850).

Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement, and the Company wrote off the related account balance of $192,132.

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

Business Overview

Silver Bull, incorporated in Nevada, is an exploration stage company, engaged in the business of mineral exploration, and its primary objective is to define sufficient mineral reserves on the Sierra Mojada Property to justify the development of a mechanized mining operation. The Company conducts its operations in Mexico through its wholly owned Mexican subsidiaries, Minera Metalin S.A. de C.V. (“Minera Metalin”) and Minas de Coahuila SBR S.A. de C.V. On August 26, 2021, the wholly owned Mexican subsidiary, Contratistas de Sierra Mojada S.A. de C.V. merged with and into Minera Metalin. As noted above, the Company has not established any reserves at the Sierra Mojada Property, and it is in the exploration stage, and may never enter the development or production stage.

On April 23, 2023, Nomad Minerals Ltd. (“Nomad Minerals"), a wholly owned subsidiary of the Company, was incorporated in British Columbia, Canada. On April 28, 2023, Nomad Metals Limited was incorporated at Astana International Financial Centre in Astana, Republic of Kazakhstan, as a wholly owned subsidiary of Nomad Minerals.

On June 28, 2023, the Company filed a request for arbitration (the “Arbitration”) before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”). Since the arbitration request, the Arbitration has become the Company’s core focus. The Arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico, and its Claimant’s Reply was filed on April 25, 2025. The reply responded to Mexico’s Counter Memorial, and revised the damages estimate to the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in Washington, D.C. in October 2025, and the Company submitted its post-hearing brief to the tribunal on November 21, 2025 and its costs on December 5, 2025. On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim concluding that it did not have jurisdiction and/or was time-barred to hear the Company’s Claim (ICSID Case No. ARB/23/24). The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration. The Company is also evaluating its strategic options following the dismissal, including seeking resolution of the ongoing blockade and/or identifying other exploration projects for potential development and investment.

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

Results of Operations

Three Months Ended April 30, 2026 and 2025

For the three months ended April 30, 2026, the Company recorded a net loss of $1,117,000, or approximately $0.02 per share, compared to a net loss of $70,000, or approximately $nil per share, during the comparable period last year. The $1,047,000 increase in net loss was primarily due to a $1,041,000 increase in other expenses and an $11,000 increase in administrative expenses, which was offset by a $7,000 decrease in exploration and property holding costs in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs decreased by $7,000 to $3,000 for the three months ended April 30, 2026, compared to $10,000 for the comparable period last year. This decrease was mainly due to a $7,000 decrease in exploration and property holding costs in the three months ended April 30, 2026 due to the reduced activities at Sierra Mojada Property. During the three months ended April 30, 2026, the Company recorded a contra expense of $29,000 in exploration and property holding costs compared to $31,000 in the same period last year, which is comprised of funds from the litigation funding agreement entered into on September 5, 2023, with Bench Walk, a third party that specializes in funding litigation and arbitration claims (the “Funding Agreement” or the “LFA”)

General and Administrative Expenses

The Company recorded $23,000 general and administrative expenses in the three months ended April 30, 2026 compared to $12,000 general and administrative expenses in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $nil in stock-based compensation included in general and administrative expense for the three months ended April 30, 2026 compared to $7,000 in stock-based compensation for the comparable period last year as a result of stock options that were granted and vested to employees, directors and consultants. There were no options granted during the three months ended April 30, 2026 and 2025.

Personnel costs of $66,000 in the three months ended April 30, 2026 were similar to the $65,000 in such costs in the same period last year.

Office and administrative costs of $62,000 in the three months ended April 30, 2026 were similar to the $64,000 in such costs in the same period last year.

Professional fees increased by $2,000 to $23,000 for the three months ended April 30, 2026 compared to $21,000 for the comparable period last year. This increase was mainly due to increases in accounting fees and arbitration-related costs, which were offset by a $3,000 decrease in legal fees compared to the same period last year.

Directors’ fees decreased by $3,000 to $21,000 for the three months ended April 30, 2026 as compared to $24,000 for the comparable period last year. This decrease was primarily due to a $3,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $3,000 provision for uncollectible VAT for the three months ended April 30, 2026 as compared to a $2,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended April 30, 2026, the Company recorded a contra expense of $152,000 in general and administrative expenses compared to $165,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a non-recourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of its investment return.

During the three months ended April 30, 2026, the Arbitration lawyers incurred $nil in legal costs compared to $494,000 in the same period last year all of which was paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $1,090,000 for the three months ended April 30, 2026 as compared to other expenses of $49,000 for the comparable period last year. The significant factor contributing to other expenses in the three months ended April 30, 2026 was a $1,048,000 expense from the change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from January 31, 2026 to April 30, 2026 and a $50,000 foreign currency transaction expense. This was offset by $7,000 of interest income. The significant factor contributing to other expenses in the three months ended April 30, 2025 was a $37,000 expense from the change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from January 31, 2025 to April 30, 2025 and a $15,000 foreign currency transaction expense, which was offset by $3,000 in interest income.

Six Months Ended April 30, 2026 and April 30, 2025

For the six months ended April 30, 2026, the Company had a net loss of $1,237,000, or approximately $0.03 per share, compared to a net loss of $173,000, or approximately $nil per share, during the comparable period last year. The $1,064,000 increase in net loss was primarily due to a $1,114,000 increase in other expenses, which was offset by a $4,000 decrease in exploration and property holding costs.

Exploration and Property Holding Costs

Exploration and property holding costs decreased by $4,000 to $78,000 for the six months ended April 30, 2026, compared to $82,000 for the comparable period last year. This decrease was mainly due to a $4,000 decrease in depreciation costs. During the six months ended April 30, 2026, the Company recorded a contra expense of $68,000 in exploration and property holding costs compared to $68,000 in the same period last year, which is comprised of funds from the Funding Agreement.

General and Administrative Expenses

General and administrative expenses increased by $1,000 to $44,000 in the six months ended April 30, 2026 from $43,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $4,000 in stock-based compensation included in general and administrative expense for the six months ended April 30, 2026 compared to $21,000 for the comparable period last year as a result of stock options that were granted and vested to employees, directors and consultants in the six months ended April 30, 2025.

Personnel costs of $132,000 in the six months ended April 30, 2026 were similar to the $131,000 in such costs in the same period last year.

Office and administrative costs increased $6,000 to $107,000 for the six months ended April 30, 2026 as compared to $101,000 for the comparable period last year. This increase was primarily due to increased travel costs and listing costs.

Professional fees increased $31,000 to $95,000 for the six months ended April 30, 2026 compared to $64,000 for the comparable period last year. This increase was mainly due to an increase in accounting and legal costs.

Directors’ fees decreased $8,000 to $44,000 for the six months ended April 30, 2026 as compared to $52,000 for the comparable period last year. This decrease was primarily due to a $7,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $5,000 provision for uncollectible VAT for the six months ended April 30, 2026 as compared to a $4,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the six months ended April 30, 2026, the Company recorded a contra expense of $339,000 in the general and administrative expenses compared to $309,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk is funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This is a non-recourse agreement, and the Company has no obligation to repay any funds received under the agreement. In the event of a favorable outcome, Bench Walk would recover disbursed funding as part of its investment return.

During the six months ended April 30, 2026, the Arbitration lawyers incurred $192,000 in legal costs compared to $1,347,000 in the same period last year all of which were paid by Bench Walk directly.

Other (Expenses) Income

The Company recorded other expenses of $1,114,000 for the six months ended April 30, 2026 as compared to other expenses of $45,000 for the comparable period last year. The significant factor contributing to other expenses in the six months ended April 30, 2026 was a $1,118,000 expense from the change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2025 to April 30, 2026 and a $10,000 foreign currency transaction expense, which was offset by $15,000 in interest income. The significant factor contributing to other expenses in the six months ended April 30, 2025 was a $44,000 expense from the change in fair value of the warrant derivative liability due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2024 to April 30, 2025 and a $8,000 foreign currency transaction expense, which was offset by $7,000 in interest income.

Material Changes in Financial Condition; Liquidity and Capital Resources

Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk is paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the six months ended April 30, 2026, the Company received funding of $200,000 as reimbursement of corporate operating costs incurred.

The Company agreed that Bench Walk shall be entitled to receive a share of any proceeds arising from the Claim (the “Claim Proceeds”) of up to 3.5x Bench Walk’s capital outlay (or, if greater, a return of 1.0x Bench Walk’s capital outlay plus 30% of the Claim Proceeds).

Cash Flows

During the six months ended April 30, 2026, cash and cash equivalents were primarily utilized to fund the exploration activities and general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,136,000 at October 31, 2025 to $918,000 at April 30, 2026.

Cash flows used in operating activities for the six months ended April 30, 2026 were $206,000. Cash flows provided by operating activities for the six months ended April 30, 2025 were $177,000. This increase in cash used was mainly due to the timing of certain payments and the timing of the collection of accounts receivable.

Cash flows used by investing activities for the six months ended April 30, 2026 and 2025 were $nil.

Cash flows used in financing activities for the six months ended April 30, 2026 were $8,000, which was due to the payment of expenses relating to the warrant exercises in the 2025 fiscal year. Cash flows provided by financing activities for the six months ended April 30, 2025 were net proceeds of $6,000 from the exercise of 21,500 warrants at an exercise price of $0.59 per share, net of $0.25 per share paid to Arras.

Capital Resources

As of April 30, 2026, the Company had cash and cash equivalents of $918,000 and working capital deficiency of $6,283,000, excluding the warrant derivative liability, as compared to cash and cash equivalents of $1,136,000 and working capital deficiency of $6,202,000, excluding the warrant derivative liability as of October 31, 2025. The decrease in liquidity and working capital were primarily the result of increased accounts receivable and increased general and administrative expenses, which was offset by increased payable and accrued liabilities during the six months ended April 30, 2026.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $153,153,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of June 11, 2026, the Company had approximately $1.0 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of April 30, 2026.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2026, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Note 15– Commitments and Contingencies to the Company’s condensed interim consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding legal proceedings in which it is involved.

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

During the fiscal quarter ended April 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS*	Inline XBRL Instance Document				X
101.SCH*	Inline XBRL Schema Document				X
101.CAL*	Inline XBRL Calculation Linkbase Document				X
101.DEF*	Inline XBRL Definition Linkbase Document				X
101.LAB*	Inline XBRL Labels Linkbase Document				X
101.PRE*	Inline XBRL Presentation Linkbase Document				X
104	The Cover Page Interactive Data File (formatted as Inline XBRL (and contained in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the six months ended April 30, 2026, is formatted as Inline XBRL (Extensible Business Reporting Language): Condensed Interim Consolidated Balance Sheets, Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: June 11, 2026	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 11, 2026	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

