Form 10-Q
period 2026-07-31
SILVER BULL RESOURCES, INC.
filed 2026-09-10
CIK 1031093

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2026.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number: 001-33125

SILVER BULL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1766677
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of September 10, 2026, there were 49,337,882 shares of the registrant’s $0.01 par value common stock outstanding, the registrant’s only outstanding class of voting securities.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	July 31, 2026	October 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$925,524	$1,135,565
Restricted cash (Note 14)	80,145	74,875
Other receivables	902	5,813
Accounts receivable (Note 5)	—	184,982
Prepaid expenses and deposits	6,856	36,092
Due from related party (Note 7)	20,916	20,285
Total Current Assets	1,034,343	1,457,612

Value-added tax receivable, net of allowance for uncollectible taxes of $592,217 and $547,483, respectively (Note 8)	77,790	73,091
Office and mining equipment, net (Note 9)	416	656
TOTAL ASSETS	$1,112,549	$1,531,359

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$109,602	$98,990
Accrued liabilities and expenses (Notes 5 and 15)	8,837,206	7,559,385
Income tax payable	1,500	1,500
Warrant derivative liability (Note 13)	419,392	777,095
TOTAL LIABILITIES	$9,367,700	$8,436,970
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIENCY (Notes 11, 12 and 13)
Common stock, $0.01 par value; 150,000,000 shares authorized, 49,337,882 and 49,292,882 shares issued and outstanding, respectively	2,561,238	2,560,788
Additional paid-in capital	142,370,530	142,358,630
Accumulated deficit	(153,279,167)	(151,917,277)
Accumulated other comprehensive income	92,248	92,248
Total Stockholders’ Deficiency	(8,255,151)	(6,905,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,112,549	$1,531,359

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025

REVENUES	$—	$—	$—	$—

EXPLORATION AND PROPERTY HOLDING COSTS
Exploration and property holding costs	159,559	107,582	305,167	252,755
Depreciation and concession impairment (Notes 9 and 10)	80	65,780	240	70,524
Funding Agreement reimbursement (contra expense) (Note 5)	—	(31,187)	(67,828)	(98,851)
TOTAL EXPLORATION AND PROPERTY HOLDING COSTS	159,639	142,175	237,579	224,428

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel	56,187	60,298	188,201	191,716
Office and administrative	47,279	55,682	153,964	156,206
Professional services	29,085	15,514	124,525	79,317
Directors’ fees	21,302	24,021	65,779	76,317
Provision for uncollectible value-added taxes (Note 8)	1,508	1,212	6,170	4,837
Funding Agreement reimbursement (contra expense) (Note 5)	—	(140,331)	(339,322)	(449,078)
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	155,361	16,396	199,317	59,315

LOSS FROM OPERATIONS	(315,000)	(158,571)	(436,896)	(283,743)

OTHER (EXPENSES) INCOME
Interest income	7,103	3,426	22,130	10,523
Foreign currency transaction loss	(94,800)	(12,032)	(105,163)	(20,161)
Change in fair value of warrant derivative liability (Note 13)	1,478,823	(240,533)	360,370	(284,122)
Other expenses (Notes 5 and 15)	(1,201,456)	—	(1,201,456)	—
TOTAL OTHER INCOME (EXPENSES)	189,670	(249,139)	(924,119)	(293,760)

LOSS BEFORE INCOME TAXES	(125,330)	(407,710)	(1,361,015)	(577,503)

INCOME TAX RECOVERY (EXPENSE)	—	2,513	(875)	(347)

NET AND COMPREHENSIVE LOSS	(125,330)	(405,197)	(1,361,890)	(577,850)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 6)	$(0.00)	$(0.01)	$(0.03)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES	49,321,251	47,365,652	49,292,882	47,365,652

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Nine months ended July 31, 2026
Balance, October 31, 2025	49,292,882	$2,560,788	$142,358,630	$(151,917,277)	$92,248	$(6,905,611)
Issuance of common stock as follow:
- Exercise of warrants, net of issuance costs (Note 11)	45,000	450	3,429	—	—	3,879
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	4,178	—	—	4,178
Stock option activity as follows:
- Stock-based compensation for options issued to directors, officers, employees, and advisors (Note 12)	—	—	4,293	—	—	4,293
Net loss for the nine-month period ended July 31, 2026	—	—	—	(1,361,890)	—	(1,361,890)
Balance, July 31, 2026	49,337,882	$2,561,238	$142,370,530	$(153,279,167)	$92,248	$(8,255,151)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Three months ended July 31, 2026
Balance, April 30, 2026	49,292,882	$2,560,788	$142,362,923	$(153,153,837)	$92,248	$(8,137,878)
Issuance of common stock as follow:
- Exercise of warrants, net of issuance costs (Note 11)	45,000	450	3,429	—	—	3,879
Reclassification to additional paid-in capital upon exercise of warrants at price of $CDN 0.13	—	—	4,178	—	—	4,178
tock option activity as follows:
Net loss for the three-month period ended July 31, 2026	—	—	—	(125,330)	—	(125,330)
Balance, July 31, 2026	49,337,882	$2,561,238	$142,370,530	$(153,279,167)	$92,248	$(8,255,151)

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

SILVER BULL RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,361,890)	$(577,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and concessions’ impairment (Notes 9 and 10)	240	70,524
Provision for uncollectible value-added taxes (Note 8)	6,170	4,837
Foreign currency transaction loss	6,845	29,632
Stock options issued for compensation (Note 12)	4,293	27,769
Change in fair value of warrant derivative liability (Note 13)	(360,370)	284,122
Changes in operating assets and liabilities:
Value-added tax receivable (Note 8)	(10,868)	(6,591)
Other receivables	4,911	1,001
Accounts receivable (Note 5)	184,982	52,071
Prepaid expenses and deposits	29,236	27,485
Due from related party (Note 7)	(631)	1,780
Accounts payable	18,262	17,373
Accrued liabilities and expenses	1,277,820	145,965
Net cash (used in) provided by operating activities	(201,000)	78,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net of issuance costs (Notes 11 and 13)	3,879	81,756
Payment of warrant exercise costs	(7,650)	—
Net cash (used in) provided by financing activities	(3,771)	81,756

Net (decrease) increase in cash and cash equivalents	(204,771)	159,874

Cash and cash equivalents beginning of period	1,210,440	545,961

Cash and cash equivalents end of period	$1,005,669	$705,835

Cash and cash equivalents	925,524	630,960
Restricted cash	80,145	74,875
Total cash and cash equivalents	$1,005,669	$705,835

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$875	$—
Interest paid	—	—

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

The Company has been pursuing an Arbitration Claim (the “Arbitration” or the “Claim”) against the United Mexican States (“Mexico”). The Arbitration arose from Mexico’s unlawful expropriation and other unlawful treatment of Silver Bull and its investments resulting from the illegal blockade of Silver Bull’s Sierra Mojada Property. The Arbitration hearing was held in Washington, D.C. in October 2025, and the Company submitted its post-hearing brief to the tribunal on November 21, 2025 and its costs on December 5, 2025. On May 29, 2026, the tribunal of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) rendered its final award dismissing the Claim, concluding that the tribunal did not have jurisdiction and/or was time-barred to hear the Company’s Claim (ICSID Case No. ARB/23/24) and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 together with simple interest thereon (or on the outstanding balance thereof) at the U.S. Prime Rate from the date of this award until payment. The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration. The Company is also evaluating its strategic options following the dismissal including seeking resolution of the ongoing blockade and/or identifying other exploration projects for potential development and investment.

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

Going Concern

Since its inception in November 1993, the Company has not generated revenue and has incurred an accumulated deficit of $153,279,167. Accordingly, the Company has not generated cash flows from operations, and since inception the Company has relied primarily upon proceeds from private placements and registered direct offerings of the Company’s equity securities and warrant exercises as the primary sources of financing to fund the Company’s operations. As of July 31, 2026, the Company had cash and cash equivalents of $925,524 and a working capital deficiency of $8,333,000. With respect to the costs associated with the aforementioned arbitration, as of September 5, 2023, the Company secured third-party arbitration financing from Bench Walk Advisors LLC (“Bench Walk” or the “Funder”) in an amount of up to $9.5 million (Note 5). The funding has been provided as a purchase of a contingent entitlement to damages in the event that a damages award is recovered from Mexico. Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement, and the Company wrote off the related account receivable balance of $192,132 (Note 5).

Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that these plans may alleviate the substantial doubt regarding the Company's ability to continue operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

These condensed interim consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION

The Company’s condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules of the SEC regarding interim reporting. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at October 31, 2025, was derived from the audited consolidated financial statements. Accordingly, these condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025.

All figures are in United States dollars unless otherwise noted.

The condensed interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the condensed interim consolidated financial statements furnished herein include all adjustments, all of which are of a routine recurring nature, necessary for a fair statement of the results for the interim periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of the Company’s condensed interim consolidated financial statements. Accordingly, operating results for the nine months ended July 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026, or any future period.

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

As of September 10, 2026, the blockade by Mineros Norteños at, on and around the Sierra Mojada Property is ongoing, and the Company remains unable to access the Sierra Mojada Property.

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

On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim on the basis that it did not have jurisdiction and/or was time-barred and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 together with simple interest thereon (or on the outstanding balance thereof) at the U.S. Prime Rate from the date of this award until payment. The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration (Note 15).

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

During the nine months ended July 31, 2026, pursuant to the terms of the LFA, the Company received $400,000 reimbursement of corporate operating costs from Bench Walk (July 31, 2025: $600,000). Additionally, Bench Walk has made payments on the Company’s behalf for legal and arbitration costs totaling $191,892 during the nine months ended July 31, 2026 and accumulated legal and arbitration costs of $5,925,000 since September 2023.

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

During the nine months ended July 31, 2026 and 2025, the following is a summary of the Company’s expenditures that were incurred and reimbursed by Bench Walk.

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Exploration and property holding costs	$—	$31,188	$67,828	$98,851
Personnel	—	58,014	124,426	175,292
Office and administrative	—	45,370	76,477	125,394
Professional services	—	15,514	94,793	80,525
Directors’ fees	—	21,432	42,751	65,760
Income taxes	—	—	875	2,107
	—	171,518	407,150	547,929
Changes for the period	—	(42,376)	(407,150)	(418,787)
Accounts receivable	$—	129,142	$—	$129,142

Accounts receivable – October 31, 2025	$184,982
Expenditure incurred during the nine months ended July 31, 2026	407,150
Funding received	(400,000)
Write off remaining accounts receivable	(192,132)
Accounts receivable – July 31, 2026	$—

Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement, and the Company wrote off the related accounts receivable balance of $192,132. The Company recorded $nil contra expense during the three months ended July 31, 2026.

NOTE 6 – NET LOSS PER SHARE

The Company had stock options and warrants outstanding at July 31, 2026 and 2025 that upon exercise were issuable into 10,422,499 and 12,293,788 shares of the Company’s common stock, respectively. They were not included in the calculation of loss per share because they would have been considered anti-dilutive.

NOTE 7 – DUE FROM RELATED PARTY

As of July 31, 2026, due from related party consists of $20,916 (October 31, 2025 - $20,285) due from Arras for shared employees’ salaries and office expenses. The Company and Arras have certain common directors and officers. This amount is non-interest bearing and is to be repaid on demand. During the nine months ended July 31, 2026 and 2025, expenses totaling $255,288 and $239,628 were incurred by the Company on behalf of Arras.

NOTE 8 – VALUE-ADDED TAX RECEIVABLE

Value-added tax (“VAT”) receivable relates to VAT paid in Mexico. As of July 31, 2026, the Company estimates a net VAT of $77,790 (October 31, 2025 - $73,091) will be received and believes that it remains legally entitled to be refunded the full amount of the VAT receivable and is rigorously continuing its VAT recovery efforts. While the Company continues to pursue recovery from the Mexican government, the outcomes and process for recovering VAT can be lengthy and unpredictable. The allowance for uncollectible VAT was estimated by management based upon several factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

A summary of the changes in the allowance for uncollectible VAT for the nine months ended July 31, 2026, is as follows:

Allowance for uncollectible VAT – October 31, 2025	$547,483
Provision of VAT receivable allowance	6,170
Foreign currency translation adjustment	38,564
Allowance for uncollectible VAT –July 31, 2026	$592,217

NOTE 9 – OFFICE AND MINING EQUIPMENT

The following is a summary of the Company’s office and mining equipment at July 31, 2026 and October 31, 2025, respectively:

	July 31,	October 31,
	2026	2025

Mining equipment	$396,153	$396,153
Vehicles	73,036	73,036
Buildings and structures	185,724	185,724
Computer equipment and software	75,304	75,304
Well equipment	39,637	39,637
Office equipment	47,597	47,597
	817,451	817,451
Less: Accumulated depreciation	(704,728)	(704,488)
Less: Accumulated impairment	(112,307)	(112,307)
Office and mining equipment, net	$416	$656

NOTE 10 – PROPERTY CONCESSIONS

The following is a summary of the Company’s property concessions in Sierra Mojada, Mexico as at July 31, 2026, October 31, 2025 and 2024:

Property concessions – October 31, 2024	$5,004,386
Impairment	(5,004,386)
Property concessions – July 31, 2026 and October 31, 2025	$—

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

As of July 31, 2026, the Company still maintains the mineral concession rights, but at a $nil carrying value.

NOTE 11 – COMMON STOCK

During the nine months ended July 31, 2026, 45,000 warrants to acquire 45,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $4,213.

The Company incurred costs of $334 related to warrant exercises in the nine months ended July 31, 2026.

During the nine months ended July 31, 2025, 245,000 warrants to acquire 245,000 shares of common stock were exercised at an exercise price of $0.59 per share of common stock for aggregate gross proceeds of $144,550, of which $0.25 per share was paid to Arras ($61,250).

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

No options were granted or exercised during the nine months ended July 31, 2026 and 2025.

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

The following is a summary of stock option activity for the nine months ended July 31, 2026:

Options	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at October 31, 2025	4,725,000	$0.23	2.33	$225,870
Outstanding and exercisable at July 31, 2026	4,725,000	$0.23	1.58	$—

The Company recognized stock-based compensation costs for stock options of $4,293 and $27,769 for the nine months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, there was $nil of total unrecognized compensation expense.

Summarized information about stock options outstanding and exercisable at July 31, 2026 is as follows:

Options Outstanding				Options Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)	Number Exercisable	Weighted Average Exercise Price ($CDN)
$0.32	2,150,000	0.55	$0.32	2,150,000	$0.32
0.195	150,000	1.62	0.195	150,000	0.195
0.16	2,425,000	2.49	0.16	2,425,000	0.16
$0.23	4,725,000	1.58	0.23	4,725,000	0.23

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2026 is as follows:

Warrants	Shares	Weighted Average Exercise Price ($CDN)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at October 31, 2025	5,742,499	$0.13	3.00	$615,952
Exercised	(45,000)	0.13
Outstanding and exercisable at July 31, 2026	5,697,499	$0.13	2.25	$98,765

On June 3, 2026, 45,000 warrants to acquire 45,000 shares of common stock were exercised at an exercise price of $CDN 0.13 per share of common stock for aggregate gross proceeds of $4,213.

No warrants were issued during the nine months ended July 31, 2026.

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

No warrants were issued during the nine months ended July 31, 2025.

Summarized information about warrants outstanding and exercisable at July 31, 2026 is as follows:

Warrants Outstanding and Exercisable
Exercise Price ($CDN)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($CDN)
$0.13	5,697,499	2.25	$0.13

During the year ended October 31, 2023, the Company issued 5,842,499 warrants with an exercise price of Canadian dollar ("$CDN") $0.13 per share in connection with the $CDN 0.11 Unit private placement. The Company’s $CDN warrants have been recognized as a derivative liability as the currency denomination of the exercise price is different from the functional currency of the Company.

The following is a summary of the Company’s warrant derivative liability at July 31, 2026:

Warrant derivative liability at October 31, 2025	$777,095
Foreign currency translation adjustment	6,845
Change in fair value of warrant derivative liability	(360,370)
Reclassification to additional paid-in capital upon exercise of warrants	(4,178)
Warrant derivative liability at July 31, 2026	$419,392

The fair value of the warrants issued in the $CDN 0.11 Unit private placement was revalued to be $419,392 based on the Black-Scholes pricing model using a risk-free interest rate of 4.31%, expected volatility of 123.95%, dividend yield of 0%, and a contractual term of 2.25 years as of July 31, 2026.

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

The carrying amounts of cash and cash equivalents, accounts receivable, due from related party and accounts payable approximate fair value at July 31 2026 and October 31, 2025 due to the short maturities of these financial instruments. There were no transfers between Levels 1, 2 and 3 during the nine months ended July 31, 2026 and 2025.

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

The Company has the following liabilities under the fair value hierarchy measured at fair value on a recurring basis:

	July 31, 2026
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$419,392

	October 31, 2025
Liability	Level 1	Level 2	Level 3

Warrant derivative liability	$—	$—	$777,095

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets, the Company has established policies to ensure liquidity of funds and ensure that counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its U.S. dollar and $CDN cash and cash equivalents in bank and demand deposit accounts with major financial institutions with high credit standings. Cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to $CDN 100,000. Certain Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to U.S. dollar deposits held in Canadian financial institutions. As of July 31, 2026, and October 31, 2025, the Company’s cash and cash equivalent balances held in Canadian financial institutions included $878,109 and $1,059,821, respectively, which was not insured by the CDIC. The Company has not experienced any losses on such accounts, and management believes that using major financial institutions with high credit ratings mitigates the credit risk to cash and cash equivalents.

As at July 31, 2026 and October 31, 2025, cash and cash equivalents consist of guaranteed investment certificates of $17,250 and $17,264, respectively, held in bank accounts.

The Company also maintains cash in bank accounts in Mexico. These accounts are denominated in the local currency and are considered uninsured. As of July 31, 2026 and 2025, the U.S. dollar equivalent balance for these accounts was $80,275 and $70,963, respectively. As of July 31, 2026, a cash balance of $80,145 (the Mexican peso (“$MXN”) 1,389,737) was subject to seizure by the Mexican government due to a dispute over certain years’ VAT and corporate tax.

Other receivables, accounts receivable and due from related party comprise receivables from GST refunds, Bench Walk and a related party and proceeds from warrant exercises. Receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. At July 31, 2026 and October 31, 2025, none of the Company’s receivables are impaired. All receivables are normally settled between 30 to 90 days.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its financial obligations as they fall due. The Company’s approach to managing its liquidity risk is to ensure, as much as possible, that it will have sufficient liquid funds to meet its liabilities when due.

At July 31, 2026, the Company has $925,524 (October 31, 2025 - $1,135,565) of cash and cash equivalents to settle current liabilities of $9,367,700(October 31, 2025 - $8,436,970). All payables classified as current liabilities are due within one year.

Interest Rate Risk

The Company holds substantially all of its cash and cash equivalents in bank and demand deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the nine months ended July 31, 2026, a 1% decrease in interest rates would have resulted in a reduction of approximately $8,000 in interest income for the period.

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

Based on the net exposures as at July 31, 2026, a 5% depreciation or appreciation of the $CDN and $MXN against the U.S. dollar would result in an increase/decrease of approximately $69,000 in the Company’s net income.

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

On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim on the basis that it did not have jurisdiction and/or was time-barred and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 together with simple interest thereon (or on the outstanding balance thereof) at the U.S. Prime Rate from the date of this award until payment. The Company recorded a liability for this amount, together with the related accrued interest.

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

Due to this recent ruling, continued consultation with the legal counsel and the continued inability to access the property, the Company recorded a litigation accrual of $7.08 million ($5.9 million plus legal costs of 20% of the ruling, as prescribed by the Civil Court) as of July 31, 2026 and October 31, 2025 with respect to this claim, in accordance with ASC 450. However, the Company believes the likelihood of the plaintiff enforcing collection of any amount on this claim is remote and will continue to defend itself in such enforcement.

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

Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement, and the Company wrote off the related accounts receivable balance of $192,132.

Management Retention Agreement and Salaries

The Company established a Management Retention Agreement (the “MRA”), which was a long-term incentive program to retain key personnel of the Company who have important historical information and knowledge to contribute with respect to the Arbitration. The MRA provides that if the Company is successful and the Company receives damages proceeds, 12% of the net proceeds will be directed to the MRA for distribution to its participants. Each participant must satisfy specific Arbitration-related duties and if they do so, each participant may be entitled to a pre-defined percentage of the proceeds received by the MRA. The Toronto Stock Exchange (the “TSX”) and the Company’s disinterested shareholders have approved the MRA as of the date of Silver Bull’s 2024 annual meeting of shareholders in April 2024.

Additionally, management of the Company had agreed to defer a portion of its salaries, as well as annual bonuses granted, with the deferred amounts only being paid in the event that the Company is successful in its Arbitration proceedings and the Company having sufficient funds to pay the deferred amounts after discharging amounts owed to priority creditors (Note 4). Deferred amounts owed to management accrue interest at a rate of 6% per annum, compounded annually. As of July 31, 2026, the deferred salary and bonus amounts, with accrued interest, are approximately $838,000. As at July 31, 2026, no expense was recorded in relation to the above.

NOTE 16 – SEGMENT INFORMATION

The Company operates in a single reportable segment: the exploration of mineral property interests. The Company has mineral property interests in Sierra Mojada, Mexico.

Geographic information is approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Mexico	$(285,000)	$(152,000)	$(340,000)	$(246,000)
Canada	160,000	(253,000)	(1,021,000)	(332,000)
Kazakhstan	—	—	(1,000)	—
Net Loss	$(125,000)	$(405,000)	$(1,362,000)	$(578,000)

The following table details the allocation of assets included in the accompanying balance sheet at July 31, 2026:

	Canada	Mexico	Total
Cash and cash equivalents	$925,000	$—	$925,000
Restricted cash		80,000	80,000
Other receivables	1,000	—	1,000
Prepaid expenses and deposits	7,000	—	7,000
Due from related party	21,000	—	21,000
Value-added tax receivable, net	—	78,000	78,000
Office and mining equipment, net	—	1,000	1,000
	$954,000	$159,000	$1,113,000

The following table details the allocation of assets included in the accompanying balance sheet at October 31, 2025:

	Canada	Mexico	Total
Cash and cash equivalents	$1,135,000	$—	$1,135,000
Restricted cash		75,000	75,000
Other receivables	6,000	—	6,000
Accounts receivables	185,000	—	185,000
Prepaid expenses and deposits	36,000	—	36,000
Due from related party	20,000	—	20,000
Value-added tax receivable, net	—	73,000	73,000
Office and mining equipment, net	—	1,000	1,000
	$1,382,000	$149,000	$1,531,000

The Company has significant assets in Coahuila, Mexico. Although Mexico is generally considered economically stable, unanticipated events in Mexico, such as the blockade, can, and may in the future, disrupt the Company’s operations. The Mexican government does not require foreign entities to maintain cash reserves in Mexico.

The following table details the allocation of exploration and property holding costs for the exploration properties:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Exploration and property holding costs for the period
Mexico	$(160,000)	$(142,000)	$(237,000)	$(223,000)
Kazakhstan	—	—	(1,000)	(1,000)
	$(160,000)	$(142,000)	$(238,000)	$(224,000)

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

On June 28, 2023, the Company filed a request for arbitration (the “Arbitration”) before the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) against the United Mexican States (“Mexico”) under the United States-Mexico-Canada Agreement (the “USMCA”) and NAFTA, (together with the USMCA, the “Treaties”). Since the arbitration request, the Arbitration has become the Company’s core focus. The Arbitration seeks compensation for the losses resulting from the Mexican State’s wrongful conduct and its breaches of the Treaties’ protections, including expropriation, breach of the fair and equitable treatment standard, discrimination, and other unlawful treatment in respect of the Sierra Mojada Property. On June 17, 2024, the Company filed its Memorial submission with ICSID detailing the claim against Mexico, and its Claimant’s Reply was filed on April 25, 2025. The reply responded to Mexico’s Counter Memorial, and revised the damages estimate to the sum of $315 million, plus pre-award interest accruing from the valuation date, June 30, 2020. The Arbitration hearing was held in Washington, D.C. in October 2025, and the Company submitted its post-hearing brief to the tribunal on November 21, 2025 and its costs on December 5, 2025. On May 29, 2026, the ICSID tribunal rendered its final award dismissing the Claim concluding that it did not have jurisdiction and/or was time-barred to hear the Company’s Claim (ICSID Case No. ARB/23/24) and ordered the Company to pay a portion of Mexico’s legal costs totaling approximately US$998,000 together with simple interest thereon (or on the outstanding balance thereof) at the U.S. Prime Rate from the date of this award until payment. The Company is currently assessing the decision to determine whether there are grounds for annulment. The Company has 120 days from the date of the ruling to register for annulment, and the proceeding would be anticipated to take approximately 18 to 36 months from the date of registration. The Company is also evaluating its strategic options following the dismissal, including seeking resolution of the ongoing blockade and/or identifying other exploration projects for potential development and investment.

Silver Bull’s principal office is located at 999 West Hastings Street, Suite 1508, Vancouver, BC, Canada V6C 2W2, and the telephone number is 604-687-5800.

Property Concessions and Outlook

Sierra Mojada Property

The focus of the remainder of the 2026 calendar year at the Sierra Mojada Property is to resolve the blockade and to maintain the Company’s property concessions in Mexico. Upon resolution of the blockade, management will prepare an updated exploration program. The Company is also continuing to investigate other exploration projects for potential development and investment.

Results of Operations

Three Months Ended July 31, 2026 and 2025

For the three months ended July 31, 2026, the Company recorded a net loss of $125,000, or approximately $0.00 per share, compared to a net loss of $405,000, or approximately $0.01 per share, during the comparable period last year. The $280,000 decrease in net loss was primarily due to $190,000 other income compared to $249,000 other expenses for the comparable period last year, which was offset by an $18,000 increase in exploration and property holding costs and a $139,000 increase in administrative expenses in the same period last year as described below.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $18,000 to $160,000 for the three months ended July 31, 2026, compared to $142,000 for the comparable period last year. This increase was mainly due to $41,000 of legal costs incurred in Mexico. During the three months ended July 31, 2026, the Company recorded a contra expense of $nil in exploration and property holding costs compared to $31,000 in the same period last year, which is comprised of funds from the litigation funding agreement entered into on September 5, 2023, with Bench Walk, a third party that specializes in funding litigation and arbitration claims (the “Funding Agreement” or the “LFA”). Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement as of May 29, 2026. No contra expense has been recorded during the three months ended July 31, 2026.

General and Administrative Expenses

The Company recorded $155,000 general and administrative expenses in the three months ended July 31, 2026 compared to $16,000 general and administrative expenses in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $nil in stock-based compensation included in general and administrative expense for the three months ended July 31, 2026 compared to $6,000 in stock-based compensation for the comparable period last year as a result of stock options that were granted and vested to employees, directors and consultants. There were no options granted during the three months ended July 31, 2026 and 2025.

Personnel costs of $56,000 in the three months ended July 31, 2026 were similar to the $60,000 in such costs in the same period last year.

Office and administrative costs decreased $9,000 to $47,000 for the three months ended July 31, 2026 as compared to $56,000 for the comparable period last year. This decrease was primarily due to decreased office rent and shareholder relation activities.

Professional fees increased by $13,000 to $29,000 for the three months ended July 31, 2026 compared to $16,000 for the comparable period last year. This increase was mainly due to increases in accounting fees and legal costs, which were offset by a $5,000 decrease in arbitration related costs compared to the same period last year.

Directors’ fees decreased by $3,000 to $21,000 for the three months ended July 31, 2026 as compared to $24,000 for the comparable period last year. This decrease was primarily due to a $3,000 decrease in stock-based compensation compared to the same period last year.

The Company recorded a $2,000 provision for uncollectible VAT for the three months ended July 31, 2026 as compared to a $1,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible VAT was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the three months ended July 31, 2026, the Company recorded a contra expense of $nil in general and administrative expenses, as the result of the unfavorable award issued by the ICSID tribunal and Bench Walk terminated the Funding Agreement as of May 29, 2026, compared to $140,000 in the same period last year, which is comprised of funds from the Funding Agreement. Bench Walk was funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This was a non-recourse agreement, and the Company has no obligation to repay any funds received under the Funding Agreement.

During the three months ended July 31, 2026, the Arbitration lawyers incurred $nil in legal costs compared to $886,000 in the same period last year all of which was paid by Bench Walk directly.

Other Income (Expenses)

The Company recorded other income of $190,000 for the three months ended July 31, 2026 as compared to other expenses of $249,000 for the comparable period last year. The significant factor contributing to other income in the three months ended July 31, 2026 was $1,479,000 in income from the change in the fair value of the warrant derivative liability due to a decrease in the fair value of warrants with a $CDN exercise price from April 30, 2026 to July 31, 2026, and $7,000 of interest income. This was offset by 1) a $998,000 expense recorded in relation to the reimbursement of Mexico’s arbitration legal costs as required by the ICSID tribunal, 2) associated accrued interest of $12,000, 3) a write off of $192,000 in accounts receivable due to Bench Walk terminating the Funding Agreement, and 4) an $95,000 foreign currency transaction expense. The significant factors contributing to other expenses in the three months ended July 31, 2025 was a $241,000 expense due to a change in the fair value of the warrant derivative liability that was due to an increase in the fair value of warrants with a $CDN exercise price from April 30, 2025 to July 31, 2025 and a $12,000 foreign currency transaction expense, which was offset by a $3,000 interest income.

Nine Months Ended July 31, 2026 and 2025

For the nine months ended July 31, 2026, the Company had a net loss of $1,362,000, or approximately $0.03 per share, compared to a net loss of $578,000, or approximately $0.01 per share, during the comparable period last year. The $784,000 increase in net loss was primarily due to a $14,000 increase in exploration and property holding costs, a $140,000 increase in general and administrative expenses and a $630,000 increase in other expenses.

Exploration and Property Holding Costs

Exploration and property holding costs increased by $14,000 to $238,000 for the nine months ended July 31, 2026, compared to $224,000 for the comparable period last year. This increase was mainly due to $41,000 in legal costs incurred in Mexico during the period. During the nine months ended July 31, 2026, the Company recorded a contra expense of $68,000 in exploration and property holding costs compared to $98,000 in the comparable period last year, which is comprised of funds from the Funding Agreement. Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement as of May 29, 2026. No contra expense has been recorded during the three months ended July 31, 2026.

General and Administrative Expenses

General and administrative expenses increased by $140,000 to $199,000 in the nine months ended July 31, 2026 from $59,000 in the same period last year as described below.

Stock-based compensation was a factor in the fluctuations in general and administrative expenses. The Company recorded $4,000 in stock-based compensation included in general and administrative expense for the nine months ended July 31, 2026 compared to $27,000 for the comparable period last year as a result of stock options that were granted and vested to employees, directors and consultants in the nine months ended July 31, 2025. There were no options granted during the nine months ended July 31, 2026 and 2025.

Personnel costs decreased $4,000 to $188,000 for the nine months ended July 31, 2026 as compared to $192,000 for the comparable period last year. This decrease was primarily due to a decrease in stock-based compensation.

Office and administrative costs of $154,000 in the nine months ended July 31, 2026 were similar to the $156,000 in such costs in the same period last year.

Professional fees increased $46,000 to $125,000 for the nine months ended July 31, 2026 compared to $79,000 for the comparable period last year. This increase was mainly due to an increase in accounting and legal costs.

Directors’ fees decreased $10,000 to $66,000 for the nine months ended July 31, 2026 as compared to $76,000 for the comparable period last year. This decrease was primarily due to a decrease in stock-based compensation compared to the same period last year.

The Company recorded a $6,000 provision for uncollectible VAT for the nine months ended July 31, 2026 as compared to a $5,000 provision for uncollectible VAT in the comparable period last year. The allowance for uncollectible taxes was estimated by management based upon a number of factors, including the length of time the returns have been outstanding, responses received from tax authorities, general economic conditions in Mexico and estimated net recovery after commissions.

During the nine months ended July 31, 2026, the Company recorded a contra expense of $339,000 in the general and administrative expenses compared to $449,000 in the same period last year, which is comprised of funds from the Funding Agreement. The decrease was due to the result of the unfavorable award issued by the ICSID tribunal and Bench Walk terminated the Funding Agreement as of May 29, 2026. Bench Walk was funding the Company’s legal, tribunal and external expert costs and defined corporate operating expenses. This was a non-recourse agreement, and the Company has no obligation to repay any funds received under the Funding Agreement.

During the nine months ended July 31, 2026, the Arbitration lawyers incurred $192,000 in legal costs compared to $2,038,000 in the same period last year, all of which were paid by Bench Walk directly.

Other Expenses

The Company recorded other expenses of $924,000 for the nine months ended July 31, 2026 as compared to other expenses of $294,000 for the comparable period last year. The significant factors contributing to other expenses in the nine months ended July 31, 2026 were 1) a $998,000 expense recorded in relation to the reimbursement of Mexico’s arbitration legal costs as required by the ICSID tribunal, 2) associated accrued interest of $12,000, 3) a write off of $192,000 in accounts receivable due to Bench Walk terminating the Funding Agreement, and 4) a $105,000 foreign currency transaction expense. This was offset by $360,000 in income from the change in fair value of the warrant derivative liability due to a decrease in the fair value of warrants with a $CDN exercise price from November 1, 2025 to July 31, 2026 and a $22,000 interest income. The significant factor contributing to other expenses in the nine months ended July 31, 2025 was a $284,000 expense from change in fair value of the warrant derivative liability that was due to an increase in the fair value of warrants with a $CDN exercise price from October 31, 2024 to July 31, 2025, and a $20,000 foreign currency transaction expense, which was offset by $10,000 of interest income.

Material Changes in Financial Condition; Liquidity and Capital Resources

Funding Agreement

As noted above, pursuant to the Funding Agreement, Bench Walk was paying up to an aggregate of $9.5 million to fund legal costs and other expenses incurred by the Company in connection with the Claim, including an amount for reasonably incurred day-to-day operating expenses of the Company. During the nine months ended July 31, 2026, the Company received funding of $400,000 as reimbursement of corporate operating costs incurred. Following the unfavorable award issued by the ICSID tribunal, Bench Walk terminated the Funding Agreement, and the Company wrote off the related accounts receivable balance of $192,132.

Cash Flows

During the nine months ended July 31, 2026, cash and cash equivalents were primarily utilized to fund the exploration activities and general and administrative expenses. As a result of the exploration activities and general and administrative expenses, cash and cash equivalents decreased from $1,136,000 at October 31, 2025 to $926,000 at July 31, 2026.

Cash flows used in financing activities for the nine months ended July 31, 2026 were $4,000, which was mainly due to the payment of expenses relating to the warrant exercises in the 2025 fiscal year. This was offset by a net proceeds of $4,000 from the exercise of 45,000 warrants at an exercise price of $CDN 0.13 per warrant. Cash flows provided by financing activities for the nine months ended July 31, 2025 were net proceeds of $82,000 from the exercise of 245,000 warrants at an exercise price of $0.59 per warrant, net of $0.25 per warrant paid to Arras as per the terms of the Distribution.

Cash flows used by investing activities for the nine months ended July 31, 2026 and 2025 were $nil.

Cash flows used in financing activities for the nine months ended July 31, 2026 were $4,000, which was mainly due to the payment of expenses relating to the warrant exercises in the 2025 fiscal year. This was offset by a net proceeds of $4,000 from the exercise of 45,000 warrants at an exercise price of $CDN 0.13 per warrant. Cash flows provided by financing activities for the nine months ended July 31, 2025 were net proceeds of $82,000 from the exercise of 245,000 warrants at an exercise price of $0.59 per warrant, net of $0.25 per warrant paid to Arras as per the terms of the Distribution.

Capital Resources

As of July 31, 2026, the Company had cash and cash equivalents of $926,000 and working capital deficiency of $8,333,000, as compared to cash and cash equivalents of $1,136,000 and working capital deficiency of $6,202,000, excluding the warrant derivative liability as of October 31, 2025. The decrease in liquidity and working capital were primarily the result of increased payable and accrued liabilities and increased general and administrative expenses during the nine months ended July 31, 2026.

Since the Company’s inception in November 1993, it has not generated revenue and has incurred an accumulated deficit of $153,279,000. Accordingly, the Company has not generated cash flows from operations, and since inception has relied primarily upon proceeds from private placements and registered direct offerings of its equity securities, warrant exercises, the sale of investments and funding from Bench Walk and South32 as the primary sources of financing to fund operations.

Based on the Company’s limited cash and cash equivalents, and history of losses, there is substantial doubt as to whether the Company’s existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Management plans to pursue possible financing and strategic options including, but not limited to, obtaining additional equity financing. Management has successfully pursued these options previously and believes that these plans may alleviate the substantial doubt regarding the Company's ability to continue operations for the next 12 months as a going concern. However, there is no assurance that the Company will be successful in pursuing these plans.

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

If the blockade is resolved, and exploration of the Sierra Mojada project is restarted, the Company will require significant amounts of additional capital. As of August 31, 2026, the Company had approximately $0.8 million in cash and cash equivalents. The continued exploration of the Sierra Mojada Property ultimately would require the Company to raise additional capital, identify other sources of funding, identify a strategic partner or other strategic alternatives.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of July 31, 2026.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2026, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended July 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit	Filed/ Furnished Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Schema Document				X
101.CAL*	XBRL Calculation Linkbase Document				X
101.DEF*	XBRL Definition Linkbase Document				X

101.LAB*	XBRL Labels Linkbase Document				X

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

X	Filed herewith

XX	Furnished herewith

*	The following financial information from Silver Bull Resources, Inc.’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2026, is formatted in XBRL (Extensible Business Reporting Language): Condensed Interim Consolidated Balance Sheets, Interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Interim Condensed Consolidated Statements of Stockholders’ Equity, Interim Condensed Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BULL RESOURCES, INC.

Dated: September 10, 2026	By:	/s/ Timothy Barry
Timothy Barry
President and Chief Executive Officer
(Principal Executive Officer)
Dated: September 10, 2026	By:	/s/ Christopher Richards
Christopher Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

